Form 10-K
period 2014-12-31
Paramount Group, Inc.
filed 2015-03-19
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

For the transition period from                      To

Commission File Number: 001-36746

PARAMOUNT GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0439307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1633 Broadway, Suite 1801, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

As of February 27, 2015, there were 212,106,718 shares of the registrant’s common stock outstanding. The registrant’s shares of common stock began trading on the New York Stock Exchange on November 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 21, 2015) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2014, portions of which are incorporated by reference herein.

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York City, Washington, D.C. and San Francisco;
•	risks associated with our high concentrations of properties in New York City, Washington, D.C., and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or re-lease space;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with breaches of our data security;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with derivatives or hedging activity;
•	risks associated with high mortgage rates or the unavailability of mortgage debt which make it difficult to finance or refinance properties and could subject us to foreclosure;
•

risks associated with future sales of our common stock by our continuing investors or the perception that our continuing investors intend to sell substantially all of the shares of our common stock that they hold;

•	risks associated with the market for our common stock;
•	failure to qualify as a REIT;
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•	any of the other risks included in this Annual Report on Form 10-K, including those set forth under the heading “Risk Factors.”

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

General

Paramount Group, Inc. (“Paramount”) is a fully-integrated real estate investment trust (“REIT”) focused on owning, operating and managing high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  We conduct our business through, and substantially all our interests in properties are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and as of December 31, 2014, owned approximately 80.4% of the common limited partnership interest in, the Operating Partnership. As of December 31, 2014, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 93.9% leased. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the completion of the formation transactions (the “Formation Transactions”) and our initial public offering on November 24, 2014 (the “Offering”).

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office properties through the following competitive strengths:

•

Premier Portfolio of High-Quality Office Properties in Most Desirable Submarkets. We have assembled a premier portfolio of Class A office properties located exclusively in carefully selected submarkets of New York City, Washington, D.C. and San Francisco. Our submarkets are among the strongest commercial real estate submarkets in the United States for office properties due to a combination of their high barriers to entry, constrained supply, strong economic characteristics and a deep pool of prospective tenants in various industries that have demonstrated a strong demand for high-quality office space. Our markets are international business centers, characterized by a broad tenant base with a highly educated workforce, a mature and functional transportation infrastructure and an overall amenity rich environment. These markets are home to a diverse range of large and growing enterprises in a variety of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology, as well as federal government agencies. As a result of the above factors, the submarkets in which we are invested have generally outperformed the broader markets in which they are located. Within our targeted submarkets, we have assembled a portfolio of Class A office properties that are consistently among the most sought after addresses in the business community.

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Bank of America Corporation, Barclays Capital, Inc., Clifford Chance LLP, Commerzbank AG, Crédit Agricole Corporate & Investment Bank, The Corporate Executive Board Company, Deloitte & Touche LLP, Showtime Networks Inc., TD Bank, N.A., Warner Music Group and the U.S. Federal Government.

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of our portfolio. Our portfolio is also 93.9% leased as of December 31, 2014; we believe this presents us with a meaningful growth opportunity as we lease-up our portfolio given the strong office market fundamentals in our target markets.

•

Demonstrated Acquisition and Operational Expertise. Over the past nearly 20 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

•

Value-Add Renovation and Repositioning and Development Capabilities. We have expertise in renovating, repositioning and developing office properties.  We have historically acquired well-located assets that have either suffered from a need for physical improvement to upgrade the property to Class A space, have been underperforming due to a lack of a coherent leasing and branding strategy or have been under-managed and could be immediately enhanced by our hands-on approach. We are experienced in upgrading, renovating and modernizing building lobbies, corridors, bathrooms, elevator cabs and base building systems and updating antiquated spaces to include new ceilings, lighting and other amenities. We have also successfully aggregated and are continuing to combine smaller spaces to offer, larger blocks of space, including multiple floors, which are attractive to larger, high credit-quality tenants. We believe that the post-renovation quality of our buildings and our hands-on asset and property management approach attract high credit-quality tenants and allow us to increase our cash flow.

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 26 years, and has worked at our company for an average of 14 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2014, our pro rata net debt to enterprise value was 28.6% and we had $438.6 million of cash and cash equivalents and a $1.0 billion senior unsecured revolving credit facility.

•

Proven Investment Management Business. We have a successful investment management business, where we serve as the general partner and property manager of certain private equity real estate funds for institutional investors and high-net-worth individuals. We have also entered into a number of joint ventures with institutional investors, high-net-worth individuals and other sophisticated real estate investors through which we and our funds have invested in real estate properties. We expect our investment management business to be a complementary part of our overall real estate investment business that will focus primarily on debt and preferred equity investments and will not compete directly with our real estate investment business.

Objectives and Strategy

Our primary business objective is to enhance shareholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing available vacant space;
•	Releasing space that is at below-market rents;
•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio to increase occupancy and rental rates.

Significant Tenants

None or our tenants accounted for more than 10% of total revenues in the year ended December 31, 2014.

Segments

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor, as defined below, and substantially all of the assets of the Property Funds, as defined below, that it controlled. Our business, post the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based primarily on our method of internal reporting.

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds, and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

Employees

As of December 31, 2014, we had 219 employees, including 147 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for properties we may self-insure certain portions of our insurance program, and therefore, use our own funds to satisfy those limits, when applicable. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

Competition

The leasing of real estate is highly competitive in markets in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

Environmental and Related Matters

Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants, and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.

Some of our properties may be adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these properties could impact our properties. While certain properties contain or contained uses that could have or have impacted our properties, we are not aware of any liabilities related to environmental contamination that we believe will have a material adverse effect on our operations.

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us. We sometimes require our tenants to comply with environmental and health and safety laws and regulations and to indemnify us for any related liabilities in our leases with them. But in the event of the bankruptcy or inability of any of our tenants to satisfy such obligations, we may be required to satisfy such obligations. We are not presently aware of any instances of material noncompliance with environmental or health and safety laws or regulations at our properties, and we believe that we and/or our tenants have all material permits and approvals necessary under current laws and regulations to operate our properties.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material (“ACM”). Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for noncompliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of releases of ACM into the environment. We are not presently aware of any material liabilities related to building conditions, including any instances of material noncompliance with asbestos requirements or any material liabilities related to asbestos. In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or costs for remediation. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our properties.

Americans with Disabilities Act (“ADA”)

Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.

Legal Proceedings

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We have not yet made a decision as to whether we will take advantage of any or all of these exemptions. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of this extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not “emerging growth companies”. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

Executive Office

Our principal executive offices are located at 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237 - 3100.

Available Information

Copies of our Annual Report on Form 10-K, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website (www.paramount-group.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237 - 3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Corporate Governance Guidelines, (iii) Compensation Committee Charter, (iv) Code of Business Conduct and Ethics, (v) Audit Committee Charter and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 3.

Risks Related to Real Estate

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses, and the overall market value of our assets, impair our ability to sell, recapitalize or refinance our assets and have an adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City, Washington, D.C. and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income, or NOI, our funds from operations and/or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;
•

declines in the financial condition of our tenants, many of which are financial, legal and other professional firms, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

•	the inability or unwillingness of our tenants to pay rent increases;
•	significant job losses in the financial and professional services industries, which may decrease demand for our office space, causing market rental rates and property values to be impacted negatively;
•	an oversupply of, or a reduced demand for, Class A office space;
•	changes in market rental rates in our markets; and
•

economic conditions that could cause an increase in our operating expenses, such as increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

All of our properties are located in New York City, Washington, D.C. and San Francisco, and adverse economic or regulatory developments in these areas could negatively affect our results of operations, financial condition and ability to make distributions to our stockholders.

All of our properties are located in New York City, in particular midtown Manhattan, as well as Washington, D.C. and San Francisco. As a result, our business is dependent on the condition of the economy in those cities, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City, Washington, D.C. and San Francisco economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.

We are subject to risks inherent in ownership of real estate.

Real estate cash flows and values are affected by a number of factors, including competition from other available properties and our ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations (including zoning, usage and tax laws), interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws.

A significant portion of our revenue is generated from three properties.

As of December 31, 2014, three of our properties, 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza, together accounted for approximately 61.9% of our total revenue. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2014, the vacancy rate of our portfolio was 6.1%. In addition, 6.4% of the square footage of the properties in our portfolio will expire by the end of 2015. We cannot assure you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.

To the extent that we continue to engage in redevelopment and repositioning activities with respect to our properties, we will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; and (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages). These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect us, including our financial condition, results of operations and cash flow.

In the event that there are adverse economic conditions in the real estate market and demand for office space decreases, with respect to our current vacant space and upon expiration of leases at our properties, we may be required to increase tenant improvement allowances or concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants, all of which could negatively affect our cash flow. In addition, a few of our existing properties are pre-war office properties, which may require frequent and costly maintenance in order to retain existing tenants or attract new tenants in sufficient numbers. If the necessary capital is unavailable, we may be unable to make these significant capital expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could adversely affect our financial condition, results of operations, cash flow and market value of our common stock.

We depend on significant tenants in our office portfolio, which could cause an adverse effect on us, including our results of operations and cash flow, if any of our significant tenants were adversely affected by a material business downturn or were to become bankrupt or insolvent.

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2014, our six largest tenants together represented 26.0% of our total portfolio’s annualized rent. As of December 31, 2014, The Corporate Executive Board Company, Barclays Capital Inc., Allianz Global Investors L.P., Credit Agricole Corporate & Investment Bank, Clifford Chance, LLP and Commerzbank AG leased an aggregate of 2,379,343 rentable square feet of office space at four of our office properties, representing approximately 23.0% of the total rentable square feet in our portfolio. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial up front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

The bankruptcy or insolvency of a major tenant or lease guarantor may adversely affect the income produced by our properties and may delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums altogether. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages that is limited in amount and which may only be paid to the extent that funds are available and in the same percentage as is paid to all other holders of unsecured claims.

If any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, default under their leases, fail to renew their leases or renew on terms less favorable to us than their current terms, our results of operations and cash flow could be adversely affected.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code (“Code”) also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 35%, on certain built-in gain recognized in connection with a taxable disposition of a number of our properties for a period of up to 10 years following the completion of the Formation Transactions, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

Competition could limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities, which may adversely affect us, including our profitability and impede our growth.

We compete with numerous commercial developers, real estate companies and other owners of real estate for office buildings for acquisition and pursuing buyers for dispositions. We expect that other real estate investors, including insurance companies, private equity funds, sovereign wealth funds, pension funds, other REITs and other well-capitalized investors will compete with us to acquire existing properties and to develop new properties. Our markets are each generally characterized by high barriers-to-entry to construction and limited land on which to build new office space, which contributes to the competition we face to acquire existing properties and to develop new properties in these markets. This competition could increase prices for properties of the type we may pursue and adversely affect our profitability and impede our growth.

We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.

Our San Francisco properties are located in the general vicinity of active earthquake faults. Our New York City and Washington, D.C. properties are located in areas that could be subject to windstorm losses. Insurance coverage for earthquakes and windstorms can be costly because of limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. In addition, our New York City, Washington, D.C. and other properties may be subject to a heightened risk of terrorist attacks. We carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties with limits and on terms we consider commercially reasonable. We cannot assure you, however, that our insurance coverage will be sufficient or that any uninsured loss or liability will not have an adverse effect on our business and our financial condition and results of operations.

We are subject to risks from natural disasters such as earthquakes and severe weather.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area) or destructive weather event (such as a hurricane, especially in New York City or Washington, D.C. area) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly in the Northeast states in which many of our properties are located, including increased need for maintenance and repair of our buildings.

Climate change may adversely affect our business.

To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected. In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties in order to comply with such regulations.

Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including New York City, Washington, D.C. and San Francisco. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “-We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.”

We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations.

Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or from adjacent properties used for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. See “Business -Environmental and Related Matters.”

In addition, our properties are subject to various federal, state and local environmental and health and safety laws and regulations. Noncompliance with these environmental and health and safety laws and regulations could subject us or our tenants to liability. These liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with such laws and regulations or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained ACM. Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

In addition, our properties may contain or develop harmful mold or suffer from other indoor air quality issues. Indoor air quality issues also can stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants or others if property damage or personal injury occurs.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our stockholders or that such costs, liabilities, or other remedial measures will not have an adverse effect on our financial condition and results of operations.

We may incur significant costs complying with the Americans with Disabilities Act of 1990, (the “ADA”), and similar laws, which could adversely affect us, including our future results of operations and cash flow.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties were not in compliance with the ADA, then we could be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with the ADA or similar laws. Substantial costs incurred to comply with the ADA and any other legislation could adversely affect us, including our future results of operations and cash flow.

Our option property is subject to various risks and we may not acquire it.

We have entered into an option to acquire 60 Wall Street, New York, New York. 60 Wall Street is exposed to many of the same risks that may affect the other properties in our portfolio. The terms of the option agreement relating to 60 Wall Street were not determined by arm’s-length negotiations, and such terms may be less favorable to us than those that may have been obtained through negotiations with third parties. It may become economically unattractive to exercise our option with respect to 60 Wall Street. These risks could cause us to decide not to exercise our option to purchase this property in the future.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, including potentially the option property, we may fail to successfully operate acquired properties, which could adversely affect us and impede our growth.

Our ability to identify and acquire properties on favorable terms and successfully operate or redevelop them may be exposed to significant risks. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all, including potentially the option property. We may spend more than budgeted to make necessary improvements or renovations to acquired properties and may not be able to obtain adequate insurance coverage for new properties. Further, acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. We may also be unable to integrate new acquisitions into our existing operations quickly and efficiently, and as a result, our results of operations and financial condition could be adversely affected. Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our securities.

Should we decide at some point in the future to expand into new markets, we may not be successful, which could adversely affect our financial condition, results of operations, cash flow and market value of our securities.

If opportunities arise, we may explore acquisitions of properties in new markets. Each of the risks applicable to our ability to acquire and integrate successfully and operate properties in our current markets is also applicable in new markets. In addition, we will not possess the same level of familiarity with the dynamics and market conditions of the new markets we may enter, which could adversely affect the results of our expansion into those markets, and we may be unable to build a significant market share or achieve our desired return on our investments in new markets. If we are unsuccessful in expanding into new markets, it could adversely affect our financial condition, results of operations, cash flow, the market value of our securities and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

We are subject to risks involved in real estate activity through joint ventures and private equity real estate funds.

We have in the past, are currently and may in the future acquire and own properties in joint ventures and private equity real estate funds with other persons or entities when we believe circumstances warrant the use of such structures. We manage and consolidate into our combined consolidated financial statements, investments of certain private equity real estate funds in which we are the general partner. As of December 31, 2014, these real estate fund investments had an aggregate fair value of $323,387,000. Joint venture and fund investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds does not operate in compliance with the REIT requirements. Further, our joint venture and fund partners may fail to meet their obligations to the joint venture or fund as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. We will review the qualifications and previous experience of any co-venturers or partners, although we do not expect to obtain financial information from, or to undertake independent investigations with respect to, prospective co-venturers or partners. To the extent our partners do not meet their obligations to us or our joint ventures or funds or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.

Our joint venture partners in 31 West 52nd Street, 712 Fifth Avenue and One Market Plaza have forced sale rights as a result of which we may be forced to sell these assets to third parties at times or prices that may not be favorable to us.

Our partners in the joint ventures that own 31 West 52nd Street, 712 Fifth Avenue and One Market Plaza have forced sale rights pursuant to which, after a specified period, each may require us either to purchase the property or attempt to sell the property to a third party. With respect to 31 West 52nd, at any time, our joint venture partner shall have the right to cause a sale of the property by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. Upon receipt of the sale notice from the joint venture partner, we will have the right either to attempt to sell the property to a third party for not less than 95% of the sales price set forth in the sales notice, or to elect to purchase the interests of the joint venture partner for cash at a price equal to the amount the joint venture partner would have received if the property had been sold for the sales price set forth in the sales notice (and the joint venture paid any applicable financing breakage costs and transfer taxes, prepaid all liquidated liabilities of the joint venture and distributed the balance to the partners). With respect to 712 Fifth Avenue, beginning six years after the completion of the Offering and any time thereafter, our joint venture partner may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. Upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). With respect to One Market Plaza, at any time on or after March 31, 2021, our joint venture partner may exercise a forced sale right. Upon exercise of this right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us either to purchase their interests at an agreed upon price or to sell the properties held by our joint ventures to third parties. In the case of One Market Plaza, our joint venture partner could force us to sell this property to a third party on terms it deems acceptable. The exercise of these rights could adversely impact our company by requiring us to sell one or more of these properties to third parties at times or prices that may not be favorable to us.

Contractual commitments with existing private equity real estate funds may limit our ability to acquire properties directly in the near term.

Paramount Group Real Estate Fund VII, LP and its parallel fund, or Fund VII, is one of our private equity real estate funds and is actively engaged in acquisition activities. In connection with the formation of Fund VII, we agreed that we would make all investments that meet its stated investment objectives through Fund VII (provided that Fund VII is able to participate in the investment and subject to our ability to co-invest), until July 18, 2017, unless we, as the general partner of Fund VII, choose to extend it until July 18, 2018. Because of the exclusivity requirements of Fund VII, we may be required to acquire properties through this fund that we otherwise would have acquired through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. Alternatively, we may choose to co-invest with Fund VII as a joint venture partner to the extent it is determined that it is in the best interest of Fund VII. In connection with any property that we co-invest in with Fund VII, Fund VII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such property. Such authority in connection with a co-investment could subject us to the applicable risks described above. As of December 31, 2014, Fund VII had an aggregate of $57,600,000 of committed capital that had not yet been invested.

Paramount Group Real Estate Fund VIII, LP and its parallel funds, or Fund VIII, is one of our private equity real estate funds that completed its initial closing in November 2014, with $485,000,000 in capital commitments and is targeting approximately $600,000,000 in capital commitments. Fund VIII is actively engaged in pursuing a diversified portfolio of real estate and real estate-related assets and companies primarily consisting of acquiring and/or issuing loans to real estate and real estate-related companies or investing in their preferred equity. We expect that, subject to certain prior rights granted to other of our private equity real estate funds, we would make all investments that meet Fund VIII’s stated investment objectives through Fund VIII (provided that Fund VIII is able to participate in the investment and subject to our right to co-invest), until the end of the fund’s investment period, which will end three years after the fund’s final closing. Given that the fund conducted its initial closing in November 2014, and a final closing is expected to take place approximately 18 months later, the fund’s investment period would end during mid-2019, unless we, as the general partner of Fund VIII, choose to extend it an additional year. However, we will have the option (but not the obligation) of participating in each of Fund VIII’s investments in debt and preferred equity for up to 25% of the total investment and in each of Fund VIII’s equity investments for up to 50% of the total investment, and may, where it is attractive to us and determined to be in the best interest of Fund VIII, acquire greater percentages of a given investment opportunity. Because of the limited exclusivity requirements of Fund VIII, we may be required to acquire assets partially through this fund that we otherwise would have acquired solely through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. In connection with certain assets that we co-invest in with Fund VIII, specifically those where Fund VIII owns a majority of the joint venture-it is expected that Fund VIII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above. As of December 31, 2014 Fund VIII had an aggregate of $434,000,000 of committed capital that had not yet been invested.

We share control of some of our properties with other investors and may have conflicts of interest with those investors.

While we make all operating decisions for certain of our joint ventures and private equity real estate funds, we are required to make other decisions jointly with other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors may be required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, as well as bankruptcy decisions. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and third-party rights provisions, such as consent rights to certain transactions, apply to sales or transfers of interests in our properties owned in joint ventures. Consequently, decisions to buy or sell interests in properties relating to our joint ventures may be subject to the prior consent of other investors. These restrictive provisions and third-party rights may preclude us from achieving full value of these properties because of our inability to obtain the necessary consents to sell or transfer these interests.

Risks Related to Our Business and Operations

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2014, including debt of our unconsolidated joint ventures, we had $3.099 billion of total debt ($2.392 billion on a pro rata basis), substantially all of which was asset level debt, and we have $1.0 billion of available borrowing capacity, including amounts reserved for letters of credit, under our revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may from time to time be subject to litigation, including litigation arising from the Formation Transactions, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses.

As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our business, financial condition and results of operations. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

We depend on key personnel, including Albert Behler, our Chairman, Chief Executive Officer and President, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and existing and prospective industry participants, which could negatively affect our financial condition, results of operations, cash flow and market value of our common stock.

There is substantial competition for qualified personnel in the real estate industry and the loss of our key personnel could have an adverse effect on us. Our continued success and our ability to manage anticipated future growth depend, in large part, upon the efforts of key personnel, particularly Albert Behler, our Chairman, Chief Executive Officer and President, who has extensive market knowledge and relationships and exercises substantial influence over our acquisition, redevelopment, financing, operational and disposition activity. Among the reasons that Albert Behler is important to our success is that he has a national, regional and local industry reputation that attracts business and investment opportunities and assists us in negotiations with financing sources and industry personnel. If we lose his services, our business and investment opportunities and our relationships with such financing sources and industry personnel could diminish.

Many of our other senior executives also have extensive experience and strong reputations in the real estate industry, which aid us in identifying or attracting investment opportunities and negotiating with sellers of properties. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our relationships with lenders, business partners and industry participants, which could negatively affect our financial condition, results of operations and cash flow.

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•	require significant management attention and resources to remedy any damages that result;
•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•	damage our reputation among our tenants and investors generally.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Our Organization and Structure

The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.

There are provisions in our charter and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

Our charter authorizes our board of directors, without stockholder approval, to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional shares of our common stock or preferred stock and to classify or reclassify unissued shares of our common stock or preferred stock and thereafter to authorize us to issue such classified or reclassified shares of stock. We believe these charter provisions provide us with increased flexibility in structuring possible future financings and acquisitions and in meeting other needs that might arise. The additional classes or series, as well as the additional authorized shares of our common stock, are available for issuance without further action by our stockholders, unless such action is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities are listed or traded. Although our board of directors does not currently intend to do so, it could authorize us to issue a class or series of stock that could, depending upon the terms of the particular class or series, delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our common stockholders otherwise believe to be in their best interests.

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year (beginning with our second taxable year as a REIT). In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own up to 22.0% of our outstanding common stock in the aggregate (which can be automatically increased to an amount greater than 22.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto.

In addition, certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions.

As permitted by the MGCL, our board of directors adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL. Our bylaws provide that this resolution or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL may only be revoked, altered or amended, and our board of directors may only adopt any resolution inconsistent with any such resolution (including an amendment to that bylaw provision), which we refer to as an opt in to the business combination provisions, with the affirmative vote of a majority of the votes cast on the matter by holders of outstanding shares of our common stock. In addition, as permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of shares of our stock. This bylaw provision may be amended, which we refer to as an opt in to the control share acquisition provisions, only with the affirmative vote of a majority of the votes cast on such an amendment by holders of outstanding shares of our common stock.

Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then current market price.

In addition, the provisions of our charter on the removal of directors and the advance notice provisions of our bylaws, among others, could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest.

Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then-current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

Our board of directors may change our policies without stockholder approval.

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establishes the amount of any dividends or other distributions that we pay to our stockholders. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders are not entitled to approve changes in our policies, and, while not intending to do so, we may adopt policies that may have an adverse effect on our financial condition and results of operations.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of common units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our operating partnership or any of its partners, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we have duties and obligations to our operating partnership and its limited partners under Delaware law as modified by the partnership agreement of our operating partnership in connection with the management of our operating partnership as the sole general partner. The limited partners of our operating partnership expressly acknowledge that the general partner of our operating partnership acts for the benefit of our operating partnership, the limited partners and our stockholders collectively. When deciding whether to cause our operating partnership to take or decline to take any actions, the general partner will be under no obligation to give priority to the separate interests of (i) the limited partners of our operating partnership (including, without limitation, the tax interests of our limited partners, except as provided in a separate written agreement) or (ii) our stockholders. Nevertheless, the duties and obligations of the general partner of our operating partnership may come into conflict with the duties of our directors and officers to our company and our stockholders.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

As a publicly-traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm issue an opinion with respect to the effectiveness of our internal control over financial reporting. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information. These events could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

We may assume unknown liabilities in connection with the Formation Transactions, which, if significant, could adversely affect our business.

As part of the Formation Transactions, we (through corporate acquisitions and contributions to our operating partnership) acquired the properties and assets of our predecessor and certain other assets, subject to existing liabilities, some of which may be unknown. Each of the entities comprising our predecessor and the private equity real estate funds controlled by our management company from whom we acquired assets in the Formation Transactions made representations, warranties and covenants to us regarding the entities and assets we acquired. In order to provide us with indemnification in connection with breaches of these representations, warranties or covenants, the owners of our management company placed $19.0 million of our common stock, that they are otherwise entitled to receive, into an escrow from which we will be entitled to indemnification for breaches of representations, warranties and covenants made by any of these entities. In addition, in connection with each of these acquisitions, 1.5% of the common stock or common units in our Operating Partnership (“common units”) that we issued in the acquisition was placed into an escrow from which we are entitled to indemnification for breaches of such representations, warranties or covenants made by the applicable entity in the acquisition. These indemnification escrows will remain in place for one year following the Offering after which, if no indemnification claims have been made, the escrowed amounts will be released, except that each person or the entity will be permitted to have such shares of our common stock or common units released from escrow by posting satisfactory alternative collateral. The third parties from whom we acquired assets in the Formation Transactions also made representations, warranties and covenants to us and provided us with indemnification or remained subject to state law claims for breaches of such representations, warranties or covenants pursuant to the individually negotiated terms of the agreements with each of these parties. Because many liabilities, including tax liabilities, may not be identified within such period, we may have no recourse for such liabilities. Any unknown or unquantifiable liabilities that we assumed in connection with the Formation Transactions for which we have no or limited recourse could adversely affect us. See “—We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.

We may pursue less vigorous enforcement of terms of certain formation transaction agreements because of conflicts of interest with certain members of our senior management team and our board of directors, which could have an adverse effect on our business.

Certain members of our senior management team and our board of directors had ownership interests in our predecessor and the private equity real estate funds controlled by our management company that we acquired in the Formation Transactions upon completion of the Offering. As part of the Formation Transactions, we are indemnified for certain claims made with respect to breaches of such representations, warranties or covenants by certain contributing entities following the completion of the Offering. Such indemnification is limited, however, and we are not entitled to any other indemnification in connection with the Formation Transactions. See “We may assume unknown liabilities in connection with the Formation Transactions, which, if significant, could adversely affect our business” above. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our executive officers given their significant knowledge of our business, relationships with our customers and significant equity ownership in us and members of our board of directors, and this could have an adverse effect on our business.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2014, our total indebtedness, including indebtedness of our unconsolidated joint ventures, was approximately $3.099 billion ($2.392 billion on a pro rata basis). As of December 31, 2014, substantially all of our debt was asset level debt, and we have $1.0 billion of available borrowing capacity, including amounts reserved for letters of credit, under our senior unsecured revolving credit facility.

Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

●	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
●	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
●

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “U.S. Federal Income Tax Considerations”) or in violation of certain covenants to which we may be subject;

●	subject us to increased sensitivity to interest rate increases;
●	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
●	limit our ability to withstand competitive pressures;
●	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
●	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
●	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code, and, in the case of some of our properties, expose us to entity-level sting tax, as defined below.

We may not have sufficient cash flow to meet the required payments of principal and interest on our debt or to pay distributions on our shares at expected levels.

In the future, our cash flow could be insufficient to meet required payments of principal and interest or to pay distributions on our shares at expected levels. In this regard, we note that in order for us to continue to qualify as a REIT, we are required to make annual distributions generally equal to at least 90% of our taxable income, computed without regard to the dividends paid deduction and excluding net capital gain. In addition, as a REIT, we are subject to U.S. federal income tax to the extent that we distribute less than 100% of our taxable income (including capital gains) and are subject to a 4% nondeductible excise tax on the amount by which our distributions in any calendar year are less than a minimum amount specified by the Code. These requirements and considerations may limit the amount of our cash flow available to meet required principal and interest payments.

If we are unable to make required payments on indebtedness that is secured by a mortgage on our property, the asset may be transferred to the lender with a consequent loss of income and value to us, including adverse tax consequences related to such a transfer.

Our debt agreements include restrictive covenants, requirements to maintain financial ratios and default provisions which could limit our flexibility, our ability to make distributions and require us to repay the indebtedness prior to its maturity.

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. As of December 31, 2014, including debt of our unconsolidated joint ventures, we had $3.099 billion of total debt ($2.392 billion on a pro rata basis), substantially all of which was asset level debt. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our senior unsecured revolving credit facility will, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2014, $263.2 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

We may, in a manner consistent with our qualification as a REIT, seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the distribution requirements applicable to REITs under the Code and, in the case of some of our properties, expose us to entity-level sting tax, as defined below.

High mortgage rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to make distributions necessary to meet the distribution requirements imposed on REITs under the Code.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;
•	changes in our funds from operations, NOI or income estimates;
•	publication of research reports about us or the real estate industry;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Form 10-K;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile and decline significantly.

The market value of our common stock may decline due to the large number of our shares eligible for future sale.

The market value of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or upon exchange of common units, or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our common stock in the future at a time and at a price that we deem appropriate.

As of December 31, 2014, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock will be eligible for future sale following the expiration of the 180-day lock-up period and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. Pursuant to the registration rights agreement we entered into with members of the Otto family and certain affiliated entities receiving shares of our common stock in the Formation Transactions and concurrent private placements, the parties to this agreement may, 14 months following the completion of the Offering and under certain circumstances, demand that we register the resale and/or facilitate an underwritten offering of their shares; provided that the demand relates to shares having a market value of at least $40.0 million and that such parties may not make more than two such demands in any consecutive 12-month period. When the restrictions under the lock-up arrangements expire or are waived, the related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock. In addition, from and after 14 months following the closing of our initial public offering, limited partners of our operating partnership, other than us, will have the right to require our operating partnership to redeem part or all of their 46,810,117 common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. Furthermore, to the extent a holder transfers more than 50% of the common stock or common units that it receives in connection with the Formation Transactions within two years of the completion of the Offering, the holder generally will be required to bear additional New York City and State real property transfer taxes attributable to such holder based on the holder’s transfer.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders.

Our charter provides that we may issue up to 900,000,000 shares of our common stock, $0.01 par value per share, and up to 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and our charter, our board of directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Similarly, the partnership agreement of our operating partnership authorizes us to issue an unlimited number of additional common units, which may be exchangeable for shares of our common stock. In addition, share equivalents are available for future issuance under the 2014 Equity Incentive Plan (with full value awards counting as one share equivalent and options counting as one-half of a share equivalent).

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for common units and equity plan shares/units. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common units and convertible preferred units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Any convertible preferred units would have, and any series or class of our preferred stock would likely have, a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We intend to elect and to qualify to be treated as a REIT commencing with our taxable year ended December 31, 2014. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income annually.

We believe that we have been and are organized, and have operated and will operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2014. However, we cannot assure you that we have been and are organized and have operated or will operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. The complexity of the Code provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, acquired assets from taxable C corporations in tax-deferred transactions and holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more taxable REIT subsidiaries (“TRSs”), and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes, regardless of our status as a REIT for U.S. tax purposes.

In the case of assets we acquired on a tax-deferred basis from certain corporations controlled by the Otto family and Wilhelm von Finck (which we collectively refer to as the “family corporations”) as part of the Formation Transactions, we are subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is currently 35%, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 10-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Gain from a sale of such an asset occurring after the 10-year period ends will not be subject to this sting tax. We currently do not expect to dispose of any asset if the disposition would result in the imposition of a material sting tax liability under the above rules. We cannot, however, assure you that we will not change our plans in this regard. We estimate the maximum amount of built-in gain potentially subject to the sting tax is approximately $745.8 million, which corresponds to a maximum potential tax of approximately $241.5 million (based on current tax rates and the valuation of the properties based on the estimated price per share of the Offering or negotiated prices).

As part of the Formation Transactions, we also acquired assets of the family corporations through mergers, stock acquisition and similar transactions. As a result of those acquisitions, we inherited any liability for the unpaid taxes of the family corporations for periods prior to the acquisitions. In each case, our acquisition of assets was intended to qualify as a tax-deferred acquisition for the family corporation. As a result, none of the corporations is expected to recognize gain or loss for U.S. federal income tax purposes in the Formation Transactions. If for any reason our acquisition of a family corporation’s assets failed to qualify for tax-deferred treatment, the corporation generally would recognize gain for U.S. federal income tax purposes to the extent that the fair market value of our stock (and any cash) issued in exchange for the stock of the family corporation or the corporation’s assets, plus debt assumed, exceeded the corporation’s adjusted tax basis in its assets. We would inherit the resulting tax liability of the family corporation. In several of the Formation Transactions, the acquired family corporation will recognize gain for U.S. federal income tax purposes unless the acquisition qualifies as a tax-deferred “reorganization” within the meaning of Section 368(a) of Code. The requirements of tax-deferred reorganizations are complex, and it is possible that the IRS could interpret the applicable law differently and assert that one or more of the acquisitions failed to qualify as a reorganization under Section 368(a) of the Code. Moreover, under the “investment company” rules under Section 368 of the Code, certain of the acquisitions could be taxable if the acquired corporation is an “investment company” under such rules. If any such acquisition failed to qualify for tax-free reorganization treatment we could incur significant U.S. federal income tax liability.

Our Operating Partnership has, and various predecessor partnerships whose assets were acquired in the Formation Transactions, have, limited partners that are non-U.S. persons. Such non-U.S. persons are subject to a variety of U.S. withholding taxes, including with respect to certain aspects of the Formation Transactions, withholding taxes that the relevant partnership must remit to the U.S. Treasury. A partnership that fails to remit the full amount of withholding taxes is liable for the amount of the under withholding, as well as interest and potential penalties. As a successor to certain of the private equity real estate funds controlled by our predecessor, our operating partnership could be responsible if the private equity real estate funds failed to properly withhold for prior periods. Although we believe that we and our predecessor partnerships have complied and will comply with the applicable withholding requirements, the determination of the amounts to be withheld is a complex legal determination, depends on provisions of the Code and the applicable Treasury Regulations that have little guidance and the treatment of certain aspects of the Formation Transactions under the withholding rules may be uncertain. Accordingly, we may interpret the applicable law differently from the IRS and the IRS may seek to recover additional withholding taxes from us.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. In particular, our portfolio of properties may be reassessed as a result of the Offering. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

There are uncertainties relating to our distribution of non-REIT earnings and profits.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Such non-REIT earnings and profits generally will include any accumulated earnings and profits of the family corporations acquired by us (or whose assets we acquired) in the Formation Transactions. Thus, we are required to distribute any such non-REIT accumulated earnings and profits that we inherit from the family corporations in the Formation Transactions prior to the end of our first taxable year as a REIT, which was the taxable year ended December 31, 2014. We believe that the family corporations made sufficient distributions prior to the Formation Transactions so that we did not have any undistributed non-REIT earnings and profits at the end of 2014. However, the determination of the amounts of any such non-REIT earnings and profits is a complex factual and legal determination, especially in the case of corporations, such as the family corporations, that have been in operation for many years. If it is subsequently determined that we had undistributed non-REIT earnings and profits as of the end of our first taxable year as a REIT or at the end of any subsequent taxable year, we could fail to qualify as a REIT.

Dividends payable by REITs generally do not qualify for reduced tax rates applicable to non-corporate taxpayers.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our stockholders, or may require us to borrow or liquidate investments in unfavorable market conditions and, therefore, may hinder our investment performance.

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, is subject to corporate U.S. federal income tax).

Under existing law, whether property is held primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances. We intend to hold, and, to the extent within our control, to have any joint venture to which our operating partnership is a partner hold, properties for investment with a view to long-term appreciation, to engage in the business of acquiring, owning, operating and developing the properties, and to make sales of our properties and other properties acquired subsequent to the date hereof as are consistent with our investment objectives (and to hold investments that do not meet these criteria through a TRS). Based upon our investment objectives, we believe that overall, our properties (other than certain interests we intend to hold through a TRS) should not be considered property held primarily for sale to customers in the ordinary course of business. However, it may not always be practical for us to comply with one of the safe harbors, and, therefore, we may be subject to the 100% penalty tax on the gain from dispositions of property if we otherwise are deemed to have held the property primarily for sale to customers in the ordinary course of business.

The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or to forego other opportunities that might otherwise be attractive to us, or to hold investments or undertake such dispositions or other opportunities through a TRS, which would generally result in corporate income taxes being incurred.

REIT distribution requirements could adversely affect our liquidity and adversely affect our ability to execute our business plan.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for accounting principles generally accepted in the United States of America (“GAAP”) purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business, and, in the case of some of our properties, we may be subject to an entity-level sting tax.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our stockholders.

Our ability to provide certain services to our tenants may be limited by the REIT rules, or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors who are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned through the TRS will be subject to corporate income taxes.

Although our use of TRSs may partially mitigate the impact of meeting certain requirements necessary to maintain our qualification as a REIT, there are limits on our ability to own and enter into transactions with TRSs, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

We intend to jointly elect with one or more companies for those companies to be treated as our TRS under the Code for U.S. federal income tax purposes. These companies and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Possible legislative, regulatory or other actions could adversely affect our stockholders and us.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares. In particular, certain members of Congress recently circulated a draft of proposed legislative changes to the REIT rules that, if ultimately adopted, could adversely affect our REIT status, including reducing the maximum amount of our gross asset value in TRSs from 25% to 20%. That discussion draft also included provisions that, if enacted in their current form (and with the proposed retroactive effective dates), would make our acquisitions of the family corporations taxable events, subjecting us to material corporate tax liability.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2014, our portfolio consisted of 12 office properties aggregating approximately 10.4 million square feet that was 93.9% leased. The table below presents an overview of our portfolio as of December 31, 2014.

					Annualized Rent (2)
Property	Submarket	% Ownership	Square Feet (1)	% Leased	Amount	Per Square Foot (3)
New York City:
1633 Broadway	West Side	100.0%	2,643,065	97.7%	$155,623,000	$69.68
1301 Avenue of the Americas	Sixth Ave./Rock Center	100.0%	1,767,992	85.4%	105,820,000	74.24
1325 Avenue of the Americas	Sixth Ave./Rock Center	100.0%	814,892	94.6%	48,162,000	65.96
31 West 52nd Street	Sixth Ave./Rock Center	64.2%	786,647	100.0%	57,372,000	75.98
900 Third Avenue	East Side	100.0%	596,270	94.9%	40,808,000	73.14
712 Fifth Avenue	Madison/Fifth Avenue	50.0%	543,341	99.0%	55,266,000	104.91
Subtotal / Weighted Average			7,152,207	94.4%	463,051,000	74.34

Washington, D.C.:
Waterview	Rosslyn, VA	100.0%	647,243	98.9%	31,295,000	49.80
425 Eye Street	East End	100.0%	380,090	88.9%	14,861,000	45.79
2099 Pennsylvania Avenue	CBD	100.0%	208,636	62.0%	4,865,000	73.17
1899 Pennsylvania Avenue	CBD	100.0%	192,481	86.5%	10,785,000	80.59
Liberty Place	East End	100.0%	174,205	85.2%	6,354,000	66.43
Subtotal / Weighted Average			1,602,655	88.8%	68,160,000	54.58

San Francisco:
One Market Plaza	South Financial District	49.0%	1,611,125	96.8%	72,569,000	57.74

Total / Weighted Average			10,365,987	93.9%	$603,780,000	$69.13

(1)	Represents the remeasured square feet, which includes an aggregate of 203,511 square feet of either REBNY or BOMA remeasurement adjustments that are not reflected in current leases.
(2)	Annualized rent represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(3)	Excludes square feet and revenue from parking, storage, theater, signage and roof space.

Tenant Diversification

As of December 31, 2014, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology and federal government agencies. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized rent as of December 31, 2014.

						Annualized Rent (1)
Tenant	Lease Expiration(1)		Square Feet Leased		% of Square Feet	Amount	Per Square Foot	% of Annualized Rent
The Corporate Executive Board
Company	Jan-2028		625,062		6.0%	$31,045,000	$49.67	5.0%
Barclays Capital, Inc.	Dec-2020		497,418		4.8%	28,924,000	58.15	4.7%
Allianz Global Investors, LP	Jan-2031	(2)	326,457	(2)	3.2%	26,028,000	79.73	4.2%
Credit Agricole Corporate &
Investment Bank	Feb-2023		313,879		3.0%	25,219,000	80.35	4.1%
Clifford Chance, LLP	Jun-2024		328,992		3.2%	24,760,000	75.26	4.0%
Commerzbank AG	May-2016		287,535		2.8%	24,260,000	84.37	3.9%
Kasowitz Benson Torres &
Friedman, LLP	Mar-2037	(3)	302,213	(3)	2.9%	18,799,000	62.20	3.1%
Deloitte & Touche, LLP	Mar-2016		212,052		2.1%	16,619,000	78.37	2.7%
WMG Acquisition Corp.
(Warner Music Group)	Jul-2029		293,487		2.8%	16,052,000	54.69	2.6%
Chadbourne & Parke, LLP	Sep-2034		203,102		2.0%	15,836,000	77.97	2.6%

(1)	Annualized rent represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	5,546 of the square feet leased expires in December 2018.
(3)	100,422 of the square feet leased expires in November 2015.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2014.

Industry	Square Feet Leased	% of Total Square Feet	Annualized Rent (1)	% of Annualized Rent
Financial Services	3,973,431	38.3%	$294,258,000	47.8%
Legal Services	1,755,571	16.9%	126,338,000	20.5%
Media	794,301	7.7%	48,059,000	7.8%
Government	316,700	3.1%	14,630,000	2.4%
Retail	144,519	1.4%	13,119,000	2.1%
Real Estate	135,850	1.3%	10,820,000	1.8%
Business Services and Communications	166,291	1.6%	10,132,000	1.6%
Software	168,186	1.6%	8,952,000	1.5%
Other	2,911,138	28.1%	89,520,000	14.5%

(1)	Annualized rent represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2014 for each of the 10 calendar years beginning with the year ending December 31, 2015, at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

		Annualized Rent (1)
Year of Lease Expiration	Square Feet of Expiring Leases	Amount	Per Square Foot (2)	% of Annualized Rent
Month to Month	7,089	$653,000	$77.15	0.1%

1Q 2015	72,213	4,563,000	63.44	0.7%
2Q 2015	134,142	9,103,000	69.72	1.4%
3Q 2015	246,754	19,435,000	78.87	3.0%
4Q 2015	212,212	13,725,000	62.39	2.1%
Total 2015	665,321	46,826,000	70.06	7.2%

2016	973,905	71,333,000	72.49	11.0%
2017	433,258	33,986,000	79.02	5.3%
2018	446,107	33,453,000	75.22	5.2%
2019	387,441	28,813,000	74.59	4.5%
2020	1,110,469	67,524,000	63.14	10.4%
2021	842,543	49,708,000	60.98	7.7%
2022	295,130	16,668,000	86.46	2.6%
2023	630,081	52,018,000	82.85	8.0%
2024	632,281	48,393,000	76.96	7.5%
Thereafter	3,088,545	197,896,000	63.39	30.6%

(1)	Annualized rent represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Excludes square feet and revenue from parking, storage, theater, signage and roof space.

Our portfolio contains a number of large buildings in select central business district submarkets, which often involve large users occupying multiple floors for relatively long terms. Accordingly, the re-lease or renewal of one or more large leases may have a disproportionate positive or negative impact on average base rent, tenant improvement and leasing commission costs in a given period. Tenant improvement costs include expenditures for general improvements related to installing a tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the anticipated revenue to be received under the leases and the length of leases being signed. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties.

As of December 31, 2014, the vacancy rate of our portfolio was 6.1%.  In addition approximately 665,321 square feet, or 6.4% of square footage of our portfolio is scheduled to expire during the year ending December 31, 2015, which represents approximately 7.2% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds and the funds ownership in the underlying investments.

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City, Washington, D.C. and San Francisco.  As of December 31, 2014, the Property Funds were comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, L.P.(“Fund VII”), and (iv) Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”).  The following is a summary of the investments of our Property Funds.

		As of December 31, 2014
	% Ownership	60 Wall Street	One Market Plaza		50 Beale Street
Fund II	10.0%	46.3%	-		-
Fund III	3.1%	16.0%	2.0%		-
Fund VII (1)	7.2%	-	-		41.1%
Fund VII-H	7.2%	-	-		1.7%
Total Property Funds		62.3%	2.0%		42.8%
Other Investors		37.7%	98.0%	(2)	57.2%
Total		100.0%	100.0%		100.0%

(1)	As of December 31, 2014, Fund VII had an aggregate of $57.6 million of committed capital that had not yet been invested.
(2)	Includes a 49% direct ownership interest held by us.

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of December 31, 2014, the Alternative Investment Funds were comprised of (i) Paramount Group Real Estate Special Situations Fund, L.P. (“PGRESS”), (ii) Paramount Group Real Estate Special Situations Fund-H, L.P. (“PGRESS-H”), (iii) Paramount Group Real Estate Special Situations Fund-A, L.P. (“PGRESS-A”), and (iv) Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”), which had an aggregate of $434,000,000 of committed capital that had not yet been invested. The following is a summary of the investments of our Alternative Investment Funds.

26 Broadway

In December 2014, Fund VIII made a $50,000,000 mezzanine loan, of which $46,000,000 was funded at closing. The loan is secured by the equity interests in 26 Broadway, an 836,000 square foot office building located in the financial district of New York.  The loan bears interest at 8.25% and matures in January 2022.  The loan is subordinate to $220,000,000 of other debt.

470 Vanderbilt Avenue

In February 2014, PGRESS, PGRESS-A and PGRESS-H (collectively referred to as the “PGRESS Funds”) acquired a $33,750,000 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building located in Brooklyn, New York.  The preferred equity has a dividend rate of 10.25%, of which 8.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in February 2019.

2 Herald Square

The PGRESS Funds own a $17,500,000 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in New York, New York.  The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in April 2017 and has two one-year extension options.

One Court Square

PGRESS and PGRESS-H own a combined 28.0% interest in a $125,000,000 preferred equity investment in a partnership that owns One Court Square, a 1.5 million square foot office building located in Long Island City, New York.  The preferred equity has a dividend rate of 15.0%, of which 9.5% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in September 2015 and has a one-year extension option.

Residential Development Fund

The purpose of the Residential Development Fund (“Residential Fund”) is to construct a multifamily residential project in San Francisco.  As of December 31, 2014, the Residential Fund had an aggregate of $135,600,000 of committed capital, of which $75,600,000 was invested.

Other

60 Wall Street - Option Agreement

60 Wall Street is a 47-story, 1.6 million square foot Class-A office building located steps from the New York Stock Exchange in the heart of New York’s financial district. It features a two-story retail arcade and enclosed park on the ground floor and serves as the American headquarters of Deutsche Bank. The property is 100% net leased to Deutsche Bank through 2022 and Deutsche Bank has five five-year renewal options to extend the lease term through 2047 and a contraction option on up to 174,420 rentable square feet exercisable between June 2017 and June 2018.

In connection with the Formation Transactions, we entered into an option agreement with each of Fund II and Fund III pursuant to which we will have the right to acquire their interests in the joint venture that owns 60 Wall Street. We will have the right to acquire these interests at any time for up to two years after the completion of the Offering (i.e., through November 2016) at a purchase price based on the fair market value of the property, subject to a minimum floor price, and the net value of the other assets and liabilities of the joint venture on the date on which the option is exercised. In order to determine the fair market value of the property, we will obtain three independent appraisals from nationally recognized valuation firms and the fair market value will be deemed to be the average of the two highest appraisals; provided that the fair market value will be subject to a minimum floor price equal to 95% of the appraised value of the property as of December 31, 2013. We will have the right to acquire these interests for either cash or shares of our common stock, based on the then current market value. Our acquisition of these interests upon exercise of the option will be subject to Fund II and Fund III obtaining all applicable consents or waivers, including the consent or waiver of any lenders or tenants to the extent required. In addition, the purchase price will be increased to the extent we enter into any new lease or lease amendment at the property within 90 days after the closing that would have resulted in the fair market value of the property increasing by more than one percent if such lease or lease amendment had been in place as of the date of the appraisals used to determine the fair market value of the property. If we were to exercise the option, we have agreed to provide our joint venture partner with the right to “tag-along” and transfer their interests in the joint venture that owns 60 Wall Street at a purchase price based on the same valuation procedures pursuant to which we would acquire each of Fund II’s and Fund III’s interests.

If we were to exercise the option and our joint venture partner did not exercise its right to tag-along, we would continue to act as the general partner of the joint venture that is in charge of the property’s day-to-day operations. In the event we desire to transfer, sell or assign any portion of our interest in the joint venture to a third party, our joint venture partner will have the right to elect to purchase our interests subject to certain conditions. The partnership agreement contains a buy-sell provision, under which at any time, we or the joint venture partner may deliver a notice designating the amount that we or the joint venture partner determines the market value of the property to be. The party receiving a buy-sell notice will have the right to either purchase the entire partnership interest of the partner delivering the buy-sell notice, or sell its entire partnership interest to the partner delivering the buy-sell notice, in each case for cash at a price equal to the amount the selling partner would have received if the property had been sold for the amount listed in the notice (with financing breakage costs and transfer taxes to be apportioned between the partners in accordance with their percentage interests in the joint venture).

718 Fifth Avenue - Put Right

We manage 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York. The property is one block south of one of the world’s most exclusive commercial intersections (57th Street and Fifth Avenue). Rockefeller Center and Central Park are within walking distance, as are numerous luxury hotels, museums and retail stores, including the Plaza Hotel, the Museum of Modern Art, FAO Schwarz, Bergdorf Goodman and Saks Fifth Avenue. The property serves as the flagship store of, Harry Winston, a high-end American luxury jeweler and producer of Swiss timepieces owned by The Swatch Group.

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our partner in the joint venture that owns 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after the four-year anniversary of the sale of its interest in 718 Fifth Avenue upon 12 months written notice with the actual purchase occurring no earlier than the five-year anniversary of the sale of its interest in 718 Fifth Avenue. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property that will be held by our joint venture partner following the sale of its interest to our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE. Our common stock began trading on the NYSE on November 19, 2014. As a result, we have not set forth quarterly information with respect to the high and low closing sales prices of our common stock and dividends declared on our common stock for the two most recent fiscal years. The table below sets forth the high and low sales prices of our common stock and dividends for the period from November 19, 2014 through December 31, 2014:

Quarter Ended	High	Low	Dividends per share of common stock
December 31, 2014	$19.68	$17.49	$0.00

As of December 31, 2014, there were approximately 40 registered holders of record of our common stock.

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay dividends on a quarterly basis to holders of our common stock. Any dividend distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors; including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

On February 27, 2015, we declared a regular quarterly cash dividend of $0.039 per share of common stock for the 38 day period in the fourth quarter ended December 31, 2014, during which we were a public company. The dividend is payable on March 27, 2015 to stockholders of record as of the close of business on March 11, 2015.

On February 27, 2015, we also declared a regular quarterly cash dividend of $0.095 per share of common stock for the first quarter ending March 31, 2015 (an indicated annual rate of $0.38 per common share). The dividend is payable on March 30, 2015 to stockholders of record as of the close of business on March 12, 2015.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the National Association of Real Estate Investment Trusts’ (“NAREIT”) All Equity Index (the “All Equity Index”). The graph assumes that $100 was invested on November 19, 2014 (the first trading day of our common stock) in our common stock, the S&P 500 Index and the All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Five-Year Cumulative Return
$110
$105
$100
$95
$90
November 19, 2014
December 31, 2014
Paramount Group, Inc.
S&P 500 Index
The NAREIT All Equity Index

	November 19, 2014	December 31, 2014
Paramount	$100.00	$102.26
S&P 500 Index	100.00	100.72
All Equity Index	100.00	103.53

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Sales of Unregistered Securities

On May 12, 2014, we issued 1,000 shares of our common stock in connection with the initial capitalization of our company for an aggregate purchase price of $1,000. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act.

Use of Proceeds

On November 18, 2014, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-198392) (the “Registration Statement”), for the Offering. We registered the offering and sale of 131,000,000 shares of our common stock, including 19,650,000 shares of common stock to be sold to the underwriters pursuant to their option to purchase additional shares. On November 24, 2014, we completed the offering of 150,650,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a price of $17.50 per share for an aggregate offering price of approximately $2.6 billion. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC acted as active joint book-running managers and Deutsche Bank Securities Inc. also acted as a book-running manager of the Offering.

In connection with the Offering, we received net proceeds of approximately $2.5 billion, after deducting the underwriters’ discounts and commissions of approximately $106.9 million and offering expenses of approximately $31.3 million. All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning 10 percent or more of our shares of common stock; or (iii) our affiliates. We contributed the proceeds from the Offering to the Operating Partnership, which used them to repay outstanding indebtedness and any applicable prepayment costs, exit fees, defeasance costs and settlement of interest rate swap liabilities associated with such repayment, to pay cash consideration in connection with the Formation Transactions and for general corporate purposes.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	6,442,856	(1)	$17.50	15,501,430
Equity compensation plans not approved by stockholders
Total	6,442,856		$17.50	15,501,430

(1)

Includes an aggregate of 885,713 restricted Operating Partnership Units that were granted pursuant to our 2014 Equity Incentive Plan (the “Plan”) and 4,057,143 restricted Operating Partnership units that were granted as one-time Founders Grants, that were granted outside of the Plan, both of which do not have an exercise price.

(2)

Based on awards being granted as "Full Value Awards," as defined in the Plan. If we were to grant "Not Full Value Awards", as defined in the Plan, the number of securities remaining available for future issuance would be 31,002,860.

Recent Purchases of Equity Securities

None

ITEM 6.	SELECTED FINANCIAL DATA

Since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting. As a result, our consolidated financial statements following the Formation Transactions differ significantly from the combined consolidated financial statements of our Predecessor.  The following table sets forth selected financial and operating data for the period from November 24, 2014 to December 31, 2014 and as of the end of such period. This data should be read in conjunction with the combined consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

The Company
Period from
November 24, 2014
(Amounts in thousands, except per share amounts)	to December 31, 2014
REVENUES:
Rental income	$57,465
Tenant reimbursement income	5,865
Fee and other income	2,805
Total revenues	66,135
EXPENSES:
Operating	26,011
Depreciation and amortization	34,481
General and administrative	2,207
Total expenses	62,699
Operating income	3,436
Income from real estate fund investments	1,412
Income from partially owned entities	938
Unrealized gain on interest rate swaps	15,084
Interest and other loss, net	(179)
Interest and debt expense	(43,743)
Acquisition, transaction and formation related costs	(143,437)
Gain on consolidation of a partially owned entity	239,716
Net income before income taxes	73,227
Income tax expense	(505)
Net income	72,722
Less net income attributable to noncontrolling interests:
Joint ventures and funds	(1,488)
Operating Partnership	(13,926)
Net income attributable to Paramount Group, Inc.	$57,308

Per Share Data:
Net income per common share - basic	$0.27
Net income per common share - diluted	$0.27
Dividends per common share	$-

The Company
Period from November 24, 2014 through
(Amounts in thousands)	December 31, 2014
Balance Sheet Data (as of end of period):
Total assets	$9,030,441
Rental property, at cost	7,530,239
Accumulated depreciation and amortization	(81,050)
Debt	2,852,287
Total equity	5,554,953

Other Data:
Funds from operations attributable to Paramount Group, Inc. ("FFO") (1)	$82,425
Core funds from operations attributable to Paramount Group, Inc. ("Core FFO") (2)	16,100

(1)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by National Association of Real Estate Investment Trusts, (“NAREIT”).  NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate, depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures.  FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. For a reconciliation of net income to FFO see page 64.

(2)

We present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods.  Core FFO, when applicable, excludes the impact of the acquisition, transaction and formation related costs, the unrealized gains or losses on interest rate swaps and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. For a reconciliation of net income to Core FFO see page 64.

The following table sets forth selected financial and operating data of our Predecessor for the period from January 1, 2014 to November 23, 2014 and the years ended December 31, 2013, 2012, 2011 and 2010 and as of the end of such period and years.

	The Predecessor
	Period from
	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to November 23, 2014	2013	2012	2011	2010
REVENUES:
Rental income	$30,208	$30,406	$29,773	$29,187	$28,139
Tenant reimbursement income	1,646	1,821	1,543	1,004	339
Distributions from real estate fund investments	17,083	29,184	31,326	15,128	13,368
Realized and unrealized gains, net	129,354	332,053	161,199	533,819	228,265
Fee and other income	49,098	26,426	22,974	26,802	24,754
Total revenues	227,389	419,890	246,815	605,940	294,865
EXPENSES:
Operating	15,862	16,195	15,402	14,656	9,035
Depreciation and amortization	10,203	10,582	10,104	10,701	10,703
General and administrative	30,912	33,504	28,374	25,556	32,789
Profit sharing compensation	12,041	23,385	17,554	78,354	11,399
Other	7,974	4,633	6,569	5,312	1,498
Total expenses	76,992	88,299	78,003	134,579	65,424
Operating income	150,397	331,591	168,812	471,361	229,441
Income from partially owned entities	4,241	1,062	3,852	5,448	2,896
Unrealized (loss) gain on interest rate swaps	(673)	1,615	6,969	(273)	518
Interest and other income, net	2,479	9,407	4,431	1,887	10,063
Interest and debt expense	(28,585)	(29,807)	(37,342)	(34,497)	(34,298)
Net income before income taxes	127,859	313,868	146,722	443,926	208,620
Income tax expense	(18,461)	(11,029)	(6,984)	(42,973)	(5,619)
Net income	109,398	302,839	139,738	400,953	203,001
Net income attributable to noncontrolling interests	(87,888)	(286,325)	(137,443)	(347,075)	(196,390)
Net income attributable to the Predecessor	$21,510	$16,514	$2,295	$53,878	$6,611

		The Predecessor
		Year Ended December 31,
(Amounts in thousands)		2013	2012	2011	2010
Balance Sheet Data (as of end of period):
Total assets		$2,992,691	$2,611,727	$2,366,888	$1,595,864
Rental property, at cost		414,998	414,855	416,864	416,584
Accumulated depreciation and amortization		(57,689)	(48,425)	(39,637)	(30,247)
Debt		499,859	517,494	532,305	496,950
Total equity		2,025,444	1,738,226	1,484,813	904,752

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the combined consolidated financial statements of that of our Predecessor, including the related notes included therein.

Overview

We are a fully-integrated REIT focused on owning, operating and managing high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of December 31, 2014, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 93.9% leased.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor and did not have any meaningful operations until the completion of the Formation Transactions and the Offering.

In connection with the Offering, we completed the following transactions:

•	Issued a total of 150,650,000 common shares at a public offering price of $17.50 per share;
•

Acquired, through the Formation Transactions, substantially all of the assets of our Predecessor and the assets of the Property Funds, as defined, that it controlled, as well as the interests of unaffiliated third parties in certain properties, for a combination of common shares, common units and cash, and;

•	Entered into a $1.0 billion senior unsecured revolving credit facility, with an accordion feature to increase the availability to $1.25 billion under certain circumstances.

We commenced our operations on November 24, 2014, upon completion of the Offering and related Formation Transactions.  We conduct our business through, and substantially all of our interests in properties are held by the Operating Partnership.  We are the sole general partner of, and owned approximately 80.4% of the Operating Partnership as of December 31, 2014.  We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2014.

Formation Transactions

We entered into a series of Formation Transactions (the “Formation Transactions”), concurrently with the completion of the Offering, pursuant to which we acquired substantially all of the assets of our Predecessor and all of the assets of the Property Funds that it controlled, other than their interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas.

Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia, and (iii) three partially owned properties in New York, NY.

Below is a summary of the 15 private equity real estate funds controlled by our Predecessor.

The following funds controlled by our Predecessor (collectively referred to herein as the “Property Funds”), were formed to invest in office buildings and related facilities throughout the United States, particularly in New York City, Washington, D.C. and San Francisco:

•	Paramount Group Real Estate Fund I, L.P. (“Fund I”)
•	Paramount Group Real Estate Fund II, L.P. (“Fund II”)
•	Paramount Group Real Estate Fund III, L.P. (“Fund III”)
•	Paramount Group Real Estate Fund IV, L.P. (“Fund IV”)
•	PGREF IV Parallel Fund (Cayman), L.P. (“Fund IV Cayman”)
•	Paramount Group Real Estate Fund V (CIP), L.P. (“Fund V CIP”)
•	Paramount Group Real Estate Fund V (Core), L.P. (“Fund V Core”)
•	PGREF V (Core) Parallel Fund (Cayman), L.P. (“Fund V Cayman”)
•	Paramount Group Real Estate Fund VII, LP (“Fund VII”)
•	Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”)

The following fund was formed to acquire, develop and manage the residential development project at 75 Howard Street:

•	Paramount Group Residential Development Fund, LP (“Residential Fund”)

The following funds (collectively referred to herein as the “Alternative Investment Funds”) were formed to invest in real estate related assets including public/private debt and/or equity interests in assets, companies, or other structures involved directly or indirectly in real estate and/or originate, acquire, or issue loans to public/private real estate companies:

•	Paramount Group Real Estate Special Situations Fund, L.P. (“PGRESS”)
•	Paramount Group Real Estate Special Situations Fund–H, L.P. (“PGRESS-H”)
•	Paramount Group Real Estate Special Situations Fund–A, L.P. (“PGRESS-A”)
•	Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”)

The Property Funds and Residential Fund owned interests in the following properties:

•	1633 Broadway, New York, NY
•	60 Wall Street, New York, NY
•	900 Third Avenue, New York, NY
•	31 West 52nd Street, New York, NY
•	1301 Avenue of the Americas, New York, NY
•	One Market Plaza, San Francisco, CA
•	50 Beale Street, San Francisco, CA
•	75 Howard Street, San Francisco, CA
•	Liberty Place, Washington, D.C.
•	1899 Pennsylvania Avenue, Washington, D.C.
•	2099 Pennsylvania Avenue, Washington, D.C.
•	425 Eye Street, Washington, D.C.

As discussed above, in connection with the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and all of the assets of the Property Funds that it controlled, other than its interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas.

The following is a summary of the properties acquired from the Property Funds, including our ownership percentage and the basis of accounting prior to and subsequent to the completion of the Offering and Formation Transactions.

	Pre-Formation Transactions		Post-Formation Transactions
Property	Ownership	Basis of Accounting	Ownership		Basis of Accounting

1633 Broadway	75.5%	Investment Company	100.0%	(1)	Historical Cost - Consolidated
1301 Avenue of the Americas	75.5%	Investment Company	100.0%	(2)	Historical Cost - Consolidated
31 West 52nd Street	62.3%	Investment Company	64.2%	(3)	Historical Cost - Consolidated
900 Third Avenue	100.0%	Investment Company/Equity Method	100.0%	(4)	Historical Cost - Consolidated
Liberty Place	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
425 Eye Street	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
1899 Pennsylvania Avenue	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
2099 Pennsylvania Avenue	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
One Market Plaza	49.0%	Investment Company	49.0%	(5)	Historical Cost - Consolidated

(1)	As part of the Formation Transactions, we acquired the remaining 24.5% interest we did not previously own, for $182,834,000 of which $108,385,000 was in cash and $74,449,000 was in common shares.
(2)	As part of the Formation Transactions, we acquired the remaining 24.5% interest we did not previously own, for $86,960,000 in cash.
(3)	As part of the Formation Transactions, we acquired a 1.9% interest from one of our joint venture partners, for $4,950,000 in common units.
(4)	Prior to the Formation Transactions, our Predecessor owned a direct 11.8% interest in the property and the remaining 88.2% interest was held by the Property Funds that our Predecessor controlled.
(5)

In addition to our direct 49.0% interest in the property, we are also the general partner of a limited partnership that holds a 2.0% interest in the property.  As a result, we have a 51.0% voting interest and control in the property; accordingly, we consolidate the operations of the property into our consolidated financial statements.

The following is a summary of the properties previously owned by our Predecessor that were not held through funds, including our ownership percentage and the basis of accounting prior to and subsequent to the completion of the Offering and Formation Transactions.

	Pre-Formation Transactions		Post-Formation Transactions
Property	Ownership	Basis of Accounting	Ownership		Basis of Accounting
1325 Avenue of the Americas	50.0%	Historical Cost - Equity Method	100.0%	(1)	Historical Cost - Consolidated
712 Fifth Avenue	50.0%	Historical Cost - Equity Method	50.0%		Historical Cost - Equity Method
Waterview	100.0%	Historical Cost - Consolidated	100.0%		Historical Cost - Consolidated

(1)

As part of the Formation Transactions, we acquired the remaining 50.0% interest we did not previously own for $130,381,000 in common shares. This transaction was accounted for as a step acquisition in which we obtained control and consolidated the property.

The acquisition of the above properties were accounted for as transactions among entities under common control.  However, since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

Critical Accounting Policies

Rental Property

Rental property is carried at cost less accumulated depreciation and amortization.  Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.  Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years.  Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments.  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value.  We amortize acquired above and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases.  Amortization of acquired in-place leases is included as a component of depreciation and amortization.

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our combined consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Variable Interest Entities and Investments in Partially-Owned Entities

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  For joint ventures that are not VIEs, we consolidate entities for which we have significant decision making control over the joint ventures’ operations.  Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period.  Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for deferred rent receivable. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

Revenue Recognition

Rental Income

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use.  Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to “deferred rent receivable.” Rental income also includes the amortization of acquired above and below-market leases, net.

Tenant Reimbursement Income

Tenant reimbursement income includes revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is accrued in the same period as the expenses are incurred.

Distribution Income

Distributions received from real estate fund investments made through the Funds are recognized as income in the combined consolidated financial statements to the extent that they result from the operations of the underlying investee entity. Distributions from investments that do not result from the operations of the underlying investee entity are considered a return of investment.

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements.  This revenue is recognized as the related services are performed.  Fee and other income also includes lease termination fees.

Segment Reporting

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, post the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based primarily on our method of internal reporting.

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds, and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds. In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

Recently Issued Accounting Literature

In June 2013, the FASB issued an update (“ASU 2013-08”) Financial Services-Investment Companies to ASC Topic 946-Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The amendments in ASU 2013-08 are effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is prohibited. The adoption of ASU 2013-08 on January 1, 2014 did not have a material impact on our Predecessor’s combined consolidated financial statements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The adoption of ASU 2014-08 on January 1, 2014 did not have a material impact on our Predecessor’s combined consolidated financial statements.

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Results of Operations

As noted above, the acquisition of the properties from our Predecessor, were accounted for as transactions among entities under common control.  However, since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor. The following pages summarize our consolidated results of operations for the period from November 24, 2014 to December 31, 2014 and the combined consolidated historical results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013.

Results of Operations – The Company – Period from November 24, 2014 to December 31, 2014

Rental Income

Rental income was $57,465,000 in the period from November 24, 2014 to December 31, 2014 and represents rental income from the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Tenant Reimbursement Income

Tenant reimbursement income was $5,865,000 in the period from November 24, 2014 to December 31, 2014 and represents reimbursement income from tenants at the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Fee and Other Income

Fee and other income was $2,805,000 in the period from November 24, 2014 to December 31, 2014 and is comprised of (i) $587,000 of property management fees, (ii) $510,000 of acquisition fees, (iii) $79,000 of construction and other fees and (iv) $1,629,000 of other income (primarily tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses).

Operating Expenses

Operating expenses were $26,011,000 in the period from November 24, 2014 to December 31, 2014 and represents the operating expenses of the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Depreciation and Amortization

Depreciation and amortization was $34,481,000 in the period from November 24, 2014 to December 31, 2014 and represents depreciation and amortization on the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

General and Administrative Expenses

General and administrative expenses were $2,207,000 in the period from November 24, 2014 to December 31, 2014. General and administrative expenses include a reduction of $321,000 from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding decrease in “interest and other (loss) income.” Excluding the impact of the deferred compensation plan general and administrative expenses were $2,528,000 in the period from November 24, 2014 to December 31, 2014.

Income from Real Estate Fund Investments

Income from real estate fund investments was $1,412,000 in the period from November 24, 2014 to December 31, 2014, and represents income from the remaining private equity real estate funds that we consolidate.

Income from Partially Owned Entities

Income from partially owned entities was $938,000 in the period from November 24, 2014 to December 31, 2014 and represents our 50% share of the equity in net earnings of 712 Fifth Avenue.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $15,084,000 in the period from November 24, 2014 to December 31, 2014.

Interest and Other Income (Loss), net

Interest and other income (loss), net was a loss of $179,000 for the period from November 24, 2014 to December 31, 2014. This amount includes a $321,000 loss from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding decrease in “general and administrative” expenses, excluding the impact of our deferred compensation plan, interest and other income was $142,000.

Interest and Debt Expense

Interest and debt expense was $43,743,000 in the period from November 24, 2014 to December 31, 2014 and represents interest cost on the properties that we consolidate using historical cost accounting upon completion of the Offering and Formation Transactions. Interest and debt expense also includes $25,717,000 of defeasance and debt breakage costs in connection with the repayment of debt upon completion of the Offering and Formation Transactions and $240,000 of amortization of deferred financing costs.

Acquisition, Transaction and Formation Related Costs

Acquisition, transaction and formation related costs were $143,437,000 in the period from November 24, 2014 to December 31, 2014 and includes (i) $71,000,000 of stock based compensation expense in connection with one-time founders’ grants to executive officers and certain other employees, (ii) $51,306,000 of transfer taxes and (iii) $21,131,000 of accounting, legal and other professional fees incurred in connection with the Formation Transactions.

Gain on Consolidation of a Partially Owned Entity

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a 50.0% interest in a joint venture that owned 1325 Avenue of the Americas, which was accounted for under the equity method.  The remaining 50.0% interest was held by a third-party joint venture partner.  As part of the Formation Transactions, we acquired the 50.0% interest held by our joint venture partner for $130,381,000 payable in shares of our common stock.  The purchase price took into account certain tax benefits to our joint venture partner.  The transaction was accounted for as a step acquisition in which we were required to re-measure our existing 50.0% ownership interest at fair value.  As a result of the acquisition, we own 100.0% of the property and began consolidating the accounts of the property into our consolidated financial statements from the date of acquisition.  In connection therewith, we recognized a $239,716,000 gain, comprised of (i) $175,917,000 representing the excess of the fair value of the property over the carrying amount of our investment in the property, and (ii) $63,799,000 representing a purchase gain.

Income Tax expense

Income tax expense was $505,000 for the period from November 24, 2014 to December 31, 2014.

Net Income Attributable to Noncontrolling Interests in Joint Ventures and Funds

Net income attributable to noncontrolling interests in joint ventures and funds was $1,488,000 for the period from November 24, 2014 to December 31, 2014 and represents net income attributable to the noncontrolling interests in our consolidated joint ventures: 31 West 52nd Street, One Market Plaza, and the private equity real estate funds that we consolidate.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $13,926,000 for the period from November 24, 2014 to December 31, 2014 and represents net income attributable to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor - Period from January 1, 2014 to November 23, 2014 compared to year ended December 31, 2013

The following table summarizes the consolidated results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013.

	The Predecessor
	Period from	Year Ended
	January 1, 2014	December 31,
(Amounts in thousands)	to November 23, 2014	2013	Change
REVENUES:
Rental income	$30,208	$30,406	$(198)
Tenant reimbursement income	1,646	1,821	(175)
Distributions from real estate fund investments	17,083	29,184	(12,101)
Realized and unrealized gains, net	129,354	332,053	(202,699)
Fee and other income	49,098	26,426	22,672
Total revenues	227,389	419,890	(192,501)
EXPENSES:			-
Operating	15,862	16,195	(333)
Depreciation and amortization	10,203	10,582	(379)
General and administrative	30,912	33,504	(2,592)
Profit sharing compensation	12,041	23,385	(11,344)
Other	7,974	4,633	3,341
Total expenses	76,992	88,299	(11,307)
Operating income	150,397	331,591	(181,194)
Income from partially owned entities	4,241	1,062	3,179
Unrealized (loss) gain on interest rate swaps	(673)	1,615	(2,288)
Interest and other income, net	2,479	9,407	(6,928)
Interest and debt expense	(28,585)	(29,807)	1,222
Net income before income taxes	127,859	313,868	(186,009)
Income tax expense	(18,461)	(11,029)	(7,432)
Net income	109,398	302,839	(193,441)
Net income attributable to noncontrolling interests	(87,888)	(286,325)	198,437
Net income attributable to the Predecessor	$21,510	$16,514	$4,996

Rental Income

Rental income in the period from January 1, 2014 to November 23, 2014, and in the year ended December 31, 2013, represents rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $30,208,000 in the period from January 1, 2014 to November 23, 2014, compared to $30,406,000 in the year ended December 31, 2013, a decrease of $198,000. This decrease was primarily due a full year’s results of operations in 2013, compared to a partial year in 2014.

Tenant Reimbursement Income

Tenant reimbursement income in the period from January 1, 2014 to November 23, 2014, and in the year ended December 31, 2013, represents reimbursement income from tenants at Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Tenant reimbursement income was $1,646,000 in the period from January 1, 2014 to November 23, 2014, compared to $1,821,000 in the year ended December 31, 2013, a decrease of $175,000. This decrease was primarily due a full year’s results of operations in 2013, compared to a partial year in 2014.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received from our private equity real estate funds and were $17,083,000 in the period from January 1, 2014 to November 23, 2014, compared to $29,184,000 in the year ended December 31, 2013, a decrease of $12,101,000. This decrease was primarily attributable to the elimination of distributions from 1633 Broadway as cash was retained in 2014 in order to fund leasing costs at the property.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net were $129,354,000 in the period from January 1, 2014 to November 23, 2014, compared to $332,053,000 in the year ended December 31, 2013, a decrease of $202,699,000. This decrease was primarily attributable to market fundamentals in 2014 as compared to 2013. While market fundamentals continued to improve during 2014, they did so at a slower pace as compared to 2013.

Fee and Other Income

Fee and other income was $49,098,000 in the period from January 1, 2014 to November 23, 2014, compared to $26,426,000 in the year ended December 31, 2013, an increase of $22,672,000. The increase is primarily due to (i) higher acquisition and disposition fees of $22,253,000, due to an increase in aggregate amount of transactions in 2014 and (ii) higher leasing fees of $1,497,000, partially offset by (iii) lower construction fees of $1,219,000.

Operating Expenses

Operating expenses in the period from January 1, 2014 to November 23, 2014, and in the year ended December 31, 2013 represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $15,862,000 in the period from January 1, 2014 to November 23, 2014, compared to $16,195,000 in the year ended December 31, 2013, a decrease of $333,000. This decrease was primarily due a full year’s results of operations in 2013, compared to a partial year in 2014.

Depreciation and Amortization

Depreciation and amortization in the period from January 1, 2014 to November 23, 2014, and in the year ended December 31, 2013, represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $10,203,000 in the period from January 1, 2014 to November 23, 2014, compared to $10,582,000 in the year ended December 31, 2013, a decrease of $379,000.  This decrease was primarily due a full year’s depreciation in 2013, compared to a partial year in 2014.

General and Administrative

General and administrative expenses were $30,912,000 in the period from January 1, 2014 to November 23, 2014, compared to $33,504,000 in the year ended December 31, 2013, a decrease of $2,592,000. General and administrative expenses include $1,706,000 and $5,532,000 of expense in 2014 and 2013, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “interest and other income.” Excluding these amounts, general and administrative expenses were $29,206,000 in the period from January 1, 2014 to November 23, 2014, compared to $27,972,000 in the year ended December 31, 2013, an increase of $1,234,000. This increase resulted primarily from higher payroll costs.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $12,041,000 in the period from January 1, 2014 to November 23, 2014, compared to $23,385,000 in the year ended December 31, 2013, a decrease of $11,344,000. This decrease resulted primarily from decreases in unrealized gains on real estate investments held through funds.

Other Expenses

Other expenses were $7,974,000 in the period from January 1, 2014 to November 23, 2014, compared to $4,633,000 in the year ended December 31, 2013, an increase of $3,341,000.  This increase resulted primarily from higher capital raising and formation costs for our Predecessor’s private equity real estate fund business.

Income from Partially Owned Entities

Income from partially owned entities was $4,241,000 in the period from January 1, 2014 to November 23, 2014, compared to $1,062,000 in the year ended December 31, 2013, an increase of $3,179,000. This increase was attributable to higher income of (i) $1,650,000 from our investment in 1325 Avenue of the Americas, and (ii) $1,529,000 from our investment in 712 Fifth Avenue.

Unrealized (Loss) Gain on Interest Rate Swaps

Unrealized (loss) gain on interest rate swaps was a loss of $673,000 in the period from January 1, 2014 to November 23, 2014, compared to a gain of $1,615,000 in the year ended December 31, 2013, a decrease in income of $2,288,000. This decrease resulted primarily from a decrease in interest rate indexes to which rates are tied. These interest rate swaps related to the debt of certain private equity real estate funds that were controlled by our Predecessor.

Interest and Other Income, net

Interest and other income was $2,479,000 in the period from January 1, 2014 to November 23, 2014, compared to $9,407,000 in the year ended December 31, 2013, a decrease of $6,928,000. Interest and other income includes $1,706,000 and $5,532,000 of income in 2014 and 2013, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “general and administrative” expenses. Excluding these amounts, interest and other income was $773,000 in the period from January 1, 2014 to November 23, 2014, compared to $3,875,000 in the year ended December 31, 2013, a decrease of $3,102,000. This decrease resulted primarily from interest income received in the year ended December 31, 2013 from new investors in one of our private equity real estate funds in connection with their initial capital contributions.

Interest and Debt Expense

Interest and debt expense included in the period from January 1, 2014 to November 23, 2014 and in the year ended December 31, 2013 related to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $28,585,000 in the period from January 1, 2014 to November 23, 2014, compared to $29,807,000 in the year ended December 31, 2013, a decrease of $1,222,000.  This decrease was primarily due a full year’s results of operations in 2013 compared to a partial year in 2014.

Income Tax Expense

Income tax expense was $18,461,000 in the period from January 1, 2014 to November 23, 2014, compared to $11,029,000 in the year ended December 31, 2013, an increase of $7,432,000. This increase resulted primarily from previously deferred contingent fees that were recognized in 2014.

Net Income Attributable to Noncontrolling Interests in Joint Ventures and Funds

Net income attributable to noncontrolling interests in joint ventures and funds was $87,888,000 for the period from January 1, 2014 to November 24, 2014, compared to $286,325,000 in the year ended December 31, 2013, a decrease of $198,437,000 and represents net income attributable to the noncontrolling interests of the private equity real estate funds. The decrease resulted primarily from lower income from real estate fund investments.

Results of Operations – Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The following table summarizes the combined consolidated historical results of operations of our Predecessor for the years ended December 31, 2013 and December 31, 2012.  As noted above, following the Formation Transactions, our consolidated financial statements differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

	The Predecessor

	Year Ended December 31,
(Amounts in thousands)	2013	2012	Change
REVENUES:
Rental income	$30,406	$29,773	$633
Tenant reimbursement income	1,821	1,543	278
Distributions from real estate fund investments	29,184	31,326	(2,142)
Realized and unrealized gains, net	332,053	161,199	170,854
Fee and other income	26,426	22,974	3,452
Total revenues	419,890	246,815	173,075
EXPENSES:
Operating	16,195	15,402	793
Depreciation and amortization	10,582	10,104	478
General and administrative	33,504	28,374	5,130
Profit sharing compensation	23,385	17,554	5,831
Other expenses	4,633	6,569	(1,936)
Total expenses	88,299	78,003	10,296
Operating income	331,591	168,812	162,779
Income from partially owned entities	1,062	3,852	(2,790)
Unrealized gain on interest rate swaps	1,615	6,969	(5,354)
Interest and other income, net	9,407	4,431	4,976
Interest and debt expense	(29,807)	(37,342)	7,535
Net income before income taxes	313,868	146,722	167,146
Income tax expense	(11,029)	(6,984)	(4,045)
Net income	302,839	139,738	163,101
Net income attributable to noncontrolling interests	(286,325)	(137,443)	(148,882)
Net income attributable to the Predecessor	$16,514	$2,295	$14,219

Rental Income

Rental income in the years ended December 31, 2013 and 2012 represents rental income from Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $30,406,000 in the year ended December 31, 2013, compared to $29,773,000 in the year ended December 31, 2012, an increase of $633,000.  This increase was due to consumer price index increases under the terms of the principal lease at Waterview.

Tenant Reimbursement Income

Tenant reimbursement income in the years ended December 31, 2013 and 2012 represents reimbursement income from Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Tenant reimbursement income was $1,821,000 in the year ended December 31, 2013, compared to $1,543,000 in the year ended December 31, 2012, an increase of $278,000.  This increase resulted primarily from an increase in real estate taxes at Waterview.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received by our private equity real estate funds and were $29,184,000 in the year ended December 31, 2013, compared to $31,326,000 in the year ended December 31, 2012, a decrease of $2,142,000. This decrease was primarily attributable to the elimination of distributions from 1633 Broadway as cash was retained in 2013 in order to fund leasing costs at the property.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net were $332,053,000 in the year ended December 31, 2013, compared to $161,199,000 in the year ended December 31, 2012, an increase of $170,854,000, primarily due to an increase in the value of our Funds’ investments. The value of our Funds’ investment is impacted by a variety of factors including changes in existing and projected net operating income and cash flows, ongoing capital projects, leasing related capital expenditures, and changes in key assumptions used in projecting likely price achievable through third-party asset sales. These key assumptions include indicators such as rental growth rates, leasing velocity and occupancy levels, as well as investment factors such as prevailing and projected investment capitalization and discount rates. The increase in value was largely the result of increased net operating income resulting from improved occupancy levels as well as a decrease in assumed capitalization rates as real estate investment markets continued to recover from the impacts of the recession and sub-prime crisis.

Fee and Other Income

Fee and other income was $26,426,000 in the year ended December 31, 2013, compared to $22,974,000 in the year ended December 31, 2012, an increase of $3,452,000.  This increase resulted primarily from (i) higher construction management fees and property management fees aggregating $5,353,000 associated with increased leasing activity in 2013, and (ii) higher financing fees of $560,000, partially offset by (iii) lower acquisition and disposition fees of $2,677,000 due to a reduction in the aggregate amount of transactions executed in 2013.

Operating Expenses

Operating expenses in the years ended December 31, 2013 and 2012 represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $16,195,000 in year ended December 31, 2013, compared to $15,402,000 in the year ended December 31, 2012, an increase of $793,000.  This increase resulted primarily from higher real estate taxes at Waterview.

Depreciation and Amortization

Depreciation and amortization in the years ended December 31, 2013 and 2012 represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $10,582,000 in year ended December 31, 2013, compared to $10,104,000 in the year ended December 31, 2012, an increase of $478,000.

General and Administrative

General and administrative expenses were $33,504,000 in the year ended December 31, 2013, compared to $28,374,000 in the year ended December 31, 2012, an increase of $5,130,000.  General and administrative expenses includes $5,532,000 and $2,071,000 of expense in 2013 and 2012, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “interest and other income.”  Excluding these amounts, general and administrative expenses were $27,972,000 in the year ended December 31, 2013, compared to $26,303,000 in the year ended December 31, 2012, an increase of $1,669,000.  This increase resulted primarily from higher payroll costs.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $23,385,000 in the year ended December 31, 2013, compared to $17,554,000 in the year ended December 31, 2012, an increase of $5,831,000.  This increase resulted primarily from increases in unrealized gains on real estate investments held through funds.

Other Expenses

Other expenses include acquisition pursuit costs, fund formation costs and capital raising costs. Other expenses were $4,633,000 in the year ended December 31, 2013, compared to $6,569,000 in the year ended December 31, 2012, a decrease of $1,936,000.  This decrease resulted primarily from lower capital raising and formation costs for our Predecessor’s private equity real estate fund business.

Income from Partially Owned Entities

Income from partially owned entities was $1,062,000 in the year ended December 31, 2013, compared to $3,852,000 in the year ended December 31, 2012, a decrease of $2,790,000.  This decrease resulted primarily from lower income at 1325 Avenue of the Americas and 900 Third Avenue.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,615,000 in the year ended December 31, 2013, compared to $6,969,000 in the year ended December 31, 2012, a decrease of $5,354,000.  This decrease resulted primarily from a decrease in the remaining terms of the various swap instruments and an increase in the interest rate indexes to which rates are tied. These interest rate swaps related to the debt of certain private equity real estate funds that were controlled by our Predecessor.

Interest and Other Income, net

Interest and other income was $9,407,000 in the year ended December 31, 2013, compared to $4,431,000 in the year ended December 31, 2012, an increase of $4,976,000.  Interest and other income includes $5,532,000 and $2,071,000 of income in 2013 and 2012, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “general and administrative” expenses.  Excluding these amounts, interest and other income was $3,875,000 in the year ended December 31, 2013, compared to $2,360,000 in the year ended December 31, 2012, an increase of $1,515,000.  This increase resulted primarily from interest income received from new investors in one of our private equity real estate funds in connection with their initial capital contributions.

Interest and Debt Expense

Interest and debt expense included in the historical results of our Predecessor relates to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $29,807,000 in the year ended December 31, 2013, compared to $37,342,000 in the year ended December 31, 2012, a decrease of $7,535,000.  This decrease was primarily due to the maturity of fund swap contracts, which were then converted to lower variable interest rates and lower average outstanding debt in 2013 as compared to 2012.

Income Tax Expense

Income tax expense was $11,029,000 in the year ended December 31, 2013, compared to $6,984,000 in the year ended December 31, 2012, an increase of $4,045,000.  This increase resulted primarily from higher taxable income in 2013 relating to certain contingent fees that had been deferred in prior years and a taxable gain on the sale of a property in 2013.

Net Income Attributable to Noncontrolling Interests in Joint Ventures and Funds

Net income attributable to noncontrolling interests in joint ventures and funds included in the historical results of our Predecessor represents net income attributable to the noncontrolling interests of the private equity real estate funds.  Net income attributable to such noncontrolling interests was $286,325,000 in the year ended December 31, 2013, compared to $137,443,000 in the year ended December 31, 2012, an increase of $148,882,000.  This increase resulted primarily from higher realized and unrealized gains on real estate fund investments.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our $1.0 billion senior unsecured revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to shareholder and distributions to unitholders, and all other capital needs related to the operations our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Revolving Credit Facility

On November 24, 2014, we entered into a $1.0 billion senior unsecured revolving credit facility, with an accordion feature to increase the availability to $1.25 billion under certain circumstances.  The facility consists of an $800 million tranche (“Tranche A”) and a $200 million tranche (“Tranche B”). Tranche A has a four-year term, with a one-year extension option and Tranche B has a one-year term, with automatic one-year extension options. The facility bears interest at (i) a base rate plus an applicable margin ranging from 0.20% to 0.70% per annum, or (ii) LIBOR plus an applicable margin ranging from 1.20% to 1.70% per annum for borrowings under Tranche A and from 0.80% to 1.30% per annum for borrowings under Tranche B, either of which will be calculated based on our consolidated leverage ratio. If we obtain an investment grade credit rating, the facility will bear interest at (i) a base rate plus an applicable margin ranging from 0.00% to 0.70% per annum, or (ii) LIBOR plus an applicable margin ranging from 0.875% to 1.650% per annum for borrowings under Tranche A and from 0.475% to 1.250% per annum for borrowings under Tranche B.  As of December 31, 2014, there were no amounts outstanding under our senior unsecured revolving credit facility and $200 million was reserved under a letter of credit.

Dividend Policy

In order to qualify as a REIT, we are required to distribute to our stockholders, on an annual basis, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We expect to pay quarterly dividends to our stockholders in a manner intended to satisfy this requirement. Prior to paying any dividends, we must first satisfy our operating and debt service obligations. It is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions. It is also possible that the board of directors could decide to make required distributions in part by using shares of our common stock.

On February 27, 2015, we declared a regular quarterly cash dividend of $0.039 per share of common stock for the 38 day period in the fourth quarter ended December 31, 2014 during which we were a public company. The dividend is payable on March 27, 2015 to stockholders of record as of the close of business on March 11, 2015.

On February 27, 2015, we also declared a regular quarterly cash dividend of $0.095 per share of common stock for the first quarter ending March 31, 2015 (an indicated annual rate of $0.38 per common share). The dividend is payable on March 30, 2015 to stockholders of record as of the close of business on March 12, 2015.

Contractual Obligations

Below is a summary of our contractual obligations and commitments as of December 31, 2014.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	one year	years	years	Thereafter
Mortgages and other debt:
Interest expense	$423,802	$154,542	$216,470	$49,117	$3,673
Principal repayment	2,852,287	1,373	1,827,041	940,967	82,906
Due to affiliates	27,681	138	27,543	-	-
Loans payable to noncontrolling interests	121,214	-	-	-	121,214
Tenant obligations	76,867	76,867	-	-	-
Leasing commissions	12,539	12,539	-	-	-
Total	$3,514,390	$245,459	$2,071,054	$990,084	$207,793

Off Balance Sheet Arrangements

As of December 31, 2014, we had a 50% interest in one unconsolidated joint venture that had $246.5 million of outstanding indebtedness, of which our share was $123.2 million. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for properties we may self-insure certain portions of our insurance program, and therefore, use our own funds to satisfy those limits, when applicable. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2014, we believe we are in compliance with all of our covenants.

Inflation

Substantially all of our leases provide for separate real estate tax and operating expense escalations. In addition, many of the leases provide for fixed base rent increases. We believe inflationary increases in expenses may be at least partially offset by the contractual rent increases and expense escalations described above. We do not believe inflation has had a material impact on our historical financial position or results of operations.

Cash Flows

As noted above, we will no longer account for the assets that we acquired from the private equity real estate funds that our Predecessor controlled under investment company accounting. Instead, we account for these assets using either consolidated historical cost accounting or the equity method. Moving from investment company accounting to consolidated historical cost accounting or the equity method resulted in a significant change in the classification of our cash flows.  For example, the purchase and sale of underlying investments by our private equity real estate funds that utilize investment company accounting are treated as an operating activity and such purchases and sales are shown net of any related mortgage debt entered into upon acquisition or repaid upon sale. Purchases and sales that we engage in directly or through our consolidated subsidiaries other than these funds will be treated as investing activities and any related mortgage debt entered into upon acquisition or repaid upon sale will be treated as financing activities.  Furthermore, all other property-level debt activity relating to properties owned by these funds is currently treated as operating activity, whereas debt activity engaged in directly or through our consolidated subsidiaries other than these funds will be treated as financing activity. In addition, the net income of our Predecessor currently reflects significant unrealized gains or losses relating to properties owned by these funds. Any unrealized gains or losses are reversed to arrive at net cash flow provided by or used in operating activities. Gains or losses arising from sales of properties owned by us directly or through our consolidated subsidiaries will only be recognized by us when realized. The proceeds of such sales will be reflected in net cash provided by investing activities.

The Company – Period from November 24, 2014 to December 31, 2014

Cash and cash equivalents were $438,599,000 and $52,086,000, at December 31, 2014 and November 23, 2014, respectively, an increase of $386,513,000. The following table sets forth the changes in cash flow.

Period from
November 24, 2014 to
(Amount in thousands)	December 31, 2014
Net cash provided by (used in):
Operating activities	$(80,572)
Investing activities	204,913
Financing activities	262,172

Operating Activities

Period from November 24, 2014 to December 31, 2014 – We used $80,572,000 of cash for operating activities in the period from November 24, 2014 to December 31, 2014, primarily to fund real estate fund investments aggregating $51,362,000 and leasing costs aggregating $13,181,000.

Investing Activities

Period from November 24, 2014 to December 31, 2014 – We generated $204,913,000 of cash from investing activities in the period from November 24, 2014 to December 31, 2014, primarily from cash received from properties in connection with the  Formation Transactions.

Financing Activities

Period from November 24, 2014 to December 31, 2014 – We generated $262,172,000 of cash from financing activities in the period from November 24, 2014 to December 31, 2014.  Cash generated from financing activities during the period was primarily due to the issuance and sale of common stock in connection with the Offering, substantially all of the proceeds of which were used toward the repayment of debt assumed in the Formation Transactions and the defeasance of a mortgage note payable.

The Predecessor

Cash and cash equivalents were $52,086,000, $307,161,000 and $304,978,000 at November 23, 2014, December 31, 2013, and December 31, 2012, respectively, a decrease of $255,075,000 in the period from January 1, 2014 to November 23, 2014 and an increase of $2,183,000 during the year ended December 31, 2013. The following table sets forth the changes in cash flow.

	Period from	Year Ended December 31,
	January 1, 2014 to
(Amount in thousands)	November 23, 2014	2013	2012
Net cash provided by (used in):
Operating activities	$(84,495)	$33,485	$(83,464)
Investing activities	(64,330)	1,042	5,072
Financing activities	(106,250)	(32,344)	98,864

Operating Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013 - Our Predecessor used $84,495,000 of cash for operating activities during the period January 1, 2014 to November 23, 2014, compared to $33,485,000 generated during the year ended December 31, 2013, a decrease of $117,980,000. This decrease was primarily due to $31,061,000 for net real estate fund investments in 2014 resulting from the purchase of a new asset and additional investments in existing assets and changes in other operating assets and liabilities aggregating $87,542,000.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012– Our Predecessor generated $33,485,000 of cash from operating activities during the year ended December 31, 2013, compared to $83,464,000 used for operating activities during the year ended December 31, 2012, an increase of $116,949,000. This increase was primarily due to $13,436,000 of proceeds from sales of real estate fund investments in 2013, compared to $116,553,000 expended in 2012 for the purchase of real estate fund assets.

Investing Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013 - Our Predecessor used $64,330,000 of cash for investing activities during the period January 1, 2014 to November 23, 2014, compared to $1,042,000 provided during the year ended December 31, 2013, a decrease of $65,372,000. This decrease was primarily due to a $64,650,000 acquisition by a consolidated private equity fund, which utilizes historical cost accounting rather than investment company accounting.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012–Our Predecessor generated $1,042,000 of cash from investing activities during the year ended December 31, 2013, compared to $5,072,000 generated during the year ended December 31, 2012, a decrease of $4,030,000. This decrease resulted primarily from a refund of tenant improvements of $2,197,000, and the proceeds of a sale of joint venture interests of $2,000,000 in 2012.

Financing Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013– Our Predecessor used $106,250,000 of cash for financing activities during the period January 1, 2014 to November 23, 2014, compared to $32,344,000 used during the year ended December 31, 2013, an increase of $73,906,000. This was primarily due to a decrease in net contributions from noncontrolling interests aggregating $92,926,000, from $99,619,000 in 2013 to $6,693,000 in 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012– Our Predecessor used $32,344,000 of cash for financing activities during the year ended December 31, 2013, compared to $98,864,000 generated during the year ended December 31, 2012, a decrease of $131,208,000. This decrease resulted primarily from an increase of $107,765,000 in net distributions to the equity owners of the Paramount Predecessor, and a decrease of $21,531,000 in net contributions from non-controlling interests.

Non-GAAP Financial Measures

We use and present NOI, Cash NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure.

Net Operating Income (“NOI”)

NOI is a metric we use to measure the operating performance of our properties, and consists of property-related revenue (which includes rental revenue, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our pro rata share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use these metrics internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and Cash NOI, and accordingly, our presentation of NOI and Cash NOI may not be comparable to other real estate companies.

The following table presents a reconciliation of our net income to NOI and Cash NOI.

The Company
Period from
(Amounts in thousands)	November 24, 2014 to December 31, 2014
Reconciliation of net income to NOI:
Net income	$72,722
Add:
Depreciation and amortization	34,481
General and administrative expenses	2,207
Interest and debt expense	43,743
Acquisition, transaction and formation related costs	143,437
Income tax expense	505
NOI of partially owned entities	1,680
Less:
Income from partially owned entities	(938)
Fee income	(1,176)
Unrealized gain on interest rate swaps	(15,084)
Interest and other income (loss), net	179
Gain on consolidation of a partially owned entity	(239,716)
NOI	42,040
Less NOI attributable to noncontrolling interests in consolidated joint ventures and funds	(5,710)
Pro rata share of NOI	$36,330

Reconciliation of NOI to Cash NOI:
NOI	$42,040
Less:
Straight-line rent adjustments	(5,660)
Amortization of below-market leases, net	(467)
Cash NOI	35,913
Less Cash NOI attributable to noncontrolling interests in consolidated joint ventures and funds	(4,092)
Pro rata share of Cash NOI	$31,821

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by National Association of Real Estate Investment Trusts, (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition, transaction and formation related costs, unrealized gains or losses on interest rate swaps and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Other REITs may use different methodologies for calculating FFO and Core FFO or use other definitions of FFO and Core FFO and, accordingly, our presentation of these measures may not be comparable to other real estate companies.  Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The Company
Period from
(Amounts in thousands, except per share amounts)	November 24, 2014 to December 31, 2014
Reconciliation of net income to FFO:
Net income	$72,722
Real estate depreciation and amortization	34,481
Pro rata share of real estate depreciation and amortization of partially owned entities	605
FFO	$107,808
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(5,353)
Operating Partnership	(20,030)
FFO attributable to Paramount Group, Inc.	$82,425
Per diluted share	$0.39

Reconciliation of FFO to Core FFO:
FFO	$107,808
Non-core (income) expense:
Acquisition, transaction and formation related costs	143,437
Defeasance and debt breakage costs	25,717
Unrealized gains on interest rate swaps	(15,084)
Pro rata share of unrealized gains on interest rate swaps of partially owned entities	(643)
Gain on consolidation of a partially owned entity	(239,716)
Core FFO	21,519
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(1,506)
Operating Partnership	(3,913)
Core FFO attributable to Paramount Group, Inc.	$16,100
Per diluted share	$0.08

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718
Effect of dilutive securities	1,190
Denominator for FFO per diluted share	212,107,908

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into swap arrangements with the lender to in effect fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT for Federal income tax purposes, we may utilize swap arrangements in the future.

The following table summarizes our total consolidated indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

(Amounts in thousands, except per share amount)	Balance at December 31, 2014	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates
Pro rata share of consolidated debt:
Variable rate	$229,001	1.59%	$2,290
Fixed rate	2,039,864	5.80%	-
	$2,268,865	5.37%	$2,290

Pro rata share of debt of non-consolidated entities (non-recourse)
Variable rate	$10,750	2.71%	$108
Fixed rate	112,500	5.65%	-
	$123,250	5.39%	$108

Noncontrolling interests' share of above			(469)
Total change in annual net income			$1,929
Per share-diluted			$0.01

As of December 31, 2014, our interest rate swaps had a fair value that resulted in a net liability of $194,196,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
Report of Independent Registered Public Accounting Firm	67
Combined Consolidated Balance Sheets of the Company and the Predecessor as of December 31, 2014 and 2013	68
Consolidated Statement of Income of the Company for the period from November 24, 2014 to December 31, 2014	69
Combined Consolidated Statements of Income of the Predecessor for the period from January 1, 2014 to November 23, 2014 and for the years ended December 31, 2013 and 2012	70
Combined Consolidated Statements of Changes in Equity of the Company for the period from November 24, 2014 to December 31, 2014 and the Predecessor for the period from January 1, 2014 to November 23, 2014 and the years ended December 31, 2013 and 2012	71
Combined Consolidated Statements of Cash Flows of the Company for the period November 24, 2014 to December 31, 2014 and the Predecessor for the period from January 1, 2014 to November 23, 2014 and the years ended December 31, 2013 and 2012	72
Notes to Combined Consolidated Financial Statements of the Company and the Predecessor	74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

We have audited the accompanying combined consolidated balance sheets of Paramount Group, Inc. as of December 31, 2014 (the Company or Successor) and 2013 (Paramount Predecessor), and the related combined consolidated statements of income, changes in equity and cash flows for the period from November 24, 2014 through December 31, 2014 (Successor), for the period from January 1, 2014 through November 23, 2014 and for the years ended December 31, 2013 and 2012 (Paramount Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined consolidated financial statements present fairly, in all material respects, the financial position of Paramount Group, Inc. as of December 31, 2014 (Successor) and 2013 (Paramount Predecessor), and the results of their operations and their cash flows for the period from November 24, 2014 through December 31, 2014 (Successor), for the period from January 1, 2014 through November 23, 2014 and for the years ended December 31, 2013 and 2012 (Paramount Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, NY

March 19, 2015

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED BALANCE SHEETS

	The Company	The Predecessor
(Amounts in thousands, except share and per share amounts)	As of December 31,
ASSETS	2014	2013
Rental property, at cost
Land	$2,042,071	$78,300
Buildings and improvements	5,488,168	336,698
	7,530,239	414,998
Accumulated depreciation and amortization	(81,050)	(57,689)
Rental property, net	7,449,189	357,309
Real estate fund investments at fair value	323,387	2,158,889
Investments in partially owned entities	5,749	20,242
Cash and cash equivalents	438,599	307,161
Restricted cash	55,728	10,604
Marketable securities	20,159	26,065
Deferred rent receivable	8,267	2,776
Accounts and other receivables, net of allowance of $333 and $0
in 2014 and 2013, respectively	7,692	10,157
Loan receivable from management	-	3,000
Deferred charges, net of accumulated amortization of $10,859
and $9,713 in 2014 and 2013, respectively	39,165	20,353
Intangible assets, net of accumulated amortization of $20,509	669,385	-
Other assets	13,121	6,135
Total assets	$9,030,441	$2,922,691

LIABILITIES AND EQUITY
Mortgages and notes payable	$2,852,287	$499,859
Credit facility	-	-
Due to affiliates	27,299	-
Loans payable to noncontrolling interests	42,195	-
Accounts payable and accrued expenses	93,472	11,419
Deferred income taxes	2,861	189,594
Interest rate swap liabilities	194,196	-
Intangible liabilities, net of accumulated amortization of $3,757	219,228	-
Preferred equity obligation	-	109,650
Profit sharing compensation payable	-	57,140
Other liabilities	43,950	29,585
Total liabilities	3,475,488	897,247
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 212,106,718 shares as of
December 31, 2014; and no shares authorized, issued and
outstanding as of December 31, 2013	2,122	-
Additional paid-in-capital	3,851,432	-
Retained earnings	57,308	-
Paramount Group, Inc. equity	3,910,862	-
Paramount Predecessor equity	-	321,769
Noncontrolling interests in:
Joint ventures and funds	685,888	1,703,675
Operating Partnership	958,203	-
Total equity	5,554,953	2,025,444
Total liabilities and equity	$9,030,441	$2,922,691

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

The Company
Period from
November 24, 2014
(Amounts in thousands, except per share amounts)	to December 31, 2014
REVENUES:
Rental income	$57,465
Tenant reimbursement income	5,865
Fee and other income	2,805
Total revenues	66,135
EXPENSES:
Operating	26,011
Depreciation and amortization	34,481
General and administrative	2,207
Total expenses	62,699
Operating income	3,436
Income from real estate fund investments	1,412
Income from partially owned entities	938
Unrealized gain on interest rate swaps	15,084
Interest and other loss, net	(179)
Interest and debt expense	(43,743)
Acquisition, transaction and formation related costs	(143,437)
Gain on consolidation of a partially owned entity	239,716
Net income before income taxes	73,227
Income tax expense	(505)
Net income	72,722
Less net income attributable to noncontrolling interests:
Joint ventures and funds	(1,488)
Operating Partnership	(13,926)
Net income attributable to Paramount Group, Inc.	$57,308

INCOME PER COMMON SHARE - BASIC:
Income per common share	$0.27
Weighted average shares outstanding	212,106,718

INCOME PER COMMON SHARE - DILUTED:
Income per common share	$0.27
Weighted average shares outstanding	212,107,908

See notes to combined consolidated financial statements.

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF INCOME

	The Predecessor
	Period from
	January 1, 2014	Years Ended December 31,
(Amounts in thousands)	to November 23, 2014	2013	2012
REVENUES:
Rental income	$30,208	$30,406	$29,773
Tenant reimbursement income	1,646	1,821	1,543
Distributions from real estate fund investments	17,083	29,184	31,326
Realized and unrealized gains, net	129,354	332,053	161,199
Fee and other income	49,098	26,426	22,974
Total revenues	227,389	419,890	246,815
EXPENSES:
Operating	15,862	16,195	15,402
Depreciation and amortization	10,203	10,582	10,104
General and administrative	30,912	33,504	28,374
Profit sharing compensation	12,041	23,385	17,554
Other	7,974	4,633	6,569
Total expenses	76,992	88,299	78,003
Operating income	150,397	331,591	168,812
Income from partially owned entities	4,241	1,062	3,852
Unrealized (loss) gain on interest rate swaps	(673)	1,615	6,969
Interest and other income, net	2,479	9,407	4,431
Interest and debt expense	(28,585)	(29,807)	(37,342)
Net income before income taxes	127,859	313,868	146,722
Income tax expense	(18,461)	(11,029)	(6,984)
Net income	109,398	302,839	139,738
Net income attributable to noncontrolling interests	(87,888)	(286,325)	(137,443)
Net income attributable to the Predecessor	$21,510	$16,514	$2,295

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares					Noncontrolling interests in
(Amounts in thousands)	Shares	Amount	Additional paid in capital	Retained Earnings	Predecessor Shareholders' Equity	Joint ventures and funds	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2011	-	$-	$-	$-	$425,675	$1,059,138	$-	$1,484,813
Net income	-	-	-	-	2,295	137,443	-	139,738
Contributions	-	-	-	-	1,868	138,559	-	140,427
Distributions	-	-	-	-	(9,343)	(17,409)	-	(26,752)
Balance as of December 31, 2012	-	-	-	-	420,495	1,317,731	-	1,738,226
Net income	-	-	-	-	16,514	286,325	-	302,839
Contributions	-	-	-	-	5,359	106,262	-	111,621
Distributions	-	-	-	-	(120,599)	(6,643)	-	(127,242)
Balance as of December 31, 2013	-	-	-	-	321,769	1,703,675	-	2,025,444
Net (loss) income	-	-	-	-	21,510	87,888	-	109,398
Contributions	-	-	-	-	23,688	272,721	-	296,409
Distributions	-	-	-	-	(176,434)	(266,028)	-	(442,462)
Deemed contributions	-	-	-	-	187,389	-	-	187,389
Balance as of November 23, 2014	-	-	-	-	377,922	1,798,256	-	2,176,178
The Company
Net income	-	-	-	57,308	-	1,488	13,926	72,722
Common shares issued:
Initial public offering	150,650	1,507	2,496,693	-	-	-	-	2,498,200
Private placement	3,914	39	68,461	-	-	-	-	68,500
Acquire property interests	11,279	113	209,203	-	-	-	-	209,316
Upon redemption of common units	210	2	3,890	-	-	-	(3,892)	-
Under Omnibus share plan	6	1	-	-	-	-	-	1
Common units issued:
Founders Grant	-	-	-	-	-	-	71,000	71,000
Under Omnibus share plan	-	-	(13,702)	-	-	-	13,702	-
Allocation of equity resulting from shares and units issued in connection with the Formation Transactions	46,048	460	1,130,868	-	(377,922)	(1,162,198)	819,177	410,385
Contributions by noncontrolling interest in joint ventures and funds	-	-	-	-	-	57,843	-	57,843
Distributions to noncontrolling interest in joint ventures and funds	-	-	-	-	-	(8,488)	-	(8,488)
Adjustments to carry common units at redemption value	-	-	(43,981)	-	-	-	43,981	-
Other	-	-	-	-	-	(1,013)	309	(704)
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$685,888	$958,203	$5,554,953

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Company	The Predecessor
	Period from	Period from
	November 24, 2014	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to December 31, 2014	to November 23, 2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,722	$109,398	$302,839	$139,738
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on consolidation of a partially owned entity	(239,716)	-	-	-
Stock-based compensation expense in connection with Founders Grants	71,000	-	-	-
Depreciation and amortization	34,481	10,203	10,582	10,104
Unrealized (gain) loss on interest rate swaps	(15,084)	673	(1,615)	(6,969)
Straight-lining of rental income	(5,653)	161	158	168
Other non-cash adjustments	1,368	7,303	4,221	3,881
Defeasance cost in connection with the refinancing of mortgage notes payable	14,990	-	-	-
Realized and unrealized losses (gains), net on real estate fund investments	1,357	(129,354)	(332,053)	(159,199)
Income from partially owned entities	(938)	(4,241)	(1,062)	(3,852)
Distributions of income from partially owned entities	532	2,874	2,612	3,852
Amortization of below-market leases, net	(467)	-	-	-
Amortization of deferred financing costs	240	389	434	434
Gain on sale of joint venture interest	-	-	-	(2,000)
Realized and unrealized losses (gains) from marketable securities	356	(1,706)	(5,532)	(2,071)
Changes in operating assets and liabilities:
Restricted cash	6,502	(8,271)	4,115	29,454
Real estate fund investments	(51,362)	(31,061)	13,436	(116,553)
Accounts and other receivables	(150)	(35,989)	(4,724)	3,536
Deferred charges	(13,181)	600	(600)	(15)
Other assets	13,722	311	3,510	13,673
Accounts and other payables	14,162	(4,605)	7,712	(21)
Profit sharing payables	-	156	19,972	6,831
Deferred income taxes	-	(2,205)	2,701	1,761
Other liabilities	14,547	869	6,779	(6,216)
Net cash (used in) provided by operating activities	(80,572)	(84,495)	33,485	(83,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from properties in connection with the Formation Transactions	192,500	-	-	-
Acquisitions of, and additions to, rental properties	(6,143)	(65,916)	(147)	(188)
Change in restricted cash	18,556	584	648	380
Sale (purchase) of marketable securities	-	-	(2,731)	(2,444)
Proceeds from sale of joint venture interest	-	-	-	2,000
Proceeds from repayment of loan to management	-	3,000	1,000	1,000
Investment in partially owned entities	-	(4,077)	-	-
Refund of tenant improvements	-	-	-	2,197
Distributions of capital from partially owned entities	-	2,079	2,272	2,127
Net cash provided by (used in) investing activities	204,913	(64,330)	1,042	5,072

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Company	The Predecessor
	Period from	Period from
	November 24, 2014	January 1, 2014	Year Ended December 31,
	to December 31, 2014	to November 23, 2014	2013	2012

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	$2,590,599	$-	$-	$-
Repayment of mortgage note and loans payable	(1,704,330)	(2,827)	(17,635)	(45,140)
Cash paid for equity interest in the formation transactions	(214,949)	-	-	-
Contribution from noncontrolling interests	57,843	272,721	106,262	138,559
Settlement of swap liabilities	(14,130)	-	-	-
Debt issuance costs	(8,599)	-	-	-
Distributions to noncontrolling interests	(8,488)	(266,028)	(6,643)	(17,409)
Purchase of marketable securities in connection with the defeasance of mortgage notes payable	(435,774)	-	-	-
Contribution from shareholders	-	23,688	5,359	1,868
Distributions to shareholders	-	(149,135)	(120,599)	(9,343)
Proceeds from loans payable to noncontrolling interests	-	39,075	-	-
Proceeds from mortgage note and loans payable	-	-	-	30,329
Offering costs	-	(23,744)	912	-
Net cash provided by (used in) financing activities	262,172	(106,250)	(32,344)	98,864

Net increase (decrease) in cash and cash equivalents	386,513	(255,075)	2,183	20,472
Cash and cash equivalents at beginning of period	52,086	307,161	304,978	284,506
Cash and cash equivalents at end of period	$438,599	$52,086	$307,161	$304,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$23,728	$19,829	$24,003	$38,380
Cash payments for income taxes	$-	$18,998	$2,599	$6,158

NON-CASH TRANSACTIONS:
Increase (decrease) in assets, liabilities and noncontrolling interests from the formation transactions:
Real estate, net	$7,043,651	$-	$-	$-
Real estate funds	(2,045,922)	-	-	-
Investment in partially owned entities	(18,264)	-	-	-
Working capital, net of cash	26,784	-	-	-
Intangible assets	689,894	-	-	-
Mortgages and notes payable	4,261,903	-	-	-
Intangible liabilities	222,985	-	-	-
Preferred equity obligation	114,147	-	-	-
Profit sharing compensation payable	(57,296)	-	-	-
Interest rate swap liabilities	223,411	-	-	-
Marketable securities transferred in connection with the defeasance of mortgages and notes payable	435,774	-	-	-
Defeasance of mortgages and notes payable	(420,784)	-	-	-
Reduction of equity for deferred offering costs	31,284	-	-	-
Debt assumed from affiliate	-	27,299	-	-
Sale of marketable securities	146	7,110	-	-
Write-off of fully amortized and/or depreciated assets	-	2,735	-	-

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

As used in these consolidated and combined financial statements, unless indicated otherwise, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc. and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, upon completion of the Formation Transactions (as more fully described below) and the initial public offering of common stock.

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating and managing high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of December 31, 2014, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 93.9% leased.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the completion of the Formation Transactions and our initial public offering on November 24, 2014 (the “Offering”).

In connection with the Offering, we completed the following transactions:

•	Issued a total of 150,650,000 common shares at a public offering price of $17.50 per share;
•

Acquired, through a series of Formation Transactions, substantially all of the assets of our Predecessor and the assets of the Property Funds, as defined, that it controlled, as well as the interests of unaffiliated third parties in certain properties, for a combination of common shares, common units in our Operating Partnership (“common units”) and cash, and;

•	Entered into a $1.0 billion senior unsecured revolving credit facility, with an accordion feature to increase the availability to $1.25 billion under certain circumstances.

We commenced our operations on November 24, 2014, upon completion of the Offering and related Formation Transactions.  We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of the Operating Partnership as of December 31, 2014.  We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S federal income tax purposes commencing with our taxable year ended December 31, 2014.

Formation Transactions

We entered into a series of Formation Transactions (the “Formation Transactions”), concurrently with the completion of the Offering, pursuant to which we acquired substantially all of the assets of our Predecessor and all of the assets of the Property Funds, as defined, that it controlled, other than their interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas.

Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia, and (iii) three partially owned properties in New York, NY (See note 5, Investments in Partially Owned Entities).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the 15 private equity real estate funds controlled by our Predecessor.

The following funds controlled by our Predecessor (collectively referred to herein as the “Property Funds”), were formed to invest in office buildings and related facilities throughout the United States, particularly in New York City, Washington, D.C. and San Francisco:

•	Paramount Group Real Estate Fund I, L.P. (“Fund I”)
•	Paramount Group Real Estate Fund II, L.P. (“Fund II”)
•	Paramount Group Real Estate Fund III, L.P. (“Fund III”)
•	Paramount Group Real Estate Fund IV, L.P. (“Fund IV”)
•	PGREF IV Parallel Fund (Cayman), L.P. (“Fund IV Cayman”)
•	Paramount Group Real Estate Fund V (CIP), L.P. (“Fund V CIP”)
•	Paramount Group Real Estate Fund V (Core), L.P. (“Fund V Core”)
•	PGREF V (Core) Parallel Fund (Cayman), L.P. (“Fund V Cayman”)
•	Paramount Group Real Estate Fund VII, LP (“Fund VII”)
•	Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”)

The following fund was formed to acquire, develop and manage the residential development project at 75 Howard Street:

•	Paramount Group Residential Development Fund, LP (“Residential Fund”)

The following funds (collectively referred to herein as the “Alternative Investment Funds”) were formed to invest in real estate related assets including public/private debt and/or equity interests in assets, companies, or other structures involved directly or indirectly in real estate and/or originate, acquire, or issue loans to public/private real estate companies:

•	Paramount Group Real Estate Special Situations Fund, L.P. (“PGRESS”)
•	Paramount Group Real Estate Special Situations Fund–H, L.P. (“PGRESS-H”)
•	Paramount Group Real Estate Special Situations Fund–A, L.P. (“PGRESS-A”)

•     Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”)

The Property Funds and Residential Fund own interests in the following properties:

•1633 Broadway, New York, NY

•60 Wall Street, New York, NY

•900 Third Avenue, New York, NY

•31 West 52nd Street, New York, NY

•1301 Avenue of the Americas, New York, NY

•One Market Plaza, San Francisco, CA

•50 Beale Street, San Francisco, CA

•75 Howard Street, San Francisco, CA

•Liberty Place, Washington, D.C.

•1899 Pennsylvania Avenue, Washington, D.C.

•2099 Pennsylvania Avenue, Washington, D.C.

•425 Eye Street, Washington, D.C.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. All significant inter-company amounts have been eliminated.

Our Predecessor’s combined financial statements included all the accounts of our Predecessor, including its interests in (i) the Funds, (ii) Waterview, and (iii) the three partially-owned properties.  Our Predecessor evaluated each of the Funds pursuant to the control model of Accounting Standards Codification (“ASC”) 810-20, Consolidation—Control of Partnerships and Similar Entities and concluded that based on its rights and responsibilities as the sole managing member of the general partner it should consolidate each of the Funds.  With the exception of the Residential Fund, which is carried at historical cost, each of the Funds qualify as investment companies pursuant to Financial Services—Investment Companies (“ASC 946”); accordingly, the underlying real estate investments are carried at fair value, which was retained in consolidation by our Predecessor.

Upon completion of the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and all of the assets of the Property Funds that it controlled, other than their interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas.  These transactions were accounted for as transactions among entities under common control.  However, since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using historical cost accounting. As a result, our consolidated financial statements following the Formation Transactions, differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

Significant Accounting Policies

Rental Property

Rental property is carried at cost less accumulated depreciation and amortization.  Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred.  Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years.  Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments.  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value.  We amortize acquired above-and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases.  Amortization of acquired in-place leases is included as a component of depreciation and amortization.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Variable Interest Entities and Investments in Partially-Owned Entities

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have a controlling financial interest. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  For joint ventures that are not VIEs, we consolidate entities for which we have significant decision making control over the joint ventures’ operations.  Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period.  Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value.  Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for on the cost method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less.  The majority of our cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit.  To date, we have not experienced any losses on our invested cash.

Restricted Cash

Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for deferred rent receivable. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges

Deferred charges include deferred lease costs and deferred financing costs.  Deferred lease costs consist of fees and direct costs related to successful leasing activities.  Such costs are amortized on a straight line basis over the lives of the related leases as a component of depreciation and amortization.  Deferred financing costs consist of fees and direct costs incurred in obtaining financing.  Such costs are amortized over the terms of the related agreements as a component of interest expense.

Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes.  Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

Offering and Organization Costs

In connection with the Offering and related Formation Transactions, we incurred incremental accounting fees, legal fees, and other professional fees.  These costs aggregated $31,284,000 and were recorded as a reduction of proceeds from the Offering. Certain other costs related to structuring the Formation Transactions were expensed as incurred.

Revenue Recognition

Rental Income

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases.  We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use.  Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to “deferred rent receivable.”  Rental income also includes the amortization of acquired above-and below-market leases, net.

Tenant Reimbursement Income

Tenant reimbursement income includes revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is accrued in the same period as the expenses are incurred.

Distribution Income

Distributions received from real estate fund investments made through the Funds are recognized as income in the combined consolidated financial statements to the extent that they result from the operations of the underlying investee entity. Distributions from investments that do not result from the operations of the underlying investee entity are considered a return of investment.

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements.  This revenue is recognized as the related services are performed.  Fee and other income also includes lease termination fees.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, post the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based primarily on our method of internal reporting.

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds, and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

Recently Issued Accounting Literature

In June 2013, the FASB issued an update (“ASU 2013-08”) Financial Services-Investment Companies to ASC Topic 946-Amendments to the Scope, Measurement, and Disclosure Requirements. ASU 2013-08 changes the assessment of whether an entity is an investment company by developing a new two-tiered approach for that assessment, which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics. The new approach requires an entity to assess all of the characteristics of an investment company and consider its purpose and determine whether it is an investment company. The amendments in ASU 2013-08 are effective prospectively for fiscal years beginning after December 15, 2013. Early adoption is prohibited. The adoption of ASU 2013-08 on January 1, 2014 did not have a material impact on our Predecessor’s combined consolidated financial statements.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The adoption of ASU 2014-08 on January 1, 2014 did not have a material impact on our Predecessor’s combined consolidated financial statements.

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions

As discussed above, in connection with the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and all of the assets of the Property Funds that it controlled, other than its interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas. These transactions were accounted for as transactions among entities under common control.

The following is a summary of the properties acquired from the Funds, including our ownership percentage and the basis of accounting prior to and subsequent to the completion of the Offering and Formation Transactions.

	Pre-Formation Transactions		Post-Formation Transactions
Property	Ownership	Basis of Accounting	Ownership		Basis of Accounting

1633 Broadway	75.5%	Investment Company	100.0%	(1)	Historical Cost - Consolidated
1301 Avenue of the Americas	75.5%	Investment Company	100.0%	(2)	Historical Cost - Consolidated
31 West 52nd Street	62.3%	Investment Company	64.2%	(3)	Historical Cost - Consolidated
900 Third Avenue	100.0%	Investment Company/Equity Method	100.0%	(4)	Historical Cost - Consolidated
Liberty Place	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
425 Eye Street	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
1899 Pennsylvania Avenue	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
2099 Pennsylvania Avenue	100.0%	Investment Company	100.0%		Historical Cost - Consolidated
One Market Plaza	49.0%	Investment Company	49.0%	(5)	Historical Cost - Consolidated

(1)	As part of the Formation Transactions, we acquired the remaining 24.5% interest we did not previously own, for $182,834,000, of which $108,385,000 was in cash and $74,449,000 was in common shares.
(2)	As part of the Formation Transactions, we acquired the remaining 24.5% interest we did not previously own, for $86,960,000 in cash.
(3)	As part of the Formation Transactions, we acquired a 1.9% interest from one of our joint venture partners, for $4,950,000 in common units.
(4)

Prior to the Formation Transactions, our Predecessor owned a direct 11.8% interest in the property and the remaining 88.2% interest was held by the Property Funds that our Predecessor controlled. See Footnote 5 – Investments in Partially Owned Entities.

(5)

In addition to our direct 49.0% interest in the property, we are also the general partner of a limited partnership that holds a 2.0% interest in the property.  As a result, we have a 51.0% voting interest and control the property; accordingly, we consolidate the operations of the property into our consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the properties previously owned by our Predecessor that were not held through funds, including our ownership percentage and the basis of accounting prior to and subsequent to the completion of the Offering and Formation Transactions.

	Pre-Formation Transactions		Post-Formation Transactions
Property	Ownership	Basis of Accounting	Ownership		Basis of Accounting

1325 Avenue of the Americas	50.0%	Historical Cost - Equity Method	100.0%	(1)	Historical Cost - Consolidated
712 Fifth Avenue	50.0%	Historical Cost - Equity Method	50.0%		Historical Cost - Equity Method
Waterview	100.0%	Historical Cost - Consolidated	100.0%		Historical Cost - Consolidated

(1)

As part of the Formation Transactions, we acquired the remaining 50.0% interest we did not previously own, for $130,381,000. This transaction was accounted for as a step acquisition in which we obtained control and consolidated the property (see Note 5 - Investments in Partially-Owned Entities for further details).

As a result of the Formation Transactions and changes in the basis of accounting for 10 of the 12 properties, our consolidated financial statements differ significantly from, and are not comparable with, the historical financial position and results of operations of that of our Predecessor.  The table below provides a summary of (i) the consideration paid in the Formation Transactions to acquire substantially all of the assets of our Predecessor and the Property Funds that it controlled, and (ii) the allocation of the fair value of the net assets acquired of the 10 properties whose basis of accounting changed subsequent to the completion of the Formation Transactions.

(Amounts in thousands)
Consideration paid:
Cash and issuance of common stock and OP units	$2,046,045
Debt assumed	4,987,249
Total consideration paid	$7,033,294

Fair value of the net assets acquired:
Land	$1,940,645
Building and improvements	5,103,006
Acquired in-place leases	553,484
Acquired above-market leases	136,410
Acquired below-market leases	(222,985)
Total net assets acquired	$7,510,560

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

4.	Real Estate Fund Investments

In March 2014, Fund III, PGRESS and PGRESS-H sold a detached seven-story parking structure located San Francisco to the Residential Fund for $64,650,000. The purpose of the Residential Fund is to construct a multifamily residential project in San Francisco. Excluding the Residential Fund, which is carried at historical cost, all of our Funds are accounted for as investment companies pursuant to ASC 946; accordingly, their investments are reflected at fair value on our consolidated balance sheets, with changes in fair value each period, recognized in earnings. We consolidate the Funds into our combined consolidated financial statements and retain the specialized basis of accounting for the Funds.

Real estate fund investments on our consolidated balance sheet are comprised of (i) Property Funds and (ii) Alternative Investment Funds.

The Company

Below is a summary of the aggregate fair value of the remaining real estate fund investments on our consolidated balance sheet.

(Amounts in thousands)	The Company
Balance Sheet	As of December 31, 2014
Real Estate Fund Investments:
Property Funds	$183,216
Alternative Investment Funds	140,171
Total	$323,387

Below is a summary of income from the remaining real estate fund investments on our consolidated statement of income.

The Company
Period from
(Amounts in thousands)	November 24, 2014
Income Statement	to December 31, 2014
Investment income	$3,334
Investment expenses	565
Net investment income	2,769
Net realized gains	50
Net unrealized losses	(1,407)
Income from real estate fund investments	$1,412

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City, Washington, D.C. and San Francisco.  As of December 31, 2014, the Property Funds were comprised of (i) Fund II, (ii) Fund III, (iii) Fund VII, and (iv) Fund VII-H.  The following is a summary of the investments of our Property Funds.

	As of December 31, 2014
	60 Wall Street	One Market Plaza		50 Beale Street
Fund II	46.3%	-		-
Fund III	16.0%	2.0%		-
Fund VII (1)	-	-		41.1%
Fund VII-H	-	-		1.7%
Total Property Funds	62.3%	2.0%		42.8%
Other Investors	37.7%	98.0%	(2)	57.2%
Total	100.0%	100.0%		100.0%

(1)	As of December 31, 2014, Fund VII had an aggregate of $57.6 million of committed capital that had not yet been invested.
(2)	Includes a 49% ownership interest held by us.

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of December 31, 2014, the Alternative Investment Funds were comprised of (i) PGRESS, (ii) PGRESS-H, (iii) PGRESS-A, and (iv) Fund VIII, which had an aggregate of $434,000,000 of committed capital that had not yet been invested. The following is a summary of the investments of our Alternative Investment Funds.

26 Broadway

In December 2014, Fund VIII made a $50,000,000 mezzanine loan, of which $46,000,000 was funded at closing. The loan is secured by the equity interests in 26 Broadway, an 836,000 square foot office building, located in the financial district of New York.  The loan bears interest at 8.25% and matures in January 2022.  The loan is subordinate to $220,000,000 of other debt.

470 Vanderbilt Avenue

In February 2014, the Alternative Investments Funds (PGRESS, PGRESS-A and PGRESS-H, collectively referred to as the PGRESS Funds) acquired a $33,750,000 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, 650,000 square foot office building located in Brooklyn, New York.  The preferred equity has a dividend rate of 10.25%, of which 8.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in February 2019.

2 Herald Square

The PGRESS Funds own a $17,500,000 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in New York, New York.  The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in April 2017 and has two one-year extension options.

One Court Square

PGRESS and PGRESS-H own a combined 28.0% interest in a $125,000,000 preferred equity investment in a partnership that owns One Court Square, a 1.5 million square foot office building located in Long Island City, New York.  The preferred equity has a dividend rate of 15.0%, of which 9.5% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in September 2015 and has a one-year extension option.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor

Below is a summary of the aggregate fair value of the real estate fund investments on our consolidated balance sheet.

The Predecessor
(Amounts in thousands)	As of December 31,
Balance Sheet	2013
Real Estate Fund Investments:
Property Funds	$2,081,259
Alternative Investment Funds	77,630
Total	$2,158,889

Below is a summary of realized and unrealized gains from real estate fund investments on our consolidated statement of income.

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended December 31,
Income Statement	to November 23, 2014	2013	2012
Realized gain (loss) on real estate fund investments sold	$43,309	$(694)	$42,128
Previously recorded unrealized (gain) loss on sale	(10,405)	10,571	(39,201)
Realized gain on real estate fund investments	32,904	9,877	2,927
Unrealized gain on real estate fund investments	96,450	322,176	156,272
Realized and unrealized gain from real estate fund investments	129,354	332,053	159,199
Realized gain on sale of joint venture interest	-	-	2,000
Realized and unrealized gains, net	$129,354	$332,053	$161,199

Asset Management Fees

Our predecessor earned asset management fees from the Funds it managed. Asset management fees and expenses related to Funds included in the consolidated statements of income are eliminated in combination and consolidation. The effect of fees earned from limited partners is reflected in the allocation of net income attributable to our Predecessor and noncontrolling interests. Asset management fees related to limited partners are reflected as a reduction of net income attributable to noncontrolling interests, which results in a corresponding increase in net income attributable to our Predecessor.

Below is a summary of the asset management fees earned by our Predecessor.

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended December 31,
Income Statement	to November 23, 2014	2013	2012
Gross asset management fees	$23,701	$26,180	$23,701
Eliminated fees(1)	(1,078)	(1,118)	(1,087)
Net asset management fees	$22,623	$25,062	$22,614

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner interest in each of the Funds.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Property Funds

The table below summarizes the Property Funds (including their ownership interest in the underlying properties) as of December 31, 2013.

	As of December 31, 2013
	1633 Broadway	1301 Ave. of the Americas	31 West 52nd Street	900 Third Avenue	60 Wall Street	425 Eye Street	Liberty Place	1899 Penn. Avenue	2099 Penn. Avenue	One Market Plaza
Fund I	51.0%	-	-	-	-	100.0%	-	-	-	-
Fund II	-	-	-	-	46.3%	-	-	-	-	-
Fund III	-	17.7%	42.6%	39.2%	16.0%	-	-	-	-	75.0%
Fund IV	22.2%	4.0%	-	44.4%	-	-	40.8%	64.9%	90.6%	-
Fund IV Cayman	2.3%	0.4%	-	4.6%	-	-	4.2%	6.7%	9.4%	-
Fund V Core	-	19.9%	8.4%	-	-	-	23.1%	11.9%	-	-
Fund V CIP	-	30.5%	10.4%	-	-	-	29.1%	15.1%	-	-
Fund V Cayman	-	3.0%	0.9%	-	-	-	2.8%	1.4%	-	-
Total Property Funds	75.5%	75.5%	62.3%	88.2%	62.3%	100.0%	100.0%	100.0%	100.0%	75.0%
Other Investors	24.5%	24.5%	37.7%	11.8%	37.7%	-	-	-	-	25.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Alternative Investment Funds

As of December 31, 2013, our Alternative Investment Funds had one debt investment secured by equity interests in real estate and two preferred equity investments in real estate.  Below is a summary of these investments.

2 Herald Square

The PGRESS Funds own a $12,500,000 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in New York, New York.  The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in April 2017 and has two one-year extension options.

One Court Square

PGRESS and PGRESS-H own a combined 28.0% interest in a $125,000,000 preferred equity investment in a partnership that owns One Court Square, a 1.5 million square foot office building located in Long Island City, New York.  The preferred equity has a dividend rate of 15.0%, of which 9.5% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment is redeemable in September 2015 and has a one-year extension option.

666 Fifth Avenue

In December 2008, the PGRESS Funds made a $29,000 mezzanine loan secured by the equity interest in 666 Fifth Avenue. The loan has an interest rate of 6.35% and matures in February 2019.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarizes the balance sheet as of December 31, 2013 and the income statements for the period January 1, 2014 to November 23, 2014 and the years ended December 31, 2013 and 2012 for each of the Property Funds’ underlying investments.

(Amounts in thousands)	Property Funds' underlying investments as of December 31, 2013
Balance Sheet	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Real estate, net	$116,380	$135,886	$822,371	$1,676,101	$1,357,166	$147,715	$146,242	$152,845	$162,582
Deferred charges, net	45,189	9,429	29,416	22,974	20,518	480	4,656	-	3,317
Cash and cash equivalents	67,418	12,381	21,663	10,011	7,180	5,797	10,444	3,728	2,150
Restricted cash	-	-	-	26,353	2,187	1,704	-	1,358	4,864
Deferred rent receivable	82,598	11,859	26,820	34,897	20,707	-	2,544	-	5,151
Other assets	3,056	1,619	20,442	29,727	1,605	239	875	150	7,537
Total assets	$314,641	$171,174	$920,712	$1,800,063	$1,409,363	$155,935	$164,761	$158,081	$185,601

Mortgage and notes payable	$926,260	$274,337	$413,490	$1,132,489	$890,478	$84,000	$90,600	$125,525	$124,000
Accounts payable and accruals	13,039	2,896	6,317	18,899	15,827	1,380	1,376	2,468	2,511
Interest rate swap liabilities, net	90,893	26,361	39,308	26,172	113,019	-	-	-	-
Other liabilities	3,522	1,540	195,025	91,886	19,004	1,468	9,036	144	29
Total liabilities	1,033,714	305,134	654,140	1,269,446	1,038,328	86,848	101,012	128,137	126,540
Equity	(719,073)	(133,960)	266,572	530,617	371,035	69,087	63,749	29,944	59,061
Total liabilities and equity	$314,641	$171,174	$920,712	$1,800,063	$1,409,363	$155,935	$164,761	$158,081	$185,601

(Amounts in thousands)	Property Funds' underlying investments for the period ended November 23, 2014
Statement of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Rental income	$136,422	$31,219	$67,453	$104,220	$65,314	$5,823	$7,249	$165	$9,501
Tenant reimbursement income	12,742	3,001	5,126	8,252	1,191	1,884	3,648	6	879
Fee and other income	2,951	1,680	3,360	9,667	3,242	50	115	280	319
Total revenue	152,115	35,900	75,939	122,139	69,747	7,757	11,012	451	10,699

Building operating	50,830	14,904	21,516	46,679	25,119	3,911	4,674	4,147	5,148
Related party management fees	2,864	914	1,244	1,580	701	214	254	38	339
Operating	53,694	15,818	22,760	48,259	25,820	4,125	4,928	4,185	5,487
Depreciation and amortization	10,990	6,085	23,438	37,212	31,422	-	3,484	-	5,022
General and administrative	118	113	119	167	4,545	66	58	798	71
Total expenses	64,802	22,016	46,317	85,638	61,787	4,191	8,470	4,983	10,580
Operating income	87,313	13,884	29,622	36,501	7,960	3,566	2,542	(4,532)	119
Unrealized gain on interest rate swaps	25,226	5,759	8,466	12,042	20,848	-	-	-	-
Interest and debt expense	(46,315)	(13,269)	(20,092)	(54,436)	(48,486)	(3,488)	(4,051)	(4,578)	(4,548)
Unrealized appreciation (depreciation) on investment in real estate	-	-	-	-	-	(2,772)	-	(749)	-
Net income (loss) before taxes	66,224	6,374	17,996	(5,893)	(19,678)	(2,694)	(1,509)	(9,859)	(4,429)
Income tax expense	-	-	-	-	-	(105)	53	-	(2,430)
Net income (loss)	$66,224	$6,374	$17,996	$(5,893)	$(19,678)	$(2,799)	$(1,456)	$(9,859)	$(6,859)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Property Funds' underlying investments for the year ended December 31, 2013
Statement of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Rental income	$130,590	$33,601	$77,257	$97,576	$77,265	$8,421	$9,686	$432	$10,167
Tenant reimbursement income	13,538	3,036	5,100	9,693	1,707	2,528	4,807	74	4
Fee and other income	2,994	732	1,154	2,598	7,778	82	153	58	801
Total revenue	147,122	37,369	83,511	109,867	86,750	11,031	14,646	564	10,972

Building operating	54,867	16,150	22,905	51,247	29,985	4,286	5,066	4,531	5,448
Related party management fees	2,870	980	1,295	1,646	832	275	330	13	354
Operating	57,737	17,130	24,200	52,893	30,817	4,561	5,396	4,544	5,802
Depreciation and amortization	11,187	6,349	22,688	37,075	37,847	-	4,139	-	5,502
General and administrative	251	156	130	215	236	63	69	66	75
Total expenses	69,175	23,635	47,018	90,183	68,900	4,624	9,604	4,610	11,379
Operating income	77,947	13,734	36,493	19,684	17,850	6,407	5,042	(4,046)	(407)
Unrealized gain on interest rate swaps	34,711	9,985	15,993	21,275	36,378	-	-	1,101	427
Interest and debt expense	(52,563)	(14,872)	(22,307)	(68,540)	(55,170)	(3,887)	(4,514)	(5,285)	(5,664)
Unrealized appreciation on investment in real estate	-	-	-	-	-	(2,066)	-	1,965	-
Net income (loss) before taxes	60,095	8,847	30,179	(27,581)	(942)	454	528	(6,265)	(5,644)
Income tax expense	-	-	-	-	-	(45)	(54)	-	2,492
Net income (loss)	$60,095	$8,847	$30,179	$(27,581)	$(942)	$409	$474	$(6,265)	$(3,152)

(Amounts in thousands)	Property Funds' underlying investments for the year ended December 31, 2012
Statement of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Rental income	$123,508	$31,689	$77,767	$229,943	$75,994	$8,536	$10,502	$5,669	$9,606
Tenant reimbursement income	15,592	2,711	3,354	14,133	1,839	2,624	5,347	3,702	-
Fee and other income	3,576	590	4,883	2,677	6,706	92	195	442	97
Total revenue	142,676	34,990	86,004	246,753	84,539	11,252	16,044	9,813	9,703

Building operating	54,859	15,950	22,498	51,602	29,910	4,316	5,142	4,647	4,319
Related party management fees	2,726	900	1,215	1,607	719	282	358	235	321
Operating	57,585	16,850	23,713	53,209	30,629	4,598	5,500	4,882	4,640
Depreciation and amortization	11,815	5,835	22,980	55,162	36,551	-	4,296	-	5,425
General and administrative	207	144	141	3,687	252	67	64	75	100
Total expenses	69,607	22,829	46,834	112,058	67,432	4,665	9,860	4,957	10,165
Operating income	73,069	12,161	39,170	134,695	17,107	6,587	6,184	4,856	(462)
Unrealized gain on interest rate swaps	7,236	2,365	4,432	16,927	3,219	-	-	3,336	910
Interest and debt expense	(55,435)	(16,492)	(25,207)	(69,928)	(57,116)	(3,887)	(4,514)	(9,168)	(6,726)
Unrealized appreciation on investment in real estate	-	-	-	-	-	(3,785)	-	(15,394)	-
Net income (loss) before taxes	24,870	(1,966)	18,395	81,694	(36,790)	(1,085)	1,670	(16,370)	(6,278)
Income tax expense	-	-	-	-	-	104	(163)	(1)	2,394
Net income (loss) before taxes	$24,870	$(1,966)	$18,395	$81,694	$(36,790)	$(981)	$1,507	$(16,371)	$(3,884)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Partially Owned Entities

The following table summarizes our investments in partially owned entities as of December 31, 2014 and 2013

	Percentage	The Company	The Predecessor
	ownership at	As of December 31,
(Amounts in thousands)	December 31, 2014	2014	2013
Investments:
712 Fifth Avenue	50.0%	$1,697	$-
1325 Avenue of the Americas	n/a	-	20,242
900 Third Avenue (1)	n/a	-	-
Other (2)	9.5%	4,052	-
		$5,749	$20,242

(1)

As of December 31, 2013, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance.

(2)	Represents our interest in Oder-Center, a shopping center in Brandenburg, Germany.

The following table summarizes income from partially owned entities for the years ended December 31, 2014, 2013 and 2012.

		The Company	The Predecessor
	Percentage	Period from	Period from
	ownership at	November 24, 2014	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	December 31, 2014	to December 31, 2014	to November 23, 2014	2013	2012
Our share of Net Income (Loss):
712 Fifth Avenue	50.0%	$938	$4,141	$2,612	$2,593
1325 Avenue of the Americas	n/a	-	100	(1,550)	145
900 Third Avenue (1)	n/a	-	-	-	1,114
Other (2)	9.5%	-	-	-	-
		$938	$4,241	$1,062	$3,852

(1)

As of November 23, 2014, December 31, 2013, and 2012, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses are utilized.

(2)

We account for our interest in Oder-Center on a one quarter lag basis. Accordingly, our share of the income for the 38 day period during the fourth quarter will be included in our first quarter of 2015.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1325 Avenue of the Americas

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a 50.0% interest in a joint venture that owned 1325 Avenue of the Americas, which was accounted for under the equity method. The remaining 50.0% interest was held by a third-party joint venture partner. As part of the Formation Transactions, we acquired the 50.0% interest held by our joint venture partner for $130,381,000 payable in shares of our common stock. The purchase price took into account certain tax benefits to our joint venture partner. The transaction was accounted for as a step acquisition in which we were required to re-measure our existing 50.0% ownership interest at fair value.  As a result of the acquisition, we own 100.0% of the property and began consolidating the accounts of the property into our consolidated financial statements from the date of acquisition. In connection therewith, we recognized a $239,716,000 gain, comprised of (i) $175,917,000 representing the excess of the fair value of the property over the carrying amount of our investment in the property, and (ii) $63,799,000 representing a purchase gain.

The table below provides a summary of the allocation of the fair value of the net assets acquired:

1325 Avenue
(Amounts in thousands)	of the Americas
Rental property, at cost:
Land	$174,688
Buildings and improvements	370,553
Intangible assets and liabilities:
Acquired above-market leases	9,704
Acquired in-place leases	46,497
Acquired below-market leases	(12,942)
Net assets acquired	$588,500

The tables below reflect the summarized financial information of 1325 Avenue of the Americas at December 31, 2013, and for the period from January 1, 2014 to November 23, 2014, and years ended December 31, 2013 and 2012.

(Amounts in thousands)	The Predecessor
Balance Sheet	As of December 31, 2013
Rental property, net	$209,455
Other assets	56,479
Total assets	$265,934

Mortgage and notes payable	$220,000
Other liabilities	5,450
Total liabilities	225,450
Equity	40,484
Total liabilities and equity	$265,934

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended December 31,
Income Statement	to November 23, 2014	2013	2012
Rental income	$33,693	$33,397	$32,331
Tenant reimbursement income	4,629	5,186	8,332
Fee and other income	1,472	1,203	1,897
Total revenue	39,794	39,786	42,560

Operating	21,381	23,667	23,511
Depreciation and amortization	7,959	7,830	7,377
General and administrative	215	238	231
Total expenses	29,555	31,735	31,119
Operating income	10,239	8,051	11,441
Interest and debt expense	(10,039)	(11,150)	(11,150)
Net income (loss)	$200	$(3,099)	$291

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

712 Fifth Avenue

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a 50.0% interest in a joint venture that owned 712 Fifth Avenue, which was accounted for under the equity method. Subsequent to the Formation Transactions, we own a 50% interest in this property and continue to account for this investment under the equity method.

Below is a summary of 712 Fifth Avenue’s latest available financial information:

	The Company	The Predecessor
(Amounts in thousands)	As of December 31,
Balance Sheet	2014	2013
Rental property, net	$221,827	$226,954
Other assets	46,126	34,117
Total assets	$267,953	$261,071

Mortgage and notes payable	$246,500	$234,000
Other liabilities	30,321	39,332
Total liabilities	276,821	273,332
Equity	(8,868)	(12,261)
Total liabilities and equity	$267,953	$261,071

	The Company	The Predecessor
	Period from	Period from
(Amounts in thousands)	November 24, 2014	January 1, 2014	Year Ended December 31,
Income Statement	to December 31, 2014	to November 23, 2014	2013	2012
Rental income	$5,118	$41,710	$41,166	$35,638
Tenant reimbursement income	607	4,282	4,311	4,453
Fee and other income	232	1,274	1,785	1,429
Total revenue	5,957	47,266	47,262	41,520

Operating	2,586	20,826	22,306	21,321
Depreciation and amortization	1,209	10,127	10,009	8,091
General and administrative	32	182	194	197
Total expenses	3,827	31,135	32,509	29,609
Operating income	2,130	16,131	14,753	11,911
Unrealized gain on interest rate swaps	1,285	5,249	10,031	924
Interest and debt expense	(1,538)	(13,098)	(14,517)	(14,571)
Net income (loss)	$1,877	$8,282	$10,267	$(1,736)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

900 Third Avenue

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a direct 11.8% interest in the property, which was accounted for under the equity method. The remaining 88.2% interest was held by the Property Funds that were controlled by our Predecessor and was consolidated and accounted for at fair value using investment company accounting. As a part of the Formation Transactions, we acquired 100% of the property. Accordingly, we no longer account for the 11.8% interest under the equity method and began consolidating the accounts of the property into our consolidated financial statements from the date of acquisition.

Below is a summary of 900 Third Avenue’s latest available financial information through the date of acquisition:

(Amounts in thousands)	The Predecessor
Balance Sheet	As of December 31, 2013
Rental property, net	$135,886
Other assets	35,288
Total assets	$171,174

Mortgage and notes payable	$274,337
Other liabilities	30,797
Total liabilities	305,134
Equity	(133,960)
Total liabilities and equity	$171,174

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended December 31,
Income Statement	to November 23, 2014	2013	2012
Rental income	$32,269	$33,601	$31,689
Tenant reimbursement income	3,001	3,036	2,711
Fee and other income	630	732	590
Total revenue	35,900	37,369	34,990

Operating	15,818	17,130	16,850
Depreciation and amortization	6,085	6,349	5,835
General and administrative	113	156	144
Total expenses	22,016	23,635	22,829
Operating income	13,884	13,734	12,161
Unrealized gain on interest rate swaps	5,759	9,985	2,365
Interest and debt expense	(13,269)	(14,872)	(16,492)
Net income (loss)	$6,374	$8,847	$(1,966)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets and Liabilities

Upon acquisition of rental property in connection with the Formation Transactions, we determined and allocated the fair value of acquired assets (including land, building, tenant improvements, above-market leases, and in-place lease intangibles) and the assumed liabilities (including below-market leases) in accordance with ASC 805, Business Combinations, and allocated the purchase price based on these fair values. We recorded acquired leases as intangible assets and/or liabilities at their estimated fair values. If the terms of an operating lease were favorable relative to market terms, we recognized an intangible asset named “above-market leases.” If the terms of an operating lease were unfavorable relative to market terms, we recognized an intangible liability named “below market leases.” If there were in-place lease costs such as lease commissions, real estate taxes, insurances, and tenant improvements, we recognized an intangible asset named “in-place leases.” The amortization of acquired above and below-market leases is recognized over the terms of the respective leases and included as a component of “rental income” on our consolidated statements of income and the amortization of in-place lease asset is recognized over the term of the respective lease and included as a component of “depreciation and amortization expense” on our consolidated statements of income.

The following summarizes our identified intangible assets (primarily acquired above-market leases and acquired in-place leases) and liabilities (primarily acquired below-market leases) as of December 31, 2014.

The Company
As of December 31,
(Amounts in thousands)	2014
Intangible assets:
Gross amount	$689,894
Accumulated amortization	(20,509)
$669,385
Intangible liabilities:
Gross amount	$222,985
Accumulated amortization	(3,757)
$219,228

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase in rental income of $467,000 for the period from November 24, 2014 to December 31, 2014. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$6,278
2016	9,897
2017	8,417
2018	10,383
2019	9,455

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $17,260,000 for the period from November 24, 2014 to December 31, 2014. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$122,845
2016	80,522
2017	56,356
2018	49,843
2019	45,492

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt

In connection with the Formation Transactions, we assumed the following debt of our Predecessor, which was repaid on November 24, 2014, upon completion of the Offering.

(Amounts in thousands)	Maturity Date	Repayment Amount
1301 Avenue of the Americas	Jan-2016	$1,150,767
1633 Broadway (preferred equity)	Jul-2016	228,314
1325 Avenue of the Americas	May-2016	220,000
2099 Pennsylvania Avenue	Nov-2015	125,075
425 Eye Street	May-2016	124,000
Fund Debt	Dec-2015 to Jul-2017	287,032
Total Principal Repayments		$2,135,188
Settlement of interest rate swap liabilities		14,130
Defeasance and debt breakage costs		25,717
Total Debt Repayments		$2,175,035

Revolving Credit Facility

On November 24, 2014, we entered into a $1.0 billion senior unsecured revolving credit facility, with an accordion feature to increase the availability to $1.25 billion under certain circumstances.  The facility consists of an $800 million tranche (“Tranche A”) and a $200 million tranche (“Tranche B”).  The $800 million tranche has a four-year term, with a one-year extension option and the $200 million tranche has a one-year term, with automatic one-year extension options. The facility bears interest at (i) a base rate plus an applicable margin ranging from 0.20% to 0.70% per annum, or (ii) LIBOR plus an applicable margin ranging from 1.20% to 1.70% per annum for borrowings under Tranche A and from 0.80% to 1.30% per annum for borrowings under Tranche B, either of which will be calculated based on our consolidated leverage ratio. If we obtain an investment grade credit rating, the facility will bear interest at (i) a base rate plus an applicable margin ranging from 0.00% to 0.70% per annum or (ii) LIBOR plus an applicable margin ranging from 0.875% to 1.650% per annum for borrowings under Tranche A and from 0.475% to 1.250% per annum for borrowings under Tranche B.  As of December 31, 2014, there were no amounts outstanding under our senior unsecured revolving credit facility and $200 million was reserved under a letter of credit.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our outstanding debt:

				Balance at December 31,
(Amounts in thousands)	Maturity Date	Fixed/Variable Rate	Interest Rate at December 31, 2014	2014	2013
Mortgages and Notes payable
1633 Broadway
	Dec-2016	Fixed	6.02%	$772,100	$-
	Dec-2016	Variable	1.44%	154,160	-
			5.26%	926,260	-
900 Third Avenue
	Nov-2017	Fixed	5.35%	255,000	-
	Nov-2017	Variable	1.51%	19,337	-
			5.08%	274,337	-
31 West 52nd Street
	Dec-2017	Fixed	5.74%	337,500	-
	Dec-2017	Variable	1.64%	75,990	-
			4.99%	413,490	-
One Market Plaza
	Dec-2019	Fixed	6.16%	840,000	-
	Dec-2019	Variable	5.00%	13,711	-
			6.14%	853,711	-
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	90,489	-
Liberty Place	June-2018	Fixed	4.50%	84,000	-
Fund Debt (1)				-	289,859
Total mortgages and notes payable			5.47%	$2,852,287	$499,859

(1)	Repaid upon completion of the Offering.

As of December 31, 2014, principal repayments required for the next five years and thereafter in connection with our mortgages and notes payable are as follows:

(Amounts in thousands)
2015	$1,373
2016	927,701
2017	899,340
2018	85,588
2019	855,379
Thereafter	82,906

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

8.Equity

Common Stock and OP Units

We conduct our business through, and substantially all of our interests in properties are held by the Operating Partnership.  We are the sole general partner of, and owned approximately 80.4% of the Operating Partnership as of December 31, 2014.  The partnership agreement requires the number of shares of our common stock outstanding to, at all times, equal the number of OP units owned by us.  OP units not held by us are held by third-parties, including certain directors, executive officers and other members of management.  OP units held by third parties may be tendered for redemption to the Operating Partnership for cash; we, at our option, may assume that obligation and pay the holder either cash or shares of our common stock, on a one-for-one basis.  Because the number of shares of our outstanding common stock at all times equals the number of OP units owned by us, the redemption value of one OP unit is equivalent to the market value of one share of our common stock, and distributions to a unitholder is equal to dividends paid to a stockholder.  These units are reflected as “noncontrolling interests in Operating Partnership” on our consolidated balance sheet at December 31, 2014, and are recorded at their redemption value. Changes in the value, from period to period, are charged to “additional paid-in-capital.”

9.	Variable Interest Entities

As of December 31, 2014, we held variable interests in PGRESS-A, PGRESS-H, Residential Fund Feeder and Fund VII-H which were determined to be VIEs. As of December 31, 2013, Paramount Predecessor held variable interests in Fund IV Cayman, Fund V Cayman, PGRESS-A and PGRESS-H which were determined to be VIEs. We are required to consolidate our interests in these entities because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity. The table below summarizes the assets and liabilities of these entities. The liabilities are secured only by the assets of the entities, and are non-recourse to us.

	The Company	The Predecessor
	As of December 31,
(Amounts in thousands)	2014	2013
Investments, at fair value	$17,136	$74,044
Investments, at cost	63,550	-
Cash and restricted cash	4,976	22,837
Other assets, net	-	238
Total VIE assets	$85,662	$97,119

Loans payable to non-controlling interests	$42,195	$-
Preferred equity obligation	-	10,297
Other liabilities	131	383
Total VIE liabilities	$42,326	$10,680

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

10.	Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) marketable securities (which represent the assets in our deferred compensation plan for which there is a corresponding liability on our consolidated balance sheets) and (iii) interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at December 31, 2014 and December 31, 2013, respectively.

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$183,216	$-	$-	$183,216
Investments in Alternative Investment Funds	140,171			140,171
Total real estate fund investments	323,387	-	-	323,387
Marketable securities	20,159	20,159	-	-
Total assets	$343,546	$20,159	$-	$323,387

Interest rate swap liabilities	$194,196	-	$194,196	-
Total liabilities	$194,196	$-	$194,196	$-

	As of December 31, 2013
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$2,081,259	$-	$-	$2,081,259
Investments in Alternative Investment Funds	77,630			77,630
Total real estate fund investments	2,158,889	-	-	2,158,889
Marketable securities	26,065	26,065	-	-
Interest rate swap assets (included in Other assets)	1,325	-	1,325	-
Total assets	$2,186,279	$26,065	$1,325	$2,158,889

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Property Funds

At December 31, 2014, the Property Funds had three investments. These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 10.0 years. Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs. The fair value of each property is calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment is calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Discount rates	6.50%-7.25%	6.83%	6.75% - 7.50%	7.01%
Terminal capitalization rates	5.50 - 6.00%	5.72%	5.00% - 6.50%	5.32%

The above inputs are subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and terminal capitalization rates result in increases, or decreases, in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Alternative Investment Funds

At December 31, 2014, Alternative Investment Funds had investments in a mezzanine loan and preferred equity. These instruments are classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. The balances are updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments include credit spreads and preferred returns.  Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Credit spreads	n/a	n/a	4.75% - 4.75%	4.75%
Preferred return	8.50% - 14.00%	11.07%	10.96% - 14.00%	13.27%

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, for the years ended December 31, 2014 and 2013.

	Real Estate Fund Investments
	for the Year Ended December 31,
(Amounts in thousands)	2014	2013
Beginning balance	$2,158,889	$1,840,272
Purchases / Additions	258,677	43,714
Sales / Transfer of assets	(2,222,176)	(57,150)
Net realized gains	32,954	9,877
Net unrealized gains	95,043	322,176
Ending Balance	$323,387	$2,158,889

Interest Rate Swaps

Interest rate swaps are valued by a third-party specialist, based on a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The interest rate swaps are classified as Level 2 in the valuations hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets  not measured at fair value on the consolidated balance sheets consist of cash equivalents, and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include mortgages and notes payable, credit facility and preferred equity obligations. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments are classified as Level 2.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the carrying amounts and fair value of these financial instruments as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$401,215	$401,215	$-	$-
Total Assets	$401,215	$401,215	$-	$-

	As of December 31, 2014		As of December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and notes payable	$2,852,287	$2,796,842	$499,859	$452,053
Preferred equity obligation	-	-	109,650	113,945
Total Liabilities	$2,852,287	$2,796,842	$609,509	$565,998

11.	Leases

We lease office, retail and storage space to tenants under operating leases.  These leases provide for the payment of fixed minimum rents over the terms of the respective lease and generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs.

The following is a schedule of future minimum rents under non-cancelable operating leases as of December 31, 2014.

(Amounts in thousands)
2015	$495,736
2016	475,422
2017	443,245
2018	425,140
2019	408,102

12.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company	The Predecessor
	Period from	Period from
	November 24, 2014	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to December 31, 2014	to November 23, 2014	2013	2012
Fee income
Property management fees	$587	$15,599	$15,641	$14,712
Acquisition and disposition fees	510	25,038	2,785	5,462
Construction fees	58	5,718	6,937	2,513
Other fees	21	2,743	1,063	287
Total fee income	1,176	49,098	26,426	22,974
Other income	1,629	-	-	-
Total fee and other income	$2,805	$49,098	$26,426	$22,974

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

13.	Interest and Other Income

The following table sets forth the details of interest and other income.

	The Company	The Predecessor
	Period from	Period from
	November 24, 2014	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to December 31, 2014	to November 23, 2014	2013	2012
Mark-to-market of investments in our deferred compensation plans (1)	$(321)	$1,706	$5,532	$2,071
Interest and other income	142	773	3,875	2,360
	$(179)	$2,479	$9,407	$4,431

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expense.

14.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	The Company		The Predecessor
	Period from		Period from
	November 24, 2014		January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to December 31, 2014		to November 23, 2014	2013	2012
Interest and debt expense	$43,503	(1)	$28,196	$29,373	$36,908
Amortization of deferred financing costs	240		389	434	434
	$43,743		$28,585	$29,807	$37,342

(1)	Includes 25,717,000 of defeasance and debt breakage costs from the repayment of debt that was assumed in connection with the Formation Transactions.

15.	Acquisition, Transaction and Formation Related Costs

The following table sets forth the details of acquisition, transaction and formation related costs.

The Company
Period from
November 24, 2014
(Amounts in thousands)	to December 31, 2014
Founders Grants	$71,000
Transfer taxes	51,306
Accounting, legal and other professional fees	21,131
$143,437

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

16.	Incentive Compensation

Stock Based Compensation

In November 2014, we adopted our 2014 Equity Incentive Plan (the “Plan”), under which we expect to grant future cash and equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined.  “Full value awards” are awards such as restricted stock or long-term incentive plan (“LTIP”) units that do not require the payment of an exercise price.  “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price. Concurrently with the closing of the Offering, we granted our executive officers, non-employee directors and other employees 1,500,000 options, 885,713 LTIP units, and 5,714 shares or restricted stock pursuant to the Plan.  These awards are subject to time-based vesting (as more fully described below).  As of December 31, 2014, we have approximately 15,501,430 shares available for future grants under the Plan, if all awards granted are full value awards, as defined.

In addition, we granted our executive officers and other employees 4,057,143 LTIP units as one-time founders’ grants (the “Founders Grant”).  These one-time grants were made in recognition of services our executive officers and employees provided to us in connection with the Offering and to create alignment with our stockholders. The Founders Grant was made outside of the Plan and was not subject to vesting; accordingly we expensed $71,000,000 on the date of grant, which is included as a component of “acquisition, transaction and formation related costs” on our consolidated statement of income.

In the period from November 24, 2014 to December 31, 2014, we recognized an aggregate of $391,000, of stock-based compensation expense, which is included as a component of “general and administrative” expenses on our consolidated statement of income.  The details of the various components of our stock-based compensation are discussed below.

Stock Options

In connection with the Offering, we granted certain of our executive officers and other employees an aggregate of 1,500,000 stock options.  The stock options had a grant-date fair value of $5,085,000, vest over five years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  In the period from November 24, 2014 to December 31, 2014, we recognized $79,000 of compensation expense related to stock options.  As of December 31, 2014, there was $5,006,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.9 years. Below is a summary of our stock option activity for the period from November 24, 2014 to December 31, 2014.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Granted	1,500,000	$17.50
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2014	1,500,000	$17.50	9.9	$1,635,000
Options vested and expected to vest at December 31, 2014	1,395,000	$17.50	9.9	$1,521,000
Options exercisable at December 31, 2014	-	$-	-	$-

The fair value of stock options granted in the year ended December 31, 2014 was $3.39 per stock option.  The fair value of the option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants in period from November 24, 2014 to December 31, 2014.

December 31,2014
Expected volatility	23.0%
Expected life	6.5 years
Risk free interest rate	2.1%
Expected dividend yield	2.3%

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

 LTIP Units

In connection with the Offering, we granted our executive officers, non-employee directors and other employees an aggregate of 885,713 LTIP units. The LTIP units had a grant-date fair value of $14,700,000, vest over five years and are subject to a taxable book-up event, as defined. Compensation expense related to LTIP unit awards is recognized on a straight-line basis over the vesting period.  In the period from November 24, 2014 to December 31, 2014, we recognized $296,000 of compensation expense related to LTIP units.  As of December 31, 2014, there was $13,406,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 4.9 years. Below is a summary of LTIP unit activity under the Plan for the period from November 24, 2014 to December 31, 2014.

	Units	Weighted-Average Grant-Date Fair Value
Granted	885,713	$16.60
Exercised	-	-
Cancelled or expired	-	-
Unvested at December 31, 2014	885,713	$16.60

Restricted Stock

In connection with the Offering, we granted a non-employee director 5,714 shares of restricted stock.  The restricted stock had a grant-date fair value of $100,000, vests at the next annual meeting and is being recognized into expense on a straight-line basis over the vesting period.  In the period from November 24, 2014 to December 31, 2014, we recognized $16,000 of compensation expense related to restricted stock.

Deferred Compensation

Our Predecessor offered a deferred compensation program to certain management employees. Our Predecessor had established a plan in 1993 (the “1993 Plan”) and a plan in 1999 (the “1999 Plan”). Participants of the deferred compensation plan were permitted to defer certain percentages of their compensation, as defined. The assets of the deferred compensation plan remain the sole property of the Company and are subject to the claims of its general creditors.  The assets of the deferred compensation plans are included in “marketable securities” and “restricted cash,” with an offsetting liability included in “other liabilities” on our consolidated balance sheets.  The 1993 Plan had a balance of $28,148,000 and $25,134,000 as of December 31, 2014 and 2013, respectively. The 1999 Plan had a balance of $2,209,000 at December 31, 2013. In connection with the Formation Transactions, we assumed the 1993 Plan and liquidated the 1999 Plan and distributed the consideration to its participants.

Income from the mark-to-market of investments in our deferred compensation plan are included in “interest and other income” and this amount in entirely offset by expense from the mark-to-market of plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

Profit Sharing Arrangements

Our Predecessor offered certain management employees an opportunity to co-invest in the Funds through profit sharing arrangements. Pursuant to the management company operating agreement, these employees were entitled to 20% of the fee income and a 50% share of net profit and loss attributable to the general partner of the Funds. The portion allocated to these employees is included as “profit sharing compensation payable” on our Predecessors’ combined consolidated balance sheets and as “profit sharing compensation” on our Predecessors’ combined consolidated statements of income.  Upon completion of the Offering, such profit sharing arrangements ended and the related liability was settled by issuing common units to such employees in connection with the Formation Transactions.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

17.	Income Taxes

We believe that we have operated and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2014.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes.

We intend to treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $189,000 for the period from November 24, 2014 to December 31, 2014 and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

The following table reconciles net income attributable to Paramount Group, Inc. to estimated taxable income for the period from November 24, 2014 to December 31, 2014.

Period from
November 24, 2014
(Amounts in thousands)	to December 31, 2014
Net income attributable to Paramount Group, Inc.	$57,308
Book to tax differences:
Straight-line and prepaid rents	6,927
Depreciation and amortization	11,691
Stock and unit based compensation	57,740
Gain on consolidation of a partially owned entity	(192,891)
Swap breakage costs	(11,316)
Earnings of partially owned entities	(5,347)
Other, net	14,000
Estimated taxable loss	$(61,888)

The companies included in our Predecessor’s combined consolidated financial statements operated in the U.S. as partnerships or corporations for U.S. federal income tax purposes.  Our Predecessor, which owned the general partners of the Funds and consolidated them, was a corporate entity that was subject to federal, state, and local corporate income taxes at the entity level for their share of the profits and losses of the underlying investments.  Our Predecessor accounted for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current and deferred tax liabilities are recorded within accounts and other payables in the combined consolidated balance sheet.  Below is a summary of the components of deferred tax liabilities.

(Amounts in thousands)	For the year ended December 31, 2013
Investment in partnerships/real estate	$175,438
Basis adjustments	31,981
Deferred compensation	(9,886)
Net operating losses & carryovers	(9,158)
Valuation allowance	1,710
Other, net	(491)
Total deferred tax liabilities	$189,594

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the Formation Transactions, the assets of the partnerships held by our Predecessor were contributed to the Operating Partnership, whose parent and sole general partner was the newly formed REIT. Since a REIT is effectively a non-taxable pass-through entity due to the allowance of a dividends paid deduction for US federal income tax purposes, our Predecessor’s deferred tax assets and liabilities associated with these partnerships no longer existed. Therefore, our Predecessor’s deferred tax amounts were reversed as an adjustment to equity and is reflected as “deemed contributions” in our Predecessors consolidated statement of changes in equity.

The following table summarizes our Predecessor’s tax position.

	Period from
	January 1, 2014	For the year ended December 31,
(Amounts in thousands)	to November 23, 2014	2013	2012
Income before income taxes	$127,859	$313,868	$146,722
Total provision for income taxes	18,461	11,029	6,984
Effective income tax rate	14.4%	3.5%	4.8%

The following table reconciles our Predecessor’s provision for income taxes to the U.S. federal statutory tax rate.

	Period from
	January 1, 2014	For the year ended December 31,
	to November 23, 2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Income passed through to common unitholders and noncontrolling interests(1)	(24.1%)	(31.6%)	(31.8%)
State and local income taxes	5.5%	0.8%	1.1%
Other	(2.0%)	(0.7%)	0.5%
Effective income tax rate (2)	14.4%	3.5%	4.8%

(1)	Includes income that is not taxable to the Predecessor. Such income is directly taxable to the Predecessor’s unitholders and the noncontrolling interests.
(2)	The effective tax rate is calculated on income (loss) before income taxes

18.	Earnings Per Share

The following table provides a reconciliation of net income and the number of common shares used in the computation of basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our employee stock options and restricted stock.

The Company
Period from
November 24, 2014
(Amounts in thousands, except per share amounts)	to December 31, 2014
Numerator:
Net income attributable to Paramount Group, Inc. - basic and diluted	$57,308
Denominator:
Denominator for basic income per share - weighted average shares	212,107
Effect of dilutive employee stock options and restricted share awards (1)	1
Denominator for diluted income per share - weighted average shares	212,108

Income per share - basic and dilluted	$0.27

(1)  The effect of dilutive securities excludes an aggregate of 53,043 weighted average share equivalents as their effect was anti-dilutive.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

19.   Summary of Quarterly Results (unaudited)

The quarterly results of operations of our company and our Predecessor for the years ended December 31, 2014 and 2013 are as follows:

		Net (Loss) Income	Net Income
		attributable to	attributable to	Net Income Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	the Predecessor	the Company	Basic	Diluted
The Company:
November 24, 2014 to December 31, 2014	$66,135	$-	$57,308	$0.27	$0.27

The Predecessor:
October 1, 2014 to November 23, 2014	$36,043	$(968)
September 30, 2014	71,392	12,904
June 30, 2014	58,328	5,178
March 31, 2014	61,626	4,396

December 31, 2013	$225,890	$7,743
September 30, 2013	28,395	3,306
June 30, 2013	135,032	4,075
March 31, 2013	30,573	1,390

20.	Related Party

Employee Loan

At December 31, 2013, we had a $3,000,000 loan receivable from an employee.  The loan was made by our Predecessor. On November 21, 2014, the loan was repaid.

Due to Affiliates

Includes a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity owned by Maren Otto, Katharina Otto-Bernstein and Alexander Otto, and a $2,799,000 million note payable to a different entity owned by members of the Otto family, both of which were made in lieu of certain cash distributions prior to the completion of the Formation Transactions.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

21.	Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry to insure against liability claims and related defense costs. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties, which insure fee title to our real properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. In addition, for properties we may self-insure certain portions of our insurance program, and therefore, use our own funds to satisfy those limits, when applicable. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2014, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our partner in the joint venture that owns 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after the four-year anniversary of the sale of its interest in 718 Fifth Avenue upon 12 months written notice with the actual purchase occurring no earlier than the five-year anniversary of the sale of its interest in 718 Fifth Avenue. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property that will be held by our joint venture partner following the sale of its interest to our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

22.	Segments Disclosure

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, post the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based, in part, on our method of internal reporting.

The following tables provide selected results for each reportable segment for the years ended December 31, 2014, 2013 and 2012.

	Period from November 24, 2014 to December 31, 2014
	Owned
(Amounts in thousands)	Properties	Other	Total
Income Statement data:
Revenues
Rental income	$57,169	$296	$57,465
Tenant reimbursement income	5,865	-	5,865
Fee and other income	1,629	1,176	2,805
Total revenues	64,663	1,472	66,135
Total expenses	61,091	1,608	62,699
Operating income	3,572	(136)	3,436
Income from real estate fund investments	-	1,412	1,412
Income from partially owned entities	938	-	938
Unrealized gain on interest rate swaps	15,084	-	15,084
Interest and other income (loss), net	30	(209)	(179)
Interest and debt expense	(41,633)	(2,110)	(43,743)
Acquisition, transaction and formation related costs	-	(143,437)	(143,437)
Gain on consolidation of a partially owned entity	-	239,716	239,716
Net (loss) income before income taxes	(22,009)	95,236	73,227
Income tax expense	(475)	(30)	(505)
Net (loss) income	$(22,484)	$95,206	$72,722

Balance Sheet data:
Total assets	$8,345,966	$684,475	$9,030,441
Total liabilities	3,350,798	124,690	3,475,488
Total equity	$4,995,168	$559,785	$5,554,953

Net Operating Income ("NOI")
Net (loss) income	$(22,484)	$95,206	$72,722
Add:
Depreciation and amortization expense	34,378	103	34,481
General and administrative expenses	91	2,116	2,207
Interest and debt expense	41,633	2,110	43,743
Acquisition, transaction and formation related costs	-	143,437	143,437
Income tax expense	475	30	505
NOI from partially owned entities	1,680	-	1,680
Less:
Income from partially owned entities	(938)	-	(938)
Fee income	-	(1,176)	(1,176)
Unrealized gains on interest rate swaps	(15,084)	-	(15,084)
Interest and other income (loss), net	(30)	209	179
Gain on consolidation of a partially owned entity	-	(239,716)	(239,716)
Net operating income	$39,721	$2,319	$42,040

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Our Predecessor historically operated an integrated business that currently consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds, and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment

	Period from January 1, 2014 to November 23, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$27,774	$2,434	$-	$-	$30,208
Tenant reimbursement income	1,646	-	-	-	1,646
Distributions from real estate fund investments	-	17,083	-	-	17,083
Realized and unrealized gains, net	-	129,354	-	-	129,354
Fee and other income	-	-	74,686	(25,588)	49,098
Total revenues	29,420	148,871	74,686	(25,588)	227,389
Total expenses	20,553	27,995	54,032	(25,588)	76,992
Operating income	8,867	120,876	20,654	-	150,397
Income from partially owned entities	4,241	-	48,683	(48,683)	4,241
Unrealized loss on interest rate swaps	-	(673)	-	-	(673)
Interest and other income, net	2,004	388	87	-	2,479
Interest and debt expense	(11,157)	(17,323)	(105)	-	(28,585)
Net income before income taxes	3,955	103,268	69,319	(48,683)	127,859
Income tax expense	-	-	(18,461)	-	(18,461)
Net income (loss)	3,955	103,268	50,858	(48,683)	109,398
Net income attributable to noncontrolling interests	-	(87,888)	-	-	(87,888)
Net income (loss) attributable to the Predecessor	$3,955	$15,380	$50,858	$(48,683)	$21,510

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2013
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$30,406	$-	$-	$-	$30,406
Tenant reimbursement income	1,821	-	-	-	1,821
Distributions from real estate fund investments	-	29,184	-	-	29,184
Realized and unrealized gains, net	-	332,053	-	-	332,053
Fee and other income	-	-	54,298	(27,872)	26,426
Total revenues	32,227	361,237	54,298	(27,872)	419,890
Total expenses	26,369	29,417	60,385	(27,872)	88,299
Operating income (loss)	5,858	331,820	(6,087)	-	331,591
Income from partially owned entities	1,062	-	74,695	(74,695)	1,062
Unrealized gain on interest rate swaps	-	1,615	-	-	1,615
Interest and other income, net	5,891	1,152	2,364	-	9,407
Interest and debt expense	(12,443)	(17,219)	(145)	-	(29,807)
Net income before income taxes	368	317,368	70,827	(74,695)	313,868
Income tax expense	-	-	(11,029)	-	(11,029)
Net income	368	317,368	59,798	(74,695)	302,839
Net income attributable to noncontrolling interests	-	(286,325)	-	-	(286,325)
Net income attributable to the Predecessor	$368	$31,043	$59,798	$(74,695)	$16,514

Balance Sheet data:
Total assets	$552,474	$2,329,153	$373,173	$(332,109)	$2,922,691
Total liabilities	350,884	508,481	96,596	(58,714)	897,247
Total equity	$201,590	$1,820,672	$276,577	$(273,395)	$2,025,444

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2012
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$29,773	$-	$-	$-	$29,773
Tenant reimbursement income	1,543	-	-	-	1,543
Distributions from real estate fund investments	-	31,326	-	-	31,326
Realized and unrealized gains, net	-	157,199	4,000	-	161,199
Fee and other income	-	-	50,148	(27,174)	22,974
Total revenues	31,316	188,525	54,148	(27,174)	246,815
Total expenses	22,206	27,275	55,489	(26,967)	78,003
Operating income (loss)	9,110	161,250	(1,341)	(207)	168,812
Income from partially owned entities	3,852	-	57,587	(57,587)	3,852
Unrealized gain on interest rate swaps	-	6,969	-	-	6,969
Interest and other income, net	3,472	113	846	-	4,431
Interest and debt expense	(11,704)	(25,599)	(39)	-	(37,342)
Net income before income taxes	4,730	$142,733	$57,053	$(57,794)	$146,722
Income tax expense	-	-	(6,984)	-	(6,984)
Net income	4,730	142,733	50,069	(57,794)	139,738
Net income attributable to noncontrolling interests	-	(137,443)	-	-	(137,443)
Net income attributable to the Predecessor	$4,730	$5,290	$50,069	$(57,794)	$2,295

Balance Sheet data:
Total assets	$671,124	$1,917,245	$307,933	$(284,575)	$2,611,727
Total liabilities	347,300	500,512	78,106	(52,417)	873,501
Total equity	$323,824	$1,416,733	$229,827	$(232,158)	$1,738,226

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2014, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (which is scheduled to be held on May 21, 2015), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this report
1.	The combined consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K
i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012	114
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014, 2013 and 2012	115

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 118 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	accounts	at End
(Amounts in thousands)	of Year	Operations	Written-off	of Year
For the period from November 24, 2014
to December 31, 2014
Allowance for doubtful accounts	$257	$76	$-	$333

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
												Life on which
												depreciation
				Costs capitalized		Gross amount at which			Accumulated			in latest
(Amounts in thousands)		Initial cost to company		subsequent to acquisition		carried at close of period			depreciation			income
			Building and		Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$926,260	$502,846	$1,398,341	$-	$171	$502,846	$1,398,512	$1,901,358	$(4,327)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	-	406,039	1,051,697	-	575	406,039	1,052,272	1,458,311	(3,198)	1963	11/2014	5 to 40 Years
31 West 52nd Street	413,490	221,318	604,994	-	690	221,318	605,684	827,002	(1,778)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	609	174,688	371,162	545,850	(1,318)	1989	11/2014	5 to 40 Years
900 Third Avenue	274,337	103,741	296,031	-	465	103,741	296,496	400,237	(1,007)	1983	11/2014	5 to 40 Years
Total New York	1,614,087	1,408,632	3,721,616	-	2,510	1,408,632	3,724,126	5,132,758	(11,628)

425 Eye Street	-	93,669	98,088	-	586	93,669	98,674	192,343	(372)	1973	11/2014	5 to 40 Years
Liberty Place	84,000	46,401	96,422	-	669	46,401	97,091	143,492	(308)	1993	11/2014	5 to 40 Years
1899 Pennsylvania Avenue	90,489	52,568	94,874	-	80	52,568	94,954	147,522	(287)	1915	11/2014	5 to 40 Years
2099 Pennsylvania Avenue	-	50,631	103,992	-	1,781	50,631	105,773	156,404	(327)	2001	11/2014	5 to 40 Years
Waterview	210,000	78,300	297,669	-	36,434	78,300	334,103	412,403	(64,209)	2007	05/2007	5 to 40 Years
Total Washington, D.C.	384,489	321,569	691,045	-	39,550	321,569	730,595	1,052,164	(65,503)

One Market Plaza	853,711	288,744	988,014	-	2,419	288,744	990,433	1,279,177	(3,117)	1976	11/2014	5 to 40 Years
Total California	853,711	288,744	988,014	-	2,419	288,744	990,433	1,279,177	(3,117)

Residential Development Fund ("75 Howard")	-	23,126	41,524	-	1,437	23,126	42,961	66,087	(802)		03/2014	5 to 40 Years
Other	-	-	-	-	53	-	53	53	-		11/2014	5 to 40 Years

Total	$2,852,287	$2,042,071	$5,442,199	$-	$45,969	$2,042,071	$5,488,168	$7,530,239	$(81,050)
______________________

(6)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $2.6 billion lower than the net amount reported for financial statement purposes.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Rental Property
Balance at beginning of period	$414,998	$414,855	$416,864
Acquisitions	64,650	-	-
Acquisition of properties in connection
with the Formation Transactions	7,043,650	-	-
Additions during the period:
Land	-	-	-
Buildings and improvements	9,676	147	188
Assets sold and written-off	(2,735)	(4)	(2,197)
Balance at end of period	$7,530,239	$414,998	$414,855

Accumulated Depreciation
Balance at beginning of period	$57,689	$48,425	$39,637
Additions charged to expense	26,096	9,268	8,788
Accumulated depreciation on
assets sold and written-off	(2,735)	(4)	-
Balance at end of period	$81,050	$57,689	$48,425

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	March 19, 2015	By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President
(Albert Behler)

Date:	March 19, 2015	By:	/s/ David Spence	Executive Vice President, Chief Financial Officer and Treasurer
(David Spence)

Date:	March 19, 2015	By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer
(Wilbur Paes)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	March 19, 2015
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ David Spence	Executive Vice President, Chief Financial Officer and Treasurer	March 19, 2015
	(David Spence)	(Principal Financial Officer)

By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer	March 19, 2015
	(Wilbur Paes)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	March 19, 2015
(Thomas Armbrust)

By:	/s/ Dan Emmett	Director	March 19, 2015
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	March 19, 2015
(Lizanne Galbreath)

By:	/s/ Peter Linneman	Director	March 19, 2015
(Peter Linneman)

By:	/s/ David O’Connor	Director	March 19, 2015
(David O’Connor)

By:	/s/ Katharina Otto-Bernstein	Director	March 19, 2015
(Katharina Otto-Bernstein)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of Paramount Group, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 14, 2014.

3.2*	Amended and Restated Bylaws of Paramount Group, Inc.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.1

Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of November 21, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.2

Registration Rights Agreement by and among Paramount Group, Inc. and the holders named therein, dated November 6, 2014, incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.3

Registration Rights Agreement among Paramount Group, Inc. and the persons named therein, dated November 6, 2014, incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.4

Stockholders Agreement between Paramount Group, Inc. and Maren Otto, Alexander Otto and Katharina Otto-Bernstein, dated November 6, 2014, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.5*†	2014 Equity Incentive Plan.

10.6

Form of Indemnification Agreement between Paramount Group, Inc. and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.7

Contribution Agreement by and among Paramount Group Real Estate Fund I, L.P., Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.7 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.8

Contribution Agreement by and among Paramount Group Real Estate Fund III, L.P., Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.9

Contribution Agreement by and among Paramount Group Real Estate Fund IV, L.P., Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.10

Contribution Agreement by and among PGREF IV Parallel Fund Sub US, LP, Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.11

Transfer Agreement by and among Paramount Group Real Estate Fund V (Core), L.P., Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.12

Contribution Agreement by and among PGREF V (Core) Parallel Fund Sub US, LP, Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.13

Contribution Agreement by and among Paramount Group Real Estate Fund V (CIP), L.P., Paramount Group Operating Partnership LP and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.14

Contribution Agreement by and among Arcade Rental Investments, Inc., Paramount Group, Inc. and the Stockholder of Arcade Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.15

Contribution Agreement by and among Arcade Rental Investments 2, Inc., Paramount Group, Inc. and the Stockholder of Arcade Rental Investments 2, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.15 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.16

Contribution Agreement by and among Marathon Rental Investments, Inc., Paramount Group, Inc. and the Stockholder of Marathon Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.17

Agreement and Plan of Merger by and among Cosmos Rental Investments, Inc., Paramount Group, Inc. and the Stockholder of Cosmos Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.18

Agreement and Plan of Merger by and among Paramount Group, Inc., a Delaware corporation, Paramount Group, Inc. and the Stockholders of Paramount Group, Inc., a Delaware corporation, dated as of November 6, 2014, incorporated by reference to Exhibit 10.18 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.19

Stock Purchase Agreement by and between Paramount Group, Inc. and the Stockholder of Forum Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.20

Stock Purchase Agreement by and among Paramount Group, Inc., the Stockholders of Imperial Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.21

Stock Purchase Agreement by and among Paramount Group, Inc., the Stockholders of Milton Rental Investments, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.21 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.22

Share Purchase Agreement, dated as of October 31, 2014, between Paramount Group, Inc. and WvF 718, L.P., incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.23

Share Purchase Agreement, dated as of November 6, 2014, between Paramount Group, Inc. and the individuals and entity listed therein, incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.24

Contribution Agreement by and between Albert Behler, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.25

Contribution Agreement by and between Jolanta Bott, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.25 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.26

Contribution Agreement by and between David Spence, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.26 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.27

Contribution Agreement by and between Daniel Lauer, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on

November 12, 2014.

10.28

Contribution Agreement by and between Vito Messina, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.29

Contribution Agreement by and between Ralph DiRuggiero, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.29 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.30

Contribution Agreement by and between Gage Johnson, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.30 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.31

Contribution Agreement by and between Theodore Koltis, Paramount Group Operating Partnership LP, and Paramount Group, Inc., dated as of November 6, 2014, incorporated by reference to Exhibit 10.31 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.32

Agreement and Plan of Merger by and among Paramount Group, Inc., WvF 1325, Inc., WvF 1325, L.P., US Real Estate Holding AG and WvF, L.P., dated as of October 31, 2014, incorporated by reference to Exhibit 10.32 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.33

Purchase and Sale Agreement of Ownership Interests in PGREF I Paramount Plaza, L.P., by and between BCSP 1633 Broadway, LLC, as Seller, and Paramount Development and Investment, Inc., as Purchaser, PGREF I Paramount Plaza GP, LLC and Paramount Group, Inc., a Delaware corporation, dated as of September 4, 2014, incorporated by reference to Exhibit 10.33 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.34

Purchase and Sale Agreement of Ownership Interests in PGREF V 1301 Sixth Holding LP, by and between PGREF V 1301 Sixth Investors I LP, as Seller, Paramount Development and Investment, Inc., as Purchaser, and PGREF V 1301 Sixth Investors GP LLC, dated as of July 23, 2014, incorporated by reference to Exhibit 10.34 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.35

First Amendment to Purchase and Sale Agreement by and among PGREF V 1301 Sixth Investors I LP, as Seller, Paramount Development and Investment, Inc., as Purchaser, PGREF V 1301 Sixth Investors GP LLC, Commonwealth Land Title Insurance Company and First American Title Insurance Company, dated as of September 26, 2014, incorporated by reference to Exhibit 10.35 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.36

Purchase Option Agreement for Purchase and Sale of Direct and Indirect Limited Partnership Interests in PGREF II 60 Wall Street Investors, L.P., by and between Paramount Development and Investment, Inc., and Paramount Group Real Estate Fund II, L.P. and Paramount Group Real Estate Fund III, L.P., dated as of June 27, 2014, incorporated by reference to Exhibit 10.36 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.37

Consent and Tag-Along Agreement among Paramount Development and Investment, Inc., SSF III 60 Wall JV LLC, Paramount Group Real Estate Fund II, L.P., PGREF II 60 Wall Investors GP, LLC and PGREF III Wall Street Investors, L.P., with respect to PGREF II 60 Wall Street Investors, L.P., dated as of June 27, 2014, incorporated by reference to Exhibit 10.37 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.38

Put Option Agreement among WvF 2 W. 56, Inc., WvF, Inc., WvF, L.P. and WvF 718, L.P., collectively, as optionee, and 712 Fifth Avenue, L.P., as optionor, dated as of September 10, 2014, incorporated by reference to Exhibit 10.38 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.39

Credit Agreement among Paramount Group Operating Partnership LP, as the Borrower, and Paramount Group, Inc. and certain subsidiaries of Paramount Group, Inc. from time to time party thereto, as Guarantors, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Syndication Agents, U.S. Bank National Association, as Documentation Agent, Bank of America, N.A., Morgan Stanley Bank, N.A., and Wells Fargo Bank, National

Association, as L/C Issuers, and the lenders from time to time party thereto, Bank of America Merrill Lynch, Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers And Joint Bookrunners, dated as of November 24, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.40†

Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of November 18, 2014, incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.41†

Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and David Spence, dated as of November 18, 2014, incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.42†

Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Jolanta Bott, dated as of November 18, 2014, incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.43†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.44†

The Paramount Group 2005 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.45

Waiver of Ownership Limits granted to The Otto Family by Paramount Group, Inc., dated as of November 18, 2014, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.46

Property Management Agreement, dated as of August 7, 2013, between CNBB Owner LLC and Paramount Group, Inc., a Delaware corporation, incorporated by reference to Exhibit 10.46 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.47

Lease, dated as of October 27, 2014, between Paramount Group, Inc., a Delaware corporation, as Agent for PGREF I 1633 Broadway Tower, L.P. (Landlord), and CNBB-RDF Holdings, LP (Tenant), incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.48

Agreement and Plan of Merger by and among Arcade Rental Investments LLC, Paramount Group, Inc. and the stockholder of Arcade Rental Investments LLC, dated as of November 24, 2014, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.49

Agreement and Plan of Merger by and among Arcade Rental Investments 2 LLC, Paramount Group, Inc. and the stockholder of Arcade Rental Investments 2 LLC, dated as of November 24, 2014, incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.50

Agreement and Plan of Merger by and among Marathon Rental Investments LLC, Paramount Group, Inc. and the stockholder of Marathon Rental Investments LLC, dated as of November 24, 2014, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.