Form 10-Q
period 2015-03-31
Paramount Group, Inc.
filed 2015-05-15
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

As of April 30, 2015, there were 212,106,718 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION - ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	The Company
ASSETS	March 31, 2015	December 31, 2014
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,503,475	5,488,168
	7,545,546	7,530,239
Accumulated depreciation and amortization	(121,165)	(81,050)
Rental property, net	7,424,381	7,449,189
Real estate fund investments at fair value	324,282	323,387
Investments in partially owned entities	6,370	5,749
Cash and cash equivalents	380,889	438,599
Restricted cash	53,864	55,728
Marketable securities	21,386	20,159
Deferred rent receivable	24,261	8,267
Accounts and other receivables, net of allowance of $333
in 2015 and 2014, respectively	12,863	7,692
Deferred charges, net of accumulated amortization of $11,853
and $10,859 in 2015 and 2014, respectively	43,713	39,165
Intangible assets, net of accumulated amortization of $57,397
and $20,509 in 2015 and 2014, respectively	629,021	669,385
Other assets	31,948	13,121
Total assets	$8,952,978	$9,030,441

LIABILITIES AND EQUITY
Mortgages and notes payable	$2,852,754	$2,852,287
Credit facility	-	-
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	43,188	42,195
Accounts payable and accrued expenses	78,282	93,472
Deferred income taxes	3,183	2,861
Interest rate swap liabilities	182,218	194,196
Intangible liabilities, net of accumulated amortization of $11,939
and $3,757 in 2015 and 2014, respectively	210,964	219,228
Other liabilities	45,742	43,950
Total liabilities	3,443,630	3,475,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 212,106,718 shares
in 2015 and 2014, respectively	2,122	2,122
Additional paid-in-capital	3,808,193	3,851,432
Retained earnings	19,058	57,308
Paramount Group, Inc. equity	3,829,373	3,910,862
Noncontrolling interests in:
Consolidated joint ventures and funds	685,176	685,888
Operating Partnership (51,543,993 units outstanding in 2015 and 2014, respectively)	994,799	958,203
Total equity	5,509,348	5,554,953
Total liabilities and equity	$8,952,978	$9,030,441

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

The Company
Three months ended
(Amounts in thousands, except share and per share amounts)	March 31, 2015
REVENUES:
Rental income	$143,243
Tenant reimbursement income	13,488
Fee and other income	4,495
Total revenues	161,226
EXPENSES:
Operating	61,884
Depreciation and amortization	73,583
General and administrative	12,613
Total expenses	148,080
Operating income	13,146
Income from real estate fund investments	5,221
Income from partially owned entities	975
Unrealized gains on interest rate swaps	11,978
Interest and other income, net	854
Interest and debt expense	(41,888)
Acquisition and transaction related costs	(1,139)
Net loss before income taxes	(10,853)
Income tax expense	(574)
Net loss	(11,427)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(668)
Operating Partnership	2,364
Net loss attributable to Paramount Group, Inc.	$(9,731)

LOSS PER COMMON SHARE - BASIC:
Loss per common share	$(0.05)
Weighted average shares outstanding	212,106,718

LOSS PER COMMON SHARE - DILUTED:
Loss per common share	$(0.05)
Weighted average shares outstanding	212,106,718

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

The Predecessor
Three months ended
(Amounts in thousands)	March 31, 2014
REVENUES:
Rental income	$7,813
Tenant reimbursement income	455
Distributions from real estate fund investments	6,503
Realized and unrealized gains, net	46,167
Fee and other income	5,182
Total revenues	66,120
EXPENSES:
Operating	3,539
Depreciation and amortization	2,667
General and administrative	8,085
Profit sharing compensation	4,794
Other	1,267
Total expenses	20,352
Operating income	45,768
Income from partially owned entities	1,132
Unrealized gains on interest rate swaps	158
Interest and other income, net	709
Interest and debt expense	(7,799)
Net income before income taxes	39,968
Income tax expense	(3,263)
Net income	36,705
Net income attributable to noncontrolling interests	(27,310)
Net income attributable to the Predecessor	$9,395

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling interests in
(Amounts in thousands)	Shares	Amount	Additional paid in capital	Retained Earnings	Predecessor Shareholders' Equity	Consolidated joint ventures and funds	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2013	-	$-	$-	$-	$321,769	$1,703,675	$-	$2,025,444
Net income	-	-	-	-	9,395	27,310	-	36,705
Contributions	-	-	-	-	399	77,929	-	78,328
Distributions	-	-	-	-	(22,671)	-	-	(22,671)
Balance as of March 31, 2014	-	$-	$-	$-	$308,892	$1,808,914	$-	$2,117,806

The Company
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$685,888	$958,203	$5,554,953
Net (loss) income	-	-	-	(9,731)	-	668	(2,364)	(11,427)
Dividends	-	-	-	(28,422)	-	-	(6,903)	(35,325)
Contributions from noncontrolling interest	-	-	-	-	-	2,430	-	2,430
Distributions to noncontrolling interests	-	-	-	-	-	(3,488)	-	(3,488)
Adjustments to carry common units at redemption value	-	-	(43,409)	-	-	-	43,409	-
Amortization of equity awards	-	-	581	-	-	-	2,454	3,035
Other	-	-	(411)	(97)	-	(322)	-	(830)
Balance as of March 31, 2015	212,107	$2,122	$3,808,193	$19,058	$-	$685,176	$994,799	$5,509,348

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Company	The Predecessor
	Three months ended March 31,
(Amounts in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(11,427)	$36,705
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	73,583	2,667
Unrealized gains on interest rate swaps	(11,978)	(158)
Straight-lining of rental income	(15,994)	45
Other non-cash adjustments	4,834	1,096
Realized and unrealized gains, net on real estate fund investments	(873)	(46,167)
Income from partially owned entities	(975)	(1,132)
Distributions of income from partially owned entities	353	167
Amortization of below-market leases, net	(890)	-
Amortization of deferred financing costs	584	108
Realized and unrealized gains from marketable securities	(672)	(584)
Changes in operating assets and liabilities:
Real estate fund investments	(22)	(157,687)
Accounts and other receivables	(5,171)	(1,055)
Deferred charges	(5,545)	-
Other assets	(19,657)	(3,983)
Accounts and other payables	(8,928)	(1,562)
Profit sharing payables	-	4,794
Deferred income taxes	322	6,396
Other liabilities	1,792	1,801
Net cash used in operating activities	(664)	(158,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of, and additions to, rental properties	(21,636)	(65,079)
Change in restricted cash	1,309	(2)
Distributions of capital from partially owned entities	1	84
Net cash used in investing activities	(20,326)	(64,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common shareholders and unitholders	(35,325)	-
Contributions from noncontrolling interests	2,430	77,929
Distributions to noncontrolling interests	(3,488)	-
Contributions from Predecessor shareholders	-	399
Distributions to Predecessor shareholders	-	(22,671)
Proceeds from loans payable to noncontrolling interests	-	39,075
Repayment of borrowings	(337)	-
Offering costs	-	(2,799)
Net cash (used in) provided by financing activities	(36,720)	91,933

Net decrease in cash and cash equivalents	(57,710)	(131,613)
Cash and cash equivalents at beginning of period	438,599	307,161
Cash and cash equivalents at end of period	$380,889	$175,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$37,186	$4,753
Cash payments for income taxes	$32	$1,183

NON-CASH TRANSACTIONS:
Adjustment to carry noncontrolling interests in the operating partnership at redemption value	$43,409	$-
(Purchases) sale of marketable securities	(555)	6,354
See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of March 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 94.6% leased and 91.3% occupied.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and the assets of the Property Funds, as defined, that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of March 31, 2015.

Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York, NY (See note 4, Investments in Partially Owned Entities).

Below is a summary of the 15 private equity real estate funds controlled by our Predecessor.

The following funds are collectively referred to herein as the “Property Funds”:

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following funds are collectively referred to herein as the “Alternative Investment Funds”:

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

•1899 Pennsylvania Avenue, Washington, D.C.

•2099 Pennsylvania Avenue, Washington, D.C.

•425 Eye Street, Washington, D.C.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and changes in the cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Our Predecessor’s combined financial statements included all the accounts of our Predecessor, including its interests in (i) the Funds, (ii) Waterview and (iii) the three partially-owned properties.  Our Predecessor evaluated each of the Funds pursuant to the control model of Accounting Standards Codification (“ASC”) 810-20, Consolidation—Control of Partnerships and Similar Entities and concluded that based on its rights and responsibilities as the sole managing member of the general partner it should consolidate each of the Funds.  With the exception of the Residential Fund, which is carried at historical cost, each of the Funds qualify as investment companies pursuant to Financial Services—Investment Companies (“ASC 946”); accordingly, the underlying real estate investments are carried at fair value, which was retained in consolidation by our Predecessor.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Segment Reporting

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, post the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based primarily on our method of internal reporting. Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Real Estate Fund Investments

Real estate fund investments that are presented at fair value on our consolidated balance sheets are comprised of (i) Property Funds and (ii) Alternative Investment Funds.

The Company

Below is a summary of the fair value of fund investments on our consolidated balance sheet.

(Amounts in thousands)	As of
Balance Sheet	March 31, 2015	December 31, 2014
Real Estate Fund Investments:
Property Funds	$182,610	$183,216
Alternative Investment Funds	141,672	140,171
Total	$324,282	$323,387

Below is a summary of the fair value of fund investments on our consolidated statement of income.

(Amounts in thousands)	Three months ended
Income Statement	March 31, 2015
Investment income	$4,495
Investment expenses	147
Net investment income	4,348
Net unrealized gains	873
Income from real estate fund investments	$5,221

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City, Washington, D.C. and San Francisco.  As of March 31, 2015, the Property Funds were comprised of (i) Fund II, (ii) Fund III, (iii) Fund VII and (iv) Fund VII-H.  The following is a summary of the investments of our Property Funds.

	As of March 31, 2015
	60 Wall Street	One Market Plaza		50 Beale Street
Fund II	46.3%	-		-
Fund III	16.0%	2.0%		-
Fund VII (1)	-	-		41.1%
Fund VII-H (1)	-	-		1.7%
Total Property Funds	62.3%	2.0%		42.8%
Other Investors	37.7%	98.0%	(2)	57.2%
Total	100.0%	100.0%		100.0%

(1)	As of March 31, 2015, Fund VII and Fund VII-H had an aggregate of $57.6 million of committed capital that had not yet been invested.
(2)	Includes a 49% direct ownership interest held by us.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of March 31, 2015, the Alternative Investment Funds were comprised of (i) PGRESS, (ii) PGRESS-H, (iii) PGRESS-A and (iv) Fund VIII, which had an aggregate of $434,000,000 of committed capital that had not yet been invested. The following is a summary of the investments of our Alternative Investment Funds.

(Amounts in thousands)%			Interest/		As of
Fund	Investment Type	Ownership	Dividend Rate	Initial Maturity	March 31, 2015	December 31, 2014
Fund VIII	Mezzanine Loan	2.1%	8.3%	Jan-2022	$46,750	$45,947
PGRESS Funds	Preferred Equity Investments	4.9% - 5.4%	10.3% - 15.0%	Sep-2015 - Feb-2019	94,922	94,224
					$141,672	$140,171

The Predecessor

Below is a summary of realized and unrealized gains from real estate fund investments on our consolidated statement of income.

(Amounts in thousands)	Three months ended
Income Statement	March 31, 2014
Realized gains on real estate fund investments	$-
Unrealized gains on real estate fund investments	46,167
Realized and unrealized gains, net	$46,167

Asset Management Fees

Our predecessor earned asset management fees from the Funds it managed. Asset management fees and expenses related to Funds included in the combined consolidated statement of income are eliminated in combination and consolidation. The limited partners’ share of such fees are reflected as a reduction of net income attributable to noncontrolling interests, which results in a corresponding increase in net income attributable to our Predecessor.

Below is a summary of the asset management fees earned by our Predecessor.

(Amounts in thousands)	Three months ended
Income Statement	March 31, 2014
Gross asset management fees	$7,410
Eliminated fees(1)	(390)
Net asset management fees	$7,020

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner interest in each of the Funds.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the income statements for the three months ended March 31, 2014 for each of the Property Funds’ underlying investments.

(Amounts in thousands)	Property Funds' underlying investments for the period ended March 31, 2014
Statement of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Rental income	$35,719	$8,782	$18,099	$26,610	$18,213	$2,039	$2,104	$33	$2,658
Tenant reimbursement income	2,817	763	1,189	2,116	388	621	1,140	2	744
Fee and other income	522	444	1,282	570	1,363	14	28	3	179
Total revenue	39,058	9,989	20,570	29,296	19,964	2,674	3,272	38	3,581

Building operating	13,611	4,045	5,743	12,680	7,165	1,082	1,257	1,080	1,514
Related party management fees	701	264	326	410	217	71	75	1	105
Operating	14,312	4,309	6,069	13,090	7,382	1,153	1,332	1,081	1,619
Depreciation and amortization	2,787	1,587	5,529	9,214	9,004	-	983	-	1,395
General and administrative	-	7	27	27	13	5	5	387	7
Total expenses	17,099	5,903	11,625	22,331	16,399	1,158	2,320	1,468	3,021
Operating income (loss)	21,959	4,086	8,945	6,965	3,565	1,516	952	(1,430)	560
Unrealized gain on interest rate swaps	7,280	1,766	2,602	3,253	6,915	-	-	-	-
Interest and debt expense	(12,731)	(3,657)	(5,505)	(15,170)	(13,738)	(945)	(1,128)	(828)	(1,219)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(30)	-	(10)	-
Net income (loss) before taxes	16,508	2,195	6,042	(4,952)	(3,258)	541	(176)	(2,268)	(659)
Income tax benefit (expense)	-	-	-	-	-	3	68	-	(2,339)
Net income (loss)	$16,508	$2,195	$6,042	$(4,952)	$(3,258)	$544	$(108)	$(2,268)	$(2,998)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.     Investments in Partially Owned Entities

The following table summarizes our investments in partially owned entities as of March 31, 2015 and December 31, 2014.

	Percentage
	ownership at	As of
(Amounts in thousands)	March 31, 2015	March 31, 2015	December 31, 2014
Investments:
712 Fifth Avenue	50.0%	$2,319	$1,697
Other (1)	9.5%	4,051	4,052
		$6,370	$5,749

(1)	Represents our interest in Oder-Center, a shopping center in Brandenburg, Germany.

The following table summarizes income from partially owned entities for the three months ended March 31, 2015 and 2014.

	Percentage	The Company	The Predecessor
	ownership at	Three months ended March 31,
(Amounts in thousands)	March 31, 2015	2015	2014
Our share of Net Income:
712 Fifth Avenue	50.0%	$940	$1,090
1325 Avenue of the Americas	n/a	-	42
900 Third Avenue (1)	n/a	-	-
Other (2)	9.5%	35	-
		$975	$1,132

(1)

As of March 31, 2014, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses were utilized.

(2)

We account for our interest in Oder-Center on a one quarter lag basis. The three months ended March 31, 2015 includes our share of income for the 38 day period during the fourth quarter ended December 31, 2014.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Intangible Assets and Liabilities

The following summarizes our identified intangible assets (primarily acquired above-market leases and acquired in-place leases) and liabilities (primarily acquired below-market leases) as of March 31, 2015 and December 31, 2014.

	As of
	March 31,	December 31,
(Amounts in thousands)	2015	2014
Intangible assets:
Gross amount	$686,418	$689,894
Accumulated amortization	(57,397)	(20,509)
	$629,021	$669,385
Intangible liabilities:
Gross amount	$222,903	$222,985
Accumulated amortization	(11,939)	(3,757)
	$210,964	$219,228

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $890,000 for the three months ended March 31, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$9,387
2017	7,791
2018	9,906
2019	9,328
2020	8,021

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $32,992,000 for the three months ended March 31, 2015. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$80,797
2017	56,388
2018	49,483
2019	45,147
2020	40,202

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Debt

The following is a summary of our outstanding debt.

				Balance at
(Amounts in thousands)	Maturity Date	Fixed/Variable Rate	Interest Rate at March 31, 2015	March 31, 2015	December 31, 2014
Mortgages and notes payable
1633 Broadway
	Dec-2016	Fixed	6.11%	$772,100	$772,100
	Dec-2016	Variable	1.56%	154,160	154,160
			5.35%	926,260	926,260
900 Third Avenue
	Nov-2017	Fixed	5.35%	255,000	255,000
	Nov-2017	Variable	1.76%	19,337	19,337
			5.09%	274,337	274,337
31 West 52nd Street (64.2% interest)
	Dec-2017	Fixed	5.74%	337,500	337,500
	Dec-2017	Variable	1.66%	75,990	75,990
			4.99%	413,490	413,490
One Market Plaza (49.0% interest)
	Dec-2019	Fixed	6.16%	840,000	840,000
	Dec-2019	Variable	5.00%	14,515	13,711
			6.14%	854,515	853,711
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	90,152	90,489
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total mortgages and notes payable			5.50%	$2,852,754	$2,852,287

     Revolving Credit Facility

As of March 31, 2015, there were no amounts outstanding under our senior unsecured revolving credit facility and $200,000,000 was reserved under a letter of credit.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.     Noncontrolling Interests

Consolidated Joint Ventures and Funds

Noncontrolling interests in consolidated joint ventures and funds consist of (i) equity interests in properties that are not wholly owned by us but are consolidated into our financial results because we exercise control over the entities that own such properties and (ii) equity interests in funds that are consolidated into our financial results because we are the sole general partner of such Funds.  As of March 31, 2015 and December 31, 2014, noncontrolling interests in consolidated joint ventures and funds on our consolidated balance sheets aggregated $685,176,000 and $685,888,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management.  Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  Accordingly, common units are recorded at their redemption value at the end of each reporting period.  Changes in the value from period to period are charged to “additional paid-in-capital” in our consolidated statements of changes in equity. As of March 31, 2015 and December 31, 2014, noncontrolling interests in the Operating Partnership on our consolidated balance sheets aggregated $994,799,000 and $958,203,000, respectively.

8.	Variable Interest Entities (“VIEs”)

As of March 31, 2015 and December 31, 2014, we held variable interests in PGRESS-A, PGRESS-H, Residential Fund Feeder and Fund VII-H which were determined to be VIEs. We are required to consolidate our interests in these entities because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity. The table below summarizes the assets and liabilities of these entities. The liabilities are secured only by the assets of the entities, and are non-recourse to us.

	Balance as of
(Amounts in thousands)	March 31, 2015	December 31, 2014
Investments, at fair value	$17,109	$17,136
Investments, at cost	63,542	63,550
Cash and restricted cash	4,823	4,976
Total VIE assets	$85,474	$85,662

Loans payable to non-controlling interests	$43,188	$42,195
Other liabilities	102	131
Total VIE liabilities	$43,290	$42,326

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Fair Value Measurements

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

Financial Assets and Liabilities measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) marketable securities (which represent the assets in our deferred compensation plan for which there is a corresponding liability on our consolidated balance sheets) and (iii) interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities by their levels in the fair value hierarchy at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3

Real estate fund investments:
Investments in Property Funds	$182,610	$-	$-	$182,610
Investments in Alternative Investment Funds	141,672	-	-	141,672
Total real estate fund investments	324,282	-	-	324,282
Marketable securities	21,386	21,386	-	-
Total assets	$345,668	$21,386	$-	$324,282

Interest rate swap liabilities	$182,218	-	$182,218	-
Total liabilities	$182,218	$-	$182,218	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$183,216	$-	$-	$183,216
Investments in Alternative Investment Funds	140,171	-	-	140,171
Total real estate fund investments	323,387	-	-	323,387
Marketable securities	20,159	20,159	-	-
Total assets	$343,546	$20,159	$-	$323,387

Interest rate swap liabilities	$194,196	-	$194,196	-
Total liabilities	$194,196	$-	$194,196	$-

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property Funds

At March 31, 2015, the Property Funds had three investments.  These investments are classified as Level 3. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 10.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property is calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment is calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Discount rates	6.50% - 7.25%	6.83%	6.50% - 7.25%	6.83%
Terminal capitalization rates	5.50% - 6.00%	5.72%	5.50% - 6.00%	5.72%

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

Alternative Investment Funds

At March 31, 2015, Alternative Investment Funds had investments in a mezzanine loan and preferred equity. These instruments are classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. The balances are updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments include credit spreads and preferred returns.  Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Preferred return	8.49% - 14.00%	11.06%	8.50% - 14.00%	11.07%

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, for the three months ended March 31, 2015 and 2014.

	Real Estate Fund Investments
	For the Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Beginning balance	$323,387	$2,158,889
Purchases	22	157,687
Net unrealized gains	873	46,167
Ending Balance	$324,282	$2,362,743

Interest Rate Swaps

Interest rate swaps are valued by a third-party specialist, based on a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The interest rate swaps are classified as Level 2 in the valuations hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on the consolidated balance sheets consist of cash equivalents, and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include mortgages and notes payable. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments are classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$313,951	$313,951	$401,215	$401,215
Total Assets	$313,951	$313,951	$401,215	$401,215

	As of March 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and notes payable	$2,852,754	$2,782,382	$2,852,287	$2,796,842
Total Liabilities	$2,852,754	$2,782,382	$2,852,287	$2,796,842

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company	The Predecessor
	Three months ended March 31,
(Amounts in thousands)	2015	2014
Fee income
Property management fees	$1,329	$3,956
Acquisition and disposition fees	-	1,038
Construction fees	61	188
Other fees	145	-
Total fee income	1,535	5,182
Other income	2,960	-
Total fee and other income	$4,495	$5,182

11.	Interest and Other Income

The following table sets forth the details of interest and other income.

	The Company	The Predecessor
	Three months ended March 31,
(Amounts in thousands)	2015	2014
Mark-to-market of investments in our deferred compensation plans (1)	$733	$584
Interest and other income	121	125
Total interest and other income	$854	$709

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expense.

12.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	The Company	The Predecessor
	Three months ended March 31,
(Amounts in thousands)	2015	2014
Interest and debt expense	$41,304	$7,691
Amortization of deferred financing costs	584	108
Total interest and debt expense	$41,888	$7,799

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Incentive Compensation

       Stock Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of March 31, 2015, we have 15,501,430 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.  Stock based compensation for the three months ended March 31, 2015 was $3,035,000, and includes $1,861,000 of expense related to the acceleration of vesting of the stock awards in connection with a separation agreement and release.

On April 1, 2015, the compensation committee (the “Compensation Committee”) of the board of directors approved the Company’s 2015 Performance Program (the “2015 Performance Program”), a multi-year performance-based equity compensation program. The purpose of the 2015 Performance Program is to further align the interests of the Company’s stockholders with that of management by encouraging the Company’s senior officers to create stockholder value in a “pay for performance” structure.  Under the 2015 Performance Program, participants may earn awards in the form of LTIP Units based on the Company’s total return to stockholders (“TRS”) over a three-year performance measurement period beginning on April 1, 2015 and continuing through March 31, 2018, on both an absolute basis and relative basis. One-half of the award is earned if the Company outperforms a predetermined absolute TRS and the other half is earned if the Company outperforms a predetermined relative TRS. Specifically, participants begin to earn awards under the 2015 Performance Program if the Company’s TRS for the performance measurement  period equals or exceeds 21% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 100 basis points on a relative basis, and awards will be fully earned if the Company’s TRS for the performance measurement period equals or exceeds 40% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 700 basis points on a relative basis. Participants will not earn any awards under the 2015 Performance Program if the Company’s TRS during the performance measurement period does not meet these minimum thresholds. The number of LTIP Units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive only one-tenth of the dividends otherwise payable to the Company’s stockholders with respect to their LTIP Units and the remaining dividends on their LTIP Units will accrue during the performance measurement period and will be paid to participants only if the LTIP Units are ultimately earned based on the achievement of the designated performance objectives.

If the designated performance objectives are achieved, awards earned under the 2015 Performance Program will also be subject to vesting based on continued employment with the Company through April 1, 2020, with 50% of each award vesting on the date the Compensation Committee determines the awards earned under the 2015 Performance Program following the conclusion of the performance period, and 25% vesting on each of April 1, 2019 and April 1, 2020.

       Deferred Compensation

In connection with the Formation Transactions, we assumed a deferred compensation plan (the “1993 Plan”) from our Predecessor. The 1993 Plan permits certain management employees to defer certain percentages of their compensation, as defined. The assets of the 1993 Plan remain the sole property of the Company and are subject to the claims of its general creditors.  The assets of the 1993 Plan are included in “marketable securities” and “restricted cash,” with an offsetting liability included in “other liabilities” on our consolidated balance sheets.  Income from the mark-to-market of investments in our deferred compensation plan are included in “interest and other income” and this amount is entirely offset by expense from the mark-to-market of plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

The 1993 Plan had a balance of $29,110,000 and $28,148,000 as of March 31, 2015 and December 31, 2014, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Earnings Per Share

The following table provides a summary of net income (loss) and the number of common shares used in the computation of basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted loss per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our employee stock options and restricted stock.

Three months ended
(Amounts in thousands, except per share amounts)	March 31, 2015
Numerator:
Net loss attributable to Paramount Group, Inc. - basic and diluted	$(9,731)

Denominator:
Denominator for basic loss per share - weighted average shares	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-
Denominator for diluted loss per share - weighted average shares	212,107

Loss per share - basic and diluted	$(0.05)

(1)  The effect of dilutive securities excludes an aggregate of 53,050 weighted average share equivalents as their effect was anti-dilutive.

15.	Related Party

Due to Affiliates

Includes a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity owned by Maren Otto, Katharina Otto-Bernstein and Alexander Otto, and a $2,799,000 million note payable to a different entity owned by members of the Otto family, both of which were made in lieu of certain cash distributions prior to the completion of the Formation Transactions. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Commitments and Contingencies

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2015, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Segments Disclosure

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

The following tables provide selected results for each reportable segment for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total
Income Statement data:
Revenues
Rental income	$142,477	$766	$143,243
Tenant reimbursement income	13,488	-	13,488
Fee and other income	2,955	1,540	4,495
Total revenues	158,920	2,306	161,226
Total expenses	135,651	12,429	148,080
Operating income	23,269	(10,123)	13,146
Income from real estate fund investments	-	5,221	5,221
Income from partially owned entities	940	35	975
Unrealized gains on interest rate swaps	11,978	-	11,978
Interest and other income, net	94	760	854
Interest and debt expense	(39,132)	(2,756)	(41,888)
Acquisition and transaction related costs	-	(1,139)	(1,139)
Net loss before income taxes	(2,851)	(8,002)	(10,853)
Income tax expense	(460)	(114)	(574)
Net loss	(3,311)	(8,116)	(11,427)
Add:
Depreciation and amortization expense	73,337	246	73,583
General and administrative expenses	42	12,571	12,613
Interest and debt expense	39,132	2,756	41,888
Acquisition and transaction related costs	-	1,139	1,139
Income tax expense	460	114	574
NOI from partially owned entities	3,736	45	3,781
Less:
Income from real estate fund investments	-	(5,221)	(5,221)
Income from partially owned entities	(940)	(35)	(975)
Fee income	-	(1,535)	(1,535)
Unrealized gains on interest rate swaps	(11,978)	-	(11,978)
Interest and other income, net	(94)	(760)	(854)
Net operating income	$100,384	$1,204	$101,588

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Our Predecessor historically operated an integrated business that currently consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds. In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

	For the three months ended March 31, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$7,651	$162	$-	$-	$7,813
Tenant reimbursement income	455	-	-	-	455
Distributions from real estate fund investments	-	6,503	-	-	6,503
Realized and unrealized gains, net	-	46,167	-	-	46,167
Fee and other income	-	-	13,773	(8,591)	5,182
Total revenues	8,106	52,832	13,773	(8,591)	66,120
Total expenses	6,825	10,526	11,592	(8,591)	20,352
Operating income	1,281	42,306	2,181	-	45,768
Income from partially owned entities	1,132	-	14,290	(14,290)	1,132
Unrealized gains on interest rate swaps	-	158	-	-	158
Interest and other income, net	663	46	-	-	709
Interest and debt expense	(3,785)	(4,014)	-	-	(7,799)
Net income before income taxes	(709)	38,496	16,471	(14,290)	39,968
Income tax expense	-	-	(3,263)	-	(3,263)
Net income (loss)	(709)	38,496	13,208	(14,290)	36,705
Net income attributable to noncontrolling interests	-	(27,310)	-	-	(27,310)
Net income (loss) attributable to the Predecessor	$(709)	$11,186	$13,208	$(14,290)	$9,395

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the combined consolidated financial statements of that of our Predecessor, including the related notes included therein.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

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
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2014, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of March 31, 2015.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and the assets of the Property Funds, as defined, that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

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

Financial Results – Quarter Ended March 31, 2015

Net loss attributable to Paramount was $9,731,000, or $0.05 per diluted share for the quarter ended March 31, 2015.

Core FFO attributable to Paramount was $38,963,000, or $0.18 per diluted share, for the quarter ended March 31, 2015.  Core FFO excludes the impact of (i) unrealized gains on interest rate swaps, including the Company’s pro rata share of such gains of a partially owned entity, (ii) acquisition and transaction related costs and (iii) severance costs. The aggregate of these items, net of amounts attributable to non-controlling interests, was $4,354,000, or $0.02 per diluted share. FFO attributable to Paramount, which includes the impact of these items, was $43,317,000, or $0.20 per diluted share, for the quarter ended March 31, 2015.

Portfolio Operations and Leasing Activity

As of March 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 94.6% leased and 91.3% occupied. During the first quarter we leased 155,828 square feet at a weighted average initial rent of $75.70 per square foot. This leasing activity, offset by lease expirations during the quarter, increased our leased portfolio wide occupancy to 94.6% as of March 31, 2015, up 70 basis points from December 31, 2014. Of the 155,828 square feet leased during the quarter, 23,730 square feet represent leases on second generation space (space that has been vacant for less than twelve months) for which we achieved a positive mark-to-market of 17.3% on a cash basis and 13.6% on a GAAP basis. The average lease term for leases signed during the first quarter was 14.3 years and tenant improvements and leasing commissions on these leases were $7.83 per square foot per annum, or 10.3% of initial rent.

The following table presents additional details on the leases signed during the quarter ended March 31, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	155,828	151,511	4,317	-
Pro rata share of total square feet leased:	154,288	149,971	4,317	-
Initial rent (1)	$75.70	$75.81	$72.00	$-
Weighted average lease term (years)	14.3	14.5	5.4	-

Tenant improvements and leasing commissions:
Per square foot	$111.61	$112.62	$76.40	$-
Per square foot per annum	$7.83	$7.76	$14.10	$-
Percentage of initial rent	10.3%	10.2%	19.6%	-

Rent concessions:
Average free rent period (in months)	13.5	13.7	5.0	-
Average free rent period per annum (in months)	0.9	0.9	0.9	-

Second generation space:
Square feet	23,730	19,413	4,317	-
Cash basis:
Initial rent (1)	$68.76	$68.03	$72.00	$-
Prior escalated rent (2)	$58.60	$56.37	$68.58	$-
Percentage increase	17.3%	20.7%	5.0%	-
GAAP basis:
Straight-line rent	$66.21	$63.91	$76.56	$-
Prior straight-line rent	$58.30	$56.06	$68.39	$-
Percentage increase	13.6%	14.0%	11.9%	-

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

       Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York, NY.

Below is a summary of the 15 private equity real estate funds controlled by our Predecessor.

The following funds are collectively referred to herein as the “Property Funds”:

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

The following funds are collectively referred to herein as the “Alternative Investment Funds”:

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

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment.

Recently Issued Accounting Literature

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

Results of Operations

The following pages summarize our consolidated results of operations for the three months ended March 31, 2015 and the combined consolidated historical results of operations of our Predecessor for the three months ended March 31, 2014.

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

Results of Operations – The Company – Three months ended March 31, 2015

Rental Income

Rental income was $143,243,000 for the three months ended March 31, 2015 and represents rental income from the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Tenant Reimbursement Income

Tenant reimbursement income was $13,488,000 for the three months ended March 31, 2015 and represents reimbursement income from tenants at the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Fee and Other Income

Fee and other income was $4,495,000 for the three months ended March 31, 2015 and is comprised of (i) $1,329,000 of property management fees, (ii) $206,000 of construction and other fees and (iii) $2,960,000 of other income (primarily tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses).

Operating Expenses

Operating expenses were $61,884,000 for the three months ended March 31, 2015 and represents the operating expenses of the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Depreciation and Amortization

Depreciation and amortization was $73,583,000 for the three months ended March 31, 2015 and represents depreciation and amortization on the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

General and Administrative Expenses

General and administrative expenses were $12,613,000 for the three months ended March 31, 2015. General and administrative expenses include $3,315,000 of severance costs and $733,000 of expense from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding increase in “interest and other income, net.” Excluding the impact of the severance costs and the mark-to-market of investments in our deferred compensation plan, general and administrative expenses were $8,565,000 for the three months ended March 31, 2015.

Income from Real Estate Fund Investments

Income from real estate fund investments was $5,221,000 for the three months ended March 31, 2015 and represents income from the remaining private equity real estate funds that we consolidate.

Income from Partially Owned Entities

Income from partially owned entities was $975,000 for the three months ended March 31, 2015 and primarily represents our 50% share of the equity in net earnings of 712 Fifth Avenue.

Unrealized Gains on Interest Rate Swaps

Unrealized gains on interest rate swaps was $11,978,000 for the three months ended March 31, 2015.

Interest and Other Income, net

Interest and other income, net was $854,000 for the three months ended March 31, 2015. This amount includes a gain of $733,000 from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding increase in “general and administrative” expenses and interest and other income of $121,000.

Interest and Debt Expense

Interest and debt expense was $41,888,000 for the three months ended March 31, 2015 and represents interest cost on the properties that we consolidate using historical cost accounting upon completion of the Offering and Formation Transactions. Interest and debt expense also includes $584,000 of amortization of deferred financing costs.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $1,139,000 for the three months ended March 31, 2015 and includes legal and professional fees related to potential acquisitions and capital raising.

Income Tax Expense

Income tax expense was $574,000 for the three months ended March 31, 2015. Certain services provided by us to our tenants and Funds are performed by subsidiary companies, which are subject to tax.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures and Funds

Net income attributable to noncontrolling interests in consolidated joint ventures and funds was $668,000 for the three months ended March 31, 2015 and represents net income attributable to the noncontrolling interests in our consolidated joint ventures: 31 West 52nd Street, One Market Plaza, and the private equity real estate funds that we consolidate.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $2,364,000 for the three months ended March 31, 2015 and represents net loss attributable to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor – Three months ended March 31, 2014

Rental Income

Rental income in the period for the three months ended March 31, 2014 represents rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $7,813,000 for the three months ended March 31, 2014.

Tenant Reimbursement Income

Tenant reimbursement income for the three months ended March 31, 2014 represents reimbursement income from tenants at Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Tenant reimbursement income was $455,000 for the three months ended March 31, 2014.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received from our private equity real estate funds and were $6,503,000 for the three months ended March 31, 2014.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net consist of the net realized and unrealized appreciation in the fair value of our private equity real estate fund investments. Realized and unrealized gains, net were $46,167,000, for the three months ended March 31, 2014.

Fee and Other Income

Fee and other income was $5,182,000, for the three months ended March 31, 2014 and is comprised of (i) $3,956,000 of property management fees, (ii) $1,038,000 of acquisition fees and (iii) $188,000 of construction fees.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $3,539,000 for the three months ended March 31, 2014.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2014 represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $2,667,000 for the three months ended March 31, 2014.

General and Administrative

General and administrative expenses were $8,085,000 for the three months ended March 31, 2014. General and administrative expenses include $584,000 of expense, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “interest and other income, net.” Excluding these amounts, general and administrative expenses were $7,501,000 for the three months ended March 31, 2014.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $4,794,000 for the three months ended March 31, 2014.

Other Expenses

Other expenses were $1,267,000 for the three months ended March 31, 2014. Other expenses include acquisition pursuit costs, fund formation costs and capital raising costs.

Income from Partially Owned Entities

Income from partially owned entities was $1,132,000 for the three months ended March 31, 2014 and is comprised of (i) $1,090,000 from our 50% share of the equity in net earnings of 712 Fifth Avenue and (ii) $42,000 from our 50% share of the equity in net earnings of 1325 Avenue of the Americas.

Unrealized Gains on Interest Rate Swaps

Unrealized gains on interest rate swaps was a gain of $158,000 for the three months ended March 31, 2014. These swaps relate to the debt of certain private equity real estate funds.

Interest and Other Income, net

Interest and other income was $709,000 for the three months ended March 31, 2014. Interest and other income includes $584,000 from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “general and administrative” expenses. Excluding these amounts, interest and other income was $125,000 for the three months ended March 31, 2014.

Interest and Debt Expense

Interest and debt expense included for the three months ended March 31, 2014 relates to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $7,799,000 for the three months ended March 31, 2014.

Income Tax Expense

Income tax expense was $3,263,000 for the three months ended March 31, 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests in consolidated joint ventures and funds was $27,310,000 for the three months ended March 31, 2014 and represents net income attributable to the noncontrolling interests of the private equity real estate funds.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our $1.0 billion senior unsecured revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to shareholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Revolving Credit Facility

As of March 31, 2015, there were no amounts outstanding under our senior unsecured revolving credit facility and $200 million was reserved under a letter of credit.

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

On February 27, 2015, we declared a regular quarterly cash dividend of $0.039 per share of common stock for the 38 day period in the fourth quarter ended December 31, 2014 during which we were a public company. The dividend was paid on March 27, 2015 to stockholders of record as of the close of business on March 11, 2015.

On February 27, 2015, we also declared a regular quarterly cash dividend of $0.095 per share of common stock for the first quarter ending March 31, 2015. The dividend was paid on March 30, 2015 to stockholders of record as of the close of business on March 12, 2015.

Capital Expenditures

During the three months ended March 31, 2015, we have expended $16,242,000 of capital expenditures associated with expenditures to maintain assets, tenant improvement allowances and leasing commissions and $5,394,000 in connection with development expenditures. The development expenditures primarily represent expenditures relating to the lobby and retail repositioning at One Market Plaza. Of the $25,000,000 budgeted for the One Market Plaza development expenditure, $9,175,000 has been expended as of March 31, 2015.

Off Balance Sheet Arrangements

As of March 31, 2015, we had a 50% interest in one unconsolidated joint venture (712 Fifth Avenue) that had $246.5 million of outstanding indebtedness, of which our share was $123.2 million. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2015, we believe we are in compliance with all of our covenants.

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

Cash Flows

As noted above, we no longer account for the assets that we acquired from the private equity real estate funds that our Predecessor controlled under investment company accounting. Instead, we account for these assets using either consolidated historical cost accounting or the equity method. Moving from investment company accounting to consolidated historical cost accounting or the equity method resulted in a significant change in the classification of our cash flows.  For example, the purchase and sale of underlying investments by our private equity real estate funds that utilize investment company accounting are treated as an operating activity and such purchases and sales are shown net of any related mortgage debt entered into upon acquisition or repaid upon sale. Purchases and sales that we engage in directly or through our consolidated subsidiaries other than these funds are treated as investing activities and any related mortgage debt entered into upon acquisition or repaid upon sale is treated as financing activities.  Furthermore, all other property-level debt activity relating to properties owned by these funds is currently treated as operating activity, whereas debt activity engaged in directly or through our consolidated subsidiaries other than these funds is treated as financing activity. In addition, the net income of our Predecessor currently reflects significant unrealized gains or losses relating to properties owned by these funds. Any unrealized gains or losses are reversed to arrive at net cash flow provided by or used in operating activities. Gains or losses arising from sales of properties owned by us directly or through our consolidated subsidiaries will only be recognized by us when realized. The proceeds of such sales will be reflected in net cash provided by investing activities.

The Company – Three months ended March 31, 2015

Cash and cash equivalents were $380,889,000 and $438,599,000, at March 31, 2015 and December 31, 2014, respectively, a decrease of $57,710,000. The following table sets forth the changes in cash flow.

The Company
Three months ended
(Amount in thousands)	March 31, 2015
Net cash provided by (used in):
Operating activities	$(664)
Investing activities	(20,326)
Financing activities	(36,720)

Operating Activities

Three months ended March 31, 2015 – We used $664,000 of cash for operating activities for the three months ended March 31, 2015, primarily due to a net loss of $11,427,000 and a change in operating assets and liabilities of $37,209,000, partially offset by noncash adjustments, which are comprised of depreciation and amortization, straight-lining of rental income, unrealized gain on interest rate swaps and other non-cash items of $47,619,000 and distributions of income from partially owned entities of $353,000. The change in operating assets and liabilities was primarily due to a prepayment of real estate taxes.

Investing Activities

Three months ended March 31, 2015 – We used $20,326,000 of cash for investing activities for the three months ended March 31, 2015, primarily due to additions to rental properties of $21,636,000, partially offset by a decrease in restricted cash of $1,309,000.

Financing Activities

Three months ended March 31, 2015 – We used $36,720,000 of cash for financing activities for the three months ended March 31, 2015, primarily due to the payments of dividends to common shareholders and unitholders of $35,325,000 and distributions to noncontrolling interests of $3,488,000, partially offset by contributions from noncontrolling interests of $2,430,000.

Predecessor

Cash and cash equivalents were $175,548,000 and $307,161,000 at March 31, 2014 and December 31, 2013, respectively, a decrease of $131,613,000 for the three months ended March 31, 2014. The following table sets forth the changes in cash flow.

The Predecessor
Three months ended
(Amount in thousands)	March 31, 2014
Net cash provided by (used in):
Operating activities	$(158,549)
Investing activities	(64,997)
Financing activities	91,933

Operating Activities

Three months ended March 31, 2014 – Our Predecessor used $158,549,000 of cash for operating activities for the three months ended March 31, 2014, primarily to fund real estate fund investments aggregating $157,687,000.

Investing Activities

Three months ended March 31, 2014 – Our Predecessor used $64,997,000 of cash for investing activities for the three months ended March 31, 2014. This was primarily due to a $64,650,000 acquisition by a consolidated private equity fund, which is accounted under the historical cost accounting rather than Investment Company accounting.

Financing Activities

Three months ended March 31, 2014 – Our Predecessor generated $91,933,000 of cash from financing activities for the three months ended March 31, 2014. This was primarily due to contributions from noncontrolling interests aggregating $77,929,000 and loans of $39,075,000 were issued by certain noncontrolling interests, partially offset by an increase in distributions to Predecessor shareholders of $22,272,000.

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

The following table presents a reconciliation of our net loss to NOI and Cash NOI.

The Company
Three months ended
(Amounts in thousands)	March 31, 2015
Reconciliation of net loss to NOI:
Net loss	$(11,427)
Add:
Depreciation and amortization	73,583
General and administrative expenses	12,613
Interest and debt expense	41,888
Acquisition and transaction related costs	1,139
Income tax expense	574
NOI of partially owned entities	3,781
Less:
Income from real estate fund investments	(5,221)
Income from partially owned entities	(975)
Fee income	(1,535)
Unrealized gain on interest rate swaps	(11,978)
Interest and other income, net	(854)
NOI	101,588
Less NOI attributable to noncontrolling interests in consolidated joint ventures	(13,619)
Pro rata share of NOI	$87,969

Reconciliation of NOI to Cash NOI:
NOI	$101,588
Less:
Straight-line rent adjustments	(15,951)
Amortization of below-market leases, net	(890)
Prorata share of straight-line rent adjustments of partially owned entities	41
Cash NOI	84,788
Less Cash NOI attributable to noncontrolling interests in consolidated joint ventures	(9,447)
Pro rata share of Cash NOI	$75,341

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

The Company
Three months ended
(Amounts in thousands, except per share amounts)	March 31, 2015
Reconciliation of net loss to FFO:
Net loss	$(11,427)
Real estate depreciation and amortization	73,583
Pro rata share of real estate depreciation and amortization of partially owned entities	1,476
FFO	63,632
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(9,789)
Operating Partnership	(10,526)
FFO attributable to Paramount Group, Inc.	$43,317
Per diluted share	$0.20

Reconciliation of FFO to Core FFO:
FFO	$63,632
Non-core (income) expense:
Acquisition and transaction related costs	1,139
Severance costs	3,315
Unrealized gains on interest rate swaps	(11,978)
Pro rata share of unrealized gains on interest rate swaps of partially owned entities	(386)
Core FFO	55,722
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(7,291)
Operating Partnership	(9,468)
Core FFO attributable to Paramount Group, Inc.	$38,963
Per diluted share	$0.18

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718
Effect of dilutive securities	11,928
Denominator for FFO per diluted share	212,118,646

ITEM  3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into swap arrangements with the lender to effectively fix the rate on all or a portion of the debt for varying periods up to maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT for Federal income tax purposes, we may utilize swap arrangements in the future.

The following table summarizes our total consolidated indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	2015			2014
(Amounts in thousands, except per share amount)	Balance at March 31,	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance at December 31,	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$229,395	1.70%	$2,294	$229,001	1.59%
Fixed rate	2,039,527	5.83%	-	2,039,864	5.80%
	$2,268,922	5.41%	$2,294	$2,268,865	5.37%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.02%	$558	$10,750	2.71%
Fixed rate	67,500	5.78%	-	112,500	5.65%
	$123,250	4.08%	$558	$123,250	5.39%

Noncontrolling interests' share of above			(557)
Total change in annual net income			$2,295
Per share-diluted			$0.01

As of March 31, 2015, our interest rate swaps had a fair value that resulted in a net liability of $182,218,000.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2015, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	May 15, 2015	By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President
(Albert Behler)

Date:	May 15, 2015	By:	/s/ Michael Walsh	Executive Vice President, Chief Financial Officer and Treasurer
(Michael Walsh)

Date:	May 15, 2015	By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer
(Wilbur Paes)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.51†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Michael Walsh, dated March 26, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

10.52†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and David Spence dated March 25, 2015, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 26, 2015.

10.53†	Form of Paramount Group, Inc. Performance LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 1, 2015.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.
†	Management contract or compensation arrangement required.