Form 10-Q
period 2015-06-30
Paramount Group, Inc.
filed 2015-08-13
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

As of July 31, 2015, there were 212,111,937 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	The Company
ASSETS	June 30, 2015	December 31, 2014
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,534,885	5,488,168
	7,576,956	7,530,239
Accumulated depreciation and amortization	(162,377)	(81,050)
Rental property, net	7,414,579	7,449,189
Real estate fund investments	335,545	323,387
Investments in unconsolidated joint ventures	6,128	5,749
Cash and cash equivalents	438,088	438,599
Restricted cash	45,737	55,728
Marketable securities	21,524	20,159
Deferred rent receivable	40,308	8,267
Accounts and other receivables, net of allowance of $406 and $333 in 2015 and 2014, respectively	10,781	7,692
Deferred charges, net of accumulated amortization of $13,002 and $10,859 in 2015 and 2014, respectively	49,547	39,165
Intangible assets, net of accumulated amortization of $103,158 and $20,509 in 2015 and 2014, respectively	583,126	669,385
Other assets	9,529	13,121
Total assets	$8,954,892	$9,030,441

LIABILITIES AND EQUITY
Mortgages and notes payable	$2,853,237	$2,852,287
Credit facility	-	-
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	43,981	42,195
Accounts payable and accrued expenses	96,595	93,472
Deferred income taxes	2,659	2,861
Interest rate swap liabilities	160,473	194,196
Intangible liabilities, net of accumulated amortization of $21,064 and $3,757 in 2015 and 2014, respectively	201,839	219,228
Dividends and distributions payable	25,066	-
Other liabilities	45,922	43,950
Total liabilities	3,457,071	3,475,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 212,111,937 and 212,106,718 shares in 2015 and 2014, respectively	2,122	2,122
Additional paid-in-capital	3,893,756	3,851,432
Earnings (less than) in excess of distributions	(5,843)	57,308
Accumulated other comprehensive loss	(493)	-
Paramount Group, Inc. equity	3,889,542	3,910,862
Noncontrolling interests in:
Consolidated joint ventures and funds	703,596	685,888
Operating Partnership (51,660,088 and 51,543,993 units outstanding in 2015 and 2014, respectively)	904,683	958,203
Total equity	5,497,821	5,554,953
Total liabilities and equity	$8,954,892	$9,030,441

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	The Company
	Three Months Ended	Six Months Ended
(Amounts in thousands, except share and per share amounts)	June 30, 2015	June 30, 2015
REVENUES:
Rental income	$145,917	$289,160
Tenant reimbursement income	12,063	25,551
Fee and other income	4,948	9,443
Total revenues	162,928	324,154
EXPENSES:
Operating	57,781	119,665
Depreciation and amortization	79,421	153,004
General and administrative	9,133	21,746
Acquisition and transaction related costs	8,208	9,347
Total expenses	154,543	303,762
Operating income	8,385	20,392
Income from real estate fund investments	14,072	19,293
Income from unconsolidated joint ventures	2,011	2,986
Unrealized gains on interest rate swaps	21,747	33,725
Interest and other income, net	512	1,366
Interest and debt expense	(42,236)	(84,124)
Net income (loss) before income taxes	4,491	(6,362)
Income tax expense	(1,343)	(1,917)
Net income (loss)	3,148	(8,279)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(9,004)	(9,672)
Operating Partnership	1,147	3,511
Net loss attributable to common shareholders	$(4,709)	$(14,440)

LOSS PER COMMON SHARE - BASIC:
Loss per common share	$(0.02)	$(0.07)
Weighted average shares outstanding	212,106,718	212,106,718

LOSS PER COMMON SHARE - DILUTED:
Loss per common share	$(0.02)	$(0.07)
Weighted average shares outstanding	212,106,718	212,106,718

DIVIDENDS PER COMMON SHARE	$0.095	$0.190	(1)

(1) Excludes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ending on December 31, 2014.

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	The Predecessor
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2014
REVENUES:
Rental income	$8,499	$16,312
Tenant reimbursement income	441	896
Distributions from real estate fund investments	4,744	11,247
Realized and unrealized gains, net	33,750	79,917
Fee and other income	6,400	11,582
Total revenues	53,834	119,954
EXPENSES:
Operating	4,214	7,753
Depreciation and amortization	2,899	5,566
General and administrative	4,363	12,448
Profit sharing compensation	3,438	8,232
Other	2,634	3,901
Total expenses	17,548	37,900
Operating income	36,286	82,054
Income from unconsolidated joint ventures	903	2,035
Unrealized loss on interest rate swaps	(354)	(196)
Interest and other income, net	997	1,706
Interest and debt expense	(7,988)	(15,787)
Net income before income taxes	29,844	69,812
Income tax expense	(3,842)	(7,105)
Net income	26,002	62,707
Net income attributable to noncontrolling interests	(25,823)	(53,133)
Net income attributable to the Predecessor	$179	$9,574

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	The Company
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015
Net income (loss)	$3,148	$(8,279)
Other comprehensive loss:
Pro rata share of other comprehensive loss of unconsolidated joint ventures	(613)	(613)
Comprehensive income (loss)	2,535	(8,892)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(9,004)	(9,672)
Operating Partnership	1,267	3,631
Comprehensive loss attributable to Paramount Group, Inc.	$(5,202)	$(14,933)

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares						Noncontrolling Interests in
(Amounts in thousands)	Shares	Amount	Additional Paid in Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Predecessor Shareholders' Equity	Consolidated Joint Ventures and Funds	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2013	-	$-	$-	$-	$-	$321,769	$1,703,675	$-	$2,025,444
Net income	-	-	-	-	-	9,574	53,133	-	62,707
Contributions	-	-	-	-	-	1,253	88,804	-	90,057
Distributions	-	-	-	-	-	(22,323)	(2,183)	-	(24,506)
Balance as of June 30, 2014	-	$-	$-	$-	$-	$310,273	$1,843,429	$-	$2,153,702

The Company
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$685,888	$958,203	$5,554,953
Net (loss) income	-	-	-	(14,440)	-	-	9,672	(3,511)	(8,279)
Common shares and units issued under Omnibus share plan	5	-	(2,131)	-	-	-		2,131	-
Dividends and distributions	-	-	-	(48,573)	-	-	-	(11,819)	(60,392)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,031	-	14,031
Distributions to noncontrolling interests	-	-	-	-	-	-	(5,673)	-	(5,673)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(493)	-		(120)	(613)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	885	-	-	-	-	3,780	4,665
Other	-	-	(411)	(138)	-	-	(322)	-	(871)
Balance as of June 30, 2015	212,112	$2,122	$3,893,756	$(5,843)	$(493)	$-	$703,596	$904,683	$5,497,821

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Company	The Predecessor
	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,279)	$62,707
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	153,004	5,566
Unrealized (gains) losses on interest rate swaps	(33,725)	196
Straight-lining of rental income	(32,042)	90
Realized and unrealized gains, net, on real estate fund investments	(12,136)	(79,917)
Income from unconsolidated joint ventures	(2,986)	(2,035)
Distributions of income from unconsolidated joint ventures	1,993	1,768
Amortization of above and below-market leases, net	(1,762)	-
Amortization of deferred financing costs	1,170	216
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	-
Realized and unrealized gains on marketable securities	(924)	(1,228)
Other non-cash adjustments	8,091	3,756
Changes in operating assets and liabilities:
Restricted cash	-	2,481
Real estate fund investments	(22)	(164,181)
Accounts and other receivables	(261)	(2,669)
Deferred charges	(12,523)	-
Other assets	2,721	(3,456)
Accounts payable and accrued expenses	(7,635)	(2,945)
Profit sharing payables	-	5,414
Deferred income taxes	(202)	10,043
Other liabilities	1,972	1,693
Net cash provided by (used in) operating activities	62,326	(162,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of, and additions to, rental properties	(41,914)	(65,451)
Changes in restricted cash	9,550	253
Distributions of capital from unconsolidated joint ventures	-	1,123
Net cash used in investing activities	(32,364)	(64,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common shareholders and unitholders	(35,325)	-
Contributions from noncontrolling interests	11,203	88,804
Distributions to noncontrolling interests	(5,673)	(2,183)
Contributions from Predecessor shareholders	-	1,253
Distributions to Predecessor shareholders	-	(22,323)
Proceeds from loans payable to noncontrolling interests	-	39,075
Repayment of mortgage notes and loans payable	(678)	(1,877)
Offering costs	-	(9,577)
Net cash (used in) provided by financing activities	(30,473)	93,172

Net decrease in cash and cash equivalents	(511)	(133,404)
Cash and cash equivalents at beginning of period	438,599	307,161
Cash and cash equivalents at end of period	$438,088	$173,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$78,860	$10,665
Cash payments for income taxes	$1,213	$5,168
NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$25,066	$-
Contributions from non controlling interests called but not yet received	2,828	-
(Purchases) sale of marketable securities	(441)	6,946
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

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of June 30, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that had an occupancy rate of 92.9%.

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

We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of June 30, 2015.

Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York, NY (See note 4, Investments in Unconsolidated Joint Ventures).

Below is a summary of the 15 private equity real estate funds that were controlled by our Predecessor prior to the completion of the Formation Transactions.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Real estate fund investments are presented at fair value on our consolidated balance sheets and are comprised of (i) Property Funds and (ii) Alternative Investment Funds.

The Company

Below is a summary of the fair value of fund investments on our consolidated balance sheet.

(Amounts in thousands)	As of
Balance Sheet	June 30, 2015	December 31, 2014
Real Estate Fund Investments:
Property Funds	$193,081	$183,216
Alternative Investment Funds	142,464	140,171
Total	$335,545	$323,387

Below is a summary of the fair value of fund investments on our consolidated statement of income.

(Amounts in thousands)	Three Months Ended	Six Months Ended
Income Statement	June 30, 2015	June 30, 2015
Investment income	$2,853	$7,348
Investment expenses	45	191
Net investment income	2,808	7,157
Net unrealized gains	11,264	12,136
Income from real estate fund investments	$14,072	$19,293

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City, Washington, D.C. and San Francisco.  As of June 30, 2015, the Property Funds were comprised of (i) Fund II, (ii) Fund III, (iii) Fund VII and (iv) Fund VII-H.

The following is a summary of the investments of our Property Funds.

		As of June 30, 2015
	% Ownership	60 Wall Street	One Market Plaza		50 Beale Street
Fund II	10.0%	46.3%	-		-
Fund III	3.1%	16.0%	2.0%		-
Fund VII/VII-H (1)	7.2%	-	-		42.8%
Total Property Funds		62.3%	2.0%		42.8%
Other Investors		37.7%	98.0%	(2)	57.2%
Total		100.0%	100.0%		100.0%

(1)

As of June 30, 2015, Fund VII and Fund VII-H had an aggregate of $57,600,000 of committed capital that had not yet been invested. On July 10, 2015, Fund VII and Fund VII-H entered into an agreement to acquire 670 Broadway, a 77,480 square foot office building located in the NoHo submarket of Manhattan, for $112,000,000.

(2)	Includes a 49.0% direct ownership interest held by us.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of June 30, 2015, the Alternative Investment Funds were comprised of (i) PGRESS, (ii) PGRESS-H, (iii) PGRESS-A and (iv) Fund VIII, which had an aggregate of $580,200,000 of committed capital (including $95,200,000 of capital which was committed in the second quarter), of which we have invested $51,000,000.

The following is a summary of the investments of our Alternative Investment Funds.

(Amounts in thousands)%			Interest/		As of
Fund	Investment Type	Ownership	Dividend Rate	Initial Maturity	June 30, 2015	December 31, 2014
Fund VIII	Mezzanine Loan	1.7%	8.3%	Jan-2022	$46,747	$45,947
PGRESS Funds	Preferred Equity Investments	4.9% - 5.4%	10.3% - 15.0%	Sep-2015 - Feb-2019	95,717	94,224
					$142,464	$140,171

The Predecessor

Below is a summary of realized and unrealized gains from real estate fund investments on our consolidated statement of income.

(Amounts in thousands)	Three Months Ended	Six Months Ended
Income Statement	June 30, 2014	June 30, 2014
Realized gains on real estate fund investments	$-	$-
Unrealized gains on real estate fund investments	33,750	79,917
Realized and unrealized gains, net	$33,750	$79,917

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

Below is a summary of the asset management fees earned by our Predecessor.

(Amounts in thousands)	Three Months Ended	Six Months Ended
Income Statement	June 30, 2014	June 30, 2014
Gross asset management fees	$7,527	$14,937
Eliminated fees(1)	(392)	(782)
Net asset management fees	$7,135	$14,155

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner interest in each of the Funds.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the income statements for the three and six months ended June 30, 2014 for each of the Property Funds’ underlying investments.

(Amounts in thousands)	Property Funds' Underlying Investments for the Three Months Ended June 30, 2014
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$37,251	$8,982	$18,122	$27,139	$17,910	$1,690	$1,940	$43	$2,642
Tenant reimbursement income	3,096	751	1,300	2,318	273	563	967	1	83
Fee and other income	702	168	1,333	1,087	681	9	28	7	(179)
Total revenue	41,049	9,901	20,755	30,544	18,864	2,262	2,935	51	2,546
Expenses:
Building operating	13,268	4,038	5,774	13,008	6,836	1,086	1,348	1,143	1,390
Related party management fees	784	261	329	427	177	61	66	1	79
Operating	14,052	4,299	6,103	13,435	7,013	1,147	1,414	1,144	1,469
Depreciation and amortization	2,780	2,144	5,545	9,341	8,682	-	940	-	1,398
General and administrative	10	24	7	24	281	11	11	12	107
Total expenses	16,842	6,467	11,655	22,800	15,976	1,158	2,365	1,156	2,974
Operating income (loss)	24,207	3,434	9,100	7,744	2,888	1,104	570	(1,105)	(428)
Unrealized gain on interest rate swaps	5,665	1,169	1,686	2,872	3,529	-	-	-	-
Interest and debt expense	(12,894)	(3,696)	(5,564)	(15,379)	(13,334)	(945)	(1,129)	(1,380)	(1,301)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(459)	-	(520)	-
Net income (loss) before taxes	16,978	907	5,222	(4,763)	(6,917)	(300)	(559)	(3,005)	(1,729)
Income tax benefit (expense)	-	-	-	-	-	(29)	114	-	24
Net income (loss)	$16,978	$907	$5,222	$(4,763)	$(6,917)	$(329)	$(445)	$(3,005)	$(1,705)

(Amounts in thousands)	Property Funds' Underlying Investments for the Six Months Ended June 30, 2014
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$72,970	$17,764	$36,221	$53,749	$36,123	$3,729	$4,044	$76	$5,300
Tenant reimbursement income	5,913	1,514	2,489	4,434	661	1,184	2,107	3	827
Fee and other income	1,224	612	2,615	1,657	2,044	23	56	10	-
Total revenues	80,107	19,890	41,325	59,840	38,828	4,936	6,207	89	6,127
Expenses:
Building operating	26,879	8,083	11,517	25,688	14,001	2,168	2,605	2,223	2,904
Related party management fees	1,485	525	655	837	394	132	141	2	184
Operating	28,364	8,608	12,172	26,525	14,395	2,300	2,746	2,225	3,088
Depreciation and amortization	5,567	3,731	11,074	18,555	17,686	-	1,923	-	2,793
General and administrative	10	31	34	51	294	16	16	399	114
Total expenses	33,941	12,370	23,280	45,131	32,375	2,316	4,685	2,624	5,995
Operating income (loss)	46,166	7,520	18,045	14,709	6,453	2,620	1,522	(2,535)	132
Unrealized gain on interest rate swaps	12,945	2,935	4,288	6,125	10,444	-	-	-	-
Interest and debt expense	(25,625)	(7,353)	(11,069)	(30,549)	(27,072)	(1,890)	(2,257)	(2,208)	(2,520)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(489)	-	(530)	-
Net income (loss) before taxes	33,486	3,102	11,264	(9,715)	(10,175)	241	(735)	(5,273)	(2,388)
Income tax benefit (expense)	-	-	-	-	-	(26)	182	-	(2,315)
Net income (loss)	$33,486	$3,102	$11,264	$(9,715)	$(10,175)	$215	$(553)	$(5,273)	$(4,703)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.     Investments in Unconsolidated Joint Ventures

The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2015 and December 31, 2014.

	Percentage
	ownership at	As of
(Amounts in thousands)	June 30, 2015	June 30, 2015	December 31, 2014
Investments:
712 Fifth Avenue	50.0%	$2,690	$1,697
Oder-Center, Germany	9.5%	3,438	4,052
		$6,128	$5,749

The following table summarizes income from unconsolidated joint ventures for the three and six months ended June 30, 2015 and 2014.

	Percentage	The Company		The Predecessor
	ownership at	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Our share of Net Income (Loss):
712 Fifth Avenue	50.0%	$1,984	$2,925	$934	$2,024
1325 Avenue of the Americas	n/a	-	-	(31)	11
900 Third Avenue (1)	n/a	-	-	-	-
Oder-Center (2)	9.5%	27	61	-	-
		$2,011	$2,986	$903	$2,035

(1)

As of June 30, 2014, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses were utilized.

(2)	We account for our interest in Oder-Center on a one quarter lag basis.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

As of June 30, 2015, we own a 50.0% interest in a joint venture that owns 712 Fifth Avenue, which is accounted under the equity method.  The following tables summarize 712 Fifth Avenue’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets	June 30, 2015	December 31, 2014
Rental property, net	$198,722	$221,827
Other assets	56,156	46,126
Total assets	$254,878	$267,953

Mortgage and notes payable	$246,500	$246,500
Other liabilities	15,260	30,321
Total liabilities	261,760	276,821
Equity (1)	(6,882)	(8,868)
Total liabilities and equity	$254,878	$267,953

(1)   The carrying amount of our investment in 712 Fifth Avenue is greater than our share of 712 Fifth

      Avenue's equity by approximately $6,131.  This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

	The Company		The Predecessor
(Amounts in thousands)	Three months ended	Six Months Ended	Three months ended	Six Months Ended
Income Statements	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Rental income	$12,392	$24,446	$11,457	$22,689
Tenant reimbursement income	1,375	2,736	1,124	2,269
Fee and other income	344	623	283	638
Total revenue	14,111	27,805	12,864	25,596

Operating	5,831	12,057	5,565	11,326
Depreciation and amortization	2,954	5,884	2,786	5,525
General and administrative	-	-	25	55
Total expenses	8,785	17,941	8,376	16,906
Operating income	5,326	9,864	4,488	8,690
Unrealized gain on interest rate swaps	1,248	2,020	1,058	2,645
Interest and other income, net	4	5	-	-
Interest and debt expense	(2,611)	(6,039)	(3,677)	(7,286)
Net income	$3,967	$5,850	$1,869	$4,049

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Intangible Assets and Liabilities

The following summarizes our intangible assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of June 30, 2015 and December 31, 2014.

	As of
(Amounts in thousands)	June 30, 2015	December 31, 2014
Intangible assets:
Gross amount	$686,284	$689,894
Accumulated amortization	(103,158)	(20,509)
	$583,126	$669,385
Intangible liabilities:
Gross amount	$222,903	$222,985
Accumulated amortization	(21,064)	(3,757)
	$201,839	$219,228

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $872,000 and $1,762,000 for the three and six months ended June 30, 2015, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$10,159
2017	8,394
2018	10,299
2019	9,518
2020	8,231

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $37,638,000 and $70,630,000 for the three and six months ended June 30, 2015, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$79,941
2017	56,511
2018	50,164
2019	45,552
2020	40,525

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Debt

The following is a summary of our outstanding debt.

				Balance at
(Amounts in thousands)	Maturity Date	Fixed/Variable Rate	Interest Rate at June 30, 2015	June 30, 2015	December 31, 2014
Mortgages and notes payable
1633 Broadway
	Dec-2016	Fixed (1)	6.15%	$772,100	$772,100
	Dec-2016	Variable	1.61%	154,160	154,160
			5.39%	926,260	926,260
900 Third Avenue
	Nov-2017	Fixed (1)	5.35%	255,000	255,000
	Nov-2017	Variable	1.77%	19,337	19,337
			5.10%	274,337	274,337
31 West 52nd Street (64.2% interest)
	Dec-2017	Fixed (1)	5.74%	337,500	337,500
	Dec-2017	Variable	1.66%	75,990	75,990
			4.99%	413,490	413,490
One Market Plaza (49.0% interest)	Dec-2019	Fixed (1)	6.14%	855,339	853,711
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	89,811	90,489
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total mortgages and notes payable			5.51%	$2,853,237	$2,852,287

(1)  Represents loans with variable interest rates that have been fixed by interest rate swaps. See “Interest Rate Swaps” below.

Revolving Credit Facility

As of June 30, 2015, there were no amounts outstanding under our senior unsecured revolving credit facility and $200,000,000 was reserved under a letter of credit.

Interest Rate Swaps

We manage our market risk on variable rate debt by entering into swap agreements to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are derivative instruments that are designated as fair value hedges and are recorded on our balance sheet at fair value with changes in the fair value recognized through earnings. The following table summarizes our outstanding interest rate swaps.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2015	December 31, 2014
(Amounts in thousands)
1633 Broadway	$772,100	Dec-2006 to Jun-2008	Dec-2016	4.92%	$46,929	$60,191
900 Third Ave	255,000	Nov-2007 to Nov-2012	Nov-2015 to Nov-2017	4.15%	15,884	19,158
31 W 52nd Street	337,500	Dec-2007 to Dec-2012	Dec-2015 to Dec-2017	4.49%	24,013	28,748
One Market Plaza	$840,000	Aug-2007 to Aug-2012	Aug-2017	5.02%	73,647	86,099
Total interest rate swap liabilities					$160,473	$194,196

In the three and six months ended June 30, 2015, we recognized unrealized gains of $21,747,000 and $33,725,000, respectively, from the change in fair value of these interest rate swaps.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.     Noncontrolling Interests

Consolidated Joint Ventures and Funds

Noncontrolling interests in consolidated joint ventures and funds consists of (i) equity interests in properties that are not wholly owned by us but are consolidated into our financial results because we exercise control over the entities that own such properties and (ii) equity interests in funds that are consolidated into our financial results because we are the sole general partner of such Funds.  As of June 30, 2015 and December 31, 2014, noncontrolling interests in consolidated joint ventures and funds on our consolidated balance sheets aggregated $703,596,000 and $685,888,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of June 30, 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $904,683,000 and a redemption value of $886,487,000.

8.	Variable Interest Entities (“VIEs”)

As of June 30, 2015 and December 31, 2014, we held variable interests in PGRESS-A, PGRESS-H, Residential Fund Feeder and Fund VII-H, which were determined to be VIEs. We are required to consolidate our interests in these entities because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity. The table below summarizes the assets and liabilities of these entities. The liabilities are secured only by the assets of the entities, and are non-recourse to us.

	Balance as of
(Amounts in thousands)	June 30, 2015	December 31, 2014
Investments, at fair value	$18,318	$17,136
Investments, at cost	63,570	63,550
Cash and restricted cash	4,959	4,976
Accounts and other receivables	501	-
Other assets	1	-
Total VIE assets	$87,349	$85,662

Loans payable to noncontrolling interests	$43,981	$42,195
Other liabilities	202	131
Total VIE liabilities	$44,183	$42,326

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Fair Value Measurements

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

Financial Assets and Liabilities measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consists of (i) real estate fund investments, (ii) marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets) and (iii) interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at June 30, 2015 and December 31, 2014, based on their levels in the fair value hierarchy.

	As of June 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3

Real estate fund investments:
Investments in Property Funds	$193,081	$-	$-	$193,081
Investments in Alternative Investment Funds	142,464	-	-	142,464
Total real estate fund investments	335,545	-	-	335,545
Marketable securities	21,524	21,524	-	-
Total assets	$357,069	$21,524	$-	$335,545

Interest rate swap liabilities	$160,473	-	$160,473	-
Total liabilities	$160,473	$-	$160,473	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$183,216	$-	$-	$183,216
Investments in Alternative Investment Funds	140,171	-	-	140,171
Total real estate fund investments	323,387	-	-	323,387
Marketable securities	20,159	20,159	-	-
Total assets	$343,546	$20,159	$-	$323,387

Interest rate swap liabilities	$194,196	-	$194,196	-
Total liabilities	$194,196	$-	$194,196	$-

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property Funds

At June 30, 2015, the Property Funds had three investments.  These investments are classified as Level 3.  We obtain third party appraisals at least annually. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 10.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property is calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment is calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Discount rates	7.00%	7.00%	6.50% - 7.25%	6.83%
Terminal capitalization rates	5.00% - 6.00%	5.55%	5.50% - 6.00%	5.72%

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

Alternative Investment Funds

At June 30, 2015, Alternative Investment Funds had investments in a mezzanine loan and preferred equity. These instruments are classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. The balances are updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments include credit spreads and preferred returns.  Significant increases or decreases in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Preferred return	8.49% - 14.00%	11.07%	8.50% - 14.00%	11.07%

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, for the three and six months ended June 30, 2015 and 2014.

	The Company		The Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Beginning balance	$324,282	$323,387	$2,362,743	$2,158,889
Purchases	-	22	6,494	164,181
Net unrealized gains	11,263	12,136	33,750	79,917
Ending Balance	$335,545	$335,545	$2,402,987	$2,402,987

Interest Rate Swaps

Interest rate swaps are valued by a third-party specialist, based on a pricing model that incorporates market observable inputs for interest rate curves and unobservable inputs for credit spreads. The interest rate swaps are classified as Level 2 in the valuations hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of cash equivalents, and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include mortgages and notes payable.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments are classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$289,917	$289,917	$401,215	$401,215
Total Assets	$289,917	$289,917	$401,215	$401,215

	As of June 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and notes payable	$2,853,237	$2,797,650	$2,852,287	$2,796,842
Total Liabilities	$2,853,237	$2,797,650	$2,852,287	$2,796,842

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company		The Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Fee income
Property management fees	$1,386	$2,715	$4,059	$8,015
Acquisition and disposition fees	-	-	-	1,038
Construction fees	50	111	2,242	2,430
Other fees	344	489	99	99
Total fee income	1,780	3,315	6,400	11,582
Other income (1)	3,168	6,128	-	-
Total fee and other income	$4,948	$9,443	$6,400	$11,582

(1)	Other income is primarily comprised of tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses.

11.	Interest and Other Income

The following table sets forth the details of interest and other income.

	The Company		The Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Mark-to-market of investments in our deferred compensation plans (1)	$362	$1,095	$644	$1,228
Interest and other income	150	271	353	478
Total interest and other income	$512	$1,366	$997	$1,706

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expense.

12.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	The Company		The Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
Interest and debt expense	$41,650	$82,954	$7,880	$15,571
Amortization of deferred financing costs	586	1,170	108	216
Total interest and debt expense	$42,236	$84,124	$7,988	$15,787

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Incentive Compensation

       Stock Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of June 30, 2015, we have 14,347,116 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.  Stock based compensation for the three and six months ended June 30, 2015 was $1,370,000, and $4,405,000, respectively, and includes $1,861,000 of expense related to the acceleration of vesting of the stock awards in connection with a separation agreement and release in the six months ended June 30, 2015.

On April 1, 2015, the compensation committee (the “Compensation Committee”) of the board of directors approved the Company’s 2015 Performance Program (the “2015 Performance Program”), a multi-year performance-based equity compensation program. The purpose of the 2015 Performance Program is to further align the interests of the Company’s stockholders with that of management by encouraging the Company’s senior officers to create stockholder value in a “pay for performance” structure.  Under the 2015 Performance Program, participants may earn awards in the form of LTIP Units of the Operating Partnership based on the Company’s total return to stockholders (“TRS”) over a three-year performance measurement period beginning on April 1, 2015 and continuing through March 31, 2018, on both an absolute basis and relative basis. One-half of the award is earned if the Company outperforms a predetermined absolute TRS and the other half is earned if the Company outperforms a predetermined relative TRS. Specifically, participants begin to earn awards under the 2015 Performance Program if the Company’s TRS for the performance measurement  period equals or exceeds 21% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 100 basis points on a relative basis, and awards will be fully earned if the Company’s TRS for the performance measurement period equals or exceeds 40% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 700 basis points on a relative basis. Participants will not earn any awards under the 2015 Performance Program if the Company’s TRS during the performance measurement period does not meet these minimum thresholds. The number of LTIP Units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive only one-tenth of the dividends otherwise payable to the Company’s common stockholders with respect to their LTIP Units and the remaining dividends on their LTIP Units will accrue during the performance measurement period and will be paid to participants only if the LTIP Units are ultimately earned based on the achievement of the designated performance objectives.

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

       Deferred Compensation

In connection with the Formation Transactions, we assumed a deferred compensation plan (the “1993 Plan”) from our Predecessor. The 1993 Plan permits certain management employees to defer certain percentages of their compensation, as defined. The assets of the 1993 Plan remain the sole property of the Company and are subject to the claims of its general creditors.  The assets of the 1993 Plan are included in “marketable securities” and “restricted cash,” with an offsetting liability included in “other liabilities” on our consolidated balance sheets.  Income from the mark-to-market of investments in our deferred compensation plan is included in “interest and other income” and this amount is entirely offset by expense from the mark-to-market of plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

The 1993 Plan had a balance of $29,829,000 and $28,148,000 as of June 30, 2015 and December 31, 2014, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Earnings Per Share

The following table provides a summary of net loss and the number of common shares used in the computation of basic income per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted loss per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our employee stock options and restricted stock.

	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2015	June 30, 2015
Numerator:
Net loss attributable to Paramount Group, Inc. - basic and diluted	$(4,709)	$(14,440)

Denominator:
Denominator for basic loss per share - weighted average shares	212,107	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-	-
Denominator for diluted loss per share - weighted average shares	212,107	212,107

Loss per share - basic and diluted	$(0.02)	$(0.07)

(1)  The effect of dilutive securities in the three and six months ended June 30, 2015 excludes an aggregate of 53,247 and 53,095 weighted average share equivalents, respectively, as their effect was anti-dilutive.

15.	Related Party

Due to Affiliates

As of June 30, 2015 and December 31, 2014, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity owned by Maren Otto, Katharina Otto-Bernstein and Alexander Otto, and a $2,799,000 million note payable to a different entity owned by members of the Otto family, both of which were made in lieu of certain cash distributions prior to the completion of the Formation Transactions. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2015, we believe we are in compliance with all of our covenants.

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

The Company

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, following the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based, in part, on our method of internal reporting.

The following tables provide selected results for each reportable segment for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total

Income Statement Data:
Revenues
Rental income	$145,349	$568	$145,917
Tenant reimbursement income	12,063	-	12,063
Fee and other income	3,168	1,780	4,948
Total revenues	160,580	2,348	162,928
Total expenses	138,001	16,542	154,543
Operating income (loss)	22,579	(14,194)	8,385
Income from real estate fund investments	-	14,072	14,072
Income from unconsolidated joint ventures	1,985	26	2,011
Unrealized gains on interest rate swaps	21,747	-	21,747
Interest and other income, net	91	421	512
Interest and debt expense	(39,741)	(2,495)	(42,236)
Net income (loss) before income taxes	6,661	(2,170)	4,491
Income tax benefit (expense)	467	(1,810)	(1,343)
Net income (loss)	7,128	(3,980)	3,148
Add:
Depreciation and amortization	79,119	302	79,421
General and administrative	(42)	9,175	9,133
Interest and debt expense	39,741	2,495	42,236
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	5,872	5,872
Acquisition and transaction related costs	-	2,336	2,336
Income tax (benefit) expense	(467)	1,810	1,343
Net Operating Income from unconsolidated joint ventures	4,138	140	4,278
Less:
Income from real estate fund investments	-	(14,072)	(14,072)
Income from unconsolidated joint ventures	(1,985)	(26)	(2,011)
Fee income	-	(1,780)	(1,780)
Unrealized gains on interest rate swaps	(21,747)	-	(21,747)
Interest and other income, net	(91)	(421)	(512)
Net Operating Income (1)	$105,794	$1,851	$107,645

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Six Months Ended June 30, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total

Income Statement Data:
Revenues
Rental income	$287,826	$1,334	$289,160
Tenant reimbursement income	25,551	-	25,551
Fee and other income	6,123	3,320	9,443
Total revenues	319,500	4,654	324,154
Total expenses	273,652	30,110	303,762
Operating income (loss)	45,848	(25,456)	20,392
Income from real estate fund investments	-	19,293	19,293
Income from unconsolidated joint ventures	2,925	61	2,986
Unrealized gains on interest rate swaps	33,725	-	33,725
Interest and other income, net	185	1,181	1,366
Interest and debt expense	(78,873)	(5,251)	(84,124)
Net (loss) income before income taxes	3,810	(10,172)	(6,362)
Income tax benefit (expense)	7	(1,924)	(1,917)
Net (loss) income	3,817	(12,096)	(8,279)
Add:
Depreciation and amortization	152,456	548	153,004
General and administrative	-	21,746	21,746
Interest and debt expense	78,873	5,251	84,124
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	5,872	5,872
Acquisition and transaction related costs	-	3,475	3,475
Income tax (benefit) expense	(7)	1,924	1,917
Net Operating Income from unconsolidated joint ventures	7,874	185	8,059
Less:
Income from real estate fund investments	-	(19,293)	(19,293)
Income from unconsolidated joint ventures	(2,925)	(61)	(2,986)
Fee income	-	(3,315)	(3,315)
Unrealized gains on interest rate swaps	(33,725)	-	(33,725)
Interest and other income, net	(185)	(1,181)	(1,366)
Net Operating Income (1)	$206,178	$3,055	$209,233

(1)  Net Operating Income (“NOI”) is a metric we use to measure the operating performance of our properties, and consists of property-related revenue (which includes rental revenue, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Predecessor

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

	For the Three Months Ended June 30, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement Data:
Revenues
Rental income	$7,813	$686	$-	$-	$8,499
Tenant reimbursement income	441	-	-	-	441
Distributions from real estate fund investments	-	4,744	-	-	4,744
Realized and unrealized gains, net	-	33,750	-	-	33,750
Fee and other income	-	-	14,137	(7,737)	6,400
Total revenues	8,254	39,180	14,137	(7,737)	53,834
Total expenses	6,677	6,475	12,133	(7,737)	17,548
Operating income	1,577	32,705	2,004	-	36,286
Income from unconsolidated joint ventures	903	-	11,568	(11,568)	903
Unrealized loss on interest rate swaps	-	(354)	-	-	(354)
Interest and other income, net	684	310	3	-	997
Interest and debt expense	(3,880)	(4,069)	(39)	-	(7,988)
Net income (loss) before income taxes	(716)	28,592	13,536	(11,568)	29,844
Income tax expense	-	-	(3,842)	-	(3,842)
Net income (loss)	(716)	28,592	9,694	(11,568)	26,002
Net income attributable to noncontrolling interests	-	(25,823)	-	-	(25,823)
Net income (loss) attributable to the Predecessor	$(716)	$2,769	$9,694	$(11,568)	$179

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Six Months Ended June 30, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement Data:
Revenues
Rental income	$15,464	$848	$-	$-	$16,312
Tenant reimbursement income	896	-	-	-	896
Distributions from real estate fund investments	-	11,247	-	-	11,247
Realized and unrealized gains, net	-	79,917	-	-	79,917
Fee and other income	-	-	27,910	(16,328)	11,582
Total revenues	16,360	92,012	27,910	(16,328)	119,954
Total expenses	13,502	17,001	23,725	(16,328)	37,900
Operating income	2,858	75,011	4,185	-	82,054
Income from unconsolidated joint ventures	2,035	-	25,858	(25,858)	2,035
Unrealized loss on interest rate swaps	-	(196)	-	-	(196)
Interest and other income, net	1,347	356	3	-	1,706
Interest and debt expense	(7,665)	(8,083)	(39)	-	(15,787)
Net income (loss) before income taxes	(1,425)	67,088	30,007	(25,858)	69,812
Income tax expense	-	-	(7,105)	-	(7,105)
Net income (loss)	(1,425)	67,088	22,902	(25,858)	62,707
Net income attributable to noncontrolling interests	-	(53,133)	-	-	(53,133)
Net income (loss) attributable to the Predecessor	$(1,425)	$13,955	$22,902	$(25,858)	$9,574

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of June 30, 2015.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and assets of the Property Funds, as defined, that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

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

Financial Results

Three Months Ended June 30, 2015

Net loss attributable to common shareholders was $4,709,000, or $0.02 per diluted share, for the three months ended June 30, 2015.

Core funds from operations (“Core FFO”) attributable to common shareholders for the three months ended June 30, 2015, was $46,315,000, or $0.22 per diluted share, including $4,709,000 of carried interest from fund investments.  Core FFO attributable to common shareholders for the three months ended June 30, 2015 excludes certain “non-core” items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders by $6,348,000, or $0.03 per diluted share.  FFO attributable to common shareholders for the three months ended June 30, 2015, which includes the impact of these items, was $52,663,000, or $0.25 per diluted share.

Six Months Ended June 30, 2015

Net loss attributable to common shareholders was $14,440,000, or $0.07 per diluted share, for the six months ended June 30, 2015.

Core FFO attributable to common shareholders for the six months ended June 30, 2015, was $85,278,000, or $0.40 per diluted share, including $5,106,000, or $0.02 per diluted share, of carried interest from fund investments.  Core FFO attributable to common shareholders for the six months ended June 30, 2015, excludes certain “non-core” items that affect comparability, which are listed in the table below.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common shareholders by $10,702,000, or $0.05 per diluted share.  FFO attributable to common shareholders for the six months ended June 30, 2015, which includes the impact of these items, was $95,980,000, or $0.45 per diluted share.

	The Company
	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2015	June 30, 2015
Non-core (income) expense:
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	5,872
Acquisition and transaction related costs	2,336	3,475
Predecessor income tax true-up	721	721
Severance costs	-	3,315
Unrealized gains on interest rate swaps	(21,747)	(33,725)
Pro rata share of unrealized gains on interest rate swaps of unconsolidated joint ventures	(624)	(1,010)
Total non-core (income) expense	(13,442)	(21,352)
Less non-core (income) expense attributable to noncontrolling interests in:
Consolidated joint ventures and funds	5,550	8,047
Operating Partnership	1,544	2,603
Non-core (income) expense attributable to common shareholders	$(6,348)	$(10,702)
Per diluted share	$(0.03)	$(0.05)

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718	212,106,718
Effect of dilutive securities	5,004	6,467
Denominator	212,111,722	212,113,185

Portfolio Operations and Leasing Activity

As of June 30, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 94.8% leased.

During the three months ended June 30, 2015, we leased 199,972 square feet at a weighted average initial rent of $71.84 per square foot. This leasing activity, offset by lease expirations during the three months, increased portfolio wide occupancy by 20 basis points from March 31, 2015. Of the 199,972 square feet leased in the three months, 138,232 square feet represent second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 15.4% on a cash basis and 19.0 % on a GAAP basis. The weighted average lease term for leases signed during the three months was 11.1 years and tenant improvements and leasing commissions on these leases were $7.38 per square foot per annum, or 10.3% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended June 30, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	199,972	137,975	28,863	33,134
Pro rata share of total square feet leased:	171,405	126,306	28,863	16,236
Initial rent (1)	$71.84	$78.58	$40.72	$74.72
Weighted average lease term (years)	11.1	10.5	15.1	8.1

Tenant improvements and leasing commissions:
Per square foot	$81.57	$78.23	$109.30	$58.27
Per square foot per annum	$7.38	$7.43	$7.25	$7.20
Percentage of initial rent	10.3%	9.5%	17.8%	9.6%

Rent concessions:
Average free rent period (in months)	8.4	8.2	13.4	1.1
Average free rent period per annum (in months)	0.8	0.8	0.9	0.1

Second generation space:
Square feet	138,232	126,306	-	11,926
Cash basis:
Initial rent (1)	$78.26	$78.58	$-	$74.86
Prior escalated rent (2)	$67.80	$68.68	$-	$58.54
Percentage increase	15.4%	14.4%	0.0%	27.9%
GAAP basis:
Straight-line rent	$76.96	$76.60	$-	$80.81
Prior straight-line rent	$64.69	$65.31	$-	$58.09
Percentage increase	19.0%	17.3%	0.0%	39.1%

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

During the six months ended June 30, 2015, we leased 355,800 square feet at a weighted average initial rent of $73.67 per square foot.  This leasing activity, offset by lease expirations during the six months, increased portfolio wide occupancy by 90 basis points from December 31, 2014.  Of the 355,800 square feet leased during the six months, 161,962 square feet represent second generation space for which we achieved rental rate increases of 15.7% on a cash basis and 18.3% on a GAAP basis.  The weighted average lease term for leases signed during the six months was 12.6 years and tenant improvements and leasing commissions on these leases were $7.61 per square foot per annum, or 10.3% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Six Months Ended June 30, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	355,800	289,486	33,180	33,134
Pro rata share of total square feet leased:	325,693	276,277	33,180	16,236
Initial rent (1)	$73.67	$77.08	$44.79	$74.72
Weighted average lease term (years)	12.6	12.7	13.8	8.1

Tenant improvements and leasing commissions:
Per square foot	$95.80	$96.90	$105.02	$58.27
Per square foot per annum	$7.61	$7.64	$7.60	$7.20
Percentage of initial rent	10.3%	9.9%	17.0%	9.6%

Rent concessions:
Average free rent period (in months)	10.8	11.2	12.3	1.1
Average free rent period per annum (in months)	0.9	0.9	0.9	0.1

Second generation space:
Square feet	161,962	145,719	4,317	11,926
Cash basis:
Initial rent (1)	$76.87	$77.18	$72.00	$74.86
Prior escalated rent (2)	$66.45	$67.04	$68.58	$58.54
Percentage increase	15.7%	15.1%	5.0%	27.9%
GAAP basis:
Straight-line rent	$75.39	$74.91	$76.56	$80.81
Prior straight-line rent	$63.75	$64.08	$68.39	$58.09
Percentage increase	18.3%	16.9%	11.9%	39.1%

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

Below is a summary of the 15 private equity real estate funds that were controlled by our Predecessor prior to the completion of the Formation Transactions.

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

Segment Reporting

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor and substantially all of the assets of the Property Funds that it controlled. Our business, following the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based primarily on our method of internal reporting.

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

Results of Operations

The following pages summarize our consolidated results of operations for the three and six months ended June 30, 2015 and the combined consolidated historical results of operations of our Predecessor for the three and six months ended June 30, 2014.

As noted above, the acquisition of the properties from our Predecessor, was accounted for as transactions among entities under common control.  However, since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

Results of Operations – The Company – Three and Six Months Ended June 30, 2015

Rental Income

Rental income was $145,917,000 and $289,160,000 for the three and six months ended June 30, 2015, respectively, and represents rental income from the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Tenant Reimbursement Income

Tenant reimbursement income was $12,063,000 and $25,551,000 for the three and six months ended June 30, 2015, respectively, and represents reimbursement income from tenants at the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Fee and Other Income

Fee and other income was $4,948,000 for the three months ended June 30, 2015 and is comprised of (i) $1,386,000 of property management fees, (ii) $394,000 of construction and other fees and (iii) $3,168,000 of other income (primarily tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses). Fee and other income was $9,443,000 for the six months ended June 30, 2015 and is comprised of (i) $2,715,000 of property management fees, (ii) $600,000 of construction and other fees and (iii) $6,128,000 of other income (primarily tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses).

Operating Expenses

Operating expenses were $57,781,000 and $119,665,000 for the three and six months ended June 30, 2015, respectively, and represents the operating expenses of the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Depreciation and Amortization

Depreciation and amortization was $79,421,000 and $153,004,000 for the three and six months ended June 30, 2015, respectively, and represents depreciation and amortization on the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

General and Administrative Expenses

General and administrative expenses were $9,133,000 and $21,746,000 for the three and six months ended June 30, 2015, respectively. General and administrative expenses include $362,000 and $1,095,000 of expense for the three and six months ended June 30, 2015, respectively, from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding increase in “interest and other income, net.” General and administrative expenses for the six months ended June 30, 2015 also includes $3,315,000 of severance costs.  Excluding the impact of the mark-to-market of investments in our deferred compensation plan and severance costs, general and administrative expenses were $8,771,000 and $17,336,000 for the three and six months ended June 30, 2015, respectively.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $8,208,000 and $9,347,000 for the three and six months ended June 30, 2015, respectively and are primarily comprised of legal and professional fees related to potential acquisitions and capital raising costs in connection with real estate fund investments.  Acquisition and transaction related costs for the three and six months ended June 30, 2015 also includes $5,872,000 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner.

Income from Real Estate Fund Investments

Income from real estate fund investments was $14,072,000 and $19,293,000 for the three and six months ended June 30, 2015, respectively, and represents income from the remaining private equity real estate funds that we consolidate. Income from real estate fund investments for the three and six months ended June 30, 2015 includes $11,264,000 and $12,136,000, respectively, of net unrealized gains.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,011,000 and $2,986,000 for the three and six months ended June 30, 2015, respectively and primarily represents our 50% share of the equity in net earnings of 712 Fifth Avenue.

Unrealized Gains on Interest Rate Swaps

Unrealized gains on interest rate swaps was $21,747,000 and $33,725,000 for the three and six months ended June 30, 2015, respectively and represents the change in the fair value of the interest rate swap derivative instruments.

Interest and Other Income, net

Interest and other income, net was $512,000 and $1,366,000 for the three and six months ended June 30, 2015, respectively and includes $362,000 and $1,095,000 of income from the mark-to-market of investments in our deferred compensation plan, for which there is a corresponding increase in “general and administrative” expenses. Excluding the impact of mark-to-market of investments in our deferred compensation plan, interest and other income was $150,000 and $271,000 for the three and six months ended June 30, 2015, respectively.

Interest and Debt Expense

Interest and debt expense was $42,236,000 and $84,124,000 for the three and six months ended June 30, 2015, respectively, and represents interest cost on the 11 properties that we consolidate using historical cost accounting upon completion of the Offering and Formation Transactions. Interest and debt expense also includes $586,000 and $1,170,000 of amortization of deferred financing costs for the three and six months ended June 30, 2015, respectively.

Income Tax Expense

Income tax expense was $1,343,000 and $1,917,000 for the three and six months ended June 30, 2015, respectively. The three and six months ended June 30, 2015, includes $683,000 related to Predecessor income tax true-up.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures and Funds

Net income attributable to noncontrolling interests in consolidated joint ventures and funds was $9,004,000 and $9,672,000 for the three and six months ended June 30, 2015, respectively and represents net income attributable to the noncontrolling interests in our consolidated joint ventures: 31 West 52nd Street, One Market Plaza, and the private equity real estate funds that we consolidate.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $1,147,000 and $3,511,000 for the three and six months ended June 30, 2015, respectively and represents net loss attributable to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor – Three and Six Months Ended June 30, 2014

Rental Income

Rental income in the period for the three and six months ended June 30, 2014 represents rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $8,499,000 and $16,312,000 for the three and six months ended June 30, 2014, respectively.

Tenant Reimbursement Income

Tenant reimbursement income for the three and six months ended June 30, 2014 represents reimbursement income from tenants at Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Tenant reimbursement income was $441,000 and $896,000 for the three and six months ended June 30, 2014, respectively.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received from our private equity real estate funds and were $4,744,000 and $11,247,000 for the three and six months ended June 30, 2014, respectively.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net consist of the net realized and unrealized appreciation in the fair value of our private equity real estate fund investments. Realized and unrealized gains, net were $33,750,000 and $79,917,000 for the three and six months ended June 30, 2014, respectively.

Fee and Other Income

Fee and other income was $6,400,000, for the three months ended June 30, 2014 and is comprised of (i) $4,059,000 of property management fees and (ii) $2,341,000 of construction and other fees.  Fee and other income was $11,582,000, for the six months ended June 30, 2014 and is comprised of (i) $8,015,000 of property management fees, (ii) $1,038,000 of acquisition and disposition fees and (iii) $2,529,000 of construction and other fees.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2014 represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $4,214,000 and $7,753,000 for the three and six months ended June 30, 2014, respectively.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2014 represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $2,899,000 and $5,566,000 for the three and six months ended June 30, 2014, respectively.

General and Administrative

General and administrative expenses were $4,363,000 and $12,448,000 for the three and six months ended June 30, 2014, respectively. General and administrative expenses include $644,000 and $1,228,000 of expense for the three and six months ended June 30, 2014, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “interest and other income, net.” Excluding these amounts, general and administrative expenses were $3,719,000 and $11,220,000 for the three and six months ended June 30, 2014, respectively.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $3,438,000 and $8,232,000 for the three and six months ended June 30, 2014, respectively.

Other Expenses

Other expenses were $2,634,000 and $3,901,000 for the three and six months ended June 30, 2014, respectively. Other expenses include acquisition pursuit costs, fund formation costs and capital raising costs.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $903,000 for the three months ended June 30, 2014 and is comprised of (i) $934,000 from our 50% share of the equity in net earnings of 712 Fifth Avenue, partially offset by (ii) a loss of $31,000 from our 50% share of the equity in net earnings of 1325 Avenue of the Americas.  Income from unconsolidated joint ventures was $2,035,000 for the six months ended June 30, 2014 and is comprised of (i) $2,024,000 from our 50% share of the equity in net earnings of 712 Fifth Avenue and (ii) $11,000 from our 50% share of the equity in net earnings of 1325 Avenue of the Americas.

Unrealized Gain (Loss) on Interest Rate Swaps

Unrealized gain (loss) on interest rate swaps was a loss of $354,000 and $196,000 for the three and six months ended June 30, 2014, respectively. These swaps relate to the debt of certain private equity real estate funds.

Interest and Other Income, net

Interest and other income, net was $997,000 and $1,706,000 for the three and six months ended June 30, 2014, respectively. Interest and other income includes $644,000 and $1,228,000 for the three and six months ended, respectively, from the mark-to-market of investments in the deferred compensation plan of our Predecessor, for which there is a corresponding increase in “general and administrative” expenses. Excluding these amounts, interest and other income was $353,000 and $478,000 for the three and six months ended June 30, 2014, respectively.

Interest and Debt Expense

Interest and debt expense included for the three and six months ended June 30, 2014 relates to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $7,988,000 and $15,787,000 for the three and six months ended June 30, 2014, respectively.

Income Tax Expense

Income tax expense was $3,842,000 and $7,105,000 for the three and six months ended June 30, 2014, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests in consolidated joint ventures and funds was $25,823,000 and $53,133,000 for the three and six months ended June 30, 2014 and represents net income attributable to the noncontrolling interests of the private equity real estate funds.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our $1.0 billion senior unsecured revolving credit facility, which could be increased to $1.250 billion, subject to certain conditions. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to shareholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Liquidity

As of June 30, 2015, we had $438,088,000 of cash and cash equivalents and $800,000,000 of borrowing capacity under our revolving credit facility, net of $200,000,000, which has been reserved under a letter of credit.  At June 30, 2015, our outstanding consolidated debt aggregated $2.853 billion.  None of this debt matures in 2015 and $926,260,000 matures in December 2016. We may refinance our maturing debt when it comes due or refinance or prepay it early depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On May 21, 2015, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the second quarter ending June 30, 2015, payable on July 15, 2015 to stockholders of record as of the close of business on June 30, 2015. This dividend policy, if continued, would require us to pay out approximately $25,000,000 each quarter to common stockholders and unitholders.

Development and Redevelopment Expenditures

We are in the process of redeveloping the lobby and retail space at One Market Plaza, including new entrances along Spear, Steuart and Mission streets as well as public seating.  The project, which is expected to be completed by the fall of 2015, is estimated to cost approximately $25,000,000, of which $11,234,000 has been expended as of June 30, 2015.

We are also in the process of redeveloping the public plaza at 1633 Broadway.  The project, which is expected to be completed by the fourth quarter of 2016, is estimated to cost approximately $15,000,000.

Off Balance Sheet Arrangements

As of June 30, 2015, our unconsolidated joint ventures had $270,514,000 of outstanding indebtedness, of which our share was $125,531,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of flood and earthquake shock. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2015, we believe we are in compliance with all of our covenants.

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

The Company – Six Months Ended June 30, 2015

Cash and cash equivalents were $438,088,000 and $438,599,000, at June 30, 2015 and December 31, 2014, respectively, a decrease of $511,000. The following table sets forth the changes in cash flow.

Six Months Ended
(Amount in thousands)	June 30, 2015
Net cash provided by (used in):
Operating activities	$62,326
Investing activities	(32,364)
Financing activities	(30,473)

Operating Activities

Six months ended June 30, 2015 – We generated $62,326,000 of cash from operating activities for the six months ended June 30, 2015, primarily from $76,283,000 of net income before noncash adjustments and $1,993,000 of distributions from unconsolidated joint ventures, partially offset by $15,950,000 from net changes in operating assets and liabilities. Noncash adjustments of $84,562,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, unrealized gain on interest rate swaps and changes in operating assets and liabilities was primarily due to additions to deferred charges.

Investing Activities

Six months ended June 30, 2015 – We used $32,364,000 of cash for investing activities for the six months ended June 30, 2015, primarily due to additions to rental properties of $41,914,000, partially offset by a decrease in restricted cash of $9,550,000.

Financing Activities

Six months ended June 30, 2015 – We used $30,473,000 of cash for financing activities for the six months ended June 30, 2015, primarily due to the payments of dividends to common shareholders and unitholders of $35,325,000 and distributions to noncontrolling interests of $5,673,000, partially offset by contributions from noncontrolling interests of $11,203,000.

Predecessor

Cash and cash equivalents were $173,757,000 and $307,161,000 at June 30, 2014 and December 31, 2013, respectively, a decrease of $133,404,000 for the three months ended June 30, 2014. The following table sets forth the changes in cash flow.

Six Months Ended
(Amount in thousands)	June 30, 2014
Net cash provided by (used in):
Operating activities	$(162,501)
Investing activities	(64,075)
Financing activities	93,172

Operating Activities

Six months ended June 30, 2014 – Our Predecessor used $162,501,000 of cash for operating activities for the six months ended June 30, 2014, primarily to fund real estate fund investments aggregating $164,181,000.

Investing Activities

Six months ended June 30, 2014 – Our Predecessor used $64,075,000 of cash for investing activities for the six months ended June 30, 2014. This was primarily due to a $64,650,000 acquisition by a consolidated private equity fund, which is accounted under the historical cost accounting rather than Investment Company accounting.

Financing Activities

Six months ended June 30, 2014 – Our Predecessor generated $93,172,000 of cash from financing activities for the three months ended June 30, 2014 primarily from contributions from noncontrolling interests aggregating $86,621,000 and loans issued by noncontrolling interests of $39,075,000, partially offset by an distributions to Predecessor shareholders of $21,070,000 and offering costs of $9,577,000.

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

The following table presents a reconciliation of net income (loss) to NOI and Cash NOI.

	The Company
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$3,148	$(8,279)
Add:
Depreciation and amortization	79,421	153,004
General and administrative expenses	9,133	21,746
Interest and debt expense	42,236	84,124
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	5,872
Acquisition and transaction related costs	2,336	3,475
Income tax expense	1,343	1,917
NOI of unconsolidated joint ventures	4,278	8,059
Less:
Income from real estate fund investments	(14,072)	(19,293)
Income from unconsolidated joint ventures	(2,011)	(2,986)
Fee income	(1,780)	(3,315)
Unrealized gain on interest rate swaps	(21,747)	(33,725)
Interest and other income, net	(512)	(1,366)
NOI	107,645	209,233
Less NOI attributable to noncontrolling interests in consolidated joint ventures	(15,193)	(28,812)
Pro rata share of NOI	$92,452	$180,421

NOI	$107,645	$209,233
Less:
Straight-line rent adjustments	(16,091)	(32,042)
Amortization of above and below-market leases, net	(872)	(1,762)
Prorata share of straight-line rent adjustments of unconsolidated joint ventures	48	89
Cash NOI	90,730	175,518
Less Cash NOI attributable to noncontrolling interests in consolidated joint ventures	(10,273)	(19,720)
Pro rata share of Cash NOI	$80,457	$155,798

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by National Association of Real Estate Investment Trusts, (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition, transaction and formation related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO.

	The Company
	Three Months Ended	Six Months Ended
(Amounts in thousands, except per share amounts)	June 30, 2015	June 30, 2015
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$3,148	$(8,279)
Real estate depreciation and amortization	79,421	153,004
Pro rata share of real estate depreciation and amortization of unconsolidated joint ventures	1,530	3,006
FFO	84,099	147,731
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(18,614)	(28,403)
Operating Partnership	(12,822)	(23,348)
FFO attributable to common shareholders	$52,663	$95,980
Per diluted share	$0.25	$0.45

FFO	$84,099	$147,731
Non-core (income) expense:
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	5,872
Acquisition and transaction related costs	2,336	3,475
Predecessor income tax true-up	721	721
Severance costs	-	3,315
Unrealized gains on interest rate swaps	(21,747)	(33,725)
Pro rata share of unrealized gains on interest rate swaps of unconsolidated joint ventures	(624)	(1,010)
Core FFO	70,657	126,379
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(13,065)	(20,356)
Operating Partnership	(11,277)	(20,745)
Core FFO attributable to common shareholders	$46,315	$85,278
Per diluted share	$0.22	$0.40

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718	212,106,718
Effect of dilutive securities	5,004	6,467
Denominator for FFO per diluted share	212,111,722	212,113,185

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

The following table summarizes our total consolidated indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	2015			2014
(Amounts in thousands, except per share amount)	Balance at June 30,	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance at December 31,	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$222,283	1.64%	$2,223	$222,283	1.49%
Fixed rate	2,046,702	5.84%	-	2,046,582	5.79%
	$2,268,985	5.43%	$2,223	$2,268,865	5.37%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.03%	$558	$10,750	2.71%
Fixed rate	69,781	5.74%	-	112,500	5.65%
	$125,531	4.09%	$558	$123,250	5.39%

Noncontrolling interests' share of above			(545)
Total change in annual net income			$2,236
Per diluted share			$0.01

As of June 30, 2015, our interest rate swaps had a fair value that resulted in a net liability of $160,473,000.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2015, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There were no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	August 13, 2015	By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President
(Albert Behler)

Date:	August 13, 2015	By:	/s/ Michael Walsh	Executive Vice President, Chief Financial Officer and Treasurer
(Michael Walsh)

Date:	August 13, 2015	By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer
(Wilbur Paes)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.53†	Form of Paramount Group, Inc. Performance LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 1, 2015.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.
†	Management contract or compensation arrangement.