Form 10-Q
period 2015-09-30
Paramount Group, Inc.
filed 2015-11-12
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

As of November 2, 2015, there were 212,111,937 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)	The Company
ASSETS	September 30, 2015	December 31, 2014
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,567,789	5,488,168
	7,609,860	7,530,239
Accumulated depreciation and amortization	(202,105)	(81,050)
Rental property, net	7,407,755	7,449,189
Real estate fund investments	336,393	323,387
Investments in unconsolidated joint ventures	6,537	5,749
Cash and cash equivalents	418,095	438,599
Restricted cash	92,696	55,728
Marketable securities	20,365	20,159
Deferred rent receivable	58,117	8,267
Accounts and other receivables, net of allowance of $365 and $333 in 2015 and 2014, respectively	12,313	7,692
Deferred charges, net of accumulated amortization of $14,311 and $10,859 in 2015 and 2014, respectively	54,467	39,165
Intangible assets, net of accumulated amortization of $116,935 and $20,509 in 2015 and 2014, respectively	546,432	669,385
Other assets	33,636	13,121
Total assets	$8,986,806	$9,030,441

LIABILITIES AND EQUITY
Mortgages and notes payable	$2,853,735	$2,852,287
Credit facility	-	-
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	44,822	42,195
Accounts payable and accrued expenses	97,157	93,472
Dividends and distributions payable	25,066	-
Deferred income taxes	2,560	2,861
Interest rate swap liabilities	163,301	194,196
Intangible liabilities, net of accumulated amortization of $29,730 and $3,757 in 2015 and 2014, respectively	193,042	219,228
Other liabilities	44,958	43,950
Total liabilities	3,451,940	3,475,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 212,111,937 and 212,106,718 shares in 2015 and 2014, respectively	2,122	2,122
Additional paid-in-capital	3,893,984	3,851,432
Earnings (less than) in excess of distributions	(24,874)	57,308
Accumulated other comprehensive loss	(15,389)	-
Paramount Group, Inc. equity	3,855,843	3,910,862
Noncontrolling interests in:
Consolidated joint ventures and funds	781,343	685,888
Operating Partnership (51,660,088 and 51,543,993 units outstanding in 2015 and 2014, respectively)	897,680	958,203
Total equity	5,534,866	5,554,953
Total liabilities and equity	$8,986,806	$9,030,441

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands, except share and per share amounts)	September 30, 2015	September 30, 2015
REVENUES:
Rental income	$146,470	$435,630
Tenant reimbursement income	14,405	39,956
Fee and other income	6,851	16,294
Total revenues	167,726	491,880
EXPENSES:
Operating	63,354	183,019
Depreciation and amortization	70,654	223,658
General and administrative	6,666	28,412
Acquisition and transaction related costs	485	9,832
Total expenses	141,159	444,921
Operating income	26,567	46,959
Income from real estate fund investments	10,933	30,226
Income from unconsolidated joint ventures	1,458	4,444
Unrealized gains on interest rate swaps	15,772	49,497
Interest and other income (loss), net	(1,763)	(397)
Interest and debt expense	(42,821)	(126,945)
Net income before income taxes	10,146	3,784
Income tax expense	(789)	(2,706)
Net income	9,357	1,078
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(7,969)	(17,641)
Operating Partnership	(272)	3,239
Net income (loss) attributable to common stockholders	$1,116	$(13,324)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.01	$(0.06)
Weighted average shares outstanding	212,106,718	212,106,718

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.01	$(0.06)
Weighted average shares outstanding	212,108,079	212,106,718

DIVIDENDS PER COMMON SHARE	$0.095	$0.324	(1)

(1) Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ending on December 31, 2014

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	The Predecessor
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2014
REVENUES:
Rental income	$8,775	$25,087
Tenant reimbursement income	370	1,266
Distributions from real estate fund investments	5,086	16,333
Realized and unrealized gains, net	43,233	123,150
Fee and other income	13,928	25,510
Total revenues	71,392	191,346
EXPENSES:
Operating	4,431	12,184
Depreciation and amortization	2,982	8,548
General and administrative	5,630	18,078
Profit sharing compensation	3,392	11,624
Other	1,271	5,172
Total expenses	17,706	55,606
Operating income	53,686	135,740
Income from unconsolidated joint ventures	1,777	3,812
Unrealized loss on interest rate swaps	(477)	(673)
Interest and other income, net	1	1,707
Interest and debt expense	(8,015)	(23,802)
Net income before income taxes	46,972	116,784
Income tax expense	(820)	(7,925)
Net income	46,152	108,859
Net income attributable to noncontrolling interests	(33,248)	(86,381)
Net income attributable to the Predecessor	$12,904	$22,478

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Net income	$9,357	$1,078
Other comprehensive (loss) income:
Change in value of interest rate swaps	(18,602)	(18,602)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	78	(535)
Comprehensive loss	(9,167)	(18,059)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(7,969)	(17,641)
Operating Partnership	3,356	6,987
Comprehensive loss attributable to common stockholders	$(13,780)	$(28,713)

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares						Noncontrolling Interests in
(Amounts in thousands)	Shares	Amount	Additional Paid in Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Predecessor Shareholders' Equity	Consolidated Joint Ventures and Funds	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2013	-	$-	$-	$-	$-	$321,769	$1,703,675	$-	$2,025,444
Net income	-	-	-	-	-	22,478	86,381	-	108,859
Contributions	-	-	-	-	-	9,188	213,812	-	223,000
Distributions	-	-	-	-	-	(53,206)	(139,282)	-	(192,488)
Balance as of September 30, 2014	-	$-	$-	$-	$-	$300,229	$1,864,586	$-	$2,164,815

The Company
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$685,888	$958,203	$5,554,953
Net (loss) income	-	-	-	(13,324)	-	-	17,641	(3,239)	1,078
Common shares and units issued under Omnibus share plan	5	-	(2,131)	-	-	-	-	2,131	-
Dividends and distributions	-	-	-	(68,724)	-	-	-	(16,738)	(85,462)
Contributions from noncontrolling interests	-	-	-	-	-	-	133,111	-	133,111
Distributions to noncontrolling interests	-	-	-	-	-	-	(54,975)	-	(54,975)
Change in value of interest rate swaps	-	-	-	-	(14,959)	-	-	(3,643)	(18,602)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(430)	-	-	(105)	(535)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	1,172	-	-	-	-	5,052	6,224
Other	-	-	(470)	(134)	-	-	(322)	-	(926)
Balance as of September 30, 2015	212,112	$2,122	$3,893,984	$(24,874)	$(15,389)	$-	$781,343	$897,680	$5,534,866

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	The Company	The Predecessor
	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,078	$108,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	223,658	8,548
Unrealized (gains) losses on interest rate swaps	(49,497)	673
Straight-lining of rental income	(49,859)	135
Realized and unrealized gains, net, on real estate fund investments	(15,363)	(123,150)
Income from unconsolidated joint ventures	(4,444)	(3,812)
Distributions of income from unconsolidated joint ventures	3,102	2,039
Amortization of above and below-market leases, net	(3,239)	-
Amortization of deferred financing costs	1,754	325
Realized and unrealized losses (gains) on marketable securities	1,087	(1,082)
Non-cash stock based compensation expense	6,224	-
Other non-cash adjustments	5,100	5,371
Changes in operating assets and liabilities:
Restricted cash	(11,290)	(2,214)
Real estate fund investments	2,357	(34,515)
Accounts and other receivables	(4,621)	(12,377)
Deferred charges	(18,754)	600
Other assets	(21,441)	(980)
Accounts payable and accrued expenses	(8,343)	(2,523)
Profit sharing payable	-	(2,689)
Deferred income taxes	(301)	15,904
Other liabilities	1,008	6
Net cash provided by (used in) operating activities	58,216	(40,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of, and additions to, rental properties	(68,484)	(65,637)
Changes in restricted cash	(26,971)	(12)
Distributions of capital from unconsolidated joint ventures	19	1,329
Net cash used in investing activities	(95,436)	(64,320)

See notes to combined consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	The Company	The Predecessor
	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interests	133,111	213,812
Dividends paid to common stockholders and unitholders	(60,396)	-
Distributions to noncontrolling interests	(54,975)	(139,282)
Repayment of mortgage notes and loans payable	(1,024)	(1,877)
Contributions from Predecessor shareholders	-	9,188
Distributions to Predecessor shareholders	-	(53,206)
Proceeds from loans payable to noncontrolling interests	-	39,075
Offering costs	-	(15,063)
Net cash provided by financing activities	16,716	52,647

Net decrease in cash and cash equivalents	(20,504)	(52,555)
Cash and cash equivalents at beginning of period	438,599	307,161
Cash and cash equivalents at end of period	$418,095	$254,606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$119,278	$17,000
Cash payments for income taxes, net of refunds	$1,968	$6,039

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$25,066	$-
Change in value of forward interest rate swap	18,602	-
Additions to real estate included in accounts payable and accrued expenses	12,028	-
(Purchases) sale of marketable securities	(1,293)	6,681

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

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of September 30, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that had an occupancy rate of 91.1%.

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

We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of September 30, 2015.

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

       The following fund was formed to acquire, develop and manage the residential development project at 75 Howard Street:

•	Paramount Group Residential Development Fund, LP (“Residential Fund”)

The following funds are collectively referred to herein as the “Alternative Investment Funds”:

•	Paramount Group Real Estate Special Situations Fund, L.P. (“PGRESS”)
•	Paramount Group Real Estate Special Situations Fund–H, L.P. (“PGRESS–H”)
•	Paramount Group Real Estate Special Situations Fund–A, L.P. (“PGRESS–A”)
•	Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”)

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Literature

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  In August 2015, the FASB issued an update (“ASU 2015-15”) Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting. ASU 2015-15 clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of these updates on January 1, 2016 will not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued an update (“ASU 2015-16”) Simplifying the Accounting for Measurement-Period Adjustments to ASC Topic 805, Business Combinations. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Real Estate Fund Investments

Real estate fund investments are presented at fair value on our consolidated balance sheets and are comprised of (i) Property Funds and (ii) Alternative Investment Funds.

The Company

Below is a summary of the fair value of fund investments on our consolidated balance sheets.

(Amounts in thousands)	As of
Balance Sheet	September 30, 2015	December 31, 2014
Real Estate Fund Investments:
Property Funds	$195,262	$183,216
Alternative Investment Funds	141,131	140,171
Total	$336,393	$323,387

Below is a summary of the income from fund investments on our consolidated statements of income.

(Amounts in thousands)	Three Months Ended	Nine Months Ended
Income Statement	September 30, 2015	September 30, 2015
Investment income	$3,445	$10,793
Investment expenses	239	430
Net investment income	3,206	10,363
Net realized gains	11,955	11,955
Previously recorded unrealized gains on exited investments	(6,790)	(6,058)
Net unrealized gains	2,562	13,966
Income from real estate fund investments	$10,933	$30,226

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City, Washington, D.C. and San Francisco.  As of September 30, 2015, the Property Funds were comprised of (i) Fund II, (ii) Fund III, (iii) Fund VII and (iv) Fund VII-H.

The following is a summary of the investments of our Property Funds.

		As of September 30, 2015
	% Ownership	60 Wall Street	One Market Plaza		50 Beale Street
Fund II	10.0%	46.3%	-		-
Fund III	3.1%	16.0%	2.0%		-
Fund VII/VII-H	7.2%	-	-		42.8%
Total Property Funds		62.3%	2.0%		42.8%
Other Investors		37.7%	98.0%	(1)	57.2%
Total		100.0%	100.0%		100.0%

(1)	Includes a 49.0% direct ownership interest held by us.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of September 30, 2015, the Alternative Investment Funds were comprised of (i) PGRESS, (ii) PGRESS-H, (iii) PGRESS-A and (iv) Fund VIII, which had an aggregate of $580,200,000 of committed capital, of which we have invested $86,600,000.

On September 1, 2015, PGRESS and PGRESS-H redeemed their preferred equity investment in One Court Square for $42,475,000 resulting in a realized gain on the investment of $7,455,000.

On September 30, 2015, Fund VIII made a $40,000,000 mezzanine loan secured by the equity interests in the owner of 1440 Broadway, a 751,546 square foot office and retail property located in Manhattan. The loan bears interest at LIBOR plus 600 bps, matures in October 2019 and has a one-year extension option. The loan is subordinate to $265,000,000 of other debt.

The following is a summary of the investments of our Alternative Investment Funds.

(Amounts in thousands)%			Interest/		As of
Fund	Investment Type	Ownership	Dividend Rate	Initial Maturity	September 30, 2015	December 31, 2014
Fund VIII	Mezzanine Loans	1.7%	6.0% - 8.3%	Oct-2019 - Jan-2022	$86,813	$45,947
PGRESS Funds	Preferred Equity Investments	4.9%	10.3%	Apr-2017 - Feb-2019	54,318	94,224
					$141,131	$140,171

The Predecessor

Below is a summary of realized and unrealized gains from real estate fund investments on our consolidated statement of income.

(Amounts in thousands)	Three Months Ended	Nine Months Ended
Income Statement	September 30, 2014	September 30, 2014
Realized gains on real estate fund investments	$33,432	$33,432
Unrealized gains on real estate fund investments	9,801	89,718
Realized and unrealized gains, net	$43,233	$123,150

Asset Management Fees

Our predecessor earned asset management fees from the Funds it managed. Asset management fees and expenses related to Funds included in the combined consolidated statements of income are eliminated in combination and consolidation. The limited partners’ share of such fees are reflected as a reduction of net income attributable to noncontrolling interests, which results in a corresponding increase in net income attributable to our Predecessor.

Below is a summary of the asset management fees earned by our Predecessor.

(Amounts in thousands)	Three Months Ended	Nine Months Ended
Income Statement	September 30, 2014	September 30, 2014
Gross asset management fees	$7,795	$22,731
Eliminated fees(1)	(210)	(991)
Net asset management fees	$7,585	$21,740

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner interest in each of the Funds.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the income statements for the three and nine months ended September 30, 2014 for each of the Property Funds’ underlying investments.

(Amounts in thousands)	Property Funds' Underlying Investments for the Three Months Ended September 30, 2014
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$39,105	$8,708	$19,885	$30,117	$17,555	$1,469	$2,027	$51	$2,639
Tenant reimbursement income	4,667	800	1,601	2,488	346	475	962	2	214
Fee and other income	1,214	198	489	870	504	16	45	9	-
Total revenue	44,986	9,706	21,975	33,475	18,405	1,960	3,034	62	2,853
Expenses:
Building operating	15,441	4,249	6,424	13,113	7,264	1,161	1,303	1,231	1,415
Related party management fees	768	262	353	427	191	54	68	19	91
Operating	16,209	4,511	6,777	13,540	7,455	1,215	1,371	1,250	1,506
Depreciation and amortization	3,234	1,318	8,886	12,342	8,641	-	998	-	1,400
General and administrative	23	6	25	45	170	(4)	(3)	340	(30)
Total expenses	19,466	5,835	15,688	25,927	16,266	1,211	2,366	1,590	2,876
Operating income (loss)	25,520	3,871	6,287	7,548	2,139	749	668	(1,528)	(23)
Unrealized gain on interest rate swaps	10,946	2,833	4,261	4,441	10,765	-	-	-	-
Interest and debt expense	(13,005)	(3,735)	(5,622)	(15,699)	(13,491)	(945)	(1,129)	(1,489)	(1,277)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(17)	-	(5)	-
Net income (loss) before taxes	23,461	2,969	4,926	(3,710)	(587)	(213)	(461)	(3,022)	(1,300)
Income tax benefit (expense)	-	-	-	-	-	22	97	-	21
Net income (loss)	$23,461	$2,969	$4,926	$(3,710)	$(587)	$(191)	$(364)	$(3,022)	$(1,279)

(Amounts in thousands)	Property Funds' Underlying Investments for the Nine Months Ended September 30, 2014
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$112,075	$26,472	$56,106	$83,866	$53,678	$5,198	$6,071	$127	$7,939
Tenant reimbursement income	10,580	2,314	4,090	6,922	1,007	1,659	3,069	5	1,041
Fee and other income	2,438	810	3,104	2,527	2,548	39	101	19	-
Total revenues	125,093	29,596	63,300	93,315	57,233	6,896	9,241	151	8,980
Expenses:
Building operating	42,320	12,332	17,941	38,801	21,265	3,329	3,908	3,454	4,319
Related party management fees	2,253	787	1,008	1,264	585	186	209	21	275
Operating	44,573	13,119	18,949	40,065	21,850	3,515	4,117	3,475	4,594
Depreciation and amortization	8,801	5,049	19,960	30,897	26,327	-	2,921	-	4,193
General and administrative	33	37	59	96	464	12	13	739	84
Total expenses	53,407	18,205	38,968	71,058	48,641	3,527	7,051	4,214	8,871
Operating income (loss)	71,686	11,391	24,332	22,257	8,592	3,369	2,190	(4,063)	109
Unrealized gain on interest rate swaps	23,891	5,768	8,549	10,566	21,209	-	-	-	-
Interest and debt expense	(38,630)	(11,088)	(16,691)	(46,248)	(40,563)	(2,835)	(3,386)	(3,697)	(3,797)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(506)	-	(535)	-
Net income (loss) before taxes	56,947	6,071	16,190	(13,425)	(10,762)	28	(1,196)	(8,295)	(3,688)
Income tax (expense) benefit	-	-	-	-	-	(4)	279	-	(2,294)
Net income (loss)	$56,947	$6,071	$16,190	$(13,425)	$(10,762)	$24	$(917)	$(8,295)	$(5,982)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.     Investments in Unconsolidated Joint Ventures

The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2015 and December 31, 2014.

	%
	Ownership at	As of
(Amounts in thousands)	September 30, 2015	September 30, 2015	December 31, 2014
Investments:
712 Fifth Avenue	50.0%	$3,038	$1,697
Oder-Center, Germany	9.5%	3,499	4,052
		$6,537	$5,749

The following table summarizes income from unconsolidated joint ventures for the three and nine months ended September 30, 2015 and 2014.

	%	The Company		The Predecessor
	Ownership at	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Our share of Net Income (Loss):
712 Fifth Avenue	50.0%	$1,433	$4,358	$1,845	$3,869
1325 Avenue of the Americas	n/a	-	-	(68)	(57)
900 Third Avenue (1)	n/a	-	-	-	-
Oder-Center (2)	9.5%	25	86	-	-
		$1,458	$4,444	$1,777	$3,812

(1)

As of September 30, 2014, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses were utilized.

(2)	We account for our interest in Oder-Center on a one quarter lag basis.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

As of September 30, 2015, we own a 50.0% interest in a joint venture that owns 712 Fifth Avenue, which is accounted under the equity method.  The following tables summarize 712 Fifth Avenue’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets	September 30, 2015	December 31, 2014
Rental property, net	$214,741	$221,827
Other assets	42,418	46,126
Total assets	$257,159	$267,953

Mortgage and notes payable	$246,500	$246,500
Other liabilities	16,843	30,321
Total liabilities	263,343	276,821
Equity (1)	(6,184)	(8,868)
Total liabilities and equity	$257,159	$267,953

(1)   The carrying amount of our investment in 712 Fifth Avenue is greater than our share of 712 Fifth Avenue's equity by approximately $6,131.  This basis difference resulted from distributions in excess of the net earnings of 712 Fifth Avenue.

	The Company		The Predecessor
(Amounts in thousands)	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Income Statements	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Rental income	$12,575	$37,021	$11,920	$34,609
Tenant reimbursement income	1,059	3,795	1,116	3,385
Fee and other income	287	910	250	888
Total revenue	13,921	41,726	13,286	38,882

Operating	5,500	17,557	5,852	17,178
Depreciation and amortization	2,945	8,829	2,743	8,268
General and administrative	-	-	45	100
Total expenses	8,445	26,386	8,640	25,546
Operating income	5,476	15,340	4,646	13,336
Unrealized gain on interest rate swaps	74	2,094	2,692	5,337
Interest and other income, net	3	8	-	-
Interest and debt expense	(2,687)	(8,726)	(3,650)	(10,936)
Net income	$2,866	$8,716	$3,688	$7,737

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Intangible Assets and Liabilities

The following summarizes our intangible assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of September 30, 2015 and December 31, 2014.

	As of
(Amounts in thousands)	September 30, 2015	December 31, 2014
Intangible assets:
Gross amount	$663,367	$689,894
Accumulated amortization	(116,935)	(20,509)
	$546,432	$669,385
Intangible liabilities:
Gross amount	$222,772	$222,985
Accumulated amortization	(29,730)	(3,757)
	$193,042	$219,228

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $1,477,000 and $3,239,000 for the three and nine months ended September 30, 2015, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$20,130
2017	6,926
2018	8,832
2019	8,051
2020	6,677

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $29,376,000 and $100,006,000 for the three and nine months ended September 30, 2015, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows.

(Amounts in thousands)
2016	$87,347
2017	55,475
2018	49,128
2019	44,516
2020	39,002

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Debt

The following is a summary of our outstanding debt.

			Interest Rate at	Balance at
(Amounts in thousands)	Maturity Date	Fixed/Variable Rate	September 30, 2015	September 30, 2015	December 31, 2014
Mortgages and notes payable
1633 Broadway
	Dec-2016	Fixed (1)	6.10%	$772,100	$772,100
	Dec-2016	Variable	1.62%	154,160	154,160
			5.35%	926,260	926,260
900 Third Avenue
	Nov-2017	Fixed (1)	5.35%	255,000	255,000
	Nov-2017	Variable	1.78%	19,337	19,337
			5.10%	274,337	274,337
31 West 52nd Street (64.2% interest)
	Dec-2017	Fixed (1)	5.74%	337,500	337,500
	Dec-2017	Variable	1.70%	75,990	75,990
			5.00%	413,490	413,490
One Market Plaza (49.0% interest)	Dec-2019	Fixed (1)	6.14%	856,183	853,711
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	89,465	90,489
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total mortgages and notes payable			5.50%	$2,853,735	$2,852,287

(1)  Represents loans with variable interest rates that have been fixed by interest rate swaps (See Note 7, Derivative Instruments and Hedging Activities).

Revolving Credit Facility

As of September 30, 2015, there were no amounts outstanding under our senior unsecured revolving credit facility and $200,000,000 was reserved under a letter of credit.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.     Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC 815, are recorded on our balance sheet at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification as either fair value hedges or cash flow hedges.

Interest Rate Swaps – Non-designated Hedges

As of September 30, 2015, we had 23 interest rate swaps with an aggregate notional amount of $2.2 billion that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. In the three and nine months ended September 30, 2015, we recognized unrealized gains of $15,772,000 and $49,497,000, respectively, from the changes in the fair value of these interest rate swaps.  The table below provides additional details on our interest rate swaps that are not designated as hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2015	December 31, 2014
(Amounts in thousands)
1633 Broadway	$772,100	Dec-2006 to Jun-2008	Dec-2016	4.92%	$40,043	$60,191
900 Third Ave	255,000	Nov-2007 to Nov-2012	Nov-2015 to Nov-2017	4.15%	14,495	19,158
31 W 52nd Street	337,500	Dec-2007 to Dec-2012	Dec-2015 to Dec-2017	4.49%	22,114	28,748
One Market Plaza	840,000	Aug-2007 to Aug-2012	Aug-2017	5.02%	68,047	86,099
Total interest rate swap liabilities related to non-designated hedges					$144,699	$194,196

Interest Rate Swaps – Designated as Cash Flow Hedges

On September 16, 2015, we entered into three forward starting interest rate swaps with an aggregate notional amount of $1.0 billion in advance of the anticipated refinancing of the mortgage debt at 1633 Broadway. These interest rate swaps are designated as cash flow hedges. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive income (outside of earnings).  In the three and nine months ended September 30, 2015, we recognized other comprehensive losses of $18,602,000 from the changes in the fair value of these interest rate swaps. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2015	December 31, 2014
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec-2015	Dec-2020 to Dec-2022	1.79%	$18,602	$-
Total interest rate swap liabilities related to cash flow hedges					$18,602	$-

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.     Accumulated Other Comprehensive Income (“AOCI”)

The following tables set forth the changes in accumulated other comprehensive income (loss) by component.

(Amounts in thousands)	Total	Pro rata share of OCI of unconsolidated joint ventures	Change in value of interest rate swaps
For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$(493)	$(493)	$-
OCI before reclassifications (1)	(14,896)	63	(14,959)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(14,896)	63	(14,959)
Balance as of September 30, 2015	$(15,389)	$(430)	$(14,959)

For the Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$-	$-	$-
OCI before reclassifications (1)	(15,389)	(430)	(14,959)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(15,389)	(430)	(14,959)
Balance as of September 30, 2015	$(15,389)	$(430)	$(14,959)

(1) Net of amounts attributable to the noncontrolling interests in the Operating Partnership.

9.     Noncontrolling Interests

Consolidated Joint Ventures and Funds

Noncontrolling interests in consolidated joint ventures and funds consists of (i) equity interests in properties that are not wholly owned by us but are consolidated into our financial results because we exercise control over the entities that own such properties and (ii) equity interests in funds that are consolidated into our financial results because we are the sole general partner of such Funds.  As of September 30, 2015 and December 31, 2014, noncontrolling interests in consolidated joint ventures and funds on our consolidated balance sheets aggregated $781,343,000 and $685,888,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of September 30, 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $897,680,000 and a redemption value of $867,889,000.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Variable Interest Entities (“VIEs”)

As of September 30, 2015 and December 31, 2014, we held variable interests in PGRESS-A, PGRESS-H, Residential Fund Feeder and Fund VII-H, which were determined to be VIEs. We are required to consolidate our interests in these entities because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity. The table below summarizes the assets and liabilities of these entities. The liabilities are secured only by the assets of the entities, and are non-recourse to us.

	Balance as of
(Amounts in thousands)	September 30, 2015	December 31, 2014
Investments, at fair value	$16,854	$17,136
Investments, at cost	63,587	63,550
Cash and restricted cash	871	4,976
Accounts and other receivables	454	-
Total VIE assets	$81,766	$85,662

Loans payable to noncontrolling interests	$44,822	$42,195
Other liabilities	309	131
Total VIE liabilities	$45,131	$42,326

11.	Fair Value Measurements

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Assets and Liabilities measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consists of (i) real estate fund investments, (ii) marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets) and (iii) interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at September 30, 2015 and December 31, 2014, based on their levels in the fair value hierarchy.

	As of September 30, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3

Real estate fund investments:
Investments in Property Funds	$195,262	$-	$-	$195,262
Investments in Alternative Investment Funds	141,131	-	-	141,131
Total real estate fund investments	336,393	-	-	336,393
Marketable securities	20,365	20,365	-	-
Total assets	$356,758	$20,365	$-	$336,393

Interest rate swap liabilities	$163,301	-	$163,301	-
Total liabilities	$163,301	$-	$163,301	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$183,216	$-	$-	$183,216
Investments in Alternative Investment Funds	140,171	-	-	140,171
Total real estate fund investments	323,387	-	-	323,387
Marketable securities	20,159	20,159	-	-
Total assets	$343,546	$20,159	$-	$323,387

Interest rate swap liabilities	$194,196	-	$194,196	-
Total liabilities	$194,196	$-	$194,196	$-

Property Funds

At September 30, 2015, the Property Funds had three investments.  These investments are classified as Level 3.  We obtain third party appraisals at least annually.  We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 10.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property is calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment is calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at September 30, 2015 and December 31, 2014.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of September 30, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Discount rates	7.00%	7.00%	6.50% - 7.25%	6.83%
Terminal capitalization rates	5.00% - 6.00%	5.55%	5.50% - 6.00%	5.72%

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

Alternative Investment Funds

At September 30, 2015, the investments in the Alternative Investment Funds were comprised of mezzanine loans and preferred equity investments. These investments are classified as Level 3. Estimates of the fair value of these investments are determined by the standard practice of modeling the contractual cash flows required and discounting it back to its present value at the appropriate risk adjusted interest rate. The balances are updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments include credit spreads and preferred returns.  Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Preferred return	7.32% - 11.10%	9.14%	8.50% - 14.00%	11.07%

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, for the three and nine months ended September 30, 2015 and 2014.

	The Company		The Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Beginning balance	$335,545	$323,387	$2,402,987	$2,158,889
Purchases	40,096	40,118	91,995	256,176
Sales	(42,475)	(42,475)	(221,661)	(221,661)
Net realized gains	7,455	7,455	33,432	33,432
Previously recorded unrealized gains on exited investments	(6,790)	(6,058)	-	-
Net unrealized gains	2,562	13,966	9,801	89,718
Ending Balance	$336,393	$336,393	$2,316,554	$2,316,554

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Interest Rate Swaps

Interest rate swaps are valued by a third-party specialist. The valuation of these interest rate swaps is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the interest rate swaps and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Interest rate swaps are classified as Level 2.

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

The following is a summary of the carrying amounts and fair value of these financial instruments as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$36,408	$36,408	$401,215	$401,215
Total Assets	$36,408	$36,408	$401,215	$401,215

	As of September 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage and notes payable	$2,853,735	$2,802,234	$2,852,287	$2,796,842
Total Liabilities	$2,853,735	$2,802,234	$2,852,287	$2,796,842

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company		The Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Fee income
Property management fees	$1,559	$4,274	$3,615	$11,630
Acquisition and disposition fees	400	400	6,270	7,308
Construction fees	36	147	1,872	4,302
Other fees	90	579	2,171	2,270
Total fee income	2,085	5,400	13,928	25,510
Other income (1)	4,766	10,894	-	-
Total fee and other income	$6,851	$16,294	$13,928	$25,510

(1)	Other income is primarily comprised of (i) tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses and (ii) lease termination income.

13.	Interest and Other Income

The following table sets forth the details of interest and other income.

	The Company		The Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Mark-to-market of investments in our deferred compensation plans (1)	$(1,940)	$(845)	$(146)	$1,082
Interest and other income	177	448	147	625
Total interest and other income (loss)	$(1,763)	$(397)	$1	$1,707

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expenses.

14.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	The Company		The Predecessor
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
Interest and debt expense	$42,237	$125,191	$7,906	$23,477
Amortization of deferred financing costs	584	1,754	109	325
Total interest and debt expense	$42,821	$126,945	$8,015	$23,802

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Incentive Compensation

       Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of September 30, 2015, we have 14,375,241 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.  Stock based compensation for the three and nine months ended September 30, 2015 was $1,613,000, and $6,018,000, respectively. The nine months ended September 30, 2015 includes $1,861,000 of expense related to the acceleration of vesting of the stock awards in connection with a separation agreement and release.

On April 1, 2015, the compensation committee (the “Compensation Committee”) of the board of directors approved the Company’s 2015 Performance Program (the “2015 Performance Program”), a multi-year performance-based equity compensation program. The purpose of the 2015 Performance Program is to further align the interests of the Company’s stockholders with that of management by encouraging the Company’s senior officers to create stockholder value in a “pay for performance” structure.  Under the 2015 Performance Program, participants may earn awards in the form of LTIP Units of the Operating Partnership based on the Company’s total return to stockholders (“TRS”) over a three-year performance measurement period beginning on April 1, 2015 and continuing through March 31, 2018, on both an absolute basis and relative basis. One-half of the award is earned if the Company outperforms a predetermined absolute TRS and the other half is earned if the Company outperforms a predetermined relative TRS. Specifically, participants begin to earn awards under the 2015 Performance Program if the Company’s TRS for the performance measurement  period equals or exceeds 21% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 100 basis points on a relative basis, and awards will be fully earned if the Company’s TRS for the performance measurement period equals or exceeds 40% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 700 basis points on a relative basis. Participants will not earn any awards under the 2015 Performance Program if the Company’s TRS during the performance measurement period does not meet these minimum thresholds. The number of LTIP Units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive per unit distribution equal to one-tenth of the per share dividends otherwise payable to the Company’s common stockholders with respect to their LTIP Units. If the LTIP Units are ultimately earned based on the achievement of the designated performance objectives, participants will receive cash or additional LTIP Units based on the amount the participants would have received if per unit distributions during the performance measurement period for the earned LTIP Units had equaled per share dividends paid to the Company’s common stockholders less the amount of distributions participants actually received during the performance measurement period.

If the designated performance objectives are achieved, awards earned under the 2015 Performance Program will also be subject to vesting based on continued employment with the Company through April 1, 2020, with 50% of each award vesting following the conclusion of the performance period, and 25% vesting on each of April 1, 2019 and April 1, 2020. The fair value of awards granted under the 2015 Performance Program on the date of grant was $7,930,000 and is being amortized into expense over the five-year vesting period using a graded vesting attribution method.

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

The 1993 Plan had a balance of $27,894,000 and $28,148,000 as of September 30, 2015 and December 31, 2014, respectively.

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

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2015	September 30, 2015
Numerator:
Net income (loss) attributable to Paramount Group, Inc. - basic and diluted	$1,116	$(13,324)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	212,107	212,107
Effect of dilutive employee stock options and restricted share awards (1)	1	-
Denominator for diluted income (loss) per share - weighted average shares	212,108	212,107

Income (loss) per share - basic and diluted	$0.01	$(0.06)

(1)  The effect of dilutive securities in the three and nine months ended September 30, 2015 excludes an aggregate of 53,360 and 53,252 weighted average share equivalents, respectively, as their effect was anti-dilutive.

17.	Related Party

Due to Affiliates

As of September 30, 2015 and December 31, 2014, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity owned by Maren Otto, Katharina Otto-Bernstein and Alexander Otto, and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of the Formation Transactions. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.

Related Party Transactions

In the three months ended September 30, 2015, certain of the Property Funds that were controlled by our Predecessor, received an aggregate of $5,482,000 (of which our share was $121,000), for the reimbursement of certain costs and expenses, from CNBB-RDF Holdings, LP.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Commitments and Contingencies

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2015, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our partner in the joint venture that owns 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after the four-year anniversary of the sale of its interest in 718 Fifth Avenue (i.e., September 10, 2018) upon 12 months written notice with the actual purchase occurring no earlier than the five-year anniversary of such sale (i.e., September 10, 2019). If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property that will be held by our joint venture partner following the sale of its interest to our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Segments Disclosure

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

The following tables provide selected results for each reportable segment for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total

Income Statement Data:
Revenues
Rental income	$145,711	$759	$146,470
Tenant reimbursement income	14,405	-	14,405
Fee and other income	4,767	2,084	6,851
Total revenues	164,883	2,843	167,726
Total expenses	134,667	6,492	141,159
Operating income (loss)	30,216	(3,649)	26,567
Income from real estate fund investments	-	10,933	10,933
Income from unconsolidated joint ventures	1,433	25	1,458
Unrealized gains on interest rate swaps	15,772	-	15,772
Interest and other (loss) income, net	119	(1,882)	(1,763)
Interest and debt expense	(41,811)	(1,010)	(42,821)
Net income before income taxes	5,729	4,417	10,146
Income tax (expense) benefit	275	(1,064)	(789)
Net income	6,004	3,353	9,357
Add:
Depreciation and amortization	70,366	288	70,654
General and administrative	-	6,666	6,666
Interest and debt expense	41,811	1,010	42,821
Acquisition and transaction related costs	-	485	485
Income tax (expense) benefit	(275)	1,064	789
Net Operating Income from unconsolidated joint ventures	4,210	93	4,303
Less:
Income from real estate fund investments	-	(10,933)	(10,933)
Income from unconsolidated joint ventures	(1,433)	(25)	(1,458)
Fee income	-	(2,085)	(2,085)
Unrealized gains on interest rate swaps	(15,772)	-	(15,772)
Interest and other (loss) income, net	(119)	1,882	1,763
Net Operating Income (1)	$104,792	$1,798	$106,590

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total

Income Statement Data:
Revenues
Rental income	$433,537	$2,093	$435,630
Tenant reimbursement income	39,956	-	39,956
Fee and other income	10,890	5,404	16,294
Total revenues	484,383	7,497	491,880
Total expenses	408,319	36,602	444,921
Operating income (loss)	76,064	(29,105)	46,959
Income from real estate fund investments	-	30,226	30,226
Income from unconsolidated joint ventures	4,358	86	4,444
Unrealized gains on interest rate swaps	49,497	-	49,497
Interest and other (loss) income, net	304	(701)	(397)
Interest and debt expense	(120,684)	(6,261)	(126,945)
Net income (loss) before income taxes	9,539	(5,755)	3,784
Income tax (expense) benefit	282	(2,988)	(2,706)
Net income (loss)	9,821	(8,743)	1,078
Add:
Depreciation and amortization	222,822	836	223,658
General and administrative	-	28,412	28,412
Interest and debt expense	120,684	6,261	126,945
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	5,872	5,872
Acquisition and transaction related costs	-	3,960	3,960
Income tax (expense) benefit	(282)	2,988	2,706
Net Operating Income from unconsolidated joint ventures	12,084	278	12,362
Less:
Income from real estate fund investments	-	(30,226)	(30,226)
Income from unconsolidated joint ventures	(4,358)	(86)	(4,444)
Fee income	-	(5,400)	(5,400)
Unrealized gains on interest rate swaps	(49,497)	-	(49,497)
Interest and other (loss) income, net	(304)	701	397
Net Operating Income (1)	$310,970	$4,853	$315,823

(1)  Net Operating Income (“NOI”) is a metric used to measure the operating performance of a property. NOI consists of property-related revenue (which includes rental revenue, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our presentation of NOI may not be comparable to other real estate companies.

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

	For the Three Months Ended September 30, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement Data:
Revenues
Rental income	$7,765	$1,010	$-	$-	$8,775
Tenant reimbursement income	370	-	-	-	370
Distributions from real estate fund investments	-	5,086	-	-	5,086
Realized and unrealized gains, net	-	43,233	-	-	43,233
Fee and other income	-	-	21,976	(8,048)	13,928
Total revenues	8,135	49,329	21,976	(8,048)	71,392
Total expenses	6,511	8,107	11,136	(8,048)	17,706
Operating income	1,624	41,222	10,840	-	53,686
Income from unconsolidated joint ventures	1,777	-	17,726	(17,726)	1,777
Unrealized loss on interest rate swaps	-	(477)	-	-	(477)
Interest and other income, net	(89)	75	15	-	1
Interest and debt expense	(3,983)	(4,032)	-	-	(8,015)
Net income (loss) before income taxes	(671)	36,788	28,581	(17,726)	46,972
Income tax expense	-	-	(820)	-	(820)
Net income (loss)	(671)	36,788	27,761	(17,726)	46,152
Net income attributable to noncontrolling interests	-	(33,248)	-	-	(33,248)
Net income (loss) attributable to the Predecessor	$(671)	$3,540	$27,761	$(17,726)	$12,904

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement Data:
Revenues
Rental income	$23,229	$1,858	$-	$-	$25,087
Tenant reimbursement income	1,266	-	-	-	1,266
Distributions from real estate fund investments	-	16,333	-	-	16,333
Realized and unrealized gains, net	-	123,150	-	-	123,150
Fee and other income	-	-	49,886	(24,376)	25,510
Total revenues	24,495	141,341	49,886	(24,376)	191,346
Total expenses	20,013	25,108	34,861	(24,376)	55,606
Operating income	4,482	116,233	15,025	-	135,740
Income from unconsolidated joint ventures	3,812	-	43,584	(43,584)	3,812
Unrealized loss on interest rate swaps	-	(673)	-	-	(673)
Interest and other income, net	1,258	431	18	-	1,707
Interest and debt expense	(11,648)	(12,115)	(39)	-	(23,802)
Net income (loss) before income taxes	(2,096)	103,876	58,588	(43,584)	116,784
Income tax expense	-	-	(7,925)	-	(7,925)
Net income (loss)	(2,096)	103,876	50,663	(43,584)	108,859
Net income attributable to noncontrolling interests	-	(86,381)	-	-	(86,381)
Net income (loss) attributable to the Predecessor	$(2,096)	$17,495	$50,663	$(43,584)	$22,478

20.	Subsequent Events

On October 1, 2015, we completed the acquisition of the remaining 35.8% ownership interest that we did not own in 31 West 52nd Street from our joint venture partner for $378,000,000, comprised of $230,000,000 in cash and the assumption of $148,000,000 of existing debt.

On October 29, 2015, Fund VII and Fund VII-H completed the acquisition of 670 Broadway, a 77,480 square foot office building located in Manhattan, for $112,000,000, comprised of $42,000,000 in cash and $70,000,000 of initial mortgage debt.

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York City, Washington, D.C. and San Francisco;
•	risks associated with our high concentrations of properties in New York City, Washington, D.C. and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to attract or retain tenants or release space;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with breaches of our data security;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with derivatives or hedging activity;
•	risks associated with high mortgage rates or the unavailability of mortgage debt which make it difficult to finance or refinance properties and could subject us to foreclosure;
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

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of September 30, 2015.

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

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing available vacant space;
•	Releasing expiring space;
•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio to increase occupancy and rental rates.

Acquisitions

On October 1, 2015, we completed the acquisition of the remaining 35.8% ownership interest that we did not own in 31 West 52nd Street from our joint venture partner for $378,000,000, comprised of $230,000,000 in cash and the assumption of $148,000,000 of existing debt.

Real Estate Fund Investments

On September 1, 2015, Paramount Group Special Situations Fund, L.P. (“PGRESS”) and Paramount Group Special Situations Fund-H, L.P. (“PGRESS-H”) redeemed their preferred equity investment in One Court Square for $42,475,000 resulting in a realized gain on the investment of $7,455,000.

On September 30, 2015, Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”) made a $40,000,000 mezzanine loan secured by the equity interests in the owner of 1440 Broadway, a 751,546 square foot office and retail property located in Manhattan. The loan bears interest at LIBOR plus 600 bps, matures in October 2019 and has a one-year extension option. The loan is subordinate to $265,000,000 of other debt.

On October 29, 2015, Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”) completed the acquisition of 670 Broadway, a 77,480 square foot office building located in Manhattan, for $112,000,000, comprised of $42,000,000 in cash and $70,000,000 of initial mortgage debt.

Financial Results

Three Months Ended September 30, 2015

Net income attributable to common stockholders was $1,116,000, or $0.01 per diluted share, for the three months ended September 30, 2015.  Funds from Operations (“FFO”) attributable to common stockholders was $51,810,000, or $0.24 per diluted share. FFO includes the impact of certain “non-core” items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders by $9,480,000, or $0.04 per diluted share. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of these items, was $42,330,000, or $0.20 per diluted share for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015

Net loss attributable to common stockholders was $13,324,000, or $0.06 per diluted share, for the nine months ended September 30, 2015. FFO attributable to common stockholders was $147,790,000, or $0.70 per diluted share. FFO includes the impact of certain “non-core” items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders by $20,182,000, or $0.10 per diluted share. Core FFO attributable to common stockholders, which excludes the impact of these items, was $127,608,000, or $0.60 per diluted share for the nine months ended September 30, 2015.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2015	September 30, 2015
Non-core (income) expense:
Unrealized gains on interest rate swaps	$(15,772)	$(49,497)
Acquisition and transaction related costs	485	3,960
Pro rata share of unrealized gains on interest rate swaps of unconsolidated joint ventures	(37)	(1,047)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	5,872
Predecessor income tax true-up	-	721
Severance costs	-	3,315
Total non-core (income) expense	(15,324)	(36,676)
Less non-core (income) expense attributable to noncontrolling interests in:
Consolidated joint ventures and funds	3,534	11,581
Operating Partnership	2,310	4,913
Non-core (income) expense attributable to common stockholders	$(9,480)	$(20,182)
Per diluted share	$(0.04)	$(0.10)

Portfolio Operations and Leasing Activity

As of September 30, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 92.9% leased.

During the three months ended September 30, 2015, we leased 390,142 square feet at a weighted average initial rent of $80.97 per square foot. This leasing activity, offset by lease expirations during the three months, decreased portfolio wide leased percentage by 190 basis points from June 30, 2015. Of the 390,142 square feet leased in the three months, 325,217 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 13.4% on a cash basis and 8.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 9.4 years and tenant improvements and leasing commissions on these leases were $7.66 per square foot per annum, or 9.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended September 30, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	390,142	306,824	16,453	66,865
Pro rata share of total square feet leased:	333,516	284,299	16,453	32,764
Initial rent (1)	$80.97	$78.73	$80.35	$100.68
Weighted average lease term (years)	9.4	10.0	5.6	5.9

Tenant improvements and leasing commissions:
Per square foot	$71.89	$75.83	$67.65	$39.78
Per square foot per annum	$7.66	$7.58	$12.13	$6.69
Percentage of initial rent	9.5%	9.6%	15.1%	6.6%

Rent concessions:
Average free rent period (in months)	7.8	8.5	6.4	2.6
Average free rent period per annum (in months)	0.8	0.9	1.1	0.4

Second generation space:
Square feet	325,217	281,525	16,453	27,239
Cash basis:
Initial rent (1)	$80.61	$78.71	$80.35	$100.46
Prior escalated rent (2)	$71.08	$72.53	$63.89	$60.46
Percentage increase	13.4%	8.5%	25.8%	66.2%
GAAP basis:
Straight-line rent	$77.43	$75.88	$73.22	$95.99
Prior straight-line rent	$71.15	$72.98	$57.75	$60.29
Percentage increase	8.8%	4.0%	26.8%	59.2%

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

During the nine months ended September 30, 2015, we leased 745,942 square feet at a weighted average initial rent of $77.36 per square foot.  This leasing activity, offset by lease expirations during the nine months, decreased portfolio wide leased percentage by 100 basis points from December 31, 2014.  Of the 745,942 square feet leased during the nine months, 487,179 square feet represents second generation space for which we achieved rental rate increases of 14.1% on a cash basis and 13.0% on a GAAP basis.  The weighted average lease term for leases signed during the nine months was 11.0 years and tenant improvements and leasing commissions on these leases were $7.64 per square foot per annum, or 9.9% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Nine Months Ended September 30, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	745,942	596,310	49,633	99,999
Pro rata share of total square feet leased:	659,209	560,576	49,633	49,000
Initial rent (1)	$77.36	$77.92	$56.58	$92.08
Weighted average lease term (years)	11.0	11.3	11.1	6.7

Tenant improvements and leasing commissions:
Per square foot	$83.70	$86.22	$92.63	$45.91
Per square foot per annum	$7.64	$7.61	$8.35	$6.90
Percentage of initial rent	9.9%	9.8%	14.8%	7.5%

Rent concessions:
Average free rent period (in months)	9.3	9.9	10.3	2.1
Average free rent period per annum (in months)	0.8	0.9	0.9	0.3

Second generation space:
Square feet	487,179	427,244	20,770	39,165
Cash basis:
Initial rent (1)	$79.37	$78.19	$78.62	$92.66
Prior escalated rent (2)	$69.54	$70.66	$64.86	$59.87
Percentage increase	14.1%	10.7%	21.2%	54.8%
GAAP basis:
Straight-line rent	$78.55	$77.45	$77.00	$91.37
Prior straight-line rent	$69.54	$71.32	$51.72	$59.62
Percentage increase	13.0%	8.6%	48.9%	53.3%

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

The following funds are collectively referred to herein as the “Property Funds”:

•	Paramount Group Real Estate Fund I, L.P. (“Fund I”)
•	Paramount Group Real Estate Fund II, L.P. (“Fund II”)
•	Paramount Group Real Estate Fund III, L.P. (“Fund III”)
•	Paramount Group Real Estate Fund IV, L.P. (“Fund IV”)
•	PGREF IV Parallel Fund (Cayman), L.P. (“Fund IV Cayman”)
•	Paramount Group Real Estate Fund V (CIP), L.P. (“Fund V CIP”)
•	Paramount Group Real Estate Fund V (Core), L.P. (“Fund V Core”)
•	PGREF V (Core) Parallel Fund (Cayman), L.P. (“Fund V Cayman”)
•	Paramount Group Real Estate Fund VII, LP (“Fund VII”)
•	Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”)

The following fund was formed to acquire, develop and manage the residential development project at 75 Howard Street:

•	Paramount Group Residential Development Fund, LP (“Residential Fund”)

The following funds are collectively referred to herein as the “Alternative Investment Funds”:

•	Paramount Group Real Estate Special Situations Fund, L.P. (“PGRESS”)
•	Paramount Group Real Estate Special Situations Fund–H, L.P. (“PGRESS–H”)
•	Paramount Group Real Estate Special Situations Fund–A, L.P. (“PGRESS–A”)
•	Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”)

The Property Funds and Residential Fund owned interests in the following properties:

•	1633 Broadway, New York, NY
•	60 Wall Street, New York, NY
•	900 Third Avenue, New York, NY
•	31 West 52nd Street, New York, NY
•	1301 Avenue of the Americas, New York, NY
•	One Market Plaza, San Francisco, CA
•	50 Beale Street, San Francisco, CA
•	75 Howard Street, San Francisco, CA
•	Liberty Place, Washington, D.C.
•	1899 Pennsylvania Avenue, Washington, D.C.
•	2099 Pennsylvania Avenue, Washington, D.C.
•	425 Eye Street, Washington, D.C.

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

Recently Issued Accounting Literature

In May 2014, the FASB issued an update ("ASU 2014-09") Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  In August 2015, the FASB issued an update (“ASU 2015-15”) Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting. ASU 2015-15 clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of these updates on January 1, 2016 will not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued an update (“ASU 2015-16”) Simplifying the Accounting for Measurement-Period Adjustments to ASC Topic 805, Business Combinations. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of this update on January 1, 2016 will not have a material impact on our consolidated financial statements.

Results of Operations

The following pages summarize our consolidated results of operations for the three and nine months ended September 30, 2015 and the combined consolidated historical results of operations of our Predecessor for the three and nine months ended September 30, 2014.

As noted above, the acquisition of the properties from our Predecessor was accounted for as transactions among entities under common control. However, since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

Results of Operations – The Company – Three and Nine Months Ended September 30, 2015

Rental Income

Rental income was $146,470,000 and $435,630,000 for the three and nine months ended September 30, 2015, respectively, and represents rental income from the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Tenant Reimbursement Income

Tenant reimbursement income was $14,405,000 and $39,956,000 for the three and nine months ended September 30, 2015, respectively, and represents reimbursement income from tenants at the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Fee and Other Income

Fee and other income was $6,851,000 and $16,294,000 for the three and nine months ended September 30, 2015, respectively. The following table sets forth the details of fee and other income.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Fee and other income
Property management fees	$1,559	$4,274
Acquisition and disposition fees	400	400
Construction fees	36	147
Other fees	90	579
Total fee income	2,085	5,400
Other income (1)	4,766	10,894
Total fee and other income	$6,851	$16,294

(1) Other income is primarily comprised of (i) tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses and (ii) lease termination income.

Operating Expenses

Operating expenses were $63,354,000 and $183,019,000 for the three and nine months ended September 30, 2015, respectively, and represents the operating expenses of the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

Depreciation and Amortization

Depreciation and amortization was $70,654,000 and $223,658,000 for the three and nine months ended September 30, 2015, respectively, and represents depreciation and amortization on the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions.

General and Administrative Expenses

General and administrative expenses were $6,666,000 and $28,412,000 for the three and nine months ended September 30, 2015, respectively. The following table sets forth the details of general and administrative expenses.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
General and administrative expenses	$8,606	$29,257	(1)
Mark-to-market of investments in our deferred compensation plan (2)	(1,940)	(845)
Total general and administrative expenses	$6,666	$28,412

(1) Includes $3,315 of severance costs.

(2) The change resulting from the mark-to-market of the deferred compensation plan liabilities is entirely offset by the change in the mark-to-market of deferred compensation plan assets, which is included in interest and other income

    (loss).

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $485,000 and $9,832,000 for the three and nine months ended September 30, 2015, respectively, and are primarily comprised of legal and professional fees related to potential acquisitions and capital raising costs in connection with real estate fund investments.  Acquisition and transaction related costs for the nine months ended September 30, 2015 also includes $5,872,000 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner.

Income from Real Estate Fund Investments

Income from real estate fund investments was $10,933,000 and $30,226,000 for the three and nine months ended September 30, 2015, respectively, and represents income from the remaining private equity real estate funds that we consolidate. The following table sets forth the details of income from real estate fund investments.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Investment income	$3,445	$10,793
Investment expenses	239	430
Net investment income	3,206	10,363
Net realized gains	11,955	11,955
Previously recorded unrealized gains on exited investments	(6,790)	(6,058)
Net unrealized gains	2,562	13,966
Income from real estate fund investments	$10,933	$30,226

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,458,000 and $4,444,000 for the three and nine months ended September 30, 2015, respectively, and primarily represents our 50% share of the equity in net earnings of 712 Fifth Avenue.

Unrealized Gains on Interest Rate Swaps

Unrealized gains on interest rate swaps was $15,772,000 and $49,497,000 for the three and nine months ended September 30, 2015, respectively, and represents the change in the fair value of the interest rate swap derivative instruments.

Interest and Other Income (Loss), net

Interest and other income (loss), net was a loss of $1,763,000 and $397,000 for the three and nine months ended September 30, 2015, respectively. The following table sets forth the details of interest and other income (loss).

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Mark-to-market of investments in our deferred compensation plan (1)	$(1,940)	$(845)
Interest and other income	177	448
Total interest and other income (loss)	$(1,763)	$(397)

(1) The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the mark-to-market of deferred compensation plan liabilities, which is included in general and administrative expenses.

Interest and Debt Expense

Interest and debt expense was $42,821,000 and $126,945,000 for the three and nine months ended September 30, 2015, respectively, and represents interest cost on the 11 properties that we consolidate using historical cost accounting upon completion of the Offering and Formation Transactions. Interest and debt expense also includes $584,000 and $1,754,000 of amortization of deferred financing costs for the three and nine months ended September 30, 2015, respectively.

Income Tax Expense

Income tax expense was $789,000 and $2,706,000 for the three and nine months ended September 30, 2015, respectively. The nine months ended September 30, 2015, includes $683,000 related to Predecessor income tax true-up.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures and Funds

Net income attributable to noncontrolling interests in consolidated joint ventures was $32,000 and $964,000 for the three and nine months ended September 30, 2015, respectively, and represents net income attributable to the noncontrolling interests in our consolidated joint ventures: 31 West 52nd Street and One Market Plaza. Net income attributable to noncontrolling interests in consolidated funds was $7,937,000 and $16,677,000 for the three and nine months ended September 30, 2015, respectively, and represents the net income attributable to the noncontrolling interests in our private equity real estate funds that we consolidate.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net (income) or loss attributable to noncontrolling interests in Operating Partnership represents net income or loss attributable to the unitholders of the Operating Partnership. For the three and nine months ended September 30, 2015, we allocated $272,000 of income and $3,239,000 of loss, respectively, to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor – Three and Nine Months Ended September 30, 2014

Rental Income

Rental income in the period for the three and nine months ended September 30, 2014 represents rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $8,775,000 and $25,087,000 for the three and nine months ended September 30, 2014, respectively.

Tenant Reimbursement Income

Tenant reimbursement income for the three and nine months ended September 30, 2014 represents reimbursement income from tenants at Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Tenant reimbursement income was $370,000 and $1,266,000 for the three and nine months ended September 30, 2014, respectively.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received from our private equity real estate funds and were $5,086,000 and $16,333,000 for the three and nine months ended September 30, 2014, respectively.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net consist of the net realized and unrealized appreciation in the fair value of our private equity real estate fund investments. Realized and unrealized gains, net were $43,233,000 and $123,150,000 for the three and nine months ended September 30, 2014, respectively.

Fee and Other Income

Fee and other income was $13,928,000 and $25,510,000 for the three and nine months ended September 30, 2014, respectively. The following table sets forth the details of fee and other income.

	The Predecessor
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2014
Fee and other income
Property management fees	$3,615	$11,630
Acquisition and disposition fees	6,270	7,308
Construction fees	1,872	4,302
Other fees	2,171	2,270
Total fee and other income	$13,928	$25,510

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $4,431,000 and $12,184,000 for the three and nine months ended September 30, 2014, respectively.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2014 represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $2,982,000 and $8,548,000 for the three and nine months ended September 30, 2014, respectively.

General and Administrative

General and administrative expenses were $5,630,000 and $18,078,000 for the three and nine months ended September 30, 2014, respectively. The following table sets forth the details of general and administrative expenses.

	The Predecessor
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2014
General and administrative expenses	$5,776	$16,996
Mark-to-market of investments in our deferred compensation plans (1)	(146)	1,082
Total general and administrative expenses	$5,630	$18,078

(1) The change resulting from the mark-to-market of the deferred compensation plan liabilities is entirely offset by the change in the mark-to-market of deferred compensation plan assets, which is included in interest and other income.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $3,392,000 and $11,624,000 for the three and nine months ended September 30, 2014, respectively.

Other Expenses

Other expenses were $1,271,000 and $5,172,000 for the three and nine months ended September 30, 2014, respectively. Other expenses include acquisition pursuit costs, fund formation costs and capital raising costs.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,777,000 for the three months ended September 30, 2014 and is comprised of (i) $1,845,000 from our 50% share of the equity in net earnings of 712 Fifth Avenue, partially offset by (ii) a loss of $68,000 from our 50% share of the equity in net earnings of 1325 Avenue of the Americas.  Income from unconsolidated joint ventures was $3,812,000 for the nine months ended September 30, 2014 and is comprised of (i) $3,869,000 from our 50% share of the equity in net earnings of 712 Fifth Avenue, partially offset by (ii) a loss of $57,000 from our 50% share of the equity in net earnings of 1325 Avenue of the Americas.

Unrealized Loss on Interest Rate Swaps

Unrealized loss on interest rate swaps was $477,000 and $673,000 for the three and nine months ended September 30, 2014, respectively. These swaps relate to the debt of certain private equity real estate funds.

Interest and Other Income, net

Interest and other income, net was $1,000 and $1,707,000 for the three and nine months ended September 30, 2014, respectively. The following table sets forth the details of interest and other income

	The Predecessor
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2014
Mark-to-market of investments in our deferred compensation plans (1)	$(146)	$1,082
Interest and other income	147	625
Total interest and other income	$1	$1,707

(1) The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the mark-to-market of deferred compensation plan liabilities, which is included in general and administrative expenses.

Interest and Debt Expense

Interest and debt expense included for the three and nine months ended September 30, 2014 relates to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $8,015,000 and $23,802,000 for the three and nine months ended September 30, 2014, respectively.

Income Tax Expense

Income tax expense was $820,000 and $7,925,000 for the three and nine months ended September 30, 2014, respectively.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests in was $33,248,000 and $86,381,000 for the three and nine months ended September 30, 2014 and represents net income attributable to the noncontrolling interests of the private equity real estate funds.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our $1.0 billion senior unsecured revolving credit facility, which could be increased to $1.250 billion, subject to certain conditions. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Liquidity

As of September 30, 2015, we had $418,095,000 of cash and cash equivalents and $800,000,000 of borrowing capacity under our revolving credit facility, net of $200,000,000, which has been reserved under a letter of credit.  On October 1, 2015, we used $230,000,000 of cash to acquire the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street from our joint venture partner.

As of September 30, 2015, our outstanding consolidated debt aggregated $2.854 billion.  None of this debt is scheduled to mature in 2015 and the $926,260,000 mortgage debt on 1633 Broadway matures in December 2016. On September 16, 2015, we entered into three forward starting interest rate swaps with an aggregate notional amount of $1.0 billion in advance of the anticipated refinancing of this debt. We may refinance the remainder of our maturing debt when it comes due or refinance or prepay it early depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On September 15, 2015, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the third quarter ending September 30, 2015, which was paid on October 15, 2015 to stockholders of record as of the close of business on September 30, 2015. This dividend policy, if continued, would require us to pay out approximately $25,000,000 each quarter to common stockholders and unitholders.

Development and Redevelopment Expenditures

We are in the process of redeveloping the lobby and retail space at One Market Plaza, including new entrances along Spear, Steuart and Mission streets as well as public seating.  The project, which is substantially complete, is estimated to cost approximately $25,000,000, of which $16,265,000 has been expended as of September 30, 2015.

We are also in the process of redeveloping the public plaza and below-grade retail space at 1633 Broadway.  The project, which is expected to be completed by the fourth quarter of 2016, is estimated to cost approximately $15,000,000, of which $3,845,000 has been expended as of September 30, 2015.

Off Balance Sheet Arrangements

As of September 30, 2015, our unconsolidated joint ventures had $270,773,000 of outstanding indebtedness, of which our share was $125,556,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our senior unsecured revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2015, we believe we are in compliance with all of our covenants.

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

The Company – Nine Months Ended September 30, 2015

Cash and cash equivalents were $418,095,000 and $438,599,000, at September 30, 2015 and December 31, 2014, respectively, a decrease of $20,504,000. The following table sets forth the changes in cash flow.

Nine Months Ended
(Amount in thousands)	September 30, 2015
Net cash provided by (used in):
Operating activities	$58,216
Investing activities	(95,436)
Financing activities	16,716

Operating Activities

Nine months ended September 30, 2015 – We generated $58,216,000 of cash from operating activities for the nine months ended September 30, 2015, primarily from $116,499,000 of net income before noncash adjustments and $3,102,000 of distributions from unconsolidated joint ventures, partially offset by $61,385,000 from net changes in operating assets and liabilities. Noncash adjustments of $115,421,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, unrealized gains on interest rate swaps and changes in operating assets and liabilities was primarily due to additions to deferred charges.

Investing Activities

Nine months ended September 30, 2015 – We used $95,436,000 of cash for investing activities for the nine months ended September 30, 2015, primarily due to additions to rental properties of $68,484,000 and an increase in restricted cash of $26,971,000.

Financing Activities

Nine months ended September 30, 2015 – We generated $16,716,000 of cash for financing activities for the nine months ended September 30, 2015, primarily due to contributions from noncontrolling interests of $133,111,000, partially offset by the payments of dividends to common stockholders and unitholders of $60,396,000 and distributions to noncontrolling interests of $54,975,000.

Predecessor

Cash and cash equivalents were $254,606,000 and $307,161,000 at September 30, 2014 and December 31, 2013, respectively, a decrease of $52,555,000. The following table sets forth the changes in cash flow.

Nine Months Ended
(Amount in thousands)	September 30, 2014
Net cash (used in) provided by:
Operating activities	$(40,882)
Investing activities	(64,320)
Financing activities	52,647

Operating Activities

Nine months ended September 30, 2014 – Our Predecessor used $40,882,000 of cash for operating activities for the nine months ended September 30, 2014, primarily to fund real estate fund investments aggregating $34,515,000.

Investing Activities

Nine months ended September 30, 2014 – Our Predecessor used $64,320,000 of cash for investing activities for the nine months ended September 30, 2014. This was primarily due to a $64,650,000 acquisition by a consolidated private equity fund, which is accounted under the historical cost accounting rather than Investment Company accounting, and $987,000 of additions to rental properties partially offset by distributions of capital from unconsolidated joint ventures of $1,329,000.

Financing Activities

Nine months ended September 30, 2014 – Our Predecessor generated $52,647,000 of cash from financing activities for the nine months ended September 30, 2014 primarily from contributions by noncontrolling interests and Predecessor shareholders of $213,812,000 and $9,188,000, respectively, and loans issued by noncontrolling interests of $39,075,000, partially offset by distributions to noncontrolling interests and Predecessor shareholders of $139,282,000 and $53,206,000, respectively, and offering costs of $15,063,000.

Non-GAAP Financial Measures

We use and present NOI, Cash NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure.

Net Operating Income (“NOI”)

NOI is a metric we use to measure the operating performance of our property and consists of property-related revenue (which includes rental revenue, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our pro rata share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use these metrics internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and Cash NOI, and accordingly, our presentation of NOI and Cash NOI may not be comparable to other real estate companies.

The following table presents a reconciliation of net income to NOI and Cash NOI.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Reconciliation of net income to NOI and Cash NOI:
Net income	$9,357	$1,078
Add:
Depreciation and amortization	70,654	223,658
General and administrative expenses	6,666	28,412
Interest and debt expense	42,821	126,945
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	5,872
Acquisition and transaction related costs	485	3,960
Income tax expense	789	2,706
NOI of unconsolidated joint ventures	4,303	12,362
Less:
Income from real estate fund investments	(10,933)	(30,226)
Income from unconsolidated joint ventures	(1,458)	(4,444)
Fee income	(2,085)	(5,400)
Unrealized gain on interest rate swaps	(15,772)	(49,497)
Interest and other loss (income), net	1,763	397
NOI	106,590	315,823
Less NOI attributable to noncontrolling interests in consolidated joint ventures	(15,162)	(43,974)
Pro rata share of NOI	$91,428	$271,849

NOI	$106,590	$315,823
Less:
Straight-line rent adjustments	(17,817)	(49,859)
Amortization of above and below-market leases, net	(1,477)	(3,239)
Pro rata share of straight-line rent adjustments of unconsolidated joint ventures	146	235
Cash NOI	87,442	262,960
Less Cash NOI attributable to noncontrolling interests in consolidated joint ventures	(10,219)	(29,939)
Pro rata share of Cash NOI	$77,223	$233,021

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition, transaction and formation related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income to FFO and Core FFO.

	The Company
	Three Months Ended	Nine Months Ended
(Amounts in thousands, except per share amounts)	September 30, 2015	September 30, 2015
Reconciliation of net income to FFO and Core FFO:
Net income	$9,357	$1,078
Real estate depreciation and amortization	70,654	223,658
Pro rata share of real estate depreciation and amortization of unconsolidated joint ventures	1,512	4,518
FFO	81,523	229,254
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(17,094)	(45,497)
Operating Partnership	(12,619)	(35,967)
FFO attributable to common stockholders	$51,810	$147,790
Per diluted share	$0.24	$0.70

FFO	$81,523	$229,254
Non-core (income) expense:
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	5,872
Acquisition and transaction related costs	485	3,960
Predecessor income tax true-up	-	721
Severance costs	-	3,315
Unrealized gains on interest rate swaps	(15,772)	(49,497)
Pro rata share of unrealized gain on interest rate swaps of unconsolidated joint ventures	(37)	(1,047)
Core FFO	66,199	192,578
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(13,560)	(33,916)
Operating Partnership	(10,309)	(31,054)
Core FFO attributable to common stockholders	$42,330	$127,608
Per diluted share	$0.20	$0.60

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718	212,106,718
Effect of dilutive securities	1,361	4,004
Denominator for FFO per diluted share	212,108,079	212,110,722

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

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	2015			2014
(Amounts in thousands, except per share amount)	Balance at September 30,	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance at December 31,	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$222,283	1.65%	$2,223	$222,283	1.49%
Fixed rate (1)	2,046,770	5.82%	-	2,046,582	5.79%
	$2,269,053	5.41%	$2,223	$2,268,865	5.37%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.07%	$558	$10,750	2.71%
Fixed rate (1)	69,806	5.74%	-	112,500	5.65%
	$125,556	4.11%	$558	$123,250	5.39%

Noncontrolling interests' share of above			(545)
Total change in annual net income			$2,236
Per diluted share			$0.01

(1) Our fixed rate debt includes floating rate debt that has been swapped to fixed. For additional details on our debt and swaps see Note 6, Debt and

    Note 7, Derivative Instruments and Hedging Activities to our combined consolidated financial statements included in this quarterly report on

    Form 10-Q.

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

On September 16, 2015, we entered into three forward starting interest rate swaps with an aggregate notional amount of $1.0 billion, fixing the one-month LIBOR to 1.79% in advance of the anticipated refinancing of the mortgage debt at 1633 Broadway. These interest rate swap derivatives are designated as cash flow hedges. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive income (outside of earnings).  In the three and nine months ended September 30, 2015, we recognized other comprehensive losses of $18,602,000 from the changes in the fair value of these interest rate swaps.

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

As of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2015, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2014, our registration statement for the Offering on Form S-11, as amended (File No. 333-198392), was declared effective by the SEC. We received net proceeds of approximately $2.5 billion from the Offering, and contributed the net proceeds to the Operating Partnership. Of the net proceeds received, approximately (i) $2.2 billion was used to repay outstanding indebtedness and applicable prepayment costs, exit fees, defeasance costs and settlement of interest rate swap liabilities associated with such repayment at the time of the Formation Transactions, (ii) $223.3 million was used to pay cash consideration in the Formation Transactions for interests in joint ventures that owned real estate and (iii) the remainder was used to acquire our joint venture partner’s interest in the entity owning 31 West 52nd Street in October 2015. All of the foregoing payments were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our shares of common stock; or (iii) our affiliates.

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

Paramount Group, Inc.

Date:	November 12, 2015	By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President
(Albert Behler)

Date:	November 12, 2015	By:	/s/ Michael Walsh	Executive Vice President, Chief Financial Officer and Treasurer
(Michael Walsh)

Date:	November 12, 2015	By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer
(Wilbur Paes)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.