Form 10-K
period 2015-12-31
Paramount Group, Inc.
filed 2016-02-25
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

As of February 15, 2016, there were 212,112,137 shares of the registrant’s common stock outstanding.

As of June 30, 2015, the aggregate market value of the 178,596,340 shares of common stock held by non-affiliates of the Registrant was $3,064,713,000 based on the June 30, 2015 closing share price of our common stock of $17.16 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 19, 2016) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X, for 712 Fifth Avenue, L.P.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2015, portions of which are incorporated by reference herein.

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York City, Washington, D.C. and San Francisco;
•	risks associated with our high concentrations of properties in New York City, Washington, D.C. and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (IT) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
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

General

Paramount Group, Inc. (“Paramount”) is a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  We conduct our business through, and substantially all our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of the Operating Partnership as of December 31, 2015. As of December 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 95.3% leased and 90.3% occupied. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined below, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and assets of the Property Funds, as defined below, that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office properties through the following competitive strengths:

•

Premier Portfolio of High-Quality Office Properties in the Most Desirable Submarkets. We have assembled a premier portfolio of Class A office properties located exclusively in carefully selected submarkets of New York City, Washington, D.C. and San Francisco. Our submarkets are among the strongest commercial real estate submarkets in the United States for office properties due to a combination of their high barriers to entry, constrained supply, strong economic characteristics and a deep pool of prospective tenants in various industries that have demonstrated a strong demand for high-quality office space. Our markets are international business centers, characterized by a broad tenant base with a highly educated workforce, a mature and functional transportation infrastructure and an overall amenity rich environment. These markets are home to a diverse range of large and growing enterprises in a variety of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology, as well as federal government agencies. As a result of the above factors, the submarkets in which we are invested have generally outperformed the broader markets in which they are located.

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Barclays Capital, Inc., Clifford Chance LLP, Commerzbank AG, Credit Agricole Corporate & Investment Bank, The Corporate Executive Board Company, Deloitte & Touche, LLP, Showtime Networks Inc., TD Bank, N.A., Warner Music Group, Google Inc. and the U.S. Federal Government.

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of our portfolio. Our portfolio occupancy was 90.3% as of December 31, 2015; we believe this presents us with a meaningful growth opportunity as we lease-up our portfolio given the strong office market fundamentals in our target markets.

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

•

Value-Add Renovation and Repositioning and Development Capabilities. We have expertise in renovating, repositioning and developing office properties.  We have historically acquired well-located assets that have either suffered from a need for physical improvement to upgrade the property to Class A space, have been underperforming due to a lack of a coherent leasing and branding strategy or have been under-managed and could be immediately enhanced by our hands-on approach. We are experienced in upgrading, renovating and modernizing building lobbies, corridors, bathrooms, elevator cabs and base building systems and updating antiquated spaces to include new ceilings, lighting and other amenities. We have also successfully aggregated and are continuing to combine smaller spaces to offer larger blocks of space, including multiple floors, which are attractive to larger, high credit-quality tenants. We believe that the post-renovation quality of our buildings and our hands-on asset and property management approach attract high credit-quality tenants and allow us to increase our cash flow.

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 27 years, and has worked at our company for an average of 14 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2015, our pro rata net debt to enterprise value was 34.5% and we had $143.9 million of cash and cash equivalents and a $1.0 billion revolving credit facility, with $20 million drawn as of December 31, 2015.

•

Proven Investment Management Business. We have a successful investment management business, where we serve as the general partner and property manager of certain private equity real estate funds for institutional investors and high-net-worth individuals. We have also entered into a number of joint ventures with institutional investors, high-net-worth individuals and other sophisticated real estate investors through which we and our funds have invested in real estate properties. We expect our investment management business to be a complementary part of our overall real estate investment business.

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

•	Redeveloping and repositioning properties to increase returns;
•	Proactively manage our portfolio to increase occupancy and rental rates; and
•	Refinancing existing above market debt.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2015.

Segments

Upon completion of the Offering and Formation Transactions, we acquired substantially all of the assets of our Predecessor, and substantially all of the assets of the Property Funds, that it controlled. Our business, following the Formation Transactions, is comprised of one reportable segment. We have determined that our properties have similar economic characteristics to be aggregated into one reportable segment (operating, leasing and managing office properties). Our determination was based, in part, on our method of internal reporting.

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment. See Note 25, Segments to our combined consolidated financial statements for further information on our and our Predecessor’s reportable segments.

Employees

As of December 31, 2015, we had 319 employees, including 83 corporate employees and 236 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

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

Executive Office

Our principal executive offices are located at 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website (www.paramount-group.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237 - 3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Corporate Governance Guidelines, (iii) Compensation Committee Charter, (iv) Code of Business Conduct and Ethics, (v) Audit Committee Charter and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

Supplemental Tax Disclosures – Updates to REIT Rules

The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•

For taxable years beginning after December 31, 2015, the PATH Act expands the exclusion of certain hedging income from the REIT gross income tests to include income from hedges or previously acquired hedges that a REIT entered into to manage risk associated with liabilities or property that have been extinguished or disposed.

•

For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries.  For taxable years beginning after December 31, 2017, the PATH Act reduces this limit to 20%.  As of December 31, 2015, the securities we own in our taxable REIT subsidiaries do not, in the aggregate, exceed 20% of the total value of our assets.

•

For taxable years beginning after December 31, 2015, for purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly traded REITs will constitute “real estate assets.”  However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of our total assets.

•

For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•

A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a taxable REIT subsidiary attributable to services provided to, or on behalf of, its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to us.
•

Additional exceptions to the rules under the Foreign Investment in Real Property Tax Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.
•

The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

•

For assets we acquired from a C corporation in a carry-over basis transaction, the PATH Act permanently reduces the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years.

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

As of December 31, 2015, three of our properties, 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza, together accounted for approximately 61.7% of our total revenue. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2015, the vacancy rate of our portfolio was 4.7%. In addition, 5.5% of the square footage of the properties in our portfolio will expire by the end of 2016. We cannot assure you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. As of December 31, 2015, our six largest tenants together represented 25.2% of our total portfolio’s annualized rent. As of December 31, 2015, The Corporate Executive Board Company, Barclays Capital, Inc., Allianz Global Investors LP, Clifford Chance LLP, Credit Agricole Corporate & Investment Bank and Commerzbank AG leased an aggregate of 2,376,755 rentable square feet of office space at four of our office properties, representing approximately 22.9% of the total rentable square feet in our portfolio. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial up front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended (the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 35%, on certain built-in gain recognized in connection with a taxable disposition of a number of our properties for a period of up to 5 years following the completion of the Formation Transactions, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

Our San Francisco properties are located in the general vicinity of active earthquake faults. Our New York City and Washington, D.C. properties are located in areas that could be subject to windstorm losses. Insurance coverage for earthquakes and windstorms can be costly because of limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. In addition, our New York City, Washington, D.C. and other properties may be subject to a heightened risk of terrorist attacks. We carry commercial general liability insurance, property insurance and both domestic and foreign terrorism insurance with respect to our properties with limits and on terms we consider commercially reasonable. We cannot assure you, however, that our insurance coverage will be sufficient or that any uninsured loss or liability will not have an adverse effect on our business and our financial condition and results of operations in the event of a catastrophic loss event. See “Business – Insurance.”

We carry  both domestic and foreign terrorism insurance as an inclusion in our property policies for which our carriers may rely, in part for foreign acts of terrorism, on support from the federal government’s Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”). TRIPRA expires on December 31, 2020 and we can provide no assurance that it will be extended further or the impact of modifications or nonrenewal will have on our terrorism insurance coverage and rates.

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

We have in the past, are currently and may in the future acquire and own properties in joint ventures and private equity real estate funds with other persons or entities when we believe circumstances warrant the use of such structures. We manage and consolidate into our combined consolidated financial statements, investments of certain private equity real estate funds in which we are the general partner. As of December 31, 2015, these real estate fund investments had an aggregate fair value of $416.4 million. Joint venture and fund investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds does not operate in compliance with the REIT requirements. Further, our joint venture and fund partners may fail to meet their obligations to the joint venture or fund as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. We will review the qualifications and previous experience of any co-venturers or partners, although we do not expect to obtain financial information from, or to undertake independent investigations with respect to, prospective co-venturers or partners. To the extent our partners do not meet their obligations to us or our joint ventures or funds or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.

Our joint venture partners in 712 Fifth Avenue and One Market Plaza have forced sale rights as a result of which we may be forced to sell these assets to third parties at times or prices that may not be favorable to us.

Our partners in the joint ventures that own 712 Fifth Avenue and One Market Plaza have forced sale rights pursuant to which, after a specified period, each may require us either to purchase the property or attempt to sell the property to a third party. With respect to 712 Fifth Avenue, beginning six years after the completion of the Offering and any time thereafter, our joint venture partner may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. Upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). With respect to One Market Plaza, at any time on or after March 31, 2021, our joint venture partner may exercise a forced sale right. Upon exercise of this right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us either to purchase their interests at an agreed upon price or to sell the properties held by our joint ventures to third parties. In the case of One Market Plaza, our joint venture partner could force us to sell this property to a third party on terms it deems acceptable. The exercise of these rights could adversely impact our company by requiring us to sell one or more of these properties to third parties at times or prices that may not be favorable to us.

Contractual commitments with existing private equity real estate funds may limit our ability to acquire properties directly in the near term.

Paramount Group Real Estate Fund VII, LP and its parallel fund (“Fund VII”), is one of our private equity real estate funds and is actively engaged in acquisition activities. In connection with the formation of Fund VII, we agreed that we would make all investments that meet its stated investment objectives through Fund VII (provided that Fund VII is able to participate in the investment and subject to our ability to co-invest), until July 18, 2017, unless we, as the general partner of Fund VII, choose to extend it until July 18, 2018. Because of the exclusivity requirements of Fund VII, we may be required to acquire properties through this fund that we otherwise would have acquired through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. Alternatively, we may choose to co-invest with Fund VII as a joint venture partner to the extent it is determined that it is in the best interest of Fund VII. In connection with any property that we co-invest in with Fund VII, Fund VII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such property. Such authority in connection with a co-investment could subject us to the applicable risks described above.

Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), is one of our private equity real estate funds that completed its initial closing in November 2014, with $485,000,000 in capital commitments and is targeting approximately $750,000,000 in capital commitments. Fund VIII is actively engaged in pursuing a diversified portfolio of real estate and real estate-related assets and companies primarily consisting of acquiring and/or issuing loans to real estate and real estate-related companies or investing in their preferred equity. We expect that, subject to certain prior rights granted to other of our private equity real estate funds, we would make all investments that meet Fund VIII’s stated investment objectives through Fund VIII (provided that Fund VIII is able to participate in the investment and subject to our right to co-invest), until the end of the fund’s investment period, which will end three years after the fund’s final closing. Given that the fund conducted its initial closing in November 2014, and a final closing is expected to take place approximately 18 months later, the fund’s investment period would end during mid-2019, unless we, as the general partner of Fund VIII, choose to extend it an additional year. However, we have the option (but not the obligation) of participating in each of Fund VIII’s investments in debt and preferred equity for up to 25% of the total investment and in each of Fund VIII’s equity investments for up to 50% of the total investment, and may, where it is attractive to us and determined to be in the best interest of Fund VIII, acquire greater percentages of a given investment opportunity. Because of the limited exclusivity requirements of Fund VIII, we may be required to acquire assets partially through this fund that we otherwise would have acquired solely through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. In connection with certain assets that we co-invest in with Fund VIII, specifically those where Fund VIII owns a majority of the joint venture it is expected that Fund VIII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above. As of December 31, 2015, Fund VIII had an aggregate of $580,200,000 of committed capital, of which $166,560,000 has been invested.

We share control of some of our properties with other investors and may have conflicts of interest with those investors.

While we make all operating decisions for certain of our joint ventures and private equity real estate funds, we are required to make other decisions jointly with other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors may be required with respect to operating budgets, including leasing decisions and refinancing, encumbering, expanding or selling any of these properties, as well as bankruptcy decisions. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2015, including debt of our unconsolidated joint ventures, we had $3.232 billion of total debt ($2.650 billion on a pro rata basis), substantially all of which was asset level debt, and we have $980 million of available borrowing capacity, including amounts reserved for letters of credit, under our revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may from time to time be subject to litigation, including litigation arising from the Formation Transactions, which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others, to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

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

We depend on key personnel, including Albert Behler, our Chairman, Chief Executive Officer and President, and the loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business.

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

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•	result in the loss, theft or misappropriation of our property;
•

result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

Extensive regulation of our investment management businesses affects our activities and creates the potential for significant liabilities and penalties, and increased regulatory focus could result in additional burdens on this business.

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention.  In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC and Paramount Group Real Estate Advisor II, LP, are registered with the U.S. Securities and Exchange Commission (“SEC”) as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and may in the future be registered as managers of alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”).  Such registration results in certain aspects of our investment management business being supervised by the SEC and, in the future, subject to notification of sales activities for one or more of our managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

Many of these regulators, including U.S. and foreign government agencies, as well as state securities commissions, are also empowered to conduct investigations and administrative proceedings that can result in fines, compensatory payments, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of an investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry generally is presently the subject of heightened scrutiny, and the SEC has specifically focused on private equity fund managers. In that regard, the SEC’s list of examination priorities includes, among other things, collection of fees and allocation of expenses, marketing and valuation practices, allocation of investment opportunities, and appropriate management of other conflicts of interest such as related party sales, loans or coinvestments, by these fund managers. We may, from time to time, be subject to requests for information or informal or formal investigations by the SEC and other regulatory authorities, and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new investors.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” These ownership limits may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock. In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own up to 22.0% of our outstanding common stock in the aggregate (which can be automatically increased to an amount greater than 22.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto.

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

As a publicly-traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm issue an opinion with respect to the effectiveness of our internal control over financial reporting. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information. These events could materially and adversely affect us, including our business, reputation, results of operations, financial condition or liquidity.

We may have assumed unknown liabilities in connection with the Formation Transactions, which, if significant, could adversely affect our business.

As part of the Formation Transactions, we (through corporate acquisitions and contributions to our operating partnership) acquired the properties and assets of our predecessor and certain other assets, subject to existing liabilities, some of which may be unknown. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities prior to the Offering (that had not been asserted or threatened prior to the Offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Any unknown or unquantifiable liabilities that we assumed in connection with the Formation Transactions for which we have no or limited recourse could adversely affect us. See “—We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.

Risks Related to Our Indebtedness and Financing

We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

We have a substantial amount of indebtedness. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

If any one of these events were to occur, our financial condition, results of operations, cash flow and trading price of our common stock could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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

The mortgages on our properties contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. Additionally, our debt agreements contain customary covenants that, among other things, restrict our ability to incur additional indebtedness and, in certain instances, restrict our ability to engage in material asset sales, mergers, consolidations and acquisitions, and restrict our ability to make capital expenditures. These debt agreements, in some cases, also subject us to guarantor and liquidity covenants and our revolving credit facility will, and other future debt may, require us to maintain various financial ratios. Some of our debt agreements contain certain cash flow sweep requirements and mandatory escrows, and our property mortgages generally require certain mandatory prepayments upon disposition of underlying collateral. Early repayment of certain mortgages may be subject to prepayment penalties.

Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.

As of December 31, 2015, $321.8 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

We may, in a manner consistent with our qualification as a REIT, seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging agreement, there could be significant costs and cash and other collateral requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure of any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the distribution requirements applicable to REITs under the Code.

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

As of December 31, 2015, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. Pursuant to the registration rights agreement we entered into with members of the Otto family and certain affiliated entities receiving shares of our common stock in the Formation Transactions and concurrent private placements, the parties to this agreement have the right to demand that we register the resale and/or facilitate an underwritten offering of their shares; provided that the demand relates to shares having a market value of at least $40.0 million and that such parties may not make more than two such demands in any consecutive 12-month period.

Upon the request of one or more parties owning at least 1.0% of our total outstanding common stock, we have agreed to file a shelf registration statement registering the offering and sale of such parties’ registrable securities on a delayed or continuous basis, or a resale shelf registration statement, and maintain the effectiveness of the resale shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their 46,601,137 common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

In connection with the registration rights agreement we entered into with the continuing investors who received common units in the Formation Transactions, on December 14, 2015, we filed a shelf registration statement with the SEC to register the primary issuance of the shares of our common stock that they may receive in exchange for their common units. We are required to maintain the effectiveness of this shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities. Furthermore, to the extent a holder transfers more than 50% of the common stock or common units that it received in connection with the Formation Transactions within two years of the completion of the Offering, the holder generally will be required to bear additional New York City and State real property transfer taxes attributable to such holder based on the holder’s transfer.

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

In the future, we may issue debt or equity securities or incur other financial obligations, including stock dividends and shares that may be issued in exchange for common units and equity plan shares/units. Upon liquidation, holders of our debt securities and other loans and preferred stock will receive a distribution of our available assets before common stockholders. We are not required to offer any such additional debt or equity securities to existing stockholders on a preemptive basis. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities (including common units and convertible preferred units), warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of shares of our common stock. Any convertible preferred units would have, and any series or class of our preferred stock would likely have a preference on distribution payments, periodically or upon liquidation, which could eliminate or otherwise limit our ability to make distributions to common stockholders.

Risks Related to Our Status as a REIT

Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.

We elected to be treated as a REIT commencing with our taxable year ended December 31, 2014. The Code generally requires that a REIT distribute at least 90% of its taxable income (without regard to the dividends paid deduction and excluding net capital gains) to stockholders annually, and a REIT must pay tax at regular corporate rates to the extent that it distributes less than 100% of its taxable income (including capital gains) in a given year. In addition, a REIT is required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions it makes in a calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and 100% of its undistributed income from prior years. To avoid entity-level U.S. federal income and excise taxes, we anticipate distributing at least 100% of our taxable income annually.

We believe that we have been and are organized, and have operated and will continue to operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2014. However, we cannot assure you that we have been and are organized and have operated or will continue to operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the Internal Revenue Service, or the IRS, that we qualify as a REIT. The complexity of the Code provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, acquired assets from taxable C corporations in tax-deferred transactions and holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

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

In the case of assets we acquired on a tax-deferred basis from certain corporations controlled by the Otto family and Wilhelm von Finck (which we collectively refer to as the “family corporations”) as part of the Formation Transactions, we are subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is currently 35%, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 5-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Additionally, depending upon the location of the asset acquired on a tax deferred basis there may be additional “sting tax” imposed on a state and local level.  Gain from a sale of such an asset occurring after the 5-year period ends will not be subject to this sting tax. We currently do not expect to dispose of any asset if the disposition would result in the imposition of a material sting tax liability under the above rules. We cannot, however, assure you that we will not change our plans in this regard.

As part of the Formation Transactions, we also acquired assets of the family corporations through mergers, stock acquisition and similar transactions. As a result of those acquisitions, we inherited any liability for the unpaid taxes of the family corporations for periods prior to the acquisitions. In each case, our acquisition of assets was intended to qualify as a tax-deferred acquisition for the family corporation so that none of the corporations recognized gain or loss for U.S. federal income tax purposes in the Formation Transactions. If for any reason our acquisition of a family corporation’s assets failed to qualify for tax-deferred treatment, the corporation generally would recognize gain for U.S. federal income tax purposes to the extent that the fair market value of our stock (and any cash) issued in exchange for the stock of the family corporation or the corporation’s assets, plus debt assumed, exceeded the corporation’s adjusted tax basis in its assets. We would inherit the resulting tax liability of the family corporation. In several of the Formation Transactions, the acquired family corporation would have recognized gain for U.S. federal income tax purposes unless the acquisition qualified as a tax-deferred “reorganization” within the meaning of Section 368(a) of the Code. The requirements of tax-deferred reorganizations are complex, and it is possible that the IRS could interpret the applicable law differently and assert that one or more of the acquisitions failed to qualify as a reorganization under Section 368(a) of the Code. Moreover, under the “investment company” rules under Section 368 of the Code, certain of the acquisitions could be taxable if the acquired corporation was an “investment company” under such rules. If any such acquisition failed to qualify for tax-free reorganization treatment we would incur significant U.S. federal income tax liability.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code.  If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

There are uncertainties relating to our distribution of non-REIT earnings and profits.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Such non-REIT earnings and profits generally would have included any accumulated earnings and profits of the corporations acquired by us (or whose assets we acquired) in the Formation Transactions. We believe that we have operated, and intend to continue to operate, so that we have not had and will not have any earnings and profits accumulated in a non-REIT year at the end of any taxable year. However, the determination of the amounts of any such non-REIT earnings and profits is a complex factual and legal determination, especially in the case of corporations, such as the corporations acquired in our formation transactions that have been in operation for many years. In addition, certain aspects of the computational rules are not completely clear. Thus, we cannot guarantee that the IRS will not assert that we had accumulated non-REIT earnings as of the end of 2014 or a subsequent taxable year. If it is subsequently determined that we had any accumulated non-REIT earnings and profits as of the end of our first taxable year as a REIT or at the end of any subsequent taxable year, we could fail to qualify as a REIT beginning with the applicable taxable year. Pursuant to Treasury Regulations, however, so long as our failure to comply with the prohibition on non-REIT earnings and profits was not due to fraud with intent to evade tax, we could cure such failure by paying an interest charge on 50% of the amount of accumulated non-REIT earnings and profits and by making a special distribution of accumulated non-REIT earnings and profits. We intend to utilize such cure provisions if ever required to do so. The amount of any such interest charge could be substantial.

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

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs. Further, even though for taxable years beginning after December 31, 2015, debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying real estate assets, no more than 25% of the value of our total assets can be represented by such assets. After meeting these requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (for taxable periods beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of a REIT’s assets may consist of securities of one or more TRSs. In addition, rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

We intend to jointly elect with one or more companies for those companies to be treated as our TRS under the Code for U.S. federal income tax purposes. These companies and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% (for taxable periods beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Recent legislation may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

Congress recently revised the rules applicable to federal income tax audits of partnerships (such as our operating partnership) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Many questions remain as to how the new rules will apply, especially with respect to partners that are REITs, and it is not clear at this time what effect this new legislation will have on us.  However, these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership.

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

Our Portfolio Summary

As of December 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 95.3% leased and 90.3% occupied. The table below presents an overview of our portfolio as of December 31, 2015.

						Annualized Rent (4)
Property	Submarket	% Ownership	Square Feet (1)	% Leased(2)	% Occupied(3)	Amount	Per Square Foot (5)
New York City:
1633 Broadway	West Side	100.0%	2,643,065	92.7%	83.5%	$141,165,000	$69.60
1301 Avenue of the Americas	Sixth Ave./Rock Center	100.0%	1,767,992	97.0%	85.5%	112,348,000	75.04
1325 Avenue of the Americas	Sixth Ave./Rock Center	100.0%	814,892	96.5%	94.2%	49,875,000	67.27
31 West 52nd Street	Sixth Ave./Rock Center	100.0%	786,647	100.0%	100.0%	60,298,000	79.09
900 Third Avenue	East Side	100.0%	596,270	96.0%	95.2%	41,479,000	73.79
712 Fifth Avenue	Madison/Fifth Avenue	50.0%	543,341	98.5%	98.5%	55,658,000	104.52
Subtotal / Weighted Average			7,152,207	95.7%	89.1%	460,823,000	75.36

Washington, D.C.:
Waterview	Rosslyn, VA	100.0%	647,243	98.9%	98.9%	34,086,000	51.41
425 Eye Street	East End	100.0%	380,090	96.5%	90.1%	15,292,000	45.72
2099 Pennsylvania Avenue	CBD	100.0%	208,636	62.0%	62.0%	10,034,000	77.32
1899 Pennsylvania Avenue	CBD	100.0%	192,481	88.8%	88.8%	13,471,000	79.85
Liberty Place	East End	100.0%	174,205	80.1%	80.1%	10,872,000	76.52
Subtotal / Weighted Average			1,602,655	90.3%	88.8%	83,755,000	58.31

San Francisco:
One Market Plaza	South Financial District	49.0%	1,611,125	98.4%	97.2%	98,006,000	63.63

Total / Weighted Average			10,365,987	95.3%	90.3%	$642,584,000	$70.71

(1)	Represents the remeasured square feet, which includes an aggregate of 164,742 square feet of either REBNY or BOMA remeasurement adjustments that are not reflected in current leases.
(2)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(3)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(4)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(5)	Excludes square feet and revenue from parking, storage, theater, signage and roof space.

Tenant Diversification

As of December 31, 2015, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology and federal government agencies. The following table sets forth information regarding the 10 largest tenants in our portfolio based on annualized rent as of December 31, 2015.

	Lease		Square Feet		% of Total	Annualized Rent (1)		% of
Tenant	Expiration(1)		Occupied		Square Feet	Amount	Per Square Foot	Annualized Rent
The Corporate Executive Board Company	Jan-2028		625,062		6.0%	$32,048,000	$51.27	5.0%
Barclays Capital, Inc.	Dec-2020		497,418		4.8%	29,071,000	58.44	4.5%
Allianz Global Investors, LP	Jan-2031	(2)	326,457	(2)	3.1%	26,170,000	80.16	4.1%
Clifford Chance LLP	Jun-2024		328,992		3.2%	25,510,000	77.54	4.0%
Credit Agricole Corporate & Investment Bank	Feb-2023		311,291		3.0%	24,726,000	79.43	3.8%
Commerzbank AG	May-2016	(3)	287,535	(3)	2.8%	24,271,000	84.41	3.8%
Google Inc.	Apr-2025		275,822		2.7%	17,495,000	63.43	2.7%
Deloitte & Touche, LLP	Mar-2016		212,052		2.0%	16,735,000	78.92	2.6%
WMG Acquisition Corp. (Warner Music Group)	Jul-2029		293,487		2.8%	16,311,000	55.58	2.5%
Chadbourne & Parke LLP	Sep-2034		203,102		2.0%	15,884,000	78.21	2.5%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	5,546 of the square feet leased expires in December 2016.
(3)	As of December 31, 2015, 144,712 of this square footage has been leased to other tenants pursuant to signed leases that are expected to commence following the May 2016 expiration.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2015.

Industry	Square Feet Occupied	% of Occupied Square Feet	Annualized Rent (1)	% of Annualized Rent
Legal Services	1,782,122	19.4%	$131,355,000	20.4%
Financial Services - Commercial and Investment Banking	1,726,657	18.8%	124,469,000	19.4%
Financial Services - All other	1,396,171	15.2%	112,087,000	17.4%
Technology and Media	1,433,307	15.6%	89,537,000	14.0%
Retail	321,436	3.5%	28,326,000	4.4%
Insurance	338,399	3.7%	26,869,000	4.2%
Accounting	275,263	3.0%	20,718,000	3.2%
Real Estate	205,835	2.2%	15,677,000	2.4%
Government	316,700	3.5%	14,677,000	2.3%
Other	1,385,376	15.1%	78,869,000	12.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of the lease expirations for leases in place as of December 31, 2015 for each of the 10 calendar years beginning with the year ending December 31, 2015, at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

		Annualized Rent (1)
Year of Lease Expiration (3)	Square Feet of Expiring Leases	Amount	Per Square Foot (2)	% of Annualized Rent
Month to Month	5,593	$631,000	$104.08	0.1%

1Q 2016	9,111	911,000	100.00	0.1%
2Q 2016	366,010	30,019,000	81.49	4.5%
3Q 2016	160,772	11,675,000	72.65	1.7%
4Q 2016	27,427	2,045,000	76.28	0.3%
Total 2016	563,320	44,650,000	79.02	6.6%

2017	553,297	40,453,000	73.75	6.0%
2018	323,095	25,631,000	79.20	3.8%
2019	500,762	37,617,000	75.50	5.6%
2020	465,698	32,852,000	79.17	4.9%
2021	1,521,322	89,931,000	59.99	13.4%
2022	531,263	35,346,000	73.97	5.3%
2023	670,462	53,101,000	79.70	7.9%
2024	682,055	53,564,000	78.99	8.0%
2025	465,438	34,118,000	73.43	5.1%
Thereafter	3,300,647	223,413,000	67.23	33.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Excludes square feet and revenue from parking, storage, theater, signage and roof space.
(3)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.

Our portfolio contains a number of large buildings in select central business district submarkets, which often involve large users occupying multiple floors for relatively long terms. Accordingly, the re-lease or renewal of one or more large leases may have a material positive or negative impact on average base rent, tenant improvement and leasing commission costs in a given period. Tenant improvement costs include expenditures for general improvements related to installing a tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the anticipated revenue to be received under the leases and the length of leases being signed. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties.

As of December 31, 2015, the vacancy rate of our portfolio was 4.7%.  In addition approximately 568,913 square feet (including month-to-month tenants), or 5.5% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2016, which represents approximately 6.7% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds and the funds’ ownership in the underlying investments.

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City and San Francisco.  As of December 31, 2015, the Property Funds were comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and (iv) Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”).

On October 29, 2015, Fund VII and Fund VII-H completed the acquisition of 670 Broadway, a 75,945 square foot creative office building located in Manhattan, for $112,000,000, comprised of $42,000,000 in cash and $70,000,000 of initial mortgage debt.

The following is a summary of the Property Funds, our ownership interests in these Funds and the Funds’ ownership interest in the underlying investments, as of December 31, 2015.

		As of December 31, 2015
	% Ownership	60 Wall Street	One Market Plaza		50 Beale Street	670 Broadway
Fund II	10.0%	46.3%	-		-	-
Fund III	3.1%	16.0%	2.0%		-	-
Fund VII/VII-H	7.2%	-	-		42.8%	100.0%
Total Property Funds		62.3%	2.0%		42.8%	100.0%
Other Investors		37.7%	98.0%	(1)	57.2%	-
Total		100.0%	100.0%		100.0%	100.0%

(1)	Includes a 49.0% direct ownership interest held by us.

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments. As of December 31, 2015, the Alternative Investment Funds had an aggregate of $580,200,000 of committed capital, of which, we have invested $166,560,000.

The following is a summary of our ownership interests in the Alternative Investment Funds and the Funds’ underlying investments, as of December 31, 2015.

(Amounts in thousands)%					Fair Value as of
Fund/Investment	Investment Type	Ownership	Interest Rate	Initial Maturity	December 31, 2015
Fund VIII
26 Broadway (1)	Mezzanine Loan	1.7%	8.3%	Jan-2022	$46,678
1440 Broadway (2)	Mezzanine Loan	1.7%	6.4%	Oct-2019	40,619
700 Eighth Avenue (3)	Mortgage/Mezzanine Loans	1.7%	6.4%	Dec-2016	80,317
Total Alternative Investment Funds					$167,614

(1)

The loan is secured by the equity interests in the owner of 26 Broadway, an 836,000 square foot office building, located in the financial district of Manhattan. The loan has a fixed interest rate and is subordinate to $220,000 of other debt.

(2)

On September 30, 2015, Fund VIII closed on a $40,000 mezzanine loan secured by the equity interests in the owner of 1440 Broadway, a 751,546 square foot office and retail property located in Manhattan. The loan bears interest at LIBOR plus 600 bps, has a one-year extension option and is subordinate to $265,000 of other debt.

(3)

On November 24, 2015, Fund VIII closed on a senior mortgage and mezzanine loan aggregating $80,000 secured by 700 Eighth Avenue, a 26,126 square foot retail property located in Manhattan. The loans bear interest at LIBOR plus 600 bps and have one-year extension options.

Additionally, on September 1, 2015, PGRESS and PGRESS-H redeemed their preferred equity investment in One Court Square for $42,475,000, resulting in a realized gain on the investment of $7,455,000.

Residential Development Fund

The purpose of the Residential Development Fund (“Residential Fund”) is to construct a multifamily residential project in San Francisco.  As of December 31, 2015, the Residential Fund had an aggregate of $135,600,000 of committed capital, of which $75,600,000 has been called and substantially invested.

Preferred Equity Investments

On December 16, 2015, we acquired PGRESS-A, which owned a 20% interest in a PGRESS Equity Holdings L.P., for $12,150,000. PGRESS Equity Holdings L.P. owns certain preferred equity investments that are also owned by PGRESS and PGRESS-H (together with PGRESS-A, the “PGRESS Funds”). Prior to our acquisition of PGRESS-A, we owned a 5.4% interest in the underlying investments held by the PGRESS and PGRESS-H Funds, which were consolidated into our consolidated financial statements.  These investments were reflected as a component of “real estate fund investments” on our consolidated balance sheets and the income from these investments was reflected as a component of “income from real estate fund investments” on our consolidated statements of income.  Subsequent to our acquisition of PGRESS-A, we are required to consolidate PGRESS Equity Holdings L.P.  Accordingly, we reclassified the underlying investments to “preferred equity investments” on our consolidated balance sheets and income from the investments is now reflected as a component of “interest and other income (loss), net” on our consolidated statements of income.

The following is a summary of the preferred equity investments held by PGRESS Equity Holdings L.P.

(Amounts in thousands)				As of
Preferred Equity Investment	% Ownership	Dividend Rate	Initial Maturity	December 31, 2015
470 Vanderbilt Avenue (1)	25.4%	10.3%	Feb-2019	$35,305
2 Herald Square (2)	25.4%	10.3%	Apr-2017	18,636
Total Preferred Equity Investments				$53,941

(1)

Represents a $33,750 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building located in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% is being paid in cash through February 2016 and will increase thereafter to 10.3% through maturity, and the unpaid portion accretes to the balance of the investment.

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment. The preferred equity investment has two one-year extension options.

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

718 Fifth Avenue - Put Right

We manage 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York. The property is one block south of one of the world’s most exclusive commercial intersections (57th Street and Fifth Avenue). Rockefeller Center and Central Park are within walking distance, as are numerous luxury hotels, museums and retail stores, including the Plaza Hotel, the Museum of Modern Art, Bergdorf Goodman and Saks Fifth Avenue. The property serves as the flagship store of Harry Winston, a high-end American luxury jeweler and producer of Swiss timepieces owned by The Swatch Group.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE. The table below sets forth the high and low sales prices of our common stock and dividends for the year ended December 31, 2015 and for the period from November 19, 2014 through December 31, 2014:

	Year Ended December 31, 2015				Period from November 19, 2014 through December 31, 2014
Quarter Ended	High	Low	Dividends		High	Low	Dividends
March 31	$20.21	$17.66	$ 0.134	(1)
June 30	19.73	16.97	0.095
September 30	18.35	15.65	0.095
December 31	18.56	16.50	0.095		$19.68	$17.49	$0.00

(1)  Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related formation transactions, ending on December 31, 2014.

As of December 31, 2015, there were approximately 37 registered holders of record of our common stock.  This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay dividends on a quarterly basis to holders of our common stock. Any dividend distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors; including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

On December 15, 2015, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ending December 31, 2015 which was paid on January 15, 2016 to stockholders of record as of the close of business on December 31, 2015.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the SNL Financials (“SNL”) Office REIT Index (the “SNL Office REIT Index”) and the National Association of Real Estate Investment Trusts (“NAREIT”) All Equity Index (the “All Equity Index”). Since our 2015 Performance Plan, a multi-year performance based equity compensation program, that was approved by the compensation committee of the board of directors on April 1, 2015, compares the return of our common stock to the SNL Office REIT Index, we have added the SNL Office REIT Index to the performance graph below. The graph assumes that $100 was invested on November 19, 2014 (the first trading day of our common stock) in our common stock, the S&P 500 Index, the SNL Office REIT Index and the All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	November 19, 2014	December 31, 2014	December 31, 2015
Paramount	$100.00	$102.26	$101.95
S&P 500 Index	100.00	100.72	102.12
SNL Office REIT Index	100.00	104.09	105.01
All Equity Index	100.00	104.09	107.03

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	7,574,416	(1)	$17.69	14,384,791
Equity compensation plans not approved by stockholders	-		-	-
Total	7,574,416		$17.69	14,384,791

(1)

Includes an aggregate of 1,624,450 options, 1,001,808 long-term incentive plan units in our Operating Partnership ("LTIP units") and 891,015 Performance Units that were granted pursuant to our 2014 Equity Incentive Plan (the "Plan") and 4,057,143 units that were granted as one-time Founders Grants that were granted outside of the Plan. The LTIP units and performance units do not have an exercise price.

(2)

Based on awards being granted as "Full Value Awards," as defined. If we were to grant "Not Full Value Awards," as defined in the Plan, the number of securities remaining available for future issuance would be 28,769,582. See Note 18, Incentive Compensation - Stock Based Compensation for more information.

Recent Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Since the assets that we acquired from our Predecessor are no longer held by funds which qualify for investment company accounting, we account for these assets following the Formation Transactions using consolidated historical cost accounting. As a result, our consolidated financial statements following the Formation Transactions differ significantly from the combined consolidated financial statements of our Predecessor.  The following table sets forth selected financial and operating data for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 and as of the end of such year and period. This data should be read in conjunction with the combined consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	The Company
			Period from
	Year Ended		November 24, 2014
(Amounts in thousands, except per share amounts)	December 31, 2015		to December 31, 2014
REVENUES:
Rental income	$586,530		$57,465
Tenant reimbursement income	50,885		5,865
Fee and other income	24,993		2,805
Total revenues	662,408		66,135
EXPENSES:
Operating	244,754		26,011
Depreciation and amortization	294,624		34,481
General and administrative	42,056		2,207
Acquisition and transaction related costs	10,355		-
Total expenses	591,789		62,699
Operating income	70,619		3,436
Income from real estate fund investments	37,975		1,412
Income from unconsolidated joint ventures	6,850		938
Unrealized gain on interest rate swaps	75,760		15,084
Interest and other income (loss), net	871		(179)
Interest and debt expense	(168,366)		(43,743)
Formation related costs	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-		239,716
Net income before income taxes	23,709		73,227
Income tax expense	(2,566)		(505)
Net income	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures and funds	(26,632)		(1,488)
Operating Partnership	1,070		(13,926)
Net (loss) income attributable to common stockholders	$(4,419)		$57,308

Per Share Data:
Net (loss) income per common share - basic	$(0.02)		$0.27
Net (loss) income per common share - diluted	$(0.02)		$0.27

Dividends per common share	$ 0.419	(1)	$-

	The Company
	Year Ended	Period from November 24, 2014 through
(Amounts in thousands)	December 31, 2015	December 31, 2014
Balance Sheet Data (as of end of period):
Total assets	$8,794,143	$9,030,441
Rental property, at cost	7,652,117	7,530,239
Accumulated depreciation and amortization	(243,089)	(81,050)
Debt	2,961,524	2,852,287
Total equity	5,310,550	5,554,953

Other Data:
Funds from operations attributable to common stockholders ("FFO") (2)	$209,349	$82,425
Core funds from operations attributable to common stockholders ("Core FFO") (3)	172,796	16,100

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related formation transactions, ending on December 31, 2014.

(2)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. For a reconciliation of net income to FFO see page 69.

(3)

We present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition, transaction and formation related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results. For a reconciliation of net income to Core FFO see page 69.

The following table sets forth selected financial and operating data of our Predecessor for the period from January 1, 2014 to November 23, 2014 and for the years ended December 31, 2013, 2012 and 2011 and as of the end of such period and years.

	The Predecessor
	Period from
	January 1, 2014	Year Ended December 31,
(Amounts in thousands)	to November 23, 2014	2013	2012	2011
REVENUES:
Rental income	$30,208	$30,406	$29,773	$29,187
Tenant reimbursement income	1,646	1,821	1,543	1,004
Distributions from real estate fund investments	17,083	29,184	31,326	15,128
Realized and unrealized gains, net	129,354	332,053	161,199	533,819
Fee and other income	49,098	26,426	22,974	26,802
Total revenues	227,389	419,890	246,815	605,940
EXPENSES:
Operating	15,862	16,195	15,402	14,656
Depreciation and amortization	10,203	10,582	10,104	10,701
General and administrative	30,912	33,504	28,374	25,556
Profit sharing compensation	12,041	23,385	17,554	78,354
Other	7,974	4,633	6,569	5,312
Total expenses	76,992	88,299	78,003	134,579
Operating income	150,397	331,591	168,812	471,361
Income from unconsolidated joint ventures	4,241	1,062	3,852	5,448
Unrealized (loss) gain on interest rate swaps	(673)	1,615	6,969	(273)
Interest and other income, net	2,479	9,407	4,431	1,887
Interest and debt expense	(28,585)	(29,807)	(37,342)	(34,497)
Net income before income taxes	127,859	313,868	146,722	443,926
Income tax expense	(18,461)	(11,029)	(6,984)	(42,973)
Net income	109,398	302,839	139,738	400,953
Net income attributable to noncontrolling interests	(87,888)	(286,325)	(137,443)	(347,075)
Net income attributable to the Predecessor	$21,510	$16,514	$2,295	$53,878

		The Predecessor
		Year Ended December 31,
(Amounts in thousands)		2013	2012	2011
Balance Sheet Data (as of end of period):
Total assets		$2,992,691	$2,611,727	$2,366,888
Rental property, at cost		414,998	414,855	416,864
Accumulated depreciation and amortization		(57,689)	(48,425)	(39,637)
Debt		499,859	517,494	532,305
Total equity		2,025,444	1,738,226	1,484,813

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the combined consolidated financial statements of that of our Predecessor, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of the Operating Partnership as of December 31, 2015.

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

•	Redeveloping and repositioning properties to increase returns;
•	Proactively managing our portfolio to increase occupancy and rental rates; and
•	Refinancing existing above market debt.

Acquisitions

On October 1, 2015, we acquired the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street from our joint venture partner for approximately $230,000,000 in cash and the assumption of $148,000,000 of existing debt.

Real Estate Fund Investments

On September 1, 2015, Paramount Group Special Situations Fund, L.P. (“PGRESS”) and Paramount Group Special Situations Fund-H, L.P. (“PGRESS-H”) redeemed their preferred equity investment in One Court Square for $42,475,000, resulting in a realized gain on the investment of $7,455,000.

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

On October 29, 2015, Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”) completed the acquisition of 670 Broadway, a 75,945 square foot creative office building located in Manhattan, for $112,000,000, comprised of $42,000,000 in cash and $70,000,000 of initial mortgage debt.

On November 24, 2015, Fund VIII made a senior mortgage and mezzanine loan aggregating $80,000,000 secured by 700 Eighth Avenue, a 26,126 square foot retail property located in Manhattan. The loans bear interest at LIBOR plus 600 bps, mature in December 2016 and have one-year extension options.

Preferred Equity Investments

On December 16, 2015, we acquired PGRESS-A, which owned a 20% interest in a PGRESS Equity Holdings L.P., for $12,150,000.  PGRESS Equity Holdings L.P. owns certain preferred equity investments that are also owned by PGRESS and PGRESS-H (together with PGRESS-A, the “PGRESS Funds”). Prior to our acquisition of PGRESS-A, we owned a 5.4% interest in the underlying investments held by the PGRESS and PGRESS-H Funds, which were consolidated into our consolidated financial statements.  These investments were reflected as a component of “real estate fund investments” on our consolidated balance sheets and the income from these investments was reflected as a component of “income from real estate fund investments” on our consolidated statements of income.  Subsequent to our acquisition of PGRESS-A, we are required to consolidate PGRESS Equity Holdings L.P.  Accordingly, we reclassified the underlying investments to “preferred equity investments” on our consolidated balance sheets and income from the investments is now reflected as a component of “interest and other income (loss), net” on our consolidated statements of income.

Financings and Refinancing

On December 1, 2015, we completed a $1.0 billion refinancing of 1633 Broadway, a 2.6 million square foot, office building located on Broadway between 50th and 51st Streets in Manhattan.  The new seven-year loan is interest only at LIBOR plus 175 basis points and can be increased at our option, by $250,000,000 to $1.25 billion, until December 1, 2018, if certain performance hurdles relating to the property are satisfied.  The net proceeds from the refinancing were used to repay the existing $926,260,000 loan and fund $42,011,000 of costs, primarily for swap breakage. The existing loan was scheduled to mature in December 2016 and had a weighted average interest rate of 5.35%. We have entered into interest rate swap agreements, to fix the one-month LIBOR to a weighted average rate of 1.84%. These swaps have maturity dates ranging between December 2020 and December 2022. The weighted average interest rate on the $1.0 billion mortgage loan was 3.54% as of December 31, 2015.

Financial Results

Three Months Ended December 31, 2015

Net income attributable to common stockholders was $8,905,000, or $0.04 per diluted share, for the three months ended December 31, 2015, compared to $57,308,000, or $0.27 per diluted share, for the period from November 24, 2014 to December 31, 2014. Funds from Operations (“FFO”) attributable to common stockholders was $61,559,000, or $0.29 per diluted share, for the three months ended December 31, 2015, compared to $82,425,000, or $0.39 per diluted share, for the period from November 24, 2014 to December 31, 2014. FFO includes the impact of certain “non-core” items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders by $16,371,000, or $0.08 per diluted share, for the three months ended December 31, 2015, compared to $66,325,000, or $0.31 per diluted share, for the period from November 24, 2014 to December 31, 2014. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of these items, was $45,188,000, or $0.21 per diluted share, for the three months ended December 31, 2015, compared to $16,100,000, or $0.08 per diluted share, for the period from November 24, 2014 to December 31, 2014.  See “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”).”

	The Company
		Period from
	Three Months Ended	November 24, 2014
(Amounts in thousands, except per share amounts)	December 31, 2015	to December 31, 2014
Non-core (income) expense:
Unrealized gain on interest rate swaps	$(26,263)	$(15,084)
Pro rata share of unrealized gain on interest rate swaps of unconsolidated joint ventures	(1,065)	(643)
Acquisition, transaction and formation related costs	523	143,437
Gain on consolidation of an unconsolidated joint venture	-	(239,716)
Defeasance and debt breakage	-	25,717
Total non-core income	(26,805)	(86,289)
Less non-core income attributable to noncontrolling interests in:
Consolidated joint ventures and funds	6,447	3,847
Operating Partnership	3,987	16,117
Non-core income attributable to common stockholders	$(16,371)	$(66,325)
Per diluted share	$(0.08)	$(0.31)

Year Ended December 31, 2015

Net loss attributable to common stockholders was $4,419,000, or $0.02 per diluted share, for the year ended December 31, 2015, compared to net income of $57,308,000, or $0.27 per diluted share, for the period from November 24, 2014 to December 31, 2014. FFO attributable to common stockholders was $209,349,000, or $0.99 per diluted share, for the year ended December 31, 2015, compared to $82,425,000, or $0.39 per diluted share, for the period from November 24, 2014 to December 31, 2014. FFO includes the impact of certain “non-core” items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders by $36,553,000, or $0.18 per diluted share, for the year ended December 31, 2015, compared to $66,325,000, or $0.31 per diluted share, for the period from November 24, 2014 to December 31, 2014. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of these items, was $172,796,000, or $0.81 per diluted share, for the year ended December 31, 2015, compared to $16,100,000, or $0.08 per diluted share, for the period from November 24, 2014 to December 31, 2014.  See “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”).”

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands, except per share amounts)	December 31, 2015	to December 31, 2014
Non-core (income) expense:
Unrealized gain on interest rate swaps	$(75,760)	$(15,084)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	-
Acquisition, transaction and formation related costs	4,483	143,437
Severance costs	3,315	-
Pro rata share of unrealized gain on interest rate swaps of unconsolidated joint ventures	(2,112)	(643)
Gain on consolidation of an unconsolidated joint venture		(239,716)
Defeasance and debt breakage	-	25,717
Predecessor income tax true-up	721	-
Total non-core income	(63,481)	(86,289)
Less non-core income attributable to noncontrolling interests in:
Consolidated joint ventures and funds	18,028	3,847
Operating Partnership	8,900	16,117
Non-core income attributable to common stockholders	$(36,553)	$(66,325)
Per diluted share	$(0.18)	$(0.31)

Portfolio Operations and Leasing Activity

As of December 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet that was 95.3% leased.

During the three months ended December 31, 2015, we leased 647,828 square feet at a weighted average initial rent of $79.80 per square foot. This leasing activity, offset by lease expirations during the three months, increased portfolio wide leased percentage by 240 basis points from September 30, 2015.  Of the 647,828 square feet leased in the three months, 443,336 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 17.3% on a cash basis and 19.4% on a GAAP basis. The weighted average lease term for leases signed during the three months was 13.0 years and tenant improvements and leasing commissions on these leases were $7.46 per square foot per annum, or 9.4% of initial rent.

The following table presents additional details on the leases signed during the three months ended December 31, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended December 31, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	647,828	478,451	-	169,377
Pro rata share of total square feet leased:	561,446	478,451	-	82,995
Initial rent (1)	$79.80	$78.90	$-	$85.01
Weighted average lease term (in years)	13.0	14.2	-	5.9

Tenant improvements and leasing commissions:
Per square foot	$96.77	$107.03	$-	$37.63
Per square foot per annum	$7.46	$7.54	$-	$6.40
Percentage of initial rent	9.4%	9.6%	-	7.5%

Rent concessions:
Average free rent period (in months)	10.0	11.0	-	3.9
Average free rent period per annum (in months)	0.8	0.8	-	0.7

Second generation space:
Square feet	443,336	360,341	-	82,995
Cash basis:
Initial rent (1)	$79.68	$78.45	$-	$85.01
Prior escalated rent (2)	$67.95	$70.51	$-	$56.81
Percentage increase	17.3%	11.3%	-	49.6%
GAAP basis:
Straight-line rent	$80.75	$79.83	$-	$84.72
Prior straight-line rent	$67.61	$70.51	$-	$55.00
Percentage increase	19.4%	13.2%	-	54.0%

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(3) The leasing statistics (excluding square feet leased) include the effect of a lease extension for the parking garage at 31 West 52nd Street.

During the year ended December 31, 2015, we leased 1,393,770 square feet at a weighted average initial rent of $78.48 per square foot. This leasing activity, offset by lease expirations during the year, increased portfolio wide leased percentage by 140 basis points from December 31, 2014.  Of the 1,393,770 square feet leased in the year, 930,514 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 15.6% on a cash basis and 16.0% on a GAAP basis. The weighted average lease term for leases signed during the year was 11.9 years and tenant improvements and leasing commissions on these leases were $7.55 per square foot per annum, or 9.6% of initial rent.

The following table presents additional details on the leases signed during year ended December 31, 2015 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Year Ended December 31, 2015	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	1,393,770	1,074,761	49,633	269,376
Pro rata share of square feet leased:	1,220,654	1,039,027	49,633	131,994
Initial rent (1)	$78.48	$78.37	$56.58	$87.64
Weighted average lease term (in years)	11.9	12.6	11.1	6.2

Tenant improvements and leasing commissions:
Per square foot	$89.71	$95.80	$92.63	$40.70
Per square foot per annum	$7.55	$7.57	$8.35	$6.60
Percentage of initial rent	9.6%	9.7%	14.8%	7.5%

Rent concessions:
Average free rent period (in months)	9.6	10.4	10.3	3.2
Average free rent period per annum (in months)	0.8	0.8	0.9	0.5

Second generation space:
Square feet	930,514	787,585	20,770	122,159
Cash basis:
Initial rent (1)	$79.52	$78.31	$78.62	$87.47
Prior escalated rent (2)	$68.78	$70.59	$64.86	$57.79
Percentage increase	15.6%	10.9%	21.2%	51.3%
GAAP basis:
Straight-line rent	$79.60	$78.54	$77.00	$86.85
Prior straight-line rent	$68.62	$70.95	$51.72	$56.48
Percentage increase	16.0%	10.7%	48.9%	53.8%

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(3) The leasing statistics (excluding square feet leased) include the effect of a lease extension for the parking garage at 31 West 52nd Street.

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

Variable Interest Entities and Investments in Unconsolidated Joint Ventures

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

Income Taxes

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016, will result in the deconsolidation of our Real Estate Fund investments, which qualify as investment companies pursuant to Financial Services-Investment Companies (“ASC 946”), with the exception of the Residential Fund, which is carried at historical cost.

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

Results of Operations

The following pages summarize our consolidated results of operations for the year ended December 31, 2015 and the period from November 24, 2014 to December 31, 2014 and the combined consolidated historical results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013.

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

Results of Operations – The Company – Year Ended December 31, 2015 Compared to the Period from November 24, 2014 to December 31, 2014

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014	Change
REVENUES:
Rental income	$586,530	$57,465	$529,065
Tenant reimbursement income	50,885	5,865	45,020
Fee and other income	24,993	2,805	22,188
Total revenues	662,408	66,135	596,273
EXPENSES:
Operating	244,754	26,011	218,743
Depreciation and amortization	294,624	34,481	260,143
General and administrative	42,056	2,207	39,849
Acquisition and transaction related costs	10,355	-	10,355
Total expenses	591,789	62,699	529,090
Operating income	70,619	3,436	67,183
Income from real estate fund investments	37,975	1,412	36,563
Income from unconsolidated joint ventures	6,850	938	5,912
Unrealized gain on interest rate swaps	75,760	15,084	60,676
Interest and other income (loss), net	871	(179)	1,050
Interest and debt expense	(168,366)	(43,743)	(124,623)
Formation related costs	-	(143,437)	143,437
Gain on consolidation of an unconsolidated joint venture	-	239,716	(239,716)
Net income before income taxes	23,709	73,227	(49,518)
Income tax expense	(2,566)	(505)	(2,061)
Net income	21,143	72,722	(51,579)
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures and funds	(26,632)	(1,488)	(25,144)
Operating Partnership	1,070	(13,926)	14,996
Net (loss) income attributable to common stockholders	$(4,419)	$57,308	$(61,727)

Rental Income

Rental income for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 represents rental income from the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions. Rental income was $586,530,000 for the year ended December 31, 2015, compared to $57,465,000 for the period from November 24, 2014 to December 31, 2014, an increase of $529,065,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Tenant Reimbursement Income

Tenant reimbursement income represents reimbursement income from tenants at the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions. Tenant reimbursement income was $50,885,000 for the year ended December 31, 2015, compared to $5,865,000 for the period from November 24, 2014 to December 31, 2014, an increase of $45,020,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Fee and Other Income

Fee and other income was $24,993,000 for the year ended December 31, 2015 and $2,805,000 for the period from November 24, 2014 to December 31, 2014, an increase of $22,188,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.  The following table sets forth the details of fee and other income.

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Fee and other income
Property management fees	$5,763	$587
Acquisition and disposition fees	1,985	510
Construction fees	216	58
Other fees	2,284	21
Total fee income	10,248	1,176
Other income (1)	14,745	1,629
Total fee and other income	$24,993	$2,805

(1) Other income is primarily comprised of (i) tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses and (ii) lease termination income.

Operating Expenses

Operating expenses for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 represent the operating expenses of the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions. Operating expenses were $244,754,000 for the year ended December 31, 2015, compared to $26,011,000 for the period from November 24, 2014 to December 31, 2014, an increase of $218,743,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 represents depreciation and amortization on the 11 properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions. Depreciation and amortization was $294,624,000 for the year ended December 31, 2015, compared to $34,481,000 for the period from November 24, 2014 to December 31, 2014, an increase of $260,143,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014 and the timing of the amortization of certain in-place leases.

General and Administrative Expenses

General and administrative expenses were $42,056,000 for the year ended December 31, 2015, compared to $2,207,000 for the period from November 24, 2014 to December 31, 2014, an increase of $39,849,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. In addition, the year ended December 31, 2015 includes $7,000,000 of amortization of stock-based compensation expense. The following table sets forth the details of general and administrative expenses.

	The Company
	Year Ended		Period from November 24, 2014
(Amounts in thousands)	December 31, 2015		to December 31, 2014
General and administrative expenses	$41,859	(1)	$2,528
Mark-to-market of investments in our deferred compensation plan (2)	197		(321)
Total general and administrative expenses	$42,056		$2,207

(1) Includes $3,315 of severance costs

(2) The change resulting from the mark-to-market of the deferred compensation plan liabilities is entirely offset by the change in the mark-to-market of deferred compensation plan assets, which is included in interest and other income

    (loss), net.

Acquisition and Transaction Related Costs

Acquisition and transaction related costs were $10,355,000 for the year ended December 31, 2015 and are primarily comprised of legal and professional fees related to potential acquisitions and capital raising costs in connection with real estate fund investments.  Acquisition and transaction related costs for the year ended December 31, 2015 also includes $5,872,000 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner.

Income from Real Estate Fund Investments

Income from real estate fund investments for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, represents income from the remaining private equity real estate funds that we consolidate. Income from real estate fund investments was $37,975,000 for the year ended December 31, 2015, compared to $1,412,000 for the period from November 24, 2014 to December 31, 2014, an increase of $36,563,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. In addition, the year ended December 31, 2015 includes $13,884,000 of realized gains from the sale of certain fund investments and $18,401,000 of unrealized gains from the appreciation in value of certain fund investments. The following table sets forth the details of income from real estate fund investments.

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Investment income	$13,406	$3,334
Investment expenses	1,132	565
Net investment income	12,274	2,769
Net realized gains	11,955	50
Previously recorded unrealized gains on exited investments	(6,584)	-
Net unrealized gains (losses)	20,330	(1,407)
Income from real estate fund investments	$37,975	$1,412

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $6,850,000 for the year ended December 31, 2015, compared to $938,000 for the period from November 24, 2014 to December 31, 2014, an increase of $5,912,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. The following table sets for the details of income from unconsolidated joint ventures.

		The Company
	%		Period from
	Ownership at	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	December 31, 2015	to December 31, 2014
Our share of Net Income:
712 Fifth Avenue	50.0%	$6,734	$938
Oder-Center, Germany (1)	9.5%	116	-
		$6,850	$938
(1) We account for our interest in Oder-Center on a one quarter lag basis.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $75,760,000 for the year ended December 31, 2015, compared to $15,084,000 for the period from November 24, 2014 to December 31, 2014, an increase of $60,676,000, and represents the change in fair value of the interest rate swap derivative instruments.

Interest and Other Income (Loss), net

Interest and other income (loss), net was income of $871,000 for the year ended December 31, 2015, compared to a loss of $179,000 for the period from November 24, 2014 to December 31, 2014, an increase in income of $1,050,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. The following table sets forth the details of interest and other income.

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Mark-to-market of investments in our deferred compensation plan (1)	$197	$(321)
Interest and other income	674	142
Total interest and other income (loss)	$871	$(179)

(1) The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the mark-to-market of deferred compensation plan liabilities, which is included in general and administrative expenses.

Interest and Debt Expense

Interest and debt expense for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, represents interest cost on the properties that we consolidate using historical cost accounting subsequent to the completion of the Offering and the Formation Transactions. Interest and debt expense was $168,366,000 for the year ended December 31, 2015, compared to $43,743,000 for the period from November 24, 2014 to December 31, 2014, an increase of $124,623,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. Interest and debt expense also includes $2,565,000 and $240,000 of amortization of deferred financing costs for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively. In addition, the period from November 24, 2014 to December 31, 2014 includes $25,717,000 of defeasance and debt breakage costs related to the Formation Transactions.

Formation Related Costs

Formation related costs were $143,437,000 for the period from November 24, 2014 to December 31, 2014 and includes (i) $71,000,000 of stock based compensation expense in connection with the one-time founders’ grants to executive officers and certain other employees, (ii) $51,306,000 of transfer taxes and (iii) $21,131,000 of accounting, legal and other professional fees incurred in connection with the Formations Transactions.

Gain on Consolidation of an Unconsolidated Joint Venture

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a 50.0% interest in a joint venture that owned 1325 Avenue of the Americas, which was accounted for under the equity method.  The remaining 50.0% interest was held by a third-party joint venture partner.  As part of the Formation Transactions, we acquired the 50.0% interest held by our joint venture partner for $130,381,000 payable in shares of our common stock.  The purchase price took into account certain tax benefits to our joint venture partner.  The transaction was accounted for as a step acquisition in which we were required to re-measure our existing 50.0% ownership interest at fair value.  As a result of the acquisition, we own 100.0% of the property and began consolidating the accounts of the property into our consolidated financial statements from the date of acquisition.  In connection therewith, we recognized a $239,716,000 gain in the period from November 24, 2014 to December 31, 2014, comprised of (i) $175,917,000 representing the excess of the fair value of the property over the carrying amount of our investment in the property and (ii) $63,799,000 representing a purchase gain.

Income Tax expense

Income tax expense was $2,566,000 for the year ended December 31, 2015, compared to $505,000 for the period from November 24, 2014 to December 31, 2014, an increase of $2,061,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures and Funds

Net income attributable to noncontrolling interest in consolidated joint ventures was $5,459,000 for the year ended December 31, 2015 compared to $1,353,000 for the period from November 24, 2014 to December 31, 2014, an increase of $4,106,000. Net income attributable to noncontrolling interest in consolidated funds was $21,173,000 for the year ended December 31, 2015 compared to $135,000, for the period from November 24, 2014 to December 31, 2014, an increase of $21,038,000. These increases were primarily due to a full year’s result of operations in 2015, compared to a partial year in 2014.

The following table sets forth the details of interest and other income.

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Noncontrolling interest in consolidated joint ventures	$5,459	$1,353
Noncontrolling interest in funds	21,173	135
Total noncontrolling interests in consolidated joint ventures and funds	$26,632	$1,488

Net (Income) loss Attributable to Noncontrolling Interests in Operating Partnership

Net (income) or loss attributable to noncontrolling interest in Operating Partnership represents net (income) or loss attributable to the unitholders of the Operating Partnership. For the year ended December 31, 2015, we allocated a loss of $1,070,000 and for the period from November 24, 2014 to December 31, 2014, we allocated income of $13,926,000 to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor - Period from January 1, 2014 to November 23, 2014 compared to Year Ended December 31, 2013

The following table summarizes the consolidated results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013.

	The Predecessor
	Period from
	January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013	Change
REVENUES:
Rental income	$30,208	$30,406	$(198)
Tenant reimbursement income	1,646	1,821	(175)
Distributions from real estate fund investments	17,083	29,184	(12,101)
Realized and unrealized gains, net	129,354	332,053	(202,699)
Fee and other income	49,098	26,426	22,672
Total revenues	227,389	419,890	(192,501)
EXPENSES:
Operating	15,862	16,195	(333)
Depreciation and amortization	10,203	10,582	(379)
General and administrative	30,912	33,504	(2,592)
Profit sharing compensation	12,041	23,385	(11,344)
Other	7,974	4,633	3,341
Total expenses	76,992	88,299	(11,307)
Operating income	150,397	331,591	(181,194)
Income from unconsolidated joint ventures	4,241	1,062	3,179
Unrealized (loss) gain on interest rate swaps	(673)	1,615	(2,288)
Interest and other income, net	2,479	9,407	(6,928)
Interest and debt expense	(28,585)	(29,807)	1,222
Net income before income taxes	127,859	313,868	(186,009)
Income tax expense	(18,461)	(11,029)	(7,432)
Net income	109,398	302,839	(193,441)
Net income attributable to noncontrolling interests	(87,888)	(286,325)	198,437
Net income attributable to the Predecessor	$21,510	$16,514	$4,996

Rental Income

Rental income for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013, represents rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor. Rental income was $30,208,000 for the period from January 1, 2014 to November 23, 2014, compared to $30,406,000 for the year ended December 31, 2013, a decrease of $198,000. This decrease was primarily due to a full year’s results of operations in 2013, compared to a partial year in 2014.

Tenant Reimbursement Income

Tenant reimbursement income for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013, represents reimbursement income from tenants at Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor. Tenant reimbursement income was $1,646,000 for the period from January 1, 2014 to November 23, 2014, compared to $1,821,000 for the year ended December 31, 2013, a decrease of $175,000. This decrease was primarily due to a full year’s results of operations in 2013, compared to a partial year in 2014.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments comprise distributions received from our private equity real estate funds and were $17,083,000 for the period from January 1, 2014 to November 23, 2014, compared to $29,184,000 for the year ended December 31, 2013, a decrease of $12,101,000. This decrease was primarily attributable to the elimination of distributions from 1633 Broadway as cash was retained in 2014 in order to fund leasing costs at the property.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net were $129,354,000 for the period from January 1, 2014 to November 23, 2014, compared to $332,053,000 for the year ended December 31, 2013, a decrease of $202,699,000. This decrease was primarily attributable to market fundamentals in 2014 as compared to 2013. While market fundamentals continued to improve during 2014, they did so at a slower pace as compared to 2013.

Fee and Other Income

Fee and other income was $49,098,000 for the period from January 1, 2014 to November 23, 2014, compared to $26,426,000 for the year ended December 31, 2013, an increase of $22,672,000. The following table sets forth the details of fee and other income.

	The Predecessor
	Period from January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
Fee and other income
Property management fees	$15,599	$15,641
Acquisition and disposition fees	25,038	2,785
Construction fees	5,718	6,937
Other fees	2,743	1,063
Total fee and other income	$49,098	$26,426

Operating Expenses

Operating expenses for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013, represents the operating expenses of Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled. Operating expenses were $15,862,000 for the period from January 1, 2014 to November 23, 2014, compared to $16,195,000 for the year ended December 31, 2013, a decrease of $333,000. This decrease was primarily due to a full year’s results of operations in 2013, compared to a partial year in 2014.

Depreciation and Amortization

Depreciation and amortization for the period from January 1, 2014 to November 23, 2014, and for the year ended December 31, 2013, represents depreciation and amortization on Waterview, the sole property for which direct property operations are reflected in the historical combined consolidated financial statements of our Predecessor.  Depreciation and amortization was $10,203,000 for the period from January 1, 2014 to November 23, 2014, compared to $10,582,000 for the year ended December 31, 2013, a decrease of $379,000.  This decrease was primarily due to a full year’s depreciation in 2013, compared to a partial year in 2014.

General and Administrative

General and administrative expenses were $30,912,000 for the period from January 1, 2014 to November 23, 2014, compared to $33,504,000 for the year ended December 31, 2013, a decrease of $2,592,000. The following table sets forth the details of general and administrative expenses.

	The Predecessor
	Period from January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
General and administrative expenses (1)	$29,206	$27,972
Mark-to-market of investments in our deferred compensation plans (2)	1,706	5,532
Total general and administrative expenses	$30,912	$33,504

(1) Primarily due to higher payroll costs

(2) The change resulting from the mark-to-market of the deferred compensation plan liabilities is entirely offset by the change in the mark-to-market of deferred compensation plan assets, which is included in interest and other income, net.

Profit Sharing Compensation

Profit sharing compensation represents a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions. Profit sharing compensation was $12,041,000 for the period from January 1, 2014 to November 23, 2014, compared to $23,385,000 for the year ended December 31, 2013, a decrease of $11,344,000. This decrease resulted primarily from decreases in unrealized gains on real estate investments held through funds.

Other Expenses

Other expenses were $7,974,000 for the period from January 1, 2014 to November 23, 2014, compared to $4,633,000 for the year ended December 31, 2013, an increase of $3,341,000.  This increase resulted primarily from higher capital raising and formation costs for our Predecessor’s private equity real estate fund business.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $4,241,000 for the period from January 1, 2014 to November 23, 2014, compared to $1,062,000 for the year ended December 31, 2013, an increase of $3,179,000. The following table sets for the details of income from unconsolidated joint ventures.

		The Predecessor
	%	Period from
	Ownership at	January 1, 2014	Year Ended
(Amounts in thousands)	November 23, 2014	to November 23, 2014	December 31, 2013
Our share of Net Income (Loss):
712 Fifth Avenue	50.0%	$4,141	$2,612
1325 Avenue of the Americas	50.0%	100	(1,550)
900 Third Avenue (1)	11.8%	-	-
		$4,241	$1,062

(1) As of November 23, 2014, and December 31, 2013, our Predecessor's investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses were utilized.

Unrealized (Loss) Gain on Interest Rate Swaps

Unrealized (loss) gain on interest rate swaps was a loss of $673,000 for the period from January 1, 2014 to November 23, 2014, compared to a gain of $1,615,000 for the year ended December 31, 2013, a decrease in income of $2,288,000. This decrease resulted primarily from a decrease in interest rate indexes to which rates are tied. These interest rate swaps related to the debt of certain private equity real estate funds that were controlled by our Predecessor.

Interest and Other Income, net

Interest and other income was $2,479,000 for the period from January 1, 2014 to November 23, 2014, compared to $9,407,000 for the year ended December 31, 2013, a decrease of $6,928,000. The following table sets forth the details of interest and other income.

	The Predecessor
	Period from
	January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
Mark-to-market of investments in our deferred compensation plans (1)	$1,706	$5,532
Interest and other income (2)	773	3,875
Total interest and other income	$2,479	$9,407

(1) The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the mark-to-market of deferred compensation plan liabilities, which is included in general and administrative expenses.

(2) The decrease in interest and other income resulted primarily from interest income received in the year ended December 31, 2013 from new investors in one of our private equity real estate funds in connection with their initial capital contribution.

Interest and Debt Expense

Interest and debt expense included for the period from January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013, related to interest incurred on the Waterview mortgage, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway. Interest expense was $28,585,000 for the period from January 1, 2014 to November 23, 2014, compared to $29,807,000 for the year ended December 31, 2013, a decrease of $1,222,000.  This decrease was primarily due to a full year’s results of operations in 2013, compared to a partial year in 2014.

Income Tax Expense

Income tax expense was $18,461,000 for the period from January 1, 2014 to November 23, 2014, compared to $11,029,000 for the year ended December 31, 2013, an increase of $7,432,000. This increase resulted primarily from previously deferred contingent fees that were recognized in 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $87,888,000 for the period from January 1, 2014 to November 23, 2014, compared to $286,325,000 for the year ended December 31, 2013, a decrease of $198,437,000 and represents net income attributable to the noncontrolling interests of the private equity real estate funds. The decrease resulted primarily from lower income from real estate fund investments.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our $1.0 billion revolving credit facility, which could be increased to $1.25 billion, subject to certain conditions. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Liquidity

As of December 31, 2015, we had $143,884,000 of cash and cash equivalents and $780,000,000 of borrowing capacity under our revolving credit facility, net of $200,000,000, which has been reserved under a letter of credit.

On December 1, 2015, we completed a $1.0 billion refinancing of 1633 Broadway, a 2.6 million square foot, office building located on Broadway between 50th and 51st Streets in Manhattan.  The new seven-year loan is interest only at LIBOR plus 175 basis points and can be increased at the Company’s option, by $250,000,000 to $1.25 billion, until December 1, 2018, if certain performance hurdles relating to the property are satisfied.  The net proceeds from the refinancing were used to repay the existing $926,260,000 loan and fund $42,011,000 of costs, primarily for swap breakage.  The existing loan was scheduled to mature in December 2016 and had a weighted average interest rate of 5.35%.

As of December 31, 2015, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $2.962 billion. None of our debt matures in 2016 and $897,827,000 of our debt matures in 2017. We may refinance the remainder of our maturing debt when it comes due or refinance or prepay it early depending on prevailing market conditions, liquidity requirements and other factors.  The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On December 15, 2015, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ending December 31, 2015, which was paid on January 15, 2016 to stockholders of record as of the close of business on December 31, 2015.  During 2015, we paid an aggregate of $85,458,000 in dividends to our common stockholders and common unitholders.  These dividends were paid utilizing the cash flow from operations.  Our net cash flow from operations, as disclosed in our statement of cash flows, was a negative $16,969,000 due to utilizing $127,743,000 of cash for real estate fund investments.  However, this amount was entirely funded by the limited partners of the real estate funds for which such investments were made.  In accordance with GAAP, amounts paid for real estate fund investments are disclosed within operating activities in our statement of cash flows as opposed to investing activities, and the source of the funds for real estate fund investments are disclosed within financing activities as a component of “contributions from noncontrolling interests.”  Excluding real estate fund investments, which were fully funded by the limited partners of our real estate funds, our net cash flow from operations was $110,774,000.

If we were to continue our current dividend policy for all of 2016, we would have to pay out approximately $101,000,000 to common stockholders and unitholders during 2016.

Development and Redevelopment Expenditures

We have substantially completed the redevelopment of the lobby and retail space at One Market Plaza, including new entrances along Spear, Steuart and Mission streets as well as public seating.

We are in the process of redeveloping the public plaza and below-grade retail space at 1633 Broadway.  The project, which is expected to be completed by the third quarter of 2016, is estimated to cost approximately $15,000,000, of which $8,683,000 has been expended as of December 31, 2015.

Contractual Obligations

Below is a summary of our contractual obligations and commitments as of December 31, 2015.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	one year	years	years	Thereafter
Notes and mortgages payable:
Interest expense (1)	$465,848	$136,301	$163,162	$104,860	$61,525
Principal repayment	2,941,524	1,441	984,928	941,611	1,013,544
Revolving credit facility (including interest expense) (1)	20,905	313	20,592	-	-
Due to affiliates (including interest expense)(1)	27,543	139	27,404	-	-
Loans payable to noncontrolling interests (including interest expense)(1)	119,069	-	-	-	119,069
Tenant obligations	109,212	104,997	3,437	778	-
Leasing commissions	5,179	5,179	-	-	-
Construction obligations	20,799	20,799	-	-	-
Total (2)	$3,710,079	$269,169	$1,199,523	$1,047,249	$1,194,138

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2015 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors related to our property management.

Off Balance Sheet Arrangements

As of December 31, 2015, our unconsolidated joint ventures had $270,643,000 of outstanding indebtedness, of which our share was $125,544,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others, to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2015, we believe we are in compliance with all of our covenants.

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

The Company

Cash and cash equivalents were $143,884,000 and $438,599,000, at December 31, 2015 and December 31, 2014, respectively, a decrease of $294,715,000. The following table sets forth the changes in cash flow.

		Period from
	Year Ended	November 24, 2014 to
(Amount in thousands)	December 31, 2015	December 31, 2014
Net cash (used in) provided by:
Operating activities	$(16,969)	$(80,572)
Investing activities	(95,416)	204,913
Financing activities	(182,330)	262,172

Operating Activities

Year Ended December 31, 2015 – We used $16,969,000 of cash for operating activities for the year ended December 31, 2015, primarily due to the net change in operating assets and liabilities of $170,269,000, partially offset by net income before noncash adjustments of $148,334,000 and distributions from unconsolidated joint ventures of $4,966,000. Noncash adjustments of $127,191,000 were primarily comprised of depreciation and amortization, unrealized gain on interest rate swaps, straight-lining of rental income and realized and net unrealized gains on real estate fund investments. The changes in operating assets and liabilities were primarily due to net acquisition of real estate fund investments of $127,743,000 and additions to deferred charges of $40,510,000.

Period from November 24, 2014 to December 31, 2014 – We used $80,572,000 of cash for operating activities for the period from November 24, 2014 to December 31, 2014, primarily to fund real estate fund investments aggregating $51,362,000 and leasing costs aggregating $13,181,000.

Investing Activities

Year Ended December 31, 2015 – We used $95,416,000 of cash for investing activities for the year ended December 31, 2015, primarily due to additions to rental properties of $107,859,000, partially offset by a decrease in restricted cash of $12,424,000.

Period from November 24, 2014 to December 31, 2014 – We generated $204,913,000 of cash from investing activities for the period from November 24, 2014 to December 31, 2014, primarily from cash received from properties in connection with the Formation Transactions.

Financing Activities

Year Ended December 31, 2015 - We used $182,330,000 of cash for financing activities in the year ended December 31, 2015, primarily due to the repayment of notes and mortgages payable of $927,633,000, the acquisition of noncontrolling interest in consolidated joint ventures of $261,464,000, dividends paid to common stockholders and unitholders of $85,458,000, distributions to noncontrolling interests  of $56,636,000, the settlement of swap liabilities of $33,741,000 and debt issuance costs of $18,871,000, partially offset by proceeds from notes and mortgages payable of $1,013,544,000, contributions from noncontrolling interests of $167,929,000 and proceeds from our revolving credit facility of $20,000,000.

Period from November 24, 2014 to December 31, 2014 – We generated $262,172,000 of cash from financing activities for the period from November 24, 2014 to December 31, 2014.  Cash generated from financing activities during the period was primarily due to the issuance and sale of common stock in connection with the Offering, substantially all of the proceeds of which were used toward the repayment of debt assumed in the Formation Transactions and the defeasance of a mortgage note payable.

The Predecessor

Cash and cash equivalents were $52,086,000 and $307,161,000 at November 23, 2014 and December 31, 2013, respectively, a decrease of $255,075,000 for the period from January 1, 2014 to November 23, 2014 and an increase of $2,183,000 during the year ended December 31, 2013. The following table sets forth the changes in cash flow.

	Period from
	January 1, 2014 to	Year Ended
(Amount in thousands)	November 23, 2014	December 31, 2013
Net cash (used in) provided by:
Operating activities	$(84,495)	$33,485
Investing activities	(64,330)	1,042
Financing activities	(106,250)	(32,344)

Operating Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013 – Our Predecessor used $84,495,000 of cash for operating activities during the period January 1, 2014 to November 23, 2014, compared to $33,485,000 generated during the year ended December 31, 2013, a decrease of $117,980,000. This decrease was primarily due to $31,061,000 for net real estate fund investments in 2014 resulting from the purchase of a new asset and additional investments in existing assets and changes in other operating assets and liabilities aggregating $87,542,000.

Investing Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013 – Our Predecessor used $64,330,000 of cash for investing activities during the period January 1, 2014 to November 23, 2014, compared to $1,042,000 provided during the year ended December 31, 2013, a decrease of $65,372,000. This decrease was primarily due to a $64,650,000 acquisition by a consolidated private equity fund, which utilizes historical cost accounting rather than investment company accounting.

Financing Activities

Period from January 1, 2014 to November 23, 2014 Compared to Year Ended December 31, 2013 – Our Predecessor used $106,250,000 of cash for financing activities during the period January 1, 2014 to November 23, 2014, compared to $32,344,000 used during the year ended December 31, 2013, an increase of $73,906,000. This was primarily due to a decrease in net contributions from noncontrolling interests aggregating $92,926,000, from $99,619,000 in 2013 to $6,693,000 in 2014.

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

The following table presents a reconciliation of our net income to NOI and Cash NOI.

	The Company
		Period from
(Amounts in thousands)	Year Ended December 31, 2015	November 24, 2014 to December 31, 2014
Reconciliation of net income to NOI and Cash NOI:
Net income	$21,143	$72,722
Add:
Depreciation and amortization	294,624	34,481
General and administrative expenses	42,056	2,207
Interest and debt expense	168,366	43,743
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	-
Acquisition, transaction and formation related costs	4,483	143,437
Income tax expense	2,566	505
NOI of unconsolidated joint ventures	16,580	1,680
Less:
Income from real estate fund investments	(37,975)	-
Income from unconsolidated joint ventures	(6,850)	(938)
Fee income	(10,248)	(1,176)
Unrealized gain on interest rate swaps	(75,760)	(15,084)
Interest and other income (loss), net	(871)	179
Gain on consolidation of unconsolidated joint ventures	-	(239,716)
NOI	423,986	42,040
Less NOI attributable to noncontrolling interests in consolidated joint ventures	(55,325)	(5,710)
Pro rata share of NOI	$368,661	$36,330

NOI	$423,986	$42,040
Less:
Straight-line rent adjustments	(69,522)	(5,653)
Amortization of below-market leases, net	(9,917)	(467)
Pro rata share of straight-line rent adjustments of unconsolidated joint ventures	410	(7)
Cash NOI	344,957	35,913
Less Cash NOI attributable to noncontrolling interests in consolidated joint ventures	(36,616)	(4,092)
Pro rata share of Cash NOI	$308,341	$31,821

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition, transaction and formation related costs, unrealized gain or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

	The Company
		Period from
(Amounts in thousands, except per share amounts)	Year Ended December 31, 2015	November 24, 2014 to December 31, 2014
Reconciliation of net income to FFO and Core FFO:
Net income	$21,143	$72,722
Real estate depreciation and amortization	294,624	34,481
Pro rata share of real estate depreciation and amortization of unconsolidated joint ventures	6,021	605
FFO	321,788	107,808
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(61,479)	(5,353)
Operating Partnership	(50,960)	(20,030)
FFO attributable to common stockholders	$209,349	$82,425
Per diluted share	$0.99	$0.39

FFO	$321,788	$107,808
Non-core (income) expense:
Transfer taxes due in connection with the sale of shares by a former joint venture partner	5,872	-
Acquisition, transaction and formation related costs	4,483	143,437
Defeasance and debt breakage costs	-	25,717
Predecessor income tax true-up	721	-
Severance costs	3,315	-
Unrealized gain on interest rate swaps	(75,760)	(15,084)
Pro rata share of unrealized gain on interest rate swaps of unconsolidated joint ventures	(2,112)	(643)
Gain on consolidation of an unconsolidated joint venture	-	(239,716)
Core FFO	258,307	21,519
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(43,451)	(1,506)
Operating Partnership	(42,060)	(3,913)
Core FFO attributable to common stockholders	$172,796	$16,100
Per diluted share	$0.81	$0.08

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,106,718	212,106,718
Effect of dilutive securities	4,572	1,190
Denominator for FFO per diluted share	212,111,290	212,107,908

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2015.

Property	Rate	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate Debt
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$1,000,194
31 West 52nd Street(1)	6.04%	-	237,600	-	-	-	-	237,600	233,896
900 Third Avenue(1)	5.98%	-	162,000	-	-	-	-	162,000	158,103
Waterview	5.76%	-	210,000	-	-	-	-	210,000	217,993
1899 Pennsylvania Avenue	4.88%	-	-	-	-	89,116	-	89,116	92,890
Liberty Place	4.50%	-	-	84,000	-	-	-	84,000	85,952
One Market Plaza(1)	6.14%	-	-	-	857,037	-		857,037	821,444
Total Fixed Rate Debt	5.01%	-	$609,600	$84,000	$857,037	$89,116	$1,000,000	$2,639,753	$2,610,472

Variable Rate Debt
1633 Broadway	2.15%	$-	$-	$-	$-	$-	$13,544	$13,544	$13,547
31 West 52nd Street	1.79%	-	175,890	-	-	-	-	175,890	173,538
900 Third Avenue	1.69%	-	112,337	-	-	-	-	112,337	109,685
Revolving Credit Facility	1.54%	-	-	20,000	-	-	-	20,000	20,723
Total Variable Rate Debt	1.75%	$-	$288,227	$20,000	$-	$-	$13,544	$321,771	$317,493

Total Consolidated Debt	4.66%	$-	$897,827	$104,000	$857,037	$89,116	$1,013,544	$2,961,524	$2,927,965

(1) All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $270,643,000 of outstanding indebtedness as of December 31, 2015, of which our share was $125,544,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of December 31, 2015.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2015
(Amounts in thousands)
One Market Plaza (1)	$840,000	Aug-2007 to Aug-2012	Aug-2017	5.02%	$55,404
31 W 52nd Street (1)	237,600	Dec-2007	Dec-2017	4.79%	17,661
900 Third Avenue (1)	162,000	Nov-2007	Nov-2017	4.78%	11,630
1633 Broadway (2)	1,000,000	Dec 2015	Dec 2020 to Dec-2022	1.79%	9,204
1633 Broadway (2)	400,000	Dec-2020	Dec-2021	2.35%	37
Total interest rate swap liabilities					$93,936

(1) Represents interest rate swaps not designated as hedges. Changes in the fair value of these swaps are recognized in earnings.
(2) Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in accumulated other comprehensive income (outside of earnings).

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	2015			2014
(Amounts in thousands, except per share amount)	Balance at December 31,	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance at December 31,	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$321,771	1.75%	$3,218	$222,283	1.49%
Fixed rate (1)	2,202,664	4.79%	-	2,046,582	5.79%
	$2,524,435	4.40%	$3,218	$2,268,865	5.37%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.34%	$558	$10,750	2.71%
Fixed rate (1)	69,794	5.74%	-	112,500	5.65%
	$125,544	4.23%	$558	$123,250	5.39%

Noncontrolling interests' share of above			(739)
Total change in annual net income			$3,037
Per diluted share			$0.01

(1) Our fixed rate debt includes floating rate debt that has been swapped to fixed rate debt. See table above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2015 and 2014	76
Consolidated Statements of Income of the Company for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014	77
Combined Consolidated Statements of Income of the Predecessor for the period from January 1, 2014 to November 23,2014 and for the year ended December 31, 2013	78
Consolidated Statements of Comprehensive Income of the Company for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014	79
Combined Consolidated Statements of Changes in Equity of the Company for year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 and for the Predecessor for the period from January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013	81
Combined Consolidated Statements of Cash Flows of the Company for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31,2014 and for the Predecessor for the period from January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013	82
Notes to Combined Consolidated Financial Statements of the Company and the Predecessor	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. (the Company or Successor) as of December 31, 2015 and 2014, the related consolidated statements of income and comprehensive income for the year ended December 31, 2015 (Successor), and for the period from November 24, 2014 through December 31, 2014 (Successor), and the related combined consolidated statements of changes in equity and cash flows or the year ended December 31, 2015 (Successor), and the related combined consolidated statements of income, changes in equity and cash flows for the period from January 1, 2014 through November 23, 2014 (Paramount Predecessor) and for the year ended December 31, 2013 (Paramount Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

 `

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paramount Group, Inc. as of December 31, 2015 (Successor) and 2014 (Successor), and the results of their operations and their cash flows for the year ended December 31, 2015 (Successor), for the period from November 24, 2014 through December 31, 2014 (Successor), for the period from January 1, 2014 through November 23, 2014 (Paramount Predecessor), and for the year ended December 31, 2013 (Paramount Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, NY

February 25, 2016

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)	The Company
ASSETS	December 31, 2015	December 31, 2014
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,610,046	5,488,168
	7,652,117	7,530,239
Accumulated depreciation and amortization	(243,089)	(81,050)
Rental property, net	7,409,028	7,449,189
Real estate fund investments	416,438	323,387
Preferred equity investments	53,941	-
Investments in unconsolidated joint ventures	7,102	5,749
Cash and cash equivalents	143,884	438,599
Restricted cash	41,823	55,728
Marketable securities	21,521	20,159
Deferred rent receivable	77,792	8,267
Accounts and other receivables, net of allowance of $365 and $333
in 2015 and 2014, respectively	10,844	7,692
Deferred charges, net of accumulated amortization of $15,961
and $10,859 in 2015 and 2014, respectively	93,905	39,165
Intangible assets, net of accumulated amortization of $143,987 and $20,509 in
2015 and 2014, respectively	511,207	669,385
Other assets	6,658	13,121
Total assets	$8,794,143	$9,030,441

LIABILITIES AND EQUITY
Notes and mortgages payable	$2,941,524	$2,852,287
Revolving credit facility	20,000	-
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	45,662	42,195
Accounts payable and accrued expenses	102,730	93,472
Dividends and distributions payable	25,067	-
Deferred income taxes	2,533	2,861
Interest rate swap liabilities	93,936	194,196
Intangible liabilities, net of accumulated amortization of $41,931 and $3,757 in
2015 and 2014, respectively	179,741	219,228
Other liabilities	45,101	43,950
Total liabilities	3,483,593	3,475,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued
and outstanding 212,112,137 and 212,106,718 shares in 2015 and 2014, respectively	2,122	2,122
Additional paid-in-capital	3,802,858	3,851,432
Earnings (less than) in excess of distributions	(36,120)	57,308
Accumulated other comprehensive loss	(7,843)	-
Paramount Group, Inc. equity	3,761,017	3,910,862
Noncontrolling interests in:
Consolidated joint ventures and funds	651,486	685,888
Operating Partnership (51,660,088 and 51,543,993 units outstanding in
2015 and 2014, respectively)	898,047	958,203
Total equity	5,310,550	5,554,953
Total liabilities and equity	$8,794,143	$9,030,441

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	The Company
			Period from
	Year Ended		November 24, 2014
(Amounts in thousands, except per share amounts)	December 31, 2015		to December 31, 2014
REVENUES:
Rental income	$586,530		$57,465
Tenant reimbursement income	50,885		5,865
Fee and other income	24,993		2,805
Total revenues	662,408		66,135
EXPENSES:
Operating	244,754		26,011
Depreciation and amortization	294,624		34,481
General and administrative	42,056		2,207
Acquisition and transaction related costs	10,355		-
Total expenses	591,789		62,699
Operating income	70,619		3,436
Income from real estate fund investments	37,975		1,412
Income from unconsolidated joint ventures	6,850		938
Unrealized gain on interest rate swaps	75,760		15,084
Interest and other income (loss), net	871		(179)
Interest and debt expense	(168,366)		(43,743)
Formation related costs	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-		239,716
Net income before income taxes	23,709		73,227
Income tax expense	(2,566)		(505)
Net income	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures and funds	(26,632)		(1,488)
Operating Partnership	1,070		(13,926)
Net (loss) income attributable to common stockholders	$(4,419)		$57,308

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) Income per common share	$(0.02)		$0.27
Weighted average shares outstanding	212,106,718		212,106,718

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) Income per common share	$(0.02)		$0.27
Weighted average shares outstanding	212,106,718		212,107,908

DIVIDENDS PER COMMON SHARE	0.419	(1)	-

(1) Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ended on December 31, 2014.

See notes to combined consolidated financial statements.

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF INCOME

	The Predecessor
	Period from
	January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
REVENUES:
Rental income	$30,208	$30,406
Tenant reimbursement income	1,646	1,821
Distributions from real estate fund investments	17,083	29,184
Realized and unrealized gains, net	129,354	332,053
Fee and other income	49,098	26,426
Total revenues	227,389	419,890
EXPENSES:
Operating	15,862	16,195
Depreciation and amortization	10,203	10,582
General and administrative	30,912	33,504
Profit sharing compensation	12,041	23,385
Other	7,974	4,633
Total expenses	76,992	88,299
Operating income	150,397	331,591
Income from unconsolidated joint ventures	4,241	1,062
Unrealized (loss) gain on interest rate swaps	(673)	1,615
Interest and other income, net	2,479	9,407
Interest and debt expense	(28,585)	(29,807)
Net income before income taxes	127,859	313,868
Income tax expense	(18,461)	(11,029)
Net income	109,398	302,839
Net income attributable to noncontrolling interests	(87,888)	(286,325)
Net income attributable to the Predecessor	$21,510	$16,514

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Net income	$21,143	$72,722
Other comprehensive loss:
Change in value of interest rate swaps	(9,241)	-
Pro rata share of other comprehensive loss of unconsolidated joint ventures	(512)	-
Comprehensive income	11,390	72,722
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures and funds	(26,632)	(1,488)
Operating Partnership	2,980	(13,926)
Comprehensive (loss) income attributable to common stockholders	$(12,262)	$57,308

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares						Noncontrolling Interests in
(Amounts in thousands)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Predecessor Shareholders' Equity	Consolidated Joint Ventures and Funds	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2012	-	$-	$-	$-	$-	$420,495	$1,317,731	$-	$1,738,226
Net income	-	-	-	-	-	16,514	286,325	-	302,839
Contributions	-	-	-	-	-	5,359	106,262	-	111,621
Distributions	-	-	-	-	-	(120,599)	(6,643)	-	(127,242)
Balance as of December 31, 2013	-	-	-	-	-	321,769	1,703,675	-	2,025,444
Net income	-	-	-	-	-	21,510	87,888	-	109,398
Contributions	-	-	-	-	-	23,688	272,721	-	296,409
Distributions	-	-	-	-	-	(176,434)	(266,028)	-	(442,462)
Deemed contributions	-	-	-	-	-	187,389	-	-	187,389
Balance as of November 23, 2014	-	-	-	-	-	377,922	1,798,256	-	2,176,178
The Company
Net income	-	-	-	57,308	-	-	1,488	13,926	72,722
Common shares issued:
Initial public offering	150,650	1,507	2,496,693	-	-	-	-	-	2,498,200
Private placement	3,914	39	68,461	-	-	-	-	-	68,500
Acquire property interests	11,279	113	209,203	-	-	-	-	-	209,316
Upon redemption of common units	210	2	3,890	-	-	-	-	(3,892)	-
Under Omnibus share plan	6	1	-	-	-	-	-	-	1
Common units issued:
Founders Grant	-	-	-	-	-	-	-	71,000	71,000
Under Omnibus share plan	-	-	(13,702)	-	-	-	-	13,702	-
Allocation of equity resulting from shares and units issued in connection with the Formation Transactions	46,048	460	1,130,868	-	-	(377,922)	(1,162,198)	819,177	410,385
Contributions by noncontrolling interest in joint ventures and funds	-	-	-	-	-	-	57,843	-	57,843
Distributions to noncontrolling interest in joint ventures and funds	-	-	-	-	-	-	(8,488)	-	(8,488)
Adjustments to noncontrolling interests	-	-	(43,981)	-	-	-	-	43,981	-
Other	-	-	-	-	-	-	(1,013)	309	(704)
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$685,888	$958,203	$5,554,953

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

	Common Shares						Noncontrolling Interests in
(Amounts in thousands)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Predecessor Shareholders' Equity	Consolidated Joint Ventures and Funds	Operating Partnership	Total Equity
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$685,888	$958,203	$5,554,953
Net (loss) income	-	-	-	(4,419)	-	-	26,632	(1,070)	21,143
Common shares and units issued under Omnibus share plan	5	-	(2,127)	-	-	-	-	2,131	4
Dividends and distributions ($0.419 per share and unit)	-	-	-	(88,874)	-	-	-	(21,651)	(110,525)
Contributions from noncontrolling interests in joint ventures and funds	-	-	-	-	-	-	167,929	-	167,929
Distributions to noncontrolling interests in joint ventures and funds	-	-	-	-	-	-	(56,636)	-	(56,636)
Change in value of interest rate swaps	-	-	-	-	(7,431)	-	-	(1,810)	(9,241)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(412)	-	-	(100)	(512)
Acquisition of noncontrolling interests' in consolidated joint ventures and funds	-	-	(91,417)	-	-	-	(171,999)	-	(263,416)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	1,459	-	-	-	-	6,325	7,784
Other	-	-	(470)	(135)	-	-	(328)	-	(933)
Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$-	$651,486	$898,047	$5,310,550

See notes to combined consolidated financial statements.

 PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOW

	The Company		The Predecessor
		Period from	Period from
	Year Ended	November 24, 2014	January 1, 2014	Year Ended
(Amounts in thousands)	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,143	$72,722	$109,398	$302,839
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	294,624	34,481	10,203	10,582
Unrealized (gain) loss on interest rate swaps	(75,760)	(15,084)	673	(1,615)
Straight-lining of rental income	(69,522)	(5,653)	161	158
Realized and unrealized (gains) losses on real estate fund investments	(21,201)	1,357	(129,354)	(332,053)
Amortization of below-market leases, net	(9,917)	(467)	-	-
Amortization of stock based compensation expense	7,309	-	-	-
Income from unconsolidated joint ventures	(6,850)	(938)	(4,241)	(1,062)
Other non-cash adjustments	5,824	1,368	7,303	4,221
Distributions of income from unconsolidated joint ventures	4,966	532	2,874	2,612
Amortization of deferred financing costs	2,565	240	389	434
Realized and unrealized losses (gains) on marketable securities	119	356	(1,706)	(5,532)
Defeasance cost in connection with the refinancing of notes and mortgages payable	-	14,990	-	-
Gain on consolidation of an unconsolidated joint venture	-	(239,716)	-	-
Stock-based compensation expense in connection with Founders Grants	-	71,000	-	-
Changes in operating assets and liabilities:
Restricted cash	-	6,502	(8,271)	4,115
Real estate fund investments	(127,743)	(51,362)	(31,061)	13,436
Accounts and other receivables	(3,152)	(150)	(35,989)	(4,724)
Deferred charges	(40,510)	(13,181)	600	(600)
Other assets	6,465	13,722	311	3,510
Accounts payable and accrued expenses	(6,152)	14,162	(4,605)	7,712
Profit sharing payables	-	-	156	19,972
Deferred income taxes	(328)	-	(2,205)	2,701
Other liabilities	1,151	14,547	869	6,779
Net cash (used in) provided by operating activities	(16,969)	(80,572)	(84,495)	33,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of, and additions to, rental properties	$(107,859)	$(6,143)	$(65,916)	$(147)
Change in restricted cash	12,424	18,556	584	648
Distributions of capital from unconsolidated joint ventures	19	-	2,079	2,272
Cash received from properties in connection with the formation transactions	-	192,500	-	-
Purchase of marketable securities	-	-	-	(2,731)
Proceeds from repayment of loan to management	-	-	3,000	1,000
Investment in unconsolidated joint ventures	-	-	(4,077)	-
Net cash (used in) provided by investing activities	(95,416)	204,913	(64,330)	1,042

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOW – CONTINUED

	The Company		The Predecessor
		Period from	Period from
	Year Ended	November 24, 2014	January 1, 2014	Year Ended
	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable	$1,013,544	$-	$-	$-
Repayment of notes and mortgages payable	(927,633)	(1,704,330)	(2,827)	(17,635)
Acquisition of noncontrolling interest in consolidated joint ventures	(261,464)
Contributions from noncontrolling interests	167,929	57,843	272,721	106,262
Dividends paid to common stockholders and unitholders	(85,458)	-	-	-
Distributions to noncontrolling interests	(56,636)	(8,488)	(266,028)	(6,643)
Settlement of swap liabilities	(33,741)	(14,130)	-	-
Proceeds from revolving credit facility	20,000	-	-	-
Debt issuance costs	(18,871)	(8,599)	-	-
Cash paid for equity interests in the formation transactions	-	(214,949)	-	-
Proceeds from the issuance of common stock	-	2,590,599	-	-
Purchase of marketable securities in connection with the defeasance of notes and mortgages payable	-	(435,774)	-	-
Contribution from Predecessor shareholders	-	-	23,688	5,359
Distributions to Predecessor shareholders	-	-	(149,135)	(120,599)
Proceeds from loans payable to noncontrolling interests	-	-	39,075	-
Offering costs	-	-	(23,744)	912
Net cash (used in) provided by financing activities	(182,330)	262,172	(106,250)	(32,344)

Net (decrease) increase in cash and cash equivalents	(294,715)	386,513	(255,075)	2,183
Cash and cash equivalents at beginning of period	438,599	52,086	307,161	304,978
Cash and cash equivalents at end of period	$143,884	$438,599	$52,086	$307,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$159,186	$23,728	$19,829	$24,003
Cash payments for income taxes, net of refunds	$2,798	$-	$18,998	$2,599

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$25,067	$-	$-	$-
Additions to real estate included in accounts payable and accrued expenses	32,009	16,598	-	-
Change in value of interest rate swaps	9,241	-	-	-
(Purchases) sale of marketable securities	(1,481)	146	7,110	-
Write-off of fully amortized and/or depreciated assets	1,399	-	2,735	-
Increase (decrease) in assets, liabilities and noncontrolling interests from the formation transactions:				-
Real estate, net	-	7,043,651	-	-
Real estate funds	-	(2,045,922)	-	-
Investment in unconsolidated joint ventures	-	(18,264)	-	-
Working capital, net of cash	-	26,784	-	-
Intangible assets	-	689,894	-	-
Notes and mortgages payable	-	4,261,903	-	-
Intangible liabilities	-	222,985	-	-
Preferred equity obligation	-	114,147	-	-
Profit sharing compensation payable	-	(57,296)	-	-
Interest rate swap liabilities	-	223,411	-	-
Marketable securities transferred in connection with the defeasance of notes and mortgages payable	-	435,774	-	-
Defeasance of notes and mortgages payable	-	(420,784)	-	-
Reduction of equity for deferred offering costs	-	31,284	-	-
Debt assumed from affiliate	-	-	27,299	-

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of December 31, 2015, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet.

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

We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.4% of, the Operating Partnership as of December 31, 2015.

Our Predecessor

Our Predecessor is not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto Family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) (collectively, the “Funds”) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York, NY (See Note 6, Investments in Unconsolidated Joint Ventures).

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

•1899 Pennsylvania Avenue, Washington, D.C.

•2099 Pennsylvania Avenue, Washington, D.C.

•425 Eye Street, Washington, D.C.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated and combined financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. These consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. All significant inter-company amounts have been eliminated.

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

Variable Interest Entities and Investments in Unconsolidated Joint Ventures

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

Restricted cash consists of security deposits held on behalf of our tenants and cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements and cash restricted in connection with our deferred compensation plan.

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

Deferred Charges

Deferred charges include deferred lease costs and deferred financing costs.  Deferred lease costs consist of fees and direct costs related to successful leasing activities.  Such costs are amortized on a straight-line basis over the lives of the related leases as a component of depreciation and amortization. Deferred financing costs consist of fees and direct costs incurred in obtaining financing.  Such costs are amortized over the terms of the related agreements as a component of interest expense.

Income Taxes

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes.  Under certain circumstances, U.S. federal income and excise taxes may be due on our undistributed taxable income.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

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

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements.  This revenue is recognized as the related services are performed. Fee and other income also includes lease termination.

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

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years that begin after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016, will result in the deconsolidation of our Real Estate Fund investments, which qualify as investment companies pursuant to Financial Services-Investment Companies (“ASC 946”), with the exception of the Residential Fund, which is carried at historical cost.

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

3.	Acquisitions

31 West 52nd Street

On October 1, 2015, we acquired the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street from our joint venture partner for approximately $230,000,000 in cash and the assumption of $148,000,000 of existing debt.  Since we previously consolidated the results of operations of 31 West 52nd Street into our consolidated financial statements, the acquisition of the remaining 35.8% was accounted for as an equity transaction in accordance with ASC Topic 810, Consolidations.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

4.	Real Estate Fund Investments

Real estate fund investments are presented at fair value on our consolidated balance sheets and are comprised of (i) Property Funds and (ii) Alternative Investment Funds.

The Company

Below is a summary of the fair value of the fund investments on our consolidated balance sheets.

(Amounts in thousands)	As of
Balance Sheets	December 31, 2015	December 31, 2014
Real Estate Fund Investments:
Property Funds	$248,824	$183,216
Alternative Investment Funds	167,614	140,171
Total	$416,438	$323,387

Below is a summary of income from the fund investments on our consolidated statements of income.

		Period from
(Amounts in thousands)	Year Ended	November 24, 2014
Income Statements	December 31, 2015	to December 31, 2014
Investment income	$13,406	$3,334
Investment expenses	1,132	565
Net investment income	12,274	2,769
Net realized gains	11,955	50
Previously recorded unrealized gains on exited investments	(6,584)	-
Net unrealized gains (losses)	20,330	(1,407)
Income from real estate fund investments	$37,975	$1,412

Property Funds

The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City and San Francisco.

On October 29, 2015, Fund VII and Fund VII-H completed the acquisition of 670 Broadway, a 75,945 square foot creative office building located in Manhattan, for $112,000,000, comprised of $42,000,000 in cash and $70,000,000 of initial mortgage debt.

The following is a summary of the Property Funds, our ownership interests in these Funds and Funds’ ownership interest in the underlying properties.

		As of December 31, 2015
	% Ownership	60 Wall Street	One Market Plaza		50 Beale Street	670 Broadway
Fund II	10.0%	46.3%	-		-	-
Fund III	3.1%	16.0%	2.0%		-	-
Fund VII/VII-H	7.2%	-	-		42.8%	100.0%
Total Property Funds		62.3%	2.0%		42.8%	100.0%
Other Investors		37.7%	98.0%	(1)	57.2%	-
Total		100.0%	100.0%		100.0%	100.0%

(1)	Includes a 49.0% ownership interest held by us.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Alternative Investment Funds

The purpose of the Alternative Investment Funds is to invest primarily in real estate related debt and preferred equity investments.  As of December 31, 2015, the Alternate Investment Funds had an aggregate of $580,200,000 of committed capital, of which we have invested $166,560,000.

The following is a summary of our ownership interests in the Alternative Investment Funds and the Funds’ underlying investments, as of December 31, 2015.

(Amounts in thousands)%					As of
Fund/Investment	Investment Type	Ownership	Interest Rate	Initial Maturity	December 31, 2015	December 31, 2014
Fund VIII
26 Broadway (1)	Mezzanine Loan	1.7%	8.3%	Jan-2022	$46,678	$45,947
1440 Broadway (2)	Mezzanine Loan	1.7%	6.4%	Oct-2019	40,619	-
700 Eighth Avenue (3)	Mortgage/Mezzanine Loans	1.7%	6.4%	Dec-2016	80,317	-
Total Mortgage and Mezzanine Loans					$167,614	$45,947

PGRESS Funds
470 Vanderbilt Avenue (4)	Preferred Equity Investment				$-	$35,039
2 Herald Square (5)	Preferred Equity Investment				-	18,107
One Court Square (6)	Preferred Equity Investment				-	41,078
Total Preferred Equity Investments					$-	$94,224

Total Alternative Investment Funds					$167,614	$140,171

(1)

The loan is secured by the equity interests in the owner of 26 Broadway, an 836,000 square foot office building, located in the financial district of Manhattan. The loan has a fixed interest rate and is subordinate to $220,000 of other debt.

(2)

On September 30, 2015, Fund VIII closed on  a $40,000 mezzanine loan secured by the equity interests in the owner of 1440 Broadway, a 751,546 square foot office and retail property located in Manhattan. The loan bears interest at LIBOR plus 600 bps, and has a one-year extension option and is subordinate to $265,000 of other debt.

(3)

On November 24, 2015, Fund VIII closed on a senior mortgage and mezzanine loan aggregating $80,000 secured by 700 Eighth Avenue, a 26,126 square foot retail property located in Manhattan. The loans bear interest at LIBOR plus 600 bps and have one-year extension options.

(4)

Represents a preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building located in Brooklyn, New York. (See Note 5, Preferred Equity Investments for details).

(5)

Represents a preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. (See Note 5, Preferred Equity Investments for details).

(6)	On September 1, 2015, PGRESS and PGRESS-H redeemed their preferred equity investment in One Court Square for $42,475, resulting in a realized gain on the investment of $7,455.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor

Below is a summary of realized and unrealized gains from real estate fund investments on our consolidated statements of income.

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended
Income Statements	to November 23, 2014	December 31, 2013
Net realized gains (losses) on real estate fund investments	43,309	(694)
Previously recorded unrealized (gains) losses on exited investments	(10,405)	10,571
Net unrealized gains on real estate fund investments	96,450	322,176
Realized and unrealized gains, net	$129,354	$332,053

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

Below is a summary of the asset management fees earned by our Predecessor.

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended
Income Statements	to November 23, 2014	December 31, 2013
Gross asset management fees	$23,701	$26,180
Eliminated fees(1)	(1,078)	(1,118)
Net asset management fees	$22,623	$25,062

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner interest in each of the Funds.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarizes the income statements for the period January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013 for each of the Property Funds’ underlying investments.

(Amounts in thousands)	Property Funds' Underlying Investments for the Period from January 1, 2014 to November 23, 2014
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$136,422	$31,219	$67,453	$104,220	$65,314	$5,823	$7,249	$165	$9,501
Tenant reimbursement income	12,742	3,001	5,126	8,252	1,191	1,884	3,648	6	879
Fee and other income	2,951	1,680	3,360	9,667	3,242	50	115	280	319
Total revenue	152,115	35,900	75,939	122,139	69,747	7,757	11,012	451	10,699
Expenses:
Building operating	50,830	14,904	21,516	46,679	25,119	3,911	4,674	4,147	5,148
Related party management fees	2,864	914	1,244	1,580	701	214	254	38	339
Operating	53,694	15,818	22,760	48,259	25,820	4,125	4,928	4,185	5,487
Depreciation and amortization	10,990	6,085	23,438	37,212	31,422	-	3,484	-	5,022
General and administrative	118	113	119	167	4,545	66	58	798	71
Total expenses	64,802	22,016	46,317	85,638	61,787	4,191	8,470	4,983	10,580
Operating income (loss)	87,313	13,884	29,622	36,501	7,960	3,566	2,542	(4,532)	119
Unrealized gain on interest rate swaps	25,226	5,759	8,466	12,042	20,848	-	-	-	-
Interest and debt expense	(46,315)	(13,269)	(20,092)	(54,436)	(48,486)	(3,488)	(4,051)	(4,578)	(4,548)
Unrealized depreciation on investment in real estate	-	-	-	-	-	(2,772)	-	(749)	-
Net income (loss) before taxes	66,224	6,374	17,996	(5,893)	(19,678)	(2,694)	(1,509)	(9,859)	(4,429)
Income tax (expense) benefit	-	-	-	-	-	(105)	53	-	(2,430)
Net income (loss)	$66,224	$6,374	$17,996	$(5,893)	$(19,678)	$(2,799)	$(1,456)	$(9,859)	$(6,859)

(Amounts in thousands)	Property Funds' Underlying Investments for the Year Ended December 31, 2013
Statements of Income	1633 Broadway	900 Third Ave	31 West 52nd St	1301 Ave of the Americas	One Market Plaza	Liberty Place	1899 Penn. Ave	2099 Penn. Ave	425 Eye St
Revenues:
Rental income	$130,590	$33,601	$77,257	$97,576	$77,265	$8,421	$9,686	$432	$10,167
Tenant reimbursement income	13,538	3,036	5,100	9,693	1,707	2,528	4,807	74	4
Fee and other income	2,994	732	1,154	2,598	7,778	82	153	58	801
Total revenue	147,122	37,369	83,511	109,867	86,750	11,031	14,646	564	10,972
Expenses:
Building operating	54,867	16,150	22,905	51,247	29,985	4,286	5,066	4,531	5,448
Related party management fees	2,870	980	1,295	1,646	832	275	330	13	354
Operating	57,737	17,130	24,200	52,893	30,817	4,561	5,396	4,544	5,802
Depreciation and amortization	11,187	6,349	22,688	37,075	37,847	-	4,139	-	5,502
General and administrative	251	156	130	215	236	63	69	66	75
Total expenses	69,175	23,635	47,018	90,183	68,900	4,624	9,604	4,610	11,379
Operating income (loss)	77,947	13,734	36,493	19,684	17,850	6,407	5,042	(4,046)	(407)
Unrealized gain on interest rate swaps	34,711	9,985	15,993	21,275	36,378	-	-	1,101	427
Interest and debt expense	(52,563)	(14,872)	(22,307)	(68,540)	(55,170)	(3,887)	(4,514)	(5,285)	(5,664)
Unrealized (depreciation) appreciation on investment in real estate	-	-	-	-	-	(2,066)	-	1,965	-
Net income (loss) before taxes	60,095	8,847	30,179	(27,581)	(942)	454	528	(6,265)	(5,644)
Income tax (expense) benefit	-	-	-	-	-	(45)	(54)	-	2,492
Net income (loss)	$60,095	$8,847	$30,179	$(27,581)	$(942)	$409	$474	$(6,265)	$(3,152)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

5.	Preferred Equity Investments

On December 16, 2015, we acquired PGRESS-A, which owned a 20% interest in a PGRESS Equity Holdings L.P., for $12,150,000.  PGRESS Equity Holdings L.P. owns certain preferred equity investments that are also owned by PGRESS and PGRESS-H (together with PGRESS-A, the “PGRESS Funds”). Prior to our acquisition of PGRESS-A, we owned a 5.4% interest in the underlying investments held by the PGRESS and PGRESS-H Funds, which were consolidated into our consolidated financial statements.  These investments were reflected as a component of “real estate fund investments” on our consolidated balance sheets and the income from these investments was reflected as a component of “income from real estate fund investments” on our consolidated statements of income.  Subsequent to our acquisition of PGRESS-A, we are required to consolidate PGRESS Equity Holdings L.P.  Accordingly, we reclassified the underlying investments to “preferred equity investments” on our consolidated balance sheets and income from the investments is now reflected as a component of “interest and other income (loss), net” on our consolidated statements of income.

The following table is a summary of the preferred equity investments.

(Amounts in thousands)				As of
Preferred Equity Investment	% Ownership	Dividend Rate	Initial Maturity	December 31, 2015	December 31, 2014
470 Vanderbilt Avenue (1)	25.4%	10.3%	Feb-2019	$35,305	$-
2 Herald Square (2)	25.4%	10.3%	Apr-2017	18,636	-
Total Preferred Equity Investments				$53,941	$-

(1)

Represents a $33,750 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building located in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% is being paid in cash through February 2016 and will increase thereafter to 10.3% through maturity, and the unpaid portion accretes to the balance of the investment.

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan.  The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment has two one-year extension options.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

6.	Investments in Unconsolidated Joint Ventures

The following table summarizes our investments in unconsolidated joint ventures as of December 31, 2015 and December 31, 2014.

	% Ownership at	As of
(Amounts in thousands)	December 31, 2015	December 31, 2015	December 31, 2014
Investments:
712 Fifth Avenue	50.0%	$3,577	$1,697
Oder-Center, Germany	9.5%	3,525	4,052
		$7,102	$5,749

The following table summarizes our income from unconsolidated joint ventures for the periods set forth below.

		The Company		The Predecessor
	%		Period from	Period from
	Ownership at	Year Ended	November 24, 2014	January 1, 2014	Year Ended
(Amounts in thousands)	December 31, 2015	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
Our share of Net Income (Loss):
712 Fifth Avenue	50.0%	$6,734	$938	$4,141	$2,612
Oder-Center, Germany (1)	9.5%	116	-	-	-
1325 Avenue of the Americas	n/a	-	-	100	(1,550)
900 Third Avenue (2)	n/a	-	-	-	-
		$6,850	$938	$4,241	$1,062

(1)	We account for our interest in Oder-Center on a one quarter lag basis.
(2)

As of November 23, 2014, and December 31, 2013, our Predecessor’s investment in 900 Third Avenue had a deficit balance and since our Predecessor had no obligations to fund operating losses, it did not recognize any losses in excess of its investment balance. All unrecognized losses were aggregated to offset future net income until all unrecognized losses were utilized. See page 96 for details.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

712 Fifth Avenue

As of December 31, 2015, we own a 50.0% interest in a joint venture that owns 712 Fifth Avenue, which is accounted under the equity method.  The following tables summarize 712 Fifth Avenue’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets	December 31, 2015	December 31, 2014
Rental property, net	$214,139	$221,827
Other assets	42,255	46,126
Total assets	$256,394	$267,953

Notes and mortgages payable	$246,500	$246,500
Other liabilities	15,000	30,321
Total liabilities	261,500	276,821
Equity (1)	(5,106)	(8,868)
Total liabilities and equity	$256,394	$267,953

(1)

The carrying amount of our investment in 712 Fifth Avenue is greater than our share of 712 Fifth Avenue’s equity by approximately $6,131. This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

	The Company		The Predecessor
		Period from	Period from
(Amounts in thousands)	Year Ended	November 24, 2014	January 1, 2014	Year Ended
Income Statements	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
Rental income	$49,382	$5,118	$41,710	$41,166
Tenant reimbursement income	4,758	607	4,282	4,311
Fee and other income	1,235	232	1,274	1,785
Total revenue	55,375	5,957	47,266	47,262
Operating	22,956	2,586	20,826	22,306
Depreciation and amortization	11,764	1,209	10,127	10,009
General and administrative	-	32	182	194
Total expenses	34,720	3,827	31,135	32,509
Operating income	20,655	2,130	16,131	14,753
Unrealized gain on interest rate swaps	4,223	1,285	5,249	10,031
Interest and debt expense	(11,410)	(1,538)	(13,098)	(14,517)
Net income	$13,468	$1,877	$8,282	$10,267

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Oder-Center

As of December 31, 2015, we own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.  We account for our interest in Oder-Center on a one quarter lag basis.  The following tables summarize Oder-Center’s financial information as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheet	September 30, 2015
Rental property, net	$6,626
Other assets	1,228
Total assets	$7,854

Notes and mortgages payable	$24,143
Other liabilities	245
Total liabilities	24,388
Equity	(16,534)
Total liabilities and equity	$7,854

(Amounts in thousands)	Twelve Months Ended
Income Statement	September 30, 2015
Rental income	$4,458
Fee and other income	60
Total revenue	4,518
Operating	625
Depreciation and amortization	401
Total expenses	1,026
Operating income	3,492
Interest and debt expense	(1,186)
Income tax expense	(21)
Net income	$2,285

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1325 Avenue of the Americas

Prior to the completion of the Offering and the Formation Transactions, our Predecessor owned a 50.0% interest in a joint venture that owned 1325 Avenue of the Americas, which was accounted for under the equity method. The remaining 50.0% interest was held by a third-party joint venture partner. As part of the Formation Transactions, we acquired the 50.0% interest held by our joint venture partner for $130,381,000 payable in shares of our common stock. The purchase price took into account certain tax benefits to our joint venture partner. The transaction was accounted for as a step acquisition in which we were required to re-measure our existing 50.0% ownership interest at fair value.  As a result of the acquisition, we own 100.0% of the property and began consolidating the accounts of the property into our consolidated financial statements from the date of acquisition. In connection therewith, we recognized a $239,716,000 gain in the period from November 24, 2014 to December 31, 2014, comprised of (i) $175,917,000 representing the excess of the fair value of the property over the carrying amount of our investment in the property and (ii) $63,799,000 representing a purchase gain.

The following tables summarize 1325 Avenue of the Americas’ financial information for as of the dates and for the periods set forth below.

(Amounts in thousands)	The Predecessor
Balance Sheet	As of December 31, 2013
Rental property, net	$209,455
Other assets	56,479
Total assets	$265,934

Notes and mortgages payable	$220,000
Other liabilities	5,450
Total liabilities	225,450
Equity	40,484
Total liabilities and equity	$265,934

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended
Income Statements	to November 23, 2014	December 31, 2013
Rental income	$33,693	$33,397
Tenant reimbursement income	4,629	5,186
Fee and other income	1,472	1,203
Total revenue	39,794	39,786

Operating	21,381	23,667
Depreciation and amortization	7,959	7,830
General and administrative	215	238
Total expenses	29,555	31,735
Operating income	10,239	8,051
Interest and debt expense	(10,039)	(11,150)
Net income (loss)	$200	$(3,099)

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

The following table summarizes 900 Third Avenue’s financial information for as of the dates and for the periods set forth below.

(Amounts in thousands)	The Predecessor
Balance Sheet	As of December 31, 2013
Rental property, net	$135,886
Other assets	35,288
Total assets	$171,174

Notes and mortgages payable	$274,337
Other liabilities	30,797
Total liabilities	305,134
Equity	(133,960)
Total liabilities and equity	$171,174

	The Predecessor
	Period from
(Amounts in thousands)	January 1, 2014	Year Ended
Income Statements	to November 23, 2014	December 31, 2013
Rental income	$32,269	$33,601
Tenant reimbursement income	3,001	3,036
Fee and other income	630	732
Total revenue	35,900	37,369

Operating	15,818	17,130
Depreciation and amortization	6,085	6,349
General and administrative	113	156
Total expenses	22,016	23,635
Operating income	13,884	13,734
Unrealized gain on interest rate swaps	5,759	9,985
Interest and debt expense	(13,269)	(14,872)
Net income	$6,374	$8,847

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

7.	Intangible Assets and Liabilities

The following summarizes our identified assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of December 31, 2015 and December 31, 2014.

	As of
(Amounts in thousands)	December 31, 2015	December 31, 2014
Intangible assets:
Gross amount	$655,194	$689,894
Accumulated amortization	(143,987)	(20,509)
	$511,207	$669,385
Intangible liabilities:
Gross amount	$221,672	$222,985
Accumulated amortization	(41,931)	(3,757)
	$179,741	$219,228

Amortization of acquired below-market leases, net of acquired above-market leases resulted in an increase to rental income of $9,917,000 and $467,000 for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$20,229
2017	6,738
2018	8,646
2019	7,965
2020	6,590

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $128,603,000 and $17,260,000 for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$87,289
2017	55,417
2018	49,071
2019	44,458
2020	38,944

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt

On December 1, 2015, we completed a $1.0 billion refinancing of 1633 Broadway, a 2.6 million square foot, office building located on Broadway between 50th and 51st Streets in Manhattan.  The new seven-year loan is interest only at LIBOR plus 175 basis points and can be increased at our option, by $250,000,000 to $1.25 billion, until December 1, 2018, if certain performance hurdles relating to the property are satisfied.  The net proceeds from the refinancing were used to repay the existing $926,260,000 loan and fund $42,011,000 of costs, primarily for swap breakage. The existing loan was scheduled to mature in December 2016 and had a weighted average interest rate of 5.35%.

The following is a summary of our outstanding debt.

	Maturity	Fixed/Variable	Interest Rate at	Balance at
(Amounts in thousands)	Date	Rate	December 31, 2015	December 31, 2015	December 31, 2014
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000	$772,100
	Dec-2022	Variable	2.15%	13,544	154,160
			3.52%	1,013,544	926,260
900 Third Avenue
	Nov-2017	Fixed (1)	5.98%	162,000	255,000
	Nov-2017	Variable	1.69%	112,337	19,337
			4.22%	274,337	274,337
31 West 52nd Street
	Dec-2017	Fixed (1)	6.04%	237,600	337,500
	Dec-2017	Variable	1.79%	175,890	75,990
			4.23%	413,490	413,490

One Market Plaza (49.0% interest)	Dec-2019	Fixed (1)	6.14%	857,037	853,711
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	89,116	90,489
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total Notes and mortgages payable			4.68%	$2,941,524	$2,852,287

$1.0 Billion Revolving Credit Facility
($200,000 reserved for
outstanding letters of credit)	Nov-2018	Variable	1.54%	$20,000	$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. (See Note 9, Derivative Instruments and Hedging Activities).

As of December 31, 2015, principal repayments required for the next five years and thereafter in connection with our mortgages and notes payable and revolving credit facility are as follows.

(Amounts in thousands)
2016	$1,441
2017	899,340
2018	105,588
2019	858,705
2020	82,906
Thereafter	1,013,544

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivative Instruments and Hedging Activities

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

Interest Rate Swaps – Non-designated Hedges

As of December 31, 2015, we had 14 interest rate swaps with an aggregate notional amount of $1.2 billion that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. In the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, we recognized unrealized gain of $75,760,000 and $15,084,000, respectively, from the changes in the fair value of these interest rate swaps.  The table below provides additional details on our interest rate swaps that are not designated as hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2015	December 31, 2014
(Amounts in thousands)
One Market Plaza	$840,000	Aug-2007 to Aug-2012	Aug-2017	5.02%	$55,404	$86,099
31 W 52nd Street	237,600	Dec-2007	Dec-2017	4.79%	17,661	28,748
900 Third Avenue	162,000	Nov-2007	Nov-2017	4.78%	11,630	19,158
1633 Broadway (1)	-	n/a	n/a	n/a	-	60,191
Total interest rate swap liabilities related to non-designated hedges					$84,695	$194,196

(1) Terminated in connection with the refinancing of 1633 Broadway.

Interest Rate Swaps – Designated as Cash Flow Hedges

On September 16, 2015, we entered into three interest rate swaps with an aggregate notional amount of $1.0 billion on 1633 Broadway. These interest rate swaps are designated as cash flow hedges. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive income (outside of earnings).  On November 25, 2015, we entered into a forward starting interest rate swap with an aggregate notional amount of $400,000,000 to extend the maturity of one of the three swaps that were entered on September 16, 2015 for an additional one year period. In the year ended December 31, 2015, we recognized other comprehensive losses of $9,241,000 from the changes in the fair value of these interest rate swaps. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2015	December 31, 2014
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec 2015	Dec 2020 to Dec-2022	1.79%	$9,204	$-
1633 Broadway	$400,000	Dec-2020	Dec-2021	2.35%	37	-
Total interest rate swap liabilities related to cash flow hedges					$9,241	$-

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

10.	Accumulated Other Comprehensive (Loss) Income (“AOCI”)

The following table sets forth the changes in accumulated other comprehensive (loss) income by component.

(Amounts in thousands)	Total	Pro rata share of OCI of unconsolidated joint ventures	Change in value of interest rate swaps
For the Year Ended December 31, 2015
Balance as of December 31, 2014	$-	$-	$-
OCI before reclassifications (1)	(7,843)	(412)	(7,431)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(7,843)	(412)	(7,431)
Balance as of December 31, 2015	$(7,843)	$(412)	$(7,431)

(1) Net of amounts attributable to the noncontrolling interests in the Operating Partnership.

11.	Noncontrolling Interests

Consolidated Joint Ventures and Funds

Noncontrolling interests in consolidated joint ventures and funds consists of (i) equity interests held by third parties in properties that are consolidated into our financial results because we exercise control over the entities that own such properties and (ii) equity interests held by third parties in funds that are consolidated into our financial results because we are the sole general partner of such Funds.  As of December 31, 2015 and December 31, 2014, noncontrolling interests in consolidated joint ventures and funds on our consolidated balance sheets aggregated $651,486,000 and $685,888,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of December 31, 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $898,047,000 and a redemption value of $935,048,000.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

12.	Fair Value Measurements

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

Financial Assets and Liabilities measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of (i) real estate fund investments, (ii) marketable securities (which represent the assets in our deferred compensation plan for which there is a corresponding liability on our consolidated balance sheets) and (iii) interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at December 31, 2015 and December 31, 2014, based on their levels in the fair value hierarchy.

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$248,824	$-	$-	$248,824
Investments in Alternative Investment Funds	167,614			167,614
Total real estate fund investments	416,438	-	-	416,438
Marketable securities	21,521	21,521	-	-
Total assets	$437,959	$21,521	$-	$416,438

Interest rate swap liabilities	$93,936	-	93,936	-
Total liabilities	$93,936	$-	$93,936	$-

	As of December 31, 2014
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$183,216	$-	$-	$183,216
Investments in Alternative Investment Funds	140,171			140,171
Total real estate fund investments	323,387	-	-	323,387
Marketable securities	20,159	20,159	-	-
Total assets	$343,546	$20,159	$-	$323,387

Interest rate swap liabilities	$194,196	-	$194,196	-
Total liabilities	$194,196	$-	$194,196	$-

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Property Funds

At December 31, 2015, the Property Funds had four investments.  These investments are classified as Level 3. We obtain third party appraisals at least annually. We use a discounted cash flow valuation technique to estimate the fair value of each of these investments, which is updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique requires us to estimate cash flows for each investment over the anticipated holding period, which currently ranges from 1.0 to 10.0 years.  Cash flows are derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue is based on leases currently in place and our estimates for future leasing activity, which are based on current market rents for similar space. Similarly, estimated real estate taxes and operating expenses are based on amounts incurred in the current period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period are determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property is calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment is calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Discount rates	7.00% - 7.50%	7.18%	6.50%-7.25%	6.83%
Terminal capitalization rates	5.00% - 6.00%	5.47%	5.50% - 6.00%	5.72%

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

Alternative Investment Funds

At December 31, 2015, the investments in the Alternative Investment Funds were comprised of mezzanine loans and senior mortgage loans. These investments are classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required and discounting it back to its present value at the appropriate risk adjusted interest rate. The balances are updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments include preferred returns and credit spreads. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)	Range	Weighted average (based on fair value of investments)
Preferred return	7.32% - 14.02%	9.51%	8.50% - 14.00%	11.07%
Credit spread	2.34%	2.34%	n/a	n/a

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, for the years ended December 31, 2015 and 2014.

	Real Estate Fund Investments
	for the Year Ended December 31,
(Amounts in thousands)	2015	2014
Beginning balance	$323,387	$2,158,889
Purchases / Additions	170,218	258,677
Sales / Transfer of assets	(98,368)	(2,222,176)
Net realized gains	7,455	32,954
Previously recorded unrealized gains on exited investments	(6,584)	-
Net unrealized gains	20,330	95,043
Ending Balance	$416,438	$323,387

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

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of cash equivalents, and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include notes and mortgages payable and revolving credit facility.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments are classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$118,561	$118,561	$401,215	$401,215
Total Assets	$118,561	$118,561	$401,215	$401,215

	As of December 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$2,941,524	$2,907,242	$2,852,287	$2,796,842
Revolving credit facility	20,000	20,723	-	-
Total Liabilities	$2,961,524	$2,927,965	$2,852,287	$2,796,842

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

13.	Leases

We lease office, retail and storage space to tenants under operating leases.  These leases provide for the payment of fixed minimum rents over the terms of the respective lease and generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs.

The following is a schedule of future minimum rents under non-cancelable operating leases as of December 31, 2015.

(Amounts in thousands)
2016	$486,384
2017	515,160
2018	515,559
2019	502,487
2020	479,075
Thereafter	3,112,430
Total	$5,611,095

14.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company		The Predecessor
		Period from	Period from
	Year Ended	November 24, 2014	January 1, 2014	Year Ended
(Amounts in thousands)	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
Fee income
Property management fees	$5,763	$587	$15,599	$15,641
Acquisition and disposition fees	1,985	510	25,038	2,785
Construction fees	216	58	5,718	6,937
Other fees	2,284	21	2,743	1,063
Total fee income (1)	10,248	1,176	49,098	26,426
Other income (2)	14,745	1,629	-	-
Total fee and other income	$24,993	$2,805	$49,098	$26,426

(1)

Includes $2,308 and $222 of fee income for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, pursuant to management agreements with our joint venture partner at 712 Fifth Avenue.

(2)	Other income is primarily comprised of (i) tenant payments for items such as after hour heating and cooling, freight elevator services and similar expenses and (ii) lease termination income.

15.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss), net.

	The Company		The Predecessor
		Period from	Period from
	Year Ended	November 24, 2014	January 1, 2014	Year Ended
(Amounts in thousands)	December 31, 2015	to December 31, 2014	to November 23, 2014	December 31, 2013
Mark-to-market of investments in our deferred compensation plans (1)	$197	$(321)	$1,706	$5,532
Interest and other income	674	142	773	3,875
Total interest and other income (loss)	$871	$(179)	$2,479	$9,407

(1) The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expense.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense:

	The Company			The Predecessor
		Period from		Period from
	Year Ended	November 24, 2014		January 1, 2014	Year Ended
(Amounts in thousands)	December 31, 2015	to December 31, 2014		to November 23, 2014	December 31, 2013
Interest and debt expense	$165,801	$43,503	(1)	$28,196	$29,373
Amortization of deferred financing costs	2,565	240		389	434
Total interest and debt expense	$168,366	$43,743		$28,585	$29,807

(1) Includes $25,717 of defeasance and debt breakage costs from the repayment of debt that was assumed in connection with the Formation Transactions.

17.	Formation Related Costs

The following table sets forth the details of formation related costs in connection with our initial public offering.

	The Company
		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Founders Grants	$-	$71,000
Transfer taxes	-	51,306
Accounting, legal and other professional fees	-	21,131
Total formation related costs	$-	$143,437

18.	Incentive Compensation

Stock Based Compensation

In November 2014, we adopted our 2014 Equity Incentive Plan (the “Plan”), under which we expect to grant future cash and equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined.  “Full value awards” are awards such as restricted stock or long-term incentive plan (“LTIP”) units that do not require the payment of an exercise price.  “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price.  As of December 31, 2015, we have 14,384,791 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Stock based compensation expense for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 was $7,000,000 and $391,000, respectively. The year ended December 31, 2015 includes $1,861,000 of expense related to the acceleration of vesting of the stock awards in connection with a separation agreement and release.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

We grant certain of our executive officers and other employees stock options which vest over five years and expire 10 years from the date of grant.  Compensation expense related to stock option awards is recognized on a straight-line basis over the vesting period.  For the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, we recognized $1,241,000 and $79,000, respectively, of compensation expense related to stock options. The year ended December 31, 2015 includes $294,000 of expense related to the acceleration of vesting of stock options in connection with a separation agreement and release.  As of December 31, 2015, there was $4,159,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 4.0 years. Below is a summary of our stock option activity for year ended December 31, 2015.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,489,500	$17.50
Granted	200,000	19.08
Exercised	(200)	17.50
Cancelled or expired	(64,850)	17.50
Outstanding at December 31, 2015	1,624,450	$17.69	8.9	$854,670
Options vested and expected to vest at December 31, 2015	1,524,250	$17.69	8.9	$803,000
Options exercisable at December 31, 2015	368,250	$17.50	8.9	$221,000

The fair value of stock options granted in the years ended December 31, 2015 and December 31, 2014 was $4.44 and $3.39 per stock option, respectively.  The fair value of the option is estimated on the date of grant using an option-pricing model with the following weighted-average assumptions for grants for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014.

	December 31, 2015	December 31, 2014
Expected volatility	27.0%	23.0%
Expected life	6.5 years	6.5 years
Risk free interest rate	1.8%	2.1%
Expected dividend yield	2.0%	2.3%

 LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over five years and are subject to a taxable book-up event, as defined. Compensation expense related to LTIP unit awards is recognized on a straight-line basis over the vesting period.  For the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, we recognized $4,507,000 and $296,000, respectively, of compensation expense related to LTIP units. The year ended December 31, 2015 includes $1,567,000 of expense related to the acceleration of vesting of LTIP unit awards in connection with a separation agreement and release. As of December 31, 2015, there was $10,486,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 3.8 years. Below is a summary of LTIP unit activity under the Plan for the year ended December 31, 2015.

	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	885,713	$16.60
Granted	116,095	17.93
Vested	(286,849)	16.54
Cancelled or expired	-	-
Unvested at December 31, 2015	714,959	$16.84

The fair value of LTIP units granted for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 was $2,081,000 and $14,700,000, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to a non-employee director.  The restricted stock vests at each annual meeting and is being recognized into expense on a straight-line basis over the vesting period.  For the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, we recognized $142,000 and $16,000, respectively, of compensation expense related to restricted stock.  Below is a summary of restricted stock activity under the Plan for the year ended December 31, 2015.

	Units	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2014	5,714	$17.50
Granted	5,219	19.16
Vested	(5,714)	17.50
Cancelled or expired	-	-
Unvested at December 31, 2015	5,219	$19.16

The fair value of shares of restricted stock granted for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 was $100,000 and $100,000, respectively.

2015 Performance Plan

On April 1, 2015, the compensation committee (the “Compensation Committee”) of the board of directors approved the Company’s 2015 Performance Plan (the “2015 Performance Plan”), a multi-year performance-based equity compensation program. The purpose of the 2015 Performance Plan is to further align the interests of the Company’s stockholders with that of management by encouraging the Company’s senior officers to create stockholder value in a “pay for performance” structure.  Under the 2015 Performance Plan, participants may earn awards in the form of LTIP Units of the Operating Partnership based on the Company’s total return to stockholders (“TRS”) over a three-year performance measurement period beginning on April 1, 2015 and continuing through March 31, 2018, on both an absolute basis and relative basis. One-half of the award is earned if the Company outperforms a predetermined absolute TRS and the other half is earned if the Company outperforms a predetermined relative TRS. Specifically, participants begin to earn awards under the 2015 Performance Plan if the Company’s TRS for the performance measurement  period equals or exceeds 21% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 100 basis points on a relative basis, and awards will be fully earned if the Company’s TRS for the performance measurement period equals or exceeds 40% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 700 basis points on a relative basis. Participants will not earn any awards under the 2015 Performance Plan if the Company’s TRS during the performance measurement period does not meet these minimum thresholds. The number of LTIP Units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive per unit distribution equal to one-tenth of the per share dividends otherwise payable to the Company’s common stockholders with respect to their LTIP Units. If the LTIP Units are ultimately earned based on the achievement of the designated performance objectives, participants will receive cash or additional LTIP Units based on the amount the participants would have received if per unit distributions during the performance measurement period for the earned LTIP Units had equaled per share dividends paid to the Company’s common stockholders less the amount of distributions participants actually received during the performance measurement period.

If the designated performance objectives are achieved, awards earned under the 2015 Performance Plan will also be subject to vesting based on continued employment with the Company through April 1, 2020, with 50% of each award vesting following the conclusion of the performance period, and 25% vesting on each of April 1, 2019 and April 1, 2020. The fair value of awards granted under the 2015 Performance Plan on the date of grant was $7,930,000 and is being amortized into expense over the five-year vesting period using a graded vesting attribution method.

In the year ended December 31, 2015, we recognized $1,110,000 of compensation expense related to the 2015 Performance Plan.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation

In connection with the Formation Transactions, we assumed a deferred compensation plan (the “1993 Plan”) from our Predecessor. The 1993 Plan permits certain management employees to defer certain percentages of their compensation, as defined. The assets of the 1993 Plan remain the sole property of the Company and are subject to the claims of its general creditors.  The assets of the 1993 Plan are included in “marketable securities” and “restricted cash,” with an offsetting liability included in “other liabilities” on our consolidated balance sheets.  Income from the mark-to-market of investments in our deferred compensation plan is included in “interest and other income” and this amount is entirely offset by expense from the mark-to-market of plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income. The 1993 Plan had a balance of $28,947,000 and $28,148,000 as of December 31, 2015 and December 31, 2014, respectively.

19.	Variable Interest Entities

As of December 31, 2015, and 2014, we held variable interests in PGRESS-H, Residential Fund Feeder and Fund VII-H, which were determined to be VIEs. As of December 31, 2014, we also held variable interest in PGRESS-A, which was determined to be a VIE (See Note 5, Preferred Equity Investments for details). We are required to consolidate our interests in these entities because we are deemed to be the primary beneficiary and have the power to direct the activities of the entity that most significantly affect economic performance and the obligation to absorb losses and right to receive benefits that could potentially be significant to the entity. The table below summarizes the assets and liabilities of these entities. The liabilities are secured by only the assets of the entities, and are non-recourse to us.

	Balance as of
(Amounts in thousands)	December 31, 2015	December 31, 2014
Investments, at fair value	$8,025	$17,136
Investments, at cost	63,511	63,550
Cash and restricted cash	497	4,976
Total VIE assets	$72,033	$85,662

Loans payable to noncontrolling interests	$45,662	$42,195
Other liabilities	195	131
Total VIE liabilities	$45,857	$42,326

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

20.	Income Taxes

The Company

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes.

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $2,545,000 and $189,000 for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

The following table reconciles net income attributable to Paramount Group, Inc. to estimated taxable income for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014.

		Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Net (loss) income attributable to Paramount Group, Inc.	$(4,419)	$57,308
Book to tax differences:
Straight-line and prepaid rents	(36,131)	6,927
Depreciation and amortization	104,399	11,691
Stock based compensation	5,794	57,740
Gain on consolidation of unconsolidated joint venture	-	(192,891)
Swap breakage costs	(27,147)	(11,316)
Unrealized gain on interest rate swaps	(29,586)	(6,832)
Earnings of unconsolidated joint ventures, including real estate investments	(12,909)	(5,347)
Other, net	7,356	20,832
Estimated taxable income (loss) (unaudited)	$7,357	$(61,888)

Dividends distributed for the year ended December 31, 2015, were characterized for federal income tax purposes as (i) $0.289 per share or 89.2% as return of capital and (ii) $0.035 per share or 10.8% as ordinary dividends. Dividends distributed for the year ended December 31, 2015 exclude the fourth quarter 2015 dividend of $0.095 per share, which was paid on January 15, 2016 and is allocable to 2016 for federal income tax purposes.

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

(Amounts in thousands)	Year Ended December 31, 2013
Investment in partnerships/real estate	$175,438
Basis adjustments	31,981
Deferred compensation	(9,886)
Net operating losses & carryovers	(9,158)
Valuation allowance	1,710
Other, net	(491)
Total deferred tax liabilities	$189,594

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

The following table summarizes our Predecessor’s tax position.

	Period from
	January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
Income before income taxes	$127,859	$313,868
Total provision for income taxes	18,461	11,029
Effective income tax rate	14.4%	3.5%

The following table reconciles our Predecessor’s provision for income taxes to the U.S. federal statutory tax rate.

	Period from
	January 1, 2014	Year Ended
	to November 23, 2014	December 31, 2013
Statutory U.S. federal income tax rate	35.0%	35.0%
Income passed through to common unitholders and noncontrolling interests(1)	(24.1%)	(31.6%)
State and local income taxes	5.5%	0.8%
Other	(2.0%)	(0.7%)
Effective income tax rate (2)	14.4%	3.5%

(1)    Includes income that is not taxable to the Predecessor. Such income is directly taxable to the Predecessor’s unitholders and the noncontrolling interests.

(2)    The effective tax rate is calculated on income before income taxes.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

21.	Earnings Per Share

The following table provides a reconciliation of net (loss) income and the number of common shares used in the computation of basic income (loss) per common share - which includes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and diluted income per common share - which includes the weighted average common shares and dilutive share equivalents. Dilutive share equivalents may include our employee stock options and restricted stock.

		Period from
	Year Ended	November 24, 2014
(Amounts in thousands, except per share amounts)	December 31, 2015	to December 31, 2014
Numerator:
Net (loss) income attributable to common stockholders - basic and diluted	$(4,419)	$57,308

Denominator:
Denominator for basic (loss) income per share - weighted average shares	212,107	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-	1
Denominator for diluted (loss) income per share - weighted average shares	212,107	212,108

(Loss) income per share - basic and diluted	$(0.02)	$0.27

(1)  The effect of dilutive securities for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 excludes an aggregate of 53,281 and 53,043 weighted average share equivalents, respectively, as their effect was anti-dilutive.

22.   Summary of Quarterly Results (unaudited)

The quarterly results of operations of our company and our Predecessor for the years ended December 31, 2015 and 2014 are as follows:

		Net (Loss) Income	Net Income (Loss)
		attributable to	attributable to	Net Income (Loss) Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	the Predecessor	the Company	Basic	Diluted
The Company:
December 31, 2015	$170,528	$-	$8,905	$0.04	$0.04
September 31, 2015	167,726	-	1,116	0.01	0.01
June 30, 2015	162,928	-	(4,709)	(0.02)	(0.02)
March 31, 2015	161,226	-	(9,731)	(0.05)	(0.05)

November 24, 2014 to December 31, 2014	$66,135	$-	$57,308	$0.27	$0.27

The Predecessor:
October 1, 2014 to November 23, 2014	$36,043	$(968)
September 30, 2014	71,392	12,904
June 30, 2014	58,328	5,178
March 31, 2014	61,626	4,396

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

23.	Related Party

Due to Affiliates

As of December 31, 2015 and December 31, 2014, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity that is partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of the Formation Transactions. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%. In the year ended December 31, 2015, we recognized $136,000 of interest expense in connection with these notes.

Management Agreements

In connection with the Formation Transactions, we assumed certain management agreements of our predecessor pursuant to which we provide property management, leasing and other related services for certain properties owned by members of the Otto Family. In the year ended December 31, 2015, we recognized an aggregate of $776,000 of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income.

Hamburg Trust Consulting GMBH (“HTC”)

In connection with the Formation Transactions, we assumed the arrangement that our predecessor had with HTC.  HTC is a licensed broker in Germany engaged to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including an ongoing engagement to distribute securitized notes of a feeder vehicle for Fund VIII. Pursuant to this engagement, our predecessor had agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. In the year ended December 31, 2015, we incurred $349,000 of expense, in connection with these agreements, which is included as a component of “acquisition and transaction related costs” on our consolidated statements of income.

Other

In the year ended December 31, 2015, certain of the Property Funds that were controlled by our Predecessor, received an aggregate of $5,482,000 (of which our share was $121,000), for the reimbursement of certain costs and expenses, from CNBB-RDF Holdings, LP.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

24.	Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils of floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others, to which we may be subject from time to time, including claims arising specifically from the Formation Transactions, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the Formation Transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of Decembers 31, 2015, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

25.	Segments

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

        The following tables provide selected results for each reportable segment for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014.

	Year Ended December 31, 2015
	Owned
(Amounts in thousands)	Properties	Other	Total

Income Statement Data:
Revenues
Rental income	$583,825	$2,705	$586,530
Tenant reimbursement income	50,885	-	50,885
Fee and other income	14,737	10,256	24,993
Total revenues	649,447	12,961	662,408
Total expenses	541,774	50,015	591,789
Operating income (loss)	107,673	(37,054)	70,619
Income from real estate fund investments	-	37,975	37,975
Income from unconsolidated joint ventures	6,734	116	6,850
Unrealized gain on interest rate swaps	75,760	-	75,760
Interest and other income, net	367	504	871
Interest and debt expense	(160,058)	(8,308)	(168,366)
Net income (loss) before income taxes	30,476	(6,767)	23,709
Income tax (expense) benefit	310	(2,876)	(2,566)
Net income (loss)	30,786	(9,643)	21,143
Add:
Depreciation and amortization	293,433	1,191	294,624
General and administrative	-	42,056	42,056
Interest and debt expense	160,058	8,308	168,366
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	5,872	5,872
Acquisition and transaction costs	-	4,483	4,483
Income tax expense (benefit)	(310)	2,876	2,566
Net Operating Income from unconsolidated joint ventures	16,210	370	16,580
Less:
Income from real estate fund investments	-	(37,975)	(37,975)
Income from unconsolidated joint ventures	(6,734)	(116)	(6,850)
Fee income	-	(10,248)	(10,248)
Unrealized gain on interest rate swaps	(75,760)	-	(75,760)
Interest and other income, net	(367)	(504)	(871)
Net Operating Income (1)	$417,316	$6,670	$423,986

Balance Sheet data:
Total assets	$8,172,529	$621,614	$8,794,143
Total liabilities	3,309,104	174,489	3,483,593
Total equity	$4,863,425	$447,125	$5,310,550

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

	Period from November 24, 2014 to December 31, 2014
	Owned
(Amounts in thousands)	Properties	Other	Total
Income Statement data:
Revenues
Rental income	$57,169	$296	$57,465
Tenant reimbursement income	5,865	-	5,865
Fee and other income	1,629	1,176	2,805
Total revenues	64,663	1,472	66,135
Total expenses	61,091	1,608	62,699
Operating income	3,572	(136)	3,436
Income from real estate fund investments	-	1,412	1,412
Income from unconsolidated joint ventures	938	-	938
Unrealized gain on interest rate swaps	15,084	-	15,084
Interest and other income (loss), net	30	(209)	(179)
Interest and debt expense	(41,633)	(2,110)	(43,743)
Formation related costs	-	(143,437)	(143,437)
Gain on consolidation of unconsolidated joint ventures	-	239,716	239,716
Net income (loss) before income taxes	(22,009)	95,236	73,227
Income tax expense	(475)	(30)	(505)
Net income (loss)	(22,484)	95,206	72,722
Add:
Depreciation and amortization expense	34,378	103	34,481
General and administrative expenses	91	2,116	2,207
Interest and debt expense	41,633	2,110	43,743
Formation related costs	-	143,437	143,437
Income tax expense	475	30	505
NOI from unconsolidated joint ventures	1,680	-	1,680
Less:
Income from unconsolidated joint ventures	(938)	-	(938)
Fee income	-	(1,176)	(1,176)
Unrealized gain on interest rate swaps	(15,084)	-	(15,084)
Interest and other (income) loss, net	(30)	209	179
Gain on consolidation of unconsolidated joint ventures	-	(239,716)	(239,716)
Net Operating Income (1)	$39,721	$2,319	$42,040

Balance Sheet data:
Total assets	$8,345,966	$684,475	$9,030,441
Total liabilities	3,350,798	124,690	3,475,488
Total equity	$4,995,168	$559,785	$5,554,953

(1)  Net Operating Income (“NOI”) is used to measure the operating performance of a property. NOI consists of property-related revenue (which includes rental revenue, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our presentation of NOI may not be comparable to other real estate companies.

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

The following tables provide selected results for each reportable segment for the period from January 1, 2014 to November 23, 2014 and the year ended December 31, 2013.

	Period from January 1, 2014 to November 23, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$27,774	$2,434	$-	$-	$30,208
Tenant reimbursement income	1,646	-	-	-	1,646
Distributions from real estate fund investments	-	17,083	-	-	17,083
Realized and unrealized gains, net	-	129,354	-	-	129,354
Fee and other income	-	-	74,686	(25,588)	49,098
Total revenues	29,420	148,871	74,686	(25,588)	227,389
Total expenses	20,553	27,995	54,032	(25,588)	76,992
Operating income	8,867	120,876	20,654	-	150,397
Income from unconsolidated joint ventures	4,241	-	48,683	(48,683)	4,241
Unrealized loss on interest rate swaps	-	(673)	-	-	(673)
Interest and other income, net	2,004	388	87	-	2,479
Interest and debt expense	(11,157)	(17,323)	(105)	-	(28,585)
Net income before income taxes	3,955	103,268	69,319	(48,683)	127,859
Income tax expense	-	-	(18,461)	-	(18,461)
Net income	3,955	103,268	50,858	(48,683)	109,398
Net income attributable to noncontrolling interests	-	(87,888)	-	-	(87,888)
Net income attributable to the Predecessor	$3,955	$15,380	$50,858	$(48,683)	$21,510

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$30,406	$-	$-	$-	$30,406
Tenant reimbursement income	1,821	-	-	-	1,821
Distributions from real estate fund investments	-	29,184	-	-	29,184
Realized and unrealized gains, net	-	332,053	-	-	332,053
Fee and other income	-	-	54,298	(27,872)	26,426
Total revenues	32,227	361,237	54,298	(27,872)	419,890
Total expenses	26,369	29,417	60,385	(27,872)	88,299
Operating income (loss)	5,858	331,820	(6,087)	-	331,591
Income from unconsolidated joint ventures	1,062	-	74,695	(74,695)	1,062
Unrealized gain on interest rate swaps	-	1,615	-	-	1,615
Interest and other income, net	5,891	1,152	2,364	-	9,407
Interest and debt expense	(12,443)	(17,219)	(145)	-	(29,807)
Net income before income taxes	368	317,368	70,827	(74,695)	313,868
Income tax expense	-	-	(11,029)	-	(11,029)
Net income	368	317,368	59,798	(74,695)	302,839
Net income attributable to noncontrolling interests	-	(286,325)	-	-	(286,325)
Net income attributable to the Predecessor	$368	$31,043	$59,798	$(74,695)	$16,514

Balance Sheet data:
Total assets	$552,474	$2,329,153	$373,173	$(332,109)	$2,922,691
Total liabilities	350,884	508,481	96,596	(58,714)	897,247
Total equity	$201,590	$1,820,672	$276,577	$(273,395)	$2,025,444

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2015, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rule13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2015, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2015 was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 119 in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

We have audited the internal control over financial reporting of Paramount Group, Inc., together with its consolidated subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 25, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

New York, NY

February 25, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (which is scheduled to be held on May 19, 2016), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this report
1.	The combined consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K
i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013	125
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015, 2014 and 2013	126

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 129 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E
Additions
	Balance at		Charged	Uncollectible	Balance
	Beginning		Against	accounts	at End
(Amounts in thousands)	of Year		Operations	Written-off	of Year
The Company:
Year Ended December 31, 2015
Allowance for doubtful accounts	$333		$87	$(55)	$365
For the period from November 24, 2014
to December 31, 2014
Allowance for doubtful accounts	$257	(1)	$76	$-	$333

The Predecessor:
For the period from January 1, 2014
to November 23, 2014
Allowance for doubtful accounts	$-		$-	$-	$-
Year Ended December 31, 2013
Allowance for doubtful accounts	$-		$-	$-	$-

(1) Represents the allowance for doubtful accounts of the properties that were acquired in connection with the Formation Transactions

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
												Life on which
												depreciation
				Costs capitalized		Gross amount at which			Accumulated			in latest
(Amounts in thousands)		Initial cost to company		subsequent to acquisition		carried at close of period			depreciation			income
			Building and		Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$1,013,544	$502,846	$1,398,341	$-	$38,530	$502,846	$1,436,871	$1,939,717	$(43,602)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	-	406,039	1,051,697	-	15,433	406,039	1,067,130	1,473,169	(33,761)	1963	11/2014	5 to 40 Years
31 West 52nd Street	413,490	221,318	604,994	-	3,468	221,318	608,462	829,780	(19,464)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	9,464	174,688	380,017	554,705	(12,820)	1989	11/2014	5 to 40 Years
900 Third Avenue	274,337	103,741	296,031	-	3,117	103,741	299,148	402,889	(10,791)	1983	11/2014	5 to 40 Years
Total New York	1,701,371	1,408,632	3,721,616	-	70,012	1,408,632	3,791,628	5,200,260	(120,438)

425 Eye Street	-	93,669	98,088	-	2,316	93,669	100,404	194,073	(73,284)	1973	11/2014	5 to 40 Years
Liberty Place	84,000	46,401	96,422	-	9,571	46,401	105,993	152,394	(4,025)	1993	11/2014	5 to 40 Years
1899 Pennsylvania Avenue	89,116	52,568	94,874	-	3,577	52,568	98,451	151,019	(3,318)	1915	11/2014	5 to 40 Years
2099 Pennsylvania Avenue	-	50,631	103,992	-	9,994	50,631	113,986	164,617	(3,054)	2001	11/2014	5 to 40 Years
Waterview	210,000	78,300	297,669	-	36,412	78,300	334,081	412,381	(3,579)	2007	05/2007	5 to 40 Years
Total Washington, D.C.	383,116	321,569	691,045	-	61,870	321,569	752,915	1,074,484	(87,260)

One Market Plaza	857,037	288,744	988,014		33,095	288,744	1,021,109	1,309,853	(33,494)	1976	11/2014	5 to 40 Years
Total California	857,037	288,744	988,014	-	33,095	288,744	1,021,109	1,309,853	(33,494)

Residential Development Fund ("75 Howard")	-	23,126	41,524	-	4,497	23,126	46,021	69,147	(1,861)		03/2014	5 to 40 Years
Other	-	-	-	-	(1,627)	-	(1,627)	(1,627)	(36)		11/2014	5 to 40 Years

Total	$2,941,524	$2,042,071	$5,442,199	$-	$167,847	$2,042,071	$5,610,046	$7,652,117	$(243,089)

(1)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $2.3 billion lower than the net amount reported for financial statement purposes.

(1)

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Rental Property
Balance at beginning of period	$7,530,239	$414,998	$414,855
Acquisitions		64,650	-
Acquisition of properties in connection
with the Formation Transactions	-	7,043,650	-
Additions during the period:
Land	-	-	-
Buildings and improvements	123,277	9,676	147
Assets sold and written-off	(1,399)	(2,735)	(4)
Balance at end of period	$7,652,117	$7,530,239	$414,998

Accumulated Depreciation
Balance at beginning of period	$81,050	$57,689	$48,425
Additions charged to expense	163,438	26,096	9,268
Accumulated depreciation on
assets sold and written-off	(1,399)	(2,735)	(4)
Balance at end of period	$243,089	$81,050	$57,689

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	February 25, 2016	By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President
(Albert Behler)

Date:	February 25, 2016	By:	/s/ Michael Walsh	Executive Vice President, Chief Financial Officer and Treasurer
(Michael Walsh)

Date:	February 25, 2016	By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer
(Wilbur Paes)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 25, 2016
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Michael Walsh	Executive Vice President, Chief Financial Officer and Treasurer	February 25, 2016
	(Michael Walsh)	(Principal Financial Officer)

By:	/s/ Wilbur Paes	Senior Vice President, Chief Accounting Officer	February 25, 2016
	(Wilbur Paes)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 25, 2016
(Thomas Armbrust)

By:	/s/ Dan Emmett	Director	February 25, 2016
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	February 25, 2016
(Lizanne Galbreath)

By:	/s/ Peter Linneman	Director	February 25, 2016
(Peter Linneman)

By:	/s/ David O’Connor	Director	February 25, 2016
(David O’Connor)

By:	/s/ Katharina Otto-Bernstein	Director	February 25, 2016
(Katharina Otto-Bernstein)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of Paramount Group, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 14, 2014.

3.2	Amended and Restated Bylaws of Paramount Group, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

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

10.5†	2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

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

10.53†	Form of Paramount Group, Inc. Performance LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 1, 2015.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP for 712 Fifth Avenue LP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated Financial Statements of 712 Fifth Avenue.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_______________________
*	Filed herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.