Form 10-Q
period 2016-03-31
Paramount Group, Inc.
filed 2016-05-05
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of April 30, 2016, there were 213,036,508 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	March 31, 2016	December 31, 2015
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,630,764	5,610,046
	7,672,835	7,652,117
Accumulated depreciation and amortization	(283,379)	(243,089)
Rental property, net	7,389,456	7,409,028
Cash and cash equivalents	178,721	143,884
Restricted cash	42,253	41,823
Real estate fund investments	-	416,438
Investments in unconsolidated real estate funds	26,880	-
Investments in unconsolidated joint ventures	7,121	7,102
Preferred equity investments	54,304	53,941
Marketable securities	21,398	21,521
Deferred rent receivable	97,660	77,792
Accounts and other receivables, net of allowance of $366 and $365	12,092	10,844
Deferred charges, net of accumulated amortization of $15,484 and $14,204	77,254	74,991
Intangible assets, net of accumulated amortization of $157,239 and $143,987	464,227	511,207
Other assets	32,691	6,658
Total assets (1)	$8,404,057	$8,775,229

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $18,192 and $18,914	$2,923,834	$2,922,610
Revolving credit facility	40,000	20,000
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	-	45,662
Accounts payable and accrued expenses	154,680	102,730
Dividends and distributions payable	25,147	25,067
Deferred income taxes	1,819	2,533
Interest rate swap liabilities	116,943	93,936
Intangible liabilities, net of accumulated amortization of $53,983 and $41,931	167,069	179,741
Other liabilities	45,955	45,101
Total liabilities (1)	3,502,746	3,464,679
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 213,036,508 and 212,112,137 shares in 2016 and 2015, respectively	2,130	2,122
Additional paid-in-capital	3,818,344	3,802,858
Earnings less than distributions	(62,835)	(36,120)
Accumulated other comprehensive loss	(31,815)	(7,843)
Paramount Group, Inc. equity	3,725,824	3,761,017
Noncontrolling interests in:
Consolidated real estate funds	62,935	414,637
Consolidated joint ventures	238,101	236,849
Operating Partnership (51,443,466 and 51,660,088 units outstanding)	874,451	898,047
Total equity	4,901,311	5,310,550
Total liabilities and equity	$8,404,057	$8,775,229

__________________________________

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 80.5%.  As of March 31, 2016, the assets and liabilities of the Operating Partnership include $1,512,307 and $1,001,764 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2016	2015
REVENUES:
Rental income	$141,252	$143,243
Tenant reimbursement income	10,789	13,488
Fee and other income	20,877	4,495
Total revenues	172,918	161,226
EXPENSES:
Operating	62,945	61,884
Depreciation and amortization	74,812	73,583
General and administrative	13,961	12,613
Acquisition and transaction related costs	935	1,139
Total expenses	152,653	149,219
Operating income	20,265	12,007
Income from real estate fund investments	-	5,221
Loss from unconsolidated real estate funds	(326)	-
Income from unconsolidated joint ventures	1,496	975
Interest and other income, net	1,700	854
Interest and debt expense	(37,119)	(41,888)
Unrealized gain on interest rate swaps	6,860	11,978
Net loss before income taxes	(7,124)	(10,853)
Income tax expense	(363)	(574)
Net loss	(7,487)	(11,427)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	674	(2,209)
Consolidated joint ventures	(1,252)	1,541
Operating Partnership	1,571	2,364
Net loss attributable to common stockholders	$(6,494)	$(9,731)

LOSS PER COMMON SHARE - BASIC:
Loss per common share	$(0.03)	$(0.05)
Weighted average shares outstanding	212,403,593	212,106,718

LOSS PER COMMON SHARE - DILUTED:
Loss per common share	$(0.03)	$(0.05)
Weighted average shares outstanding	212,403,593	212,106,718

DIVIDENDS PER COMMON SHARE	$0.095	$0.134	(1)

(1) Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ending on December 31, 2014.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Net loss	$(7,487)	$(11,427)
Other comprehensive (loss) income:
Change in value of interest rate swaps	(29,867)	-
Pro rata share of other comprehensive income of unconsolidated joint ventures	107	-
Comprehensive loss	(37,247)	(11,427)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	674	(2,209)
Consolidated joint ventures	(1,252)	1,541
Operating Partnership	7,359	2,364
Comprehensive loss attributable to common stockholders	$(30,466)	$(9,731)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands)	Shares	Amount	Additional Paid in Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity

Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$338,070	$347,818	$958,203	$5,554,953
Net (loss) income	-	-	-	(9,731)	-	2,209	(1,541)	(2,364)	(11,427)
Dividends and distributions ($0.134 per share and unit)	-	-	-	(28,422)	-	-	-	(6,903)	(35,325)
Contributions from noncontrolling interests in joint ventures and funds	-	-	-	-	-	(100)	2,530	-	2,430
Distributions to noncontrolling interests in joint ventures and funds	-	-	-	-	-	(2,772)	(716)	-	(3,488)
Adjustments to noncontrolling interests	-	-	(43,409)	-	-	-	-	43,409	-
Amortization of equity awards	-	-	581	-	-	-	-	2,454	3,035
Other	-	-	(411)	(97)	-	(322)	-	-	(830)
Balance as of March 31, 2015	212,107	$2,122	$3,808,193	$19,058	$-	$337,085	$348,091	$994,799	$5,509,348

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$414,637	$236,849	$898,047	$5,310,550
Deconsolidation of real estate fund investments	-	-	-	-	-	(351,035)	-	-	(351,035)
Balance as of January 1, 2016	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$63,602	$236,849	$898,047	$4,959,515
Net (loss) income	-	-	-	(6,494)	-	(674)	1,252	(1,571)	(7,487)
Common shares issued upon redemption of common units	830	8	14,419	-	-	-	-	(14,427)	-
Common shares and units issued under Omnibus share plan	95	-	-	-	-	-	-	-	-
Dividends and distributions ($0.095 per share and unit)	-	-	-	(20,239)	-	-	-	(4,908)	(25,147)
Change in value of interest rate swaps	-	-	-	-	(24,058)	-	-	(5,809)	(29,867)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	86	-	-	21	107
Amortization of equity awards	-	-	747	-	-	-	-	3,098	3,845
Other	-	-	320	18	-	7	-	-	345
Balance as of March 31, 2016	213,037	$2,130	$3,818,344	$(62,835)	$(31,815)	$62,935	$238,101	$874,451	$4,901,311

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,487)	$(11,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,812	73,583
Amortization of deferred financing costs	1,258	584
Straight-lining of rental income	(19,869)	(15,994)
Amortization of above and below-market leases, net	3,619	(890)
Unrealized gain on interest rate swaps	(6,860)	(11,978)
Realized and unrealized losses (gains) on marketable securities	293	(672)
Realized and unrealized gains, net, on real estate fund investments	-	(873)
Income from unconsolidated joint ventures	(1,496)	(975)
Loss from unconsolidated real estate funds	326	-
Distributions of income from unconsolidated real estate funds	79	-
Distributions of income from unconsolidated joint ventures	1,576	353
Amortization of stock based compensation expense	3,627	3,035
Other non-cash adjustments	842	1,799
Changes in operating assets and liabilities:
Real estate fund investments	-	(22)
Accounts and other receivables	(1,362)	(5,171)
Deferred charges	(3,617)	(5,545)
Other assets	(26,038)	(19,657)
Accounts payable and accrued expenses	62,019	(8,928)
Deferred income taxes	(714)	322
Other liabilities	1,023	1,792
Net cash provided by (used in) operating activities	82,031	(664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of, and additions to, rental properties	(33,193)	(21,636)
Changes in restricted cash	(600)	1,309
Distributions of capital from unconsolidated joint ventures	8	1
Net cash used in investing activities	(33,785)	(20,326)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	40,000	-
Repayment of revolving credit facility	(20,000)	-
Contributions from noncontrolling interests	-	2,430
Dividends paid to common stockholders and unitholders	(25,068)	(35,325)
Distributions to noncontrolling interests	-	(3,488)
Repayment of notes and mortgages payable	(354)	(337)
Net cash used in financing activities	(5,422)	(36,720)

Net increase (decrease) in cash and cash equivalents	42,824	(57,710)
Cash and cash equivalents at beginning of period	143,884	438,599
Decrease in cash due to deconsolidation of real estate fund investments	(7,987)	-
Cash and cash equivalents at end of period	$178,721	$380,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$34,083	$37,186
Cash payments for income taxes, net of refunds	$417	$32

NON-CASH TRANSACTIONS:
(Decrease) increase due to deconsolidation of real estate fund investments:
Real estate fund investments	(416,438)	-
Loans payable to noncontrolling interests	(45,662)	-
Investments in unconsolidated real estate funds	27,292	-
Noncontrolling interests in consolidated real estate funds	(351,035)	-
Dividends and distributions declared but not yet paid	25,147	-
Change in value of interest rate swaps	29,867	-
Common shares issued upon redemption of common units	14,427	-
Additions to real estate included in accounts payable and accrued expenses	11,064	2,904
Purchases of marketable securities using restricted cash	170	555
Write-off of fully amortized and/or depreciated assets	2,795	66

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.

We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.5% of, the Operating Partnership as of March 31, 2016. As of March 31, 2016, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, result of operations and changes in the cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued an Accounting Standards Update (“ASU”) ("ASU 2014-09") to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have any impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-02 on January 1, 2016, using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for Paramount Group Residential Development Fund, LP (the “Residential Fund”), which is accounted for at historical cost and will continue to be consolidated into our financial statements. See Note 3, Real Estate Fund Investments.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  In August 2015, the FASB issued an update (“ASU 2015-15”) Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting. ASU 2015-15 clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the provisions of ASU 2015-03 on January 1, 2016, and have retrospectively reclassified $18,914,000 of deferred financing costs that were included in “deferred charges, net” as of December 31, 2015, to “notes and mortgages payable, net”.  The deferred financing costs related to our $1.0 billion revolving credit facility continue to be reported as an asset on our consolidated balance sheets.

In September 2015, the FASB issued an update (“ASU 2015-16”) Simplifying the Accounting for Measurement-Period Adjustments to ASC Topic 805, Business Combinations. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016, using the prospective method. This adoption did not have any impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases to ASC Topic 842, Leases. ASU 2016-02 supersedes the provision of leasing guidance and establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting to ASC Topic 718 Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

3.	Real Estate Fund Investments

Real estate fund investments are comprised of (i) Property Funds, (ii) Alternative Investment Funds and (iii) Residential Development Fund.

Property Funds

We manage three Property Funds comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, LP (“Fund VII”) and Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”), collectively “Fund VII”. The following is a summary of the Property Funds, our ownership interests in these funds and the funds’ ownership interests in the underlying properties.

		As of March 31, 2016
	Paramount Ownership	60 Wall Street	One Market Plaza		50 Beale Street	670 Broadway
Fund II	10.0%	46.3%	-		-	-
Fund III	3.1%	16.0%	2.0%		-	-
Fund VII	7.2%	-	-		42.8%	100.0%
Total Property Funds		62.3%	2.0%		42.8%	100.0%
Other Investors		37.7%	98.0%	(1)	57.2%	-
Total		100.0%	100.0%		100.0%	100.0%

(1)	Includes a 49.0% direct ownership interest held by us.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Alternative Investment Fund

We manage one Alternative Investment Fund, Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), which had an aggregate of $580,200,000 of committed capital, of which $166,560,000 was invested as of March 31, 2016.  The following is a summary of our ownership interest in Fund VIII and the underlying investments in Fund VIII.

(Amounts in thousands)		Paramount
Investment	Investment Type	Ownership	Interest Rate	Initial Maturity
26 Broadway (1)	Mezzanine Loan	1.7%	8.3%	Jan-2022
1440 Broadway (2)	Mezzanine Loan	1.7%	6.4%	Oct-2019
700 Eighth Avenue (3)	Mortgage/Mezzanine Loans	1.7%	6.4%	Dec-2016

_________________

(1)

The loan is secured by the equity interests in the owner of 26 Broadway, an 836,000 square foot office building, located in the financial district of Manhattan. The loan has a fixed interest rate and is subordinate to $220,000 of other debt.

(2)

The loan is secured by the equity interests in the owner of 1440 Broadway, a 751,546 square foot office and retail property located in Manhattan. The loan bears interest at LIBOR plus 600 bps, has a one-year extension option and is subordinate to $265,000 of other debt.

(3)

The senior mortgage and mezzanine loans are secured by 700 Eighth Avenue, a 26,126 square foot retail property located in Manhattan. The loans bear interest at LIBOR plus 600 bps and have one-year extension options.

Residential Development Fund

The purpose of the Residential Development Fund (“Residential Fund”) is to construct a multifamily residential project in San Francisco. As of March 31, 2016, the Residential Fund had an aggregate of $135,600,000 of committed capital, of which $69,000,000 has been invested.

On January 1, 2016, we adopted ASU 2015-02 Amendments to the Consolidation Analysis. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements. See Note 2, Basis of Presentation and Significant Accounting Policies – Recently Issued Accounting Literature.

Unconsolidated Real Estate Funds

As of March 31, 2016, after the adoption of ASU 2015-02, our investments in unconsolidated real estate funds aggregated $26,880,000 and consisted of $23,132,000 of investments in Property Funds and $3,748,000 of investments in the Alternative Investment Fund. Our share of the loss from the investments in unconsolidated real estate funds aggregated $326,000 and was comprised of a loss of $345,000 from our investment in Property Funds and income of $19,000 from our investment in the Alternative Investment Fund.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Real Estate Funds

Below is a summary of the fair value of our consolidated real estate fund investments on our consolidated balance sheet as of December 31, 2015 and income from fund investments for the three months ended March 31, 2015.

As of
(Amounts in thousands)	December 31, 2015
Real estate fund investments:
Property Funds	$248,824
Alternative Investment Fund	167,614
Total	$416,438

	For the
	Three Months Ended
(Amounts in thousands)	March 31, 2015
Investment income	$4,495
Investment expenses	147
Net investment income	4,348
Net unrealized gains	873
Income from real estate fund investments	5,221
Less noncontrolling interests	(3,218)	(1)
Our share of income from real estate
funds	$2,003

          ________________________________

          (1) Includes $1,334 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests.

4.     Preferred Equity Investments

As of March 31, 2016 we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments.  The following table is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)				As of
Preferred equity investment	% Ownership	Dividend Rate	Initial Maturity	March 31, 2016	December 31, 2015
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,474	$35,305
2 Herald Square (2)	24.4%	10.3%	Apr-2017	18,830	18,636
Total preferred equity investments				$54,304	$53,941

(1)Represents a $33,750 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building located in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% was being paid in cash through February 2016 and increased thereafter to 10.3% through maturity, and the unpaid portion accretes to the balance of the investment.

(2)Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan.  The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment.  The preferred equity investment has two one-year extension options.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.     Investments in Unconsolidated Joint Ventures

The following table summarizes our investments in unconsolidated joint ventures as of March 31, 2016 and December 31, 2015 and income from these investments for the three months ended March 31, 2016 and 2015.

(Amounts in thousands)	% Ownership as of	As of
Investments:	March 31, 2016	March 31, 2016	December 31, 2015
712 Fifth Avenue	50.0%	$3,498	$3,577
Oder-Center, Germany	9.5%	3,623	3,525
		$7,121	$7,102

(Amounts in thousands)	% Ownership as of	For the Three Months Ended March 31,
Our share of Net Income:	March 31, 2016	2016	2015
712 Fifth Avenue	50.0%	$1,476	$940
Oder-Center, Germany (1)	9.5%	20	35
		$1,496	$975

(1)	We account for our interest in Oder-Center, Germany on a one quarter lag basis.

712 Fifth Avenue

As of March 31, 2016, we own a 50.0% interest in a joint venture that owns 712 Fifth Avenue, which is accounted under the equity method.  The following tables summarize 712 Fifth Avenue’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets	March 31, 2016	December 31, 2015
Rental property, net	$212,052	$214,139
Other assets	42,064	41,337
Total assets	$254,116	$255,476

Notes and mortgages payable, net	$245,684	$245,582
Other liabilities	13,696	15,000
Total liabilities	259,380	260,582
Equity (1)	(5,264)	(5,106)
Total liabilities and equity	$254,116	$255,476

(1)

The carrying amount of our investment in 712 Fifth Avenue is greater than our share of 712 Fifth Avenue's equity by approximately $6,130.  This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements	2016	2015
Rental income	$12,678	$12,054
Tenant reimbursement income	1,116	1,361
Fee and other income	518	279
Total revenues	14,312	13,694
Operating	5,617	6,228
Depreciation and amortization	3,008	2,930
Total expenses	8,625	9,158
Operating income	5,687	4,536
Unrealized gain on interest rate swaps	-	771
Interest and other income, net	14	2
Interest and debt expense	(2,748)	(3,428)
Net income	$2,953	$1,881

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.Intangible Assets and Liabilities

The following summarizes our intangible assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of March 31, 2016 and December 31, 2015.

	As of
(Amounts in thousands)	March 31, 2016	December 31, 2015
Intangible assets:
Gross amount	$621,466	$655,194
Accumulated amortization	(157,239)	(143,987)
	$464,227	$511,207
Intangible liabilities:
Gross amount	$221,052	$221,672
Accumulated amortization	(53,983)	(41,931)
	$167,069	$179,741

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a $3,619,000 decrease to rental income for the three months ended March 31, 2016 (primarily due to a $9,834,000 write-off of a tenant’s above market lease asset in connection with its lease termination) and an $890,000 increase to rental income for the three months ended March 31, 2015.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$7,892
2018	9,800
2019	9,118
2020	7,744
2021	3,548

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $30,692,000 and $32,992,000 for the three months ended March 31, 2016 and 2015, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$55,004
2018	48,657
2019	44,045
2020	38,531
2021	26,355

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

The following is a summary of our outstanding debt.

	Maturity	Fixed/Variable	Interest Rate at	As of
(Amounts in thousands)	Date	Rate	March 31, 2016	March 31, 2016	December 31, 2015
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000	$1,000,000
	Dec-2022	Variable	2.19%	13,544	13,544
			3.52%	1,013,544	1,013,544
900 Third Avenue
	Nov-2017	Fixed (1)	5.98%	162,000	162,000
	Nov-2017	Variable	1.70%	112,337	112,337
			4.23%	274,337	274,337
31 West 52nd Street
	Dec-2017	Fixed (1)	6.04%	237,600	237,600
	Dec-2017	Variable	1.78%	175,890	175,890
			4.23%	413,490	413,490

One Market Plaza (49.0% interest)	Dec-2019	Fixed (1)	6.14%	857,893	857,037
Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	88,762	89,116
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total notes and mortgages payable			4.68%	$2,942,026	$2,941,524
Less: deferred financing costs				(18,192)	(18,914)
Total notes and mortgages payable, net				$2,923,834	$2,922,610

$1.0 Billion Revolving Credit Facility
($200,000 reserved for
outstanding letters of credit)	Nov-2018	Variable	1.69%	$40,000	$20,000

 ___________________

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 8, Derivative Instruments and Hedging Activities.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.     Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our balance sheet at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification as either fair value hedges or cash flow hedges.

Interest Rate Swaps – Non-designated Hedges

As of March 31, 2016, we had 14 interest rate swaps with an aggregate notional amount of $1.2 billion that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. For the three months ended March 31, 2016 and 2015, we recognized unrealized gains of $6,860,000 and $11,978,000, respectively, from the changes in the fair value of these interest rate swaps.  The table below provides additional details on our interest rate swaps that are not designated as hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2016	December 31, 2015
(Amounts in thousands)
One Market Plaza	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$50,046	$55,404
31 West 52nd Street	237,600	Dec-2007	Dec-2017	4.79%	16,800	17,661
900 Third Avenue	162,000	Nov-2007	Nov-2017	4.78%	10,989	11,630
Total interest rate swap liabilities related to non-designated hedges					$77,835	$84,695

Interest Rate Swaps – Designated as Cash Flow Hedges

As of March 31, 2016, we had three interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges.  We also have entered into a forward starting interest rate swap with an aggregate notional amount of $400,000,000 to extend the maturity of one of the three swaps for an additional year.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive loss (outside of earnings).  For the three months ended March 31, 2016, we recognized other comprehensive losses of $29,867,000 from the changes in the fair value of these interest rate swaps. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2016	December 31, 2015
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec 2015	Dec-2020 - Dec-2022	1.79%	$36,799	$9,204
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	2,309	37
Total interest rate swap liabilities related to cash flow hedges					$39,108	$9,241

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.     Accumulated Other Comprehensive Income (“AOCI”)

The following table sets forth details of the Other Comprehensive Income (“OCI”) and the changes in AOCI by component.

(Amounts in thousands)	Total	Pro rata share of OCI of unconsolidated joint ventures	Change in value of interest rate swaps
For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$(7,843)	$(412)	$(7,431)
OCI before reclassifications (1)	(23,972)	86	(24,058)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(23,972)	86	(24,058)
Balance as of March 31, 2016	$(31,815)	$(326)	$(31,489)

(1) Net of amounts attributable to the noncontrolling interests in the Operating Partnership.

10.     Noncontrolling Interests

Consolidated Real Estate Funds

At December 31 2015, noncontrolling interest in consolidated real estate funds aggregated $414,637,000 and consisted of equity interest in the real estate funds that were not wholly owned by us, but were required to be consolidated into our financial statements because we were the sole general partner of such funds.  On January 1, 2016, we adopted ASU 2015-02 which resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements. See Note 3, Real Estate Fund Investments. As of March 31, 2016, the noncontrolling interest in consolidated real estate funds aggregated $62,935,000 and represents the noncontrolling interest of the Residential Fund that continues to be consolidated into our consolidated financial statements.

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consists of equity interests held by third parties in properties and investments that are consolidated into our financial statements  because we exercise control over the entities that own such properties and investments. As of March 31, 2016 and December 31, 2015, noncontrolling interests in consolidated joint ventures on our consolidated balance sheets was comprised of the equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings, L.P. and aggregated $238,101,000 and $236,849,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of March 31, 2016, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $874,451,000 and a redemption value of $820,523,000.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Variable Interest Entities (“VIEs”)

In the normal course of business, we are the general partner of various types of investment vehicles, which may be considered VIEs. We may from time to time own equity or debt securities through vehicles, each of which are considered variable interests. Our involvement in financing the operations of the VIEs is generally limited to our investments in the entity. We consolidate these entities when we are determined to be the primary beneficiary.

Consolidated VIEs

We are the sole general partner of, and own approximately 80.5% of, the Operating Partnership as of March 31, 2016. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership.  As of March 31, 2016, the Operating Partnership held variable interests in the entities owning certain real estate fund investments, preferred equity and a property that were determined to be VIEs.  As of December 31, 2015, the Operating Partnership held variable interests in the entities owning certain funds that were determined to be VIEs.  The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2016	December 31, 2015
Rental property, net	$1,339,491	$63,511
Investments, at fair value	-	8,025
Cash and restricted cash	24,807	497
Preferred equity investments	54,304	-
Deferred rent receivable	21,106	-
Accounts and other receivables	992	-
Deferred charges, net	5,148	-
Intangible assets, net	66,099	-
Other assets	360	-
Total VIE assets	$1,512,307	$72,033

Notes and mortgages payable, net	$857,893	$-
Loans payable to noncontrolling interests	-	45,662
Accounts payable and other accrued expenses	29,794	-
Intangible liabilities, net	60,823	-
Interest rate swap liabilities	50,046	-
Other liabilities	3,208	195
Total VIE liabilities	$1,001,764	$45,857

Unconsolidated VIEs

The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate funds that were accounted for at fair value, except for the Residential Fund.  The table below summarizes our investments in these unconsolidated real estate funds that are VIEs.

As of March 31, 2016
		Asset Management	Maximum Risk
		Fee and other	Risk of
(Amounts in thousands)	Investments	Receivable	Loss
Unconsolidated real estate funds	$26,880	$765	$27,645

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets.

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets), real estate fund investments and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at March 31, 2016 and December 31, 2015, based on their levels in the fair value hierarchy.

	As of March 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$21,398	$21,398	$-	$-
Total assets	$21,398	$21,398	$-	$-

Interest rate swap liabilities	$116,943	$-	$116,943	$-
Total liabilities	$116,943	$-	$116,943	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$248,824	$-	$-	$248,824
Investments in Alternative Investment Funds	167,614	-	-	167,614
Total real estate fund investments	416,438	-	-	416,438
Marketable securities	21,521	21,521	-	-
Total assets	$437,959	$21,521	$-	$416,438

Interest rate swap liabilities	$93,936	$-	$93,936	$-
Total liabilities	$93,936	$-	$93,936	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant unobservable inputs used in determining the fair value of each investment include capitalization rates and discount rates. These rates are based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at December 31, 2015.

	As of December 31, 2015
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)
Discount rates	7.00% - 7.50%	7.18%
Terminal capitalization rates	5.00% - 6.00%	5.47%

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

Significant unobservable inputs used in determining the fair value of these investments include preferred returns and credit spreads. Significant increases (decreases) in any of these inputs in isolation would result in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at December 31, 2015.

	As of December 31, 2015
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)
Preferred return	7.32 - 14.02%	9.51%
Credit spread	2.34%	2.34%

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of cash equivalents, and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include notes and mortgages payable.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments would be classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$87,558	$87,558	$118,561	$118,561
Total assets	$87,558	$87,558	$118,561	$118,561

	As of March 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$2,942,026	$2,911,231	$2,941,524	$2,907,242
Revolving credit facility	40,000	40,004	20,000	20,723
Total liabilities	$2,982,026	$2,951,235	$2,961,524	$2,927,965

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Fee income
Property management	$1,521	$1,329
Asset management (1)	1,714	-
Acquisition and leasing	-	16
Other	182	190
Total fee income	3,417	1,535
Lease termination income (2)	10,955	391
Other income (3)	6,505	2,569
Total fee and other income	$20,877	$4,495

 ___________________________________

(1)

As a result of deconsolidating our real estate funds that were accounted for at fair value, on January 1, 2016, asset management fees are now included in fee income as opposed to a reduction of income attributable to noncontrolling interests in consolidated real estate funds in the prior periods. See Note 3, Real Estate Fund Investments.

(2)	The three months ended March 31, 2016 include $10,861 of cash income from the termination of a lease with a tenant at 1633 Broadway.
(3)	Primarily comprised of income from tenant requested work such as after hour heating and cooling, freight elevator services and similar services.

14.Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Preferred equity investment income (1)	$1,416	$-
Interest income	80	121
Mark-to-market of investments in our deferred compensation plans (2)	204	733
Total interest and other income	$1,700	$854

__________________________________

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our share is $345. See Note 4, Preferred Equity Investments.
(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expenses.

15.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Interest expense	$35,861	$41,304
Amortization of deferred financing costs	1,258	584
Total interest and debt expense	$37,119	$41,888

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  Incentive Compensation

       Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  As of March 31, 2016, we have 12,285,544 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.  Stock based compensation for the three months ended March 31, 2016 and 2015 was $3,627,000, and $3,035,000, respectively. The three months ended March 31, 2016 and 2015 include $1,855,000 and $1,861,000 of expense, respectively, related to the acceleration of vesting of the stock awards in connection with certain separation agreements.

In March 2016, our Compensation Committee approved the 2016 Performance Program, a multi-year performance-based equity compensation program. The purpose of the 2016 Performance Program is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the 2016 Performance Program, participants may earn awards in the form of Long Term Incentive Plan (“LTIP”) units of our operating partnership based on our total return to stockholders (“TRS”) over a three-year performance measurement period beginning on March 18, 2016, and continuing through March 17, 2019, on both an absolute basis and relative basis. 25.0% of the award is earned if we outperform a predetermined absolute TRS and the remaining 75.0% is earned if we outperform a predetermined relative TRS. Specifically, participants begin to earn awards under the 2016 Performance Program if our TRS for the performance measurement period equals or exceeds 21.0% on an absolute basis and is within 250 basis points of the performance of the SNL Office REIT Index on a relative basis, and awards will be fully earned if our TRS for the performance measurement period equals or exceeds 36.0% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 400 basis points on a relative basis. Participants will not earn any awards under the 2016 Performance Program if our TRS during the performance measurement period does not meet either of these minimum thresholds. The number of LTIP units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive per unit distributions equal to one-tenth of the per share dividends otherwise payable to our common stockholders with respect to their LTIP units. If the LTIP units are ultimately earned based on the achievement of the designated performance objectives, participants will receive cash or additional LTIP units based on the additional amount the participants would have received if per unit distributions during the performance measurement periods for the earned LTIP units had equaled per share dividends paid to our common stockholders less the amount of distributions participants actually received during the performance measurement period.

If the designated performance objectives are achieved, awards earned under the 2016 Performance Program will also be subject to vesting based on continued employment with us through March 17, 2020, with 50.0% of each award vesting following the conclusion of the performance measurement period, and the remaining 50.0% vesting on March 17, 2020.  The fair value of the awards granted under the 2016 Performance Program on the date of the grant was $10,914,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.    Earnings Per Share

The following table provides a summary of net loss and the number of common shares used in the computation of basic and diluted loss per common share - which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2016	2015
Numerator:
Net loss attributable to common stockholders	$(6,494)	$(9,731)
Earnings allocated to unvested participating securities	(9)	-
Numerator for earnings per common share - basic and diluted	$(6,503)	$(9,731)

Denominator:
Denominator for basic loss per common share - weighted average shares	212,404	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-	-
Denominator for diluted loss per common share - weighted average shares	212,404	212,107

Loss per common share - basic and diluted	$(0.03)	$(0.05)

               ___________________

(1)

The effect of dilutive securities for the three months ended March 31, 2016 and 2015 excludes an aggregate of 52,592 and 53,050 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Related Party

Due to Affiliates

As of March 31, 2016 and December 31, 2015, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.  We recognized $34,000 of interest expense, in each of the three months ended March 31, 2016 and 2015, in connection with these notes.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. For the three months ended March 31, 2016 and 2015, we recognized an aggregate of $208,000 and $151,000, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2016, these properties owed us $175,000, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

We earn property management fees and asset management fees from unconsolidated properties and real estate funds that we manage pursuant to contractual agreements. For the three months ended March 31, 2016, we recognized $2,240,000 of property management fees and asset management fees, in connection with these agreements. As of March 31, 2016, the unconsolidated properties and real estate funds owed us $930,000, which is included as a component of  “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. During the three months ended March 31, 2016, we incurred $103,000 of expense, in connection with these agreements, which is included as a component of “acquisition and transaction related costs” on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities. While we do carry commercial general liability insurance, property insurance and terrorism insurance with respect to our properties, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time, including claims arising specifically from the formation transactions, in connection with our initial public offering, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the formation transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2016, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Segments Disclosure

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current year presentation.

The following tables provide NOI for each reportable segment for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$169,501	$119,303	$19,982	$29,619	$597
Property-related operating expenses	(62,945)	(44,137)	(8,275)	(7,173)	(3,360)
NOI from unconsolidated joint ventures and funds	4,428	4,347	-	-	81
NOI (1)	$110,984	$79,513	$11,707	$22,446	$(2,682)

	For the Three Months Ended March 31, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$159,691	$113,953	$19,151	$25,816	$771
Property-related operating expenses	(61,884)	(44,784)	(7,777)	(6,777)	(2,546)
NOI from unconsolidated joint ventures and funds	3,781	3,736	-	-	45
NOI (1)	$101,588	$72,905	$11,374	$19,039	$(1,730)

_____________________

(1)

Net Operating Income (“NOI”) is used to measure the operating performance of a property. NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
(Amounts in thousands)	2016	2015
NOI	$110,984	$101,588
Add (subtract) adjustments to arrive to net loss:
Fee income	3,417	1,535
Depreciation and amortization expense	(74,812)	(73,583)
General and administrative expenses	(13,961)	(12,613)
Acquisition and transaction related costs	(935)	(1,139)
NOI from unconsolidated joint ventures and funds	(4,428)	(3,781)
Income from unconsolidated joint ventures	1,496	975
Income from real estate fund investments	-	5,221
Loss from unconsolidated real estate funds	(326)	-
Interest and investment income, net	1,700	854
Interest and debt expense	(37,119)	(41,888)
Unrealized gain on interest rate swap	6,860	11,978
Net loss before income taxes	(7,124)	(10,853)
Income tax expense	(363)	(574)
Net loss	(7,487)	(11,427)
Less: net (income) loss attributable to noncontrolling interests in :
Consolidated real estate funds	674	(2,209)
Consolidated joint ventures	(1,252)	1,541
Operating Partnership	1,571	2,364
Net loss attributable to common stockholders	$(6,494)	$(9,731)

The following table provides the selected balance sheet data for each of our reportable segments as of March 31, 2016.

(Amounts in thousands)	As of March 31, 2016
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total Assets	$8,404,057	$5,625,762	$1,071,389	$1,383,404	$323,502
Total Liabilities	3,502,746	1,885,719	410,638	1,000,217	206,172
Total Equity	$4,901,311	$3,740,043	$660,751	$383,187	$117,330

21.   Subsequent Events

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building located between Fifth Avenue and Avenue of the Americas in the heart of Midtown Manhattan. The new 10 year loan is interest only at a fixed rate of 3.80%. We realized net proceeds of approximately $65,000,000 after the repayment of the existing loan, swap breakage costs and closing costs. The property was previously encumbered by a $413,490,000 loan that was scheduled to mature in December 2017 and had a weighted average interest rate of 4.23%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York, Washington, D.C. and San Francisco;
•	risks associated with our high concentrations of properties in New York, Washington, D.C. and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (IT) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
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
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2015, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 80.5% of, the Operating Partnership as of March 31, 2016.

In the first quarter of 2016, we leased 154,951 square feet at a weighted average initial rent of $78.68 per square foot. This leasing activity, offset by lease expirations during the quarter, increased the portfolio wide leased occupancy by 30 basis points from 95.3% at December 31, 2015 to 95.6% at March 31, 2016.  The increase in leased occupancy was driven largely by leases signed in our Washington, D.C. portfolio.  Of the 154,951 square feet leased in the first quarter, 100,343 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 12.2% on a GAAP basis and rental rate decreases of 1.3% on a cash basis.  The weighted average lease term for leases signed during the first quarter was 7.7 years and weighted average tenant improvements and leasing commissions on these leases were $6.83 per square foot per annum, or 8.7% of initial rent.  The first quarter rental rates include the effect of the termination of a 52,555 square foot above-market lease at 1633 Broadway that was re-leased shortly thereafter at market rental rates. Excluding the impact of this lease, GAAP basis and cash basis rental growth rates were a positive 30.0% and 26.8%, respectively.

New York:

In the first quarter of 2016, we leased 97,025 square feet in our New York portfolio, at a weighted average initial rent of $81.09 per square foot. This leasing activity, offset by lease expirations during the quarter, caused our New York portfolio leased occupancy to remain steady at 95.7% as of March 31, 2016.  Of the 97,025 square feet leased in the first quarter, 89,173 square feet represents second generation space for which we achieved rental rate increases of 12.3% on a GAAP basis and rental rate decreases of 3.9% on a cash basis.  The weighted average lease term for leases signed during the first quarter was 8.7 years and weighted average tenant improvements and leasing commissions on these leases were $6.05 per square foot per annum, or 7.5% of initial rent. The first quarter rental rates include the effect of the termination of the aforementioned 52,555 square foot above-market lease at 1633 Broadway that was re-leased shortly thereafter at market rental rates. Excluding the impact of this lease, GAAP basis and cash basis rental growth rates were a positive 38.2% and 27.0%, respectively.

Washington, D.C.:

In the first quarter of 2016, we leased 38,145 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $71.60 per square foot. This leasing activity increased our Washington, D.C. portfolio leased occupancy to 92.5% at March 31, 2016, up 220 basis points from December 31, 2015.  A majority of the space leased in the first quarter was previously vacant.  The weighted average lease term for leases signed during the first quarter was 5.5 years and weighted average tenant improvements and leasing commissions on these leases were $9.88 per square foot per annum, or 13.8% of initial rent.

San Francisco:

In the first quarter of 2016, we leased 19,781 square feet at One Market Plaza at a weighted average initial rent of $85.27 per square foot. This asset continues to remain very strongly leased at 98.3% as of March 31, 2016.  Of the 19,781 square feet leased in the first quarter, 14,769 square feet represents second generation space, of which our pro rata share was 7,237 square feet, for which we achieved rental rate increases of 44.4% on a cash basis and 17.5% on a GAAP basis. The weighted average lease term for leases signed during the first quarter was 7.2 years and weighted average tenant improvements and leasing commissions on these leases were $6.64 per square foot per annum, or 7.8% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended March 31, 2016	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	154,951	97,025	38,145	19,781
Pro rata share of total square feet leased:	140,301	92,463	38,145	9,693
Initial rent (1)	$78.68	$81.09	$71.60	$85.27
Weighted average lease term (in years)	7.7	8.7	5.5	7.2

Tenant improvements and leasing commissions:
Per square foot	$52.94	$52.58	$54.77	$47.70
Per square foot per annum	$6.83	$6.05	$9.88	$6.64
Percentage of initial rent	8.7%	7.5%	13.8%	7.8%

Rent concessions:
Average free rent period (in months)	8.0	10.2	3.8	1.6
Average free rent period per annum (in months)	1.0	1.2	0.7	0.2

Second generation space:
Square feet	100,343	89,173	3,933	7,237
Cash basis:
Initial rent (1)	$81.67	$81.46	$79.82	$85.27
Prior escalated rent (2)	$82.71	$84.77	$78.95	$59.06
Percentage (decrease) increase	(1.3%)	(3.9%)	1.1%	44.4%
GAAP basis:
Straight-line rent	$79.79	$78.79	$80.13	$92.19
Prior straight-line rent	$71.12	$70.13	$80.10	$78.49
Percentage increase	12.2%	12.3%	0.0%	17.5%

(1) Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2) Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results

Three Months Ended March 31, 2016

Net loss attributable to common stockholders was $6,494,000, or $0.03 per diluted share for the three months ended March 31, 2016, compared to a net loss of $9,731,000, or $0.05 per diluted share for the three months ended March 31, 2015.  Funds from Operations (“FFO”) attributable to common stockholders was $49,248,000, or $0.23 per diluted share for the three months ended March 31, 2016, compared to $43,317,000, or $0.20 per diluted share, for the three months ended March 31, 2015. FFO includes the impact of certain “non-core” items that affect comparability, which are listed in the table below. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2016 and 2015 by $256,000 and $4,354,000, or $0.0 and $0.02 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of these items, was $48,992,000, or $0.23 per diluted share, for the three months ended March 31, 2016, compared to $38,963,000, or $0.18 per diluted share for the three months ended March 31, 2015.  See “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”).”

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2016	2015
Non-core (income) expense:
Unrealized gain on interest rate swaps (including pro rata share of
unconsolidated joint ventures)	$(6,860)	$(12,364)
Severance costs	2,874	3,315
Acquisition and transaction related costs	935	1,139
	(3,051)	(7,910)
Less amounts attributable to noncontrolling interests in:
Consolidated joint ventures	2,733	2,498
Operating Partnership	62	1,058
Non-core items, net	$(256)	$(4,354)
Per diluted share	$(0.00)	$(0.02)

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current year presentation.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued an Accounting Standards Update (“ASU”) ("ASU 2014-09") to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have any impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-02 on January 1, 2016, using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for Paramount Group Residential Development Fund, LP (the “Residential Fund”), which is accounted for at historical cost. See Note 3, Real Estate Fund Investments.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835, Interest – Imputation of Interest. ASU 2015-03 requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.  In August 2015, the FASB issued an update (“ASU 2015-15”) Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting. ASU 2015-15 clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03. Therefore, debt issuance costs related to line-of-credit arrangements can be deferred and presented as an asset that is subsequently amortized over the time of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted the provisions of ASU 2015-03 on January 1, 2016, and have retrospectively reclassified $18,914,000 of deferred financing costs that were included in “deferred charges, net” as of December 31, 2015, to “notes and mortgages payable, net”.  The deferred financing costs related to our $1.0 billion revolving credit facility continue to be reported as an asset on our consolidated balance sheets.

In September 2015, the FASB issued an update (“ASU 2015-16”) Simplifying the Accounting for Measurement-Period Adjustments to ASC Topic 805, Business Combinations. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016, using the prospective method. This adoption did not have any impact on our consolidated financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”), Leases to ASC Topic 842, Leases. ASU 2016-02 supersedes the provision of leasing guidance and establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting to ASC Topic 718 Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

Results of Operations – Three Months Ended March 31, 2016 Compared to March 31, 2015

The following pages summarize our consolidated results of operations for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015	Change
REVENUES:
Rental income	$141,252	$143,243	$(1,991)
Tenant reimbursement income	10,789	13,488	(2,699)
Fee and other income	20,877	4,495	16,382
Total revenues	172,918	161,226	11,692
EXPENSES:
Operating	62,945	61,884	1,061
Depreciation and amortization	74,812	73,583	1,229
General and administrative	13,961	12,613	1,348
Acquisition and transaction related costs	935	1,139	(204)
Total expenses	152,653	149,219	3,434
Operating income	20,265	12,007	8,258
Income from real estate fund investments	-	5,221	(5,221)
Loss from unconsolidated real estate funds	(326)	-	(326)
Income from unconsolidated joint ventures	1,496	975	521
Interest and other income, net	1,700	854	846
Interest and debt expense	(37,119)	(41,888)	4,769
Unrealized gain on interest rate swaps	6,860	11,978	(5,118)
Net loss before income taxes	(7,124)	(10,853)	3,729
Income tax expense	(363)	(574)	211
Net loss	(7,487)	(11,427)	3,940
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	674	(2,209)	2,883
Consolidated joint ventures	(1,252)	1,541	(2,793)
Operating Partnership	1,571	2,364	(793)
Net loss attributable to common stockholders	$(6,494)	$(9,731)	$3,237

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $172,918,000 for the three months ended March 31, 2016, compared to $161,226,000 for the three months ended March 31, 2015, an increase of $11,692,000. Below are the details of the increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Same store operations	$4,321	$1,140		$874	$2,478	$(171)
Other, net	(6,312)	(6,312)	(1)	-	-	-
(Decrease) increase in rental income	$(1,991)	$(5,172)		$874	$2,478	$(171)

Tenant reimbursement income
Same store operations	$(2,699)	$(2,843)		$85	$59	$-
(Decrease) increase in tenant
reimbursement income	$(2,699)	$(2,843)		$85	$59	$-

Fee and other income
Property management	$192	$-		$-	$-	$192
Asset management	1,714	-		-	-	1,714	(2)
Acquisition and leasing	(16)	-		-	-	(16)
Other	(8)	-		-	-	(8)
Increase in fee income	1,882	-		-	-	1,882
Lease termination income	10,564	10,717	(3)	-	(153)	-
Other income	3,936	2,648		(128)	1,419	(3)
Increase (decrease) in other income	14,500	13,365		(128)	1,266	(3)
Increase (decrease) in fee
and other income	$16,382	$13,365		$(128)	$1,266	$1,879

Total increase in revenues	$11,692	$5,350		$831	$3,803	$1,708

(1)	Primarily due to a $9,834 write-off of an above market lease in the three months ended March 31, 2016 in connection with a tenant's lease termination at 1633 Broadway.
(2)	Represents asset management fees earned from our unconsolidated real estate funds for the three months ended March 31, 2016. The asset management fees for the three months ended March 31, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.
(3)	Increase primarily due to $10,861 of cash income for the three months ended March 31, 2016, in connection with a tenant's lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and acquisition and transaction related costs, were $152,653,000 for the three months ended March 31, 2016, compared to $149,219,000 for the three months ended March 31, 2015, an increase of $3,434,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Same store operations	$588	$(1,120)	$498	$396	$814
Bad debt expense	473	473	-	-	-
Increase (decrease) in operating	$1,061	$(647)	$498	$396	$814

Depreciation and amortization
Operations	$1,229	$124	$343	$619	$143
Increase in depreciation and
amortization	$1,229	$124	$343	$619	$143

General and administrative
Operations	2,318	(10)	-	(32)	2,360	(1)
Mark-to-market of investments
in our deferred compensation plan	(529)	-	-	-	(529)	(2)
Severance costs	(441)	-	-	-	(441)
Increase (decrease) in general
and administrative	$1,348	$(10)	$-	$(32)	$1,390

Decrease in acquisition and
transaction related costs	$(204)	$-	$-	$-	$(204)

Total increase (decrease) in expenses	$3,434	$(533)	$841	$983	$2,143

(1)	Primarily due to higher professional fees and non-cash stock based compensation expense.
(2)	Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in "interest and other income, net".

Income from Real Estate Fund Investments

Income from real estate fund investments was $5,221,000 for the three months ended March 31, 2015, and represents income from our consolidated real estate funds that were accounted for at fair value.  On January 1, 2016, we adopted ASU 2015-02, which resulted in the deconsolidation of these funds. The following table sets forth the details of income from these funds, including our share thereof.

	For the
	Three Months Ended
(Amounts in thousands)	March 31, 2015
Investment income	$4,495
Investment expenses	147
Net investment income	4,348
Net unrealized gains	873
Income from real estate fund investments	5,221
Less noncontrolling interests	(3,218)	(1)
Our share of income from real estate funds	$2,003

____________________

(1)	Includes $1,334 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests.

Loss from Unconsolidated Real Estate Funds

For three months ended March 31, 2016, we recognized $326,000 for our share of losses from unconsolidated real estate funds comprised of a loss of $345,000 from Property Funds and income of $19,000 from our Alternative Investment Fund. Prior to January 1, 2016, these funds were consolidated into our financial statements and accordingly 100% of the income or loss from these funds was reported as “income (loss) from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net income (loss) attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value except for our Residential Development Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,496,000 for the three months ended March 31, 2016, compared to $975,000 for the three months ended March 31, 2015, an increase of $521,000. This increase was primarily attributable to an increase in our share of income from 712 Fifth Avenue of $536,000 primarily due to lower interest expense resulting from the expiration of interest rate swaps on $90,000,000 of debt in December 2015.

Interest and Other Income, net

Interest and other income, net was $1,700,000 for the three months ended March 31, 2016, compared to $854,000 for the three months ended March 31, 2015, an increase of $846,000. This increase resulted from:

(Amounts in thousands)
Preferred equity investment income in 2016 (1)	$1,416
Decrease in interest income	(41)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in general and administrative)	(529)
$846

(1) Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our share is $345.

Interest and Debt Expense

Interest and debt expense was $37,119,000 for the three months ended March 31, 2016, compared to $41,888,000 for the three months ended March 31, 2015, a decrease of $4,769,000.  This decrease was primarily attributable to (i) $3,187,000 from the $1.0 billion refinancing of 1633 Broadway in December 2015, (ii) $880,000 from the expiration of interest rate swaps in December 2015, on $99,900,000 of debt at 31 West 52nd Street and (iii) $557,000 from the expiration of interest rate swaps in November 2015, on $93,000,000 of debt at 900 Third Avenue.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $6,860,000 for the three months ended March 31, 2016, compared to $11,978,000 for the three months ended March 31, 2015, a decrease of $5,118,000. The decrease in the unrealized gain is primarily due to the swaps aggregating $772,100,000, that were terminated in connection with the refinancing of 1633 Broadway in December 2015 and the maturity of interest rate swaps on 31 West 52nd Street and 900 Third Avenue mentioned above.

Income Tax Expense

Income tax expense was $363,000 for the three months ended March 31, 2016, compared to $574,000 for the three months ended March 31, 2015, a decrease of $211,000. The decrease is primarily due to lower taxable income at our taxable REIT subsidiaries.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

For the three months ended March 31, 2016, we had a $674,000 net loss attributable to noncontrolling interests in consolidated real estate funds, compared to income of $2,209,000 for the three months ended March 31, 2015, a decrease in income attributable to the noncontrolling interests of $2,883,000. This decrease resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016.  The net loss of $674,000 for the three months ended March 31, 2016 is attributable to noncontrolling interests in our Residential Development Fund, which continues to be consolidated into our financial statements and is accounted for at historical cost.  The net income for the three months ended March 31, 2015, was comprised of (i) income of $3,218,000 attributable to the noncontrolling interest in our consolidated real estate funds that were accounted for at fair value, which was partially offset by (ii) a $1,009,000 net loss attributable to noncontrolling interests in our Residential Development Fund.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income or loss attributable to noncontrolling interest in consolidated joint ventures was $1,252,000 of income for the three months ended March 31, 2016, compared to a loss of $1,541,000 for the three months ended March 31, 2015, an increase in income attributable to noncontrolling interest of $2,793,000. The net income for the three months ended March 31, 2016, is comprised of (i) $1,071,000 attributable to the noncontrolling interests in our consolidated preferred equity investment, PGRESS Equity Holdings L.P., which was acquired in December 2015 and (ii) $181,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza.   The net loss of $1,541,000 for the three months ended March 31, 2015 was comprised of (i) a net loss of $1,705,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza, which was partially offset by (ii) net income of $164,000 attributable to the noncontrolling interests in 31 West 52nd Street, which was acquired by us on October 1, 2015.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was 1,571,000 for the three months ended March 31, 2016, compared to $2,364,000 for the three months ended March 31, 2015, a decrease in loss of $793,000. This decrease resulted from lower losses subject to allocation to the unitholders of the Operating Partnership.

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

Liquidity

As of March 31, 2016, we had $980,974,000 of liquidity comprised of $178,721,000 of cash and cash equivalents, $42,253,000 of restricted cash and $760,000,000 of borrowing capacity under our revolving credit facility, net of $200,000,000, which has been reserved under a letter of credit.

As of March 31, 2016, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $2.982 billion.  We have no debt maturing in 2016 and as of March 31, 2016, $897,827,000 of debt was scheduled to mature in 2017.  On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building in Manhattan. The new 10 year loan is interest only at a fixed rate of 3.80%.  We realized net proceeds of approximately $65,000,000 after the repayment of the existing loan, swap breakage costs and closing costs.  The property was previously encumbered by a $413,490,000 loan that was scheduled to mature in December 2017.  As a result of this refinancing, our 2017 maturities have now been reduced to $484,337,000. We may refinance the remainder of our maturing debt when it comes due or refinance or prepay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On March 15, 2016, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the first quarter ending March 31, 2016, which was paid on April 15, 2016 to stockholders of record as of the close of business on March 31, 2016.  This dividend policy, if continued, would require us to pay out approximately $25,147,000 each quarter to common stockholders and unitholders.

Development and Redevelopment Expenditures

We are in the process of redeveloping the public plaza and below-grade retail space at 1633 Broadway.  The project, which is expected to be completed by the fourth quarter of 2016, is estimated to cost approximately $15,000,000, of which $11,711,000 has been expended as of March 31, 2016.

Off Balance Sheet Arrangements

As of March 31, 2016, our unconsolidated joint ventures had $269,715,000 of outstanding indebtedness, of which our share was $125,455,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others, to which we may be subject from time to time, including claims arising specifically from the formation transactions in connection with our initial public offering, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the formation transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2016, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $178,721,000 and $143,884,000, as of March 31, 2016 and December 31, 2015, respectively, an increase of $34,837,000.  Our December 31, 2015 cash and cash equivalents included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016.  Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents increased $42,824,000. The following table sets forth the changes in cash flow.

	For the Three
	Months Ended March 31,
(Amount in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$82,031	$(664)
Investing activities	(33,785)	(20,326)
Financing activities	(5,422)	(36,720)

Operating Activities

Three months ended March 31, 2016 – We generated $82,031,000 of cash from operating activities for the three months ended March 31, 2016, primarily due to (i) $49,065,000 of net income (before $56,552,000 of noncash adjustments), (ii) $31,311,000 from the net changes in operating assets and liabilities and (iii) $1,655,000 of distributions from unconsolidated joint ventures and real estate funds.  Noncash adjustments of $56,552,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to an increase in income taxes payable, partially offset by an increase in real estate taxes.

Three months ended March 31, 2015 – We used $664,000 of cash for operating activities for the three months ended March 31, 2015, primarily for (i) $37,209,000 due to the net changes in operating assets and liabilities, partially offset by (ii) $36,192,000 of net income (before $47,619,000 noncash adjustments) and (iii) $353,000 of distributions from unconsolidated joint ventures.  Noncash adjustments of $47,619,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The changes in operating assets and liabilities were primarily due to the prepayment of real estate taxes.

Investing Activities

Three months ended March 31, 2016 – We used $33,785,000 of cash for investing activities for the three months ended March 31, 2016, primarily due to additions to rental properties of $33,193,000, which was comprised of spending for tenant improvements, and other building improvements.

Three months ended March 31, 2015 – We used $20,326,000 of cash for investing activities for the three months ended March 31, 2015, primarily due to additions to rental properties of $21,636,000, partially offset by a decrease in restricted cash of $1,309,000.

Financing Activities

Three months ended March 31, 2016 – We used $5,422,000 of cash for financing activities for the three months ended March 31, 2016, primarily due to the payments of dividends to common stockholders and unitholders of $25,068,000 and $20,000,000 for the repayment of the amounts borrowed under our revolving credit facility, partially offset by $40,000,000 of borrowings under our revolving credit facility.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our pro rata share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use these metrics internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and Cash NOI, and accordingly, our presentation of NOI and Cash NOI may not be comparable to other real estate companies.

The following tables present reconciliations of net income to NOI and Cash NOI for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to
NOI and Cash NOI:
Net (loss) income	$(7,487)	$8,089	$(433)	$470	$(15,613)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	74,812	53,161	7,742	13,520	389
General and administrative	13,961	-	-	-	13,961
Interest and debt expense	37,119	16,942	5,133	13,793	1,251
Acquisition and transaction related costs	935	-	-	-	935
Income tax expense (benefit)	363	-	(716)	28	1,051
NOI from unconsolidated joint ventures	4,428	4,347	-	-	81
Loss from unconsolidated real estate funds	326	-	-	-	326
Income from unconsolidated joint ventures	(1,496)	(1,476)	-	-	(20)
Fee income	(3,417)	-	-	-	(3,417)
Interest and other income, net	(1,700)	(49)	(19)	(6)	(1,626)
Unrealized gain on interest rate swaps	(6,860)	(1,501)	-	(5,359)	-
NOI	110,984	79,513	11,707	22,446	(2,682)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	450	-	-	-	450
Consolidated joint ventures	(11,269)	-	-	(11,269)	-
Pro rata share of NOI	$100,165	$79,513	$11,707	$11,177	$(2,232)

NOI	$110,984	$79,513	$11,707	$22,446	$(2,682)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(19,970)	(16,688)	(622)	(2,719)	59
Amortization of above (below) market leases, net	3,619	8,169	(553)	(3,997)	-
Cash NOI	94,633	70,994	10,532	15,730	(2,623)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	450	-	-	-	450
Consolidated joint ventures	(7,844)	-	-	(7,844)	-
Pro rata share of Cash NOI	$87,239	$70,994	$10,532	$7,886	$(2,173)

	For the Three Months Ended March 31, 2015
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to
NOI and Cash NOI:
Net (loss) income	$(11,427)	$4,357	$(1,591)	$(3,143)	$(11,050)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	73,583	53,037	7,399	12,901	246
General and administrative	12,613	10	-	32	12,571
Interest and debt expense	41,888	20,892	5,116	13,124	2,756
Acquisition and transaction related costs	1,139	-	-	-	1,139
Income tax expense	574	-	458	2	114
NOI from unconsolidated joint ventures	3,781	3,736	-	-	45
Income from real estate investments	(5,221)	-	-	-	(5,221)
Income from unconsolidated joint ventures	(975)	(940)	-	-	(35)
Fee income	(1,535)	-	-	-	(1,535)
Interest and other income, net	(854)	(83)	(8)	(3)	(760)
Unrealized gain on interest rate swaps	(11,978)	(8,104)	-	(3,874)	-
NOI	101,588	72,905	11,374	19,039	(1,730)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(197)	-	-	-	(197)
Consolidated joint ventures	(13,422)	(3,816)	-	(9,606)	-
Pro rata share of NOI	$87,969	$69,089	$11,374	$9,433	$(1,927)
	`
NOI	$101,588	$72,905	$11,374	$19,039	$(1,730)
Less:
Straight-line rent adjustments (including pro rata
share of unconsolidated joint ventures)	(15,951)	(12,125)	(354)	(3,517)	45
Amortization of above (below) market leases, net	(849)	3,082	(551)	(3,380)	-
Cash NOI	84,788	63,862	10,469	12,142	(1,685)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(197)	-	-	-	(197)
Consolidated joint ventures	(9,250)	(3,162)	-	(6,088)	-
Pro rata share of Cash NOI	$75,341	$60,700	$10,469	$6,054	$(1,882)

Same Store NOI

Same Store NOI is used to measure the operating performance of our properties that were owned by us in a similar manner during both the current year and prior year reporting periods.  Same Store NOI includes our share of NOI from unconsolidated joint ventures.  We also present Same Store Cash NOI, which excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below market leases.

The following tables set forth reconciliations of NOI to Same Store NOI for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended March 31, 2016	$100,165	$79,513		$11,707	$11,177	$(2,232)
Acquisitions (1)	(3,773)	(3,773)		-	-	-
Lease termination income (including pro rata share
of unconsolidated joint ventures)	(11,000)	(10,968)	(2)	-	(32)	-
Other, net	6,785	6,785	(2)	-	-	-
Pro rata share of Same Store NOI for the
three months ended March 31, 2016	$92,177	$71,557		$11,707	$11,145	$(2,232)

	For the Three Months Ended March 31, 2015
	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended March 31, 2015	$87,969	$69,089		$11,374	$9,433	$(1,927)
Acquisitions	-	-		-	-	-
Lease termination income	(358)	(251)		-	(107)	-
Other, net	-	-		-	-	-
Pro rata share of Same Store NOI for the
three months ended March 31, 2015	$87,611	$68,838		$11,374	$9,326	$(1,927)

Increase (decrease) in Same Store NOI	$4,566	$2,719		$333	$1,819	$(305)

% Increase	5.2%	3.9%		2.9%	19.5%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.
(2)

Includes (i) $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway, which was partially offset by (ii) a $10,057 non-cash write-off primarily related to the above market lease assets and (iii) a $473 write-off of tenant’s receivable.

The following table sets forth the Same Store Cash NOI for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended March 31, 2016	$87,239	$70,994		$10,532	$7,886	$(2,173)
Acquisitions (1)	(3,397)	(3,397)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(11,000)	(10,968)	(2)	-	(32)	-
Other, net	473	473		-	-	-
Pro rata share of Same Store Cash NOI for
the three months ended March 31, 2016	$73,315	$57,102		$10,532	$7,854	$(2,173)

	For the Three Months Ended March 31, 2015
	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended March 31, 2015	$75,341	$60,700		$10,469	$6,054	$(1,882)
Acquisitions	-	-		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(358)	(251)		-	(107)	-
Other, net	-	-		-	-	-
Pro rata share of Same Store Cash NOI for
the three months ended March 31, 2015	$74,983	$60,449		$10,469	$5,947	$(1,882)

(Decrease) increase in Same Store Cash NOI	$(1,668)	$(3,347)		$63	$1,907	$(291)

% (Decrease) increase	(2.2%)	(5.5%)		0.6%	32.1%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.
(2)	Includes (i) $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway, which was partially offset by (ii) a $473 write-off of tenant’s receivable.

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

The following table presents a reconciliation of net loss to FFO and Core FFO.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2016	2015
Reconciliation of net loss to FFO and Core FFO:
Net loss	$(7,487)	$(11,427)
Real estate depreciation and amortization (including pro rata share of unconsolidated joint ventures)	76,351	75,059
FFO	68,864	63,632
Less FFO attributable to noncontrolling interests in:
Consolidated real estate funds	448	(2,420)
Consolidated joint ventures	(8,147)	(7,369)
Operating Partnership	(11,917)	(10,526)
FFO attributable to common stockholders	$49,248	$43,317
Per diluted share	$0.23	$0.20

FFO	$68,864	$63,632
Non-core (income) expense:
Acquisition and transaction related costs	935	1,139
Severance costs	2,874	3,315
Unrealized gain on interest rate swaps (including pro rata share of unconsolidated joint ventures)	(6,860)	(12,364)
Core FFO	65,813	55,722
Less Core FFO attributable to noncontrolling interests in:
Consolidated real estate funds	448	(2,420)
Consolidated joint ventures	(5,414)	(4,871)
Operating Partnership	(11,855)	(9,468)
Core FFO attributable to common stockholders	$48,992	$38,963
Per diluted share	$0.23	$0.18

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	212,403,593	212,106,718
Effect of dilutive securities	4,366	11,928
Denominator for FFO per diluted share	212,407,959	212,118,646

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2016.

Property	Rate	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate Debt
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$997,535
31 West 52nd Street(1)	6.04%	-	237,600	-	-	-	-	237,600	233,050
900 Third Avenue(1)	5.98%	-	162,000	-	-	-	-	162,000	158,587
Waterview	5.76%	-	210,000	-	-	-	-	210,000	216,730
1899 Pennsylvania Avenue	4.88%	-	-	-	-	88,762	-	88,762	94,237
Liberty Place	4.50%	-	-	84,000	-	-	-	84,000	86,499
One Market Plaza(1)	6.14%	-	-	-	857,893	-		857,893	828,266
Total Fixed Rate Debt	5.01%	$-	$609,600	$84,000	$857,893	$88,762	$1,000,000	$2,640,255	$2,614,904

Variable Rate Debt
1633 Broadway	2.19%	$-	$-	$-	$-	$-	$13,544	$13,544	$13,511
31 West 52nd Street	1.78%	-	175,890	-	-	-	-	175,890	172,802
900 Third Avenue	1.70%	-	112,337	-	-	-	-	112,337	110,014
Revolving Credit Facility	1.69%	-	-	40,000	-	-	-	40,000	40,004
Total Variable Rate Debt	1.76%	$-	$288,227	$40,000	$-	$-	$13,544	$341,771	$336,331

Total Consolidated Debt	4.64%	$-	$897,827	$124,000	$857,893	$88,762	$1,013,544	$2,982,026	$2,951,235

(1) All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $269,715,000 of outstanding indebtedness as of March 31, 2016, of which our share was $125,455,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of March 31, 2016.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2016
(Amounts in thousands)
One Market Plaza (1)	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$50,046
31 W 52nd Street (1)	237,600	Dec-2007	Dec-2017	4.79%	16,800
900 Third Avenue (1)	162,000	Nov-2007	Nov-2017	4.78%	10,989
1633 Broadway (2)	1,000,000	Dec 2015	Dec 2020 - Dec-2022	1.79%	36,799
1633 Broadway (2)	400,000	Dec-2020	Dec-2021	2.35%	2,309
Total interest rate swap liabilities					$116,943

(1) Represents interest rate swaps not designated as hedges. Changes in the fair value of these swaps are recognized in earnings.
(2) Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in accumulated other comprehensive income (outside of earnings).

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	March 31, 2016			December 31, 2015
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$341,771	1.76%	$3,418	$321,771	1.75%
Fixed rate (1)	2,202,730	4.79%	-	2,202,664	4.79%
	$2,544,501	4.38%	$3,418	$2,524,435	4.40%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.36%	$558	$55,750	2.34%
Fixed rate (1)	69,705	5.74%	-	69,794	5.74%
	$125,455	4.24%	$558	$125,544	4.23%

Noncontrolling interests' share of above			(779)
Total change in annual net income			$3,197
Per diluted share			$0.02

(1) Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2016, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Paramount Group, Inc.

Date: May 5, 2016	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, dated March 3, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.2†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Michael Walsh, dated March 7, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

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