Form 10-Q
period 2016-06-30
Paramount Group, Inc.
filed 2016-08-04
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

As of July 31, 2016, there were 219,490,007 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	June 30, 2016	December 31, 2015
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,668,268	5,610,046
	7,710,339	7,652,117
Accumulated depreciation and amortization	(323,224)	(243,089)
Rental property, net	7,387,115	7,409,028
Cash and cash equivalents	224,489	143,884
Restricted cash	29,043	41,823
Real estate fund investments	-	416,438
Investments in unconsolidated real estate funds	25,798	-
Investments in unconsolidated joint ventures	5,800	7,102
Preferred equity investments	54,595	53,941
Marketable securities	21,477	21,521
Deferred rent receivable	122,334	77,792
Accounts and other receivables, net of allowance of $366 and $365	10,895	10,844
Deferred charges, net of accumulated amortization of $17,462 and $14,204	79,617	74,991
Intangible assets, net of accumulated amortization of $156,683 and $143,987	435,450	511,207
Other assets	11,596	6,658
Total assets (1)	$8,408,209	$8,775,229

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $23,382 and $18,914	$3,012,290	$2,922,610
Revolving credit facility	20,000	20,000
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	-	45,662
Accounts payable and accrued expenses	147,048	102,730
Dividends and distributions payable	25,151	25,067
Deferred income taxes	246	2,533
Interest rate swap liabilities	102,577	93,936
Intangible liabilities, net of accumulated amortization of $62,363 and $41,931	154,658	179,741
Other liabilities	45,997	45,101
Total liabilities (1)	3,535,266	3,464,679
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 219,490,007 and 212,112,137 shares in 2016 and 2015, respectively	2,195	2,122
Additional paid-in-capital	3,927,872	3,802,858
Earnings less than distributions	(80,496)	(36,120)
Accumulated other comprehensive loss	(41,498)	(7,843)
Paramount Group, Inc. equity	3,808,073	3,761,017
Noncontrolling interests in:
Consolidated real estate funds	62,857	414,637
Consolidated joint ventures	240,483	236,849
Operating Partnership (45,035,400 and 51,660,088 units outstanding)	761,530	898,047
Total equity	4,872,943	5,310,550
Total liabilities and equity	$8,408,209	$8,775,229

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 83.0%.  As of June 30, 2016, the assets and liabilities of the Operating Partnership include $1,503,938 and $987,546 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
REVENUES:
Rental income	$155,181	$145,917	$296,433	$289,160
Tenant reimbursement income	10,334	12,063	21,123	25,551
Fee and other income	6,788	4,948	27,665	9,443
Total revenues	172,303	162,928	345,221	324,154
EXPENSES:
Operating	59,994	57,781	122,939	119,665
Depreciation and amortization	67,287	79,421	142,099	153,004
General and administrative	12,139	9,133	26,100	21,746
Acquisition and transaction related costs	508	8,208	1,443	9,347
Total expenses	139,928	154,543	292,581	303,762
Operating income	32,375	8,385	52,640	20,392
Income from real estate fund investments	-	14,072	-	19,293
Loss from unconsolidated real estate funds	(960)	-	(1,286)	-
Income from unconsolidated joint ventures	2,003	2,011	3,499	2,986
Interest and other income, net	1,030	512	2,730	1,366
Interest and debt expense	(38,009)	(42,236)	(75,128)	(84,124)
Unrealized gain on interest rate swaps	10,073	21,747	16,933	33,725
Net income (loss) before income taxes	6,512	4,491	(612)	(6,362)
Income tax benefit (expense)	1,398	(1,343)	1,035	(1,917)
Net income (loss)	7,910	3,148	423	(8,279)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	78	(6,532)	752	(8,741)
Consolidated joint ventures	(4,107)	(2,472)	(5,359)	(931)
Operating Partnership	(693)	1,147	878	3,511
Net income (loss) attributable to common stockholders	$3,188	$(4,709)	$(3,306)	$(14,440)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.07)
Weighted average shares outstanding	217,121,592	212,106,718	214,762,593	212,106,718

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.01	$(0.02)	$(0.02)	$(0.07)
Weighted average shares outstanding	217,137,557	212,106,718	214,762,593	212,106,718

DIVIDENDS PER COMMON SHARE	$0.095	$0.095	$0.190	$0.229	(1)

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ending on December 31, 2014.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income (loss)	$7,910	$3,148	$423	$(8,279)
Other comprehensive income (loss):
Change in value of interest rate swaps	(11,747)	-	(41,614)	-
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(44)	(613)	63	(613)
Comprehensive (loss) income	(3,881)	2,535	(41,128)	(8,892)
Less comprehensive (income) loss attributable
to noncontrolling interests in:
Consolidated real estate funds	78	(6,532)	752	(8,741)
Consolidated joint ventures	(4,107)	(2,472)	(5,359)	(931)
Operating Partnership	1,415	1,267	8,774	3,631
Comprehensive loss attributable to common stockholders	$(6,495)	$(5,202)	$(36,961)	$(14,933)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid in Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity

Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$338,070	$347,818	$958,203	$5,554,953
Net (loss) income	-	-	-	(14,440)	-	8,741	931	(3,511)	(8,279)
Common shares and units issued under Omnibus share plan	5	-	(2,131)	-	-	-	-	2,131	-
Dividends and distributions ($0.229 per share and unit)	-	-	-	(48,573)	-	-	-	(11,819)	(60,392)
Contributions from noncontrolling interests	-	-	-	-	-	11,501	2,530	-	14,031
Distributions to noncontrolling interests	-	-	-	-	-	(4,957)	(716)	-	(5,673)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(493)	-	-	(120)	(613)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	885	-	-	-	-	3,780	4,665
Other	-	-	(411)	(138)	-	(322)	-	-	(871)
Balance as of June 30, 2015	212,112	$2,122	$3,893,756	$(5,843)	$(493)	$353,033	$350,563	$904,683	$5,497,821

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$414,637	$236,849	$898,047	$5,310,550
Deconsolidation of real estate fund investments	-	-	-	-	-	(351,035)	-	-	(351,035)
Balance as of January 1, 2016	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$63,602	$236,849	$898,047	$4,959,515
Net (loss) income	-	-	-	(3,306)	-	(752)	5,359	(878)	423
Common shares issued upon redemption of common units	7,277	73	124,006	-	-	-	-	(124,079)	-
Common shares and units issued under Omnibus share plan	101	-	-	-	-	-	-	-	-
Dividends and distributions ($0.190 per share and unit)	-	-	-	(41,090)	-	-	-	(9,208)	(50,298)
Distributions to noncontrolling interests	-	-	-	-	-	-	(1,740)	-	(1,740)
Change in value of interest rate swaps	-	-	-	-	(33,705)	-	-	(7,909)	(41,614)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	50	-	-	13	63
Amortization of equity awards	-	-	1,175	-	-	-	-	5,544	6,719
Other	-	-	(167)	20	-	7	15	-	(125)
Balance as of June 30, 2016	219,490	$2,195	$3,927,872	$(80,496)	$(41,498)	$62,857	$240,483	$761,530	$4,872,943

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$423	$(8,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,099	153,004
Amortization of deferred financing costs	2,663	1,170
Straight-lining of rental income	(44,542)	(32,042)
Amortization of above and below-market leases, net	(3,481)	(1,762)
Unrealized gain on interest rate swaps	(16,933)	(33,725)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	5,872
Realized and unrealized losses (gains) on marketable securities	312	(924)
Realized and unrealized gains, net, on real estate fund investments	-	(12,136)
Income from unconsolidated joint ventures	(3,499)	(2,986)
Loss from unconsolidated real estate funds	1,286	-
Distributions of income from unconsolidated real estate funds	84	-
Distributions of income from unconsolidated joint ventures	4,838	1,993
Amortization of stock-based compensation expense	6,183	4,405
Other non-cash adjustments	957	3,686
Changes in operating assets and liabilities:
Real estate fund investments	-	(22)
Accounts and other receivables	(165)	(261)
Deferred charges	(7,165)	(12,523)
Other assets	(4,942)	2,721
Accounts payable and accrued expenses	54,937	(7,635)
Deferred income taxes	(2,287)	(202)
Other liabilities	1,066	1,972
Net cash provided by operating activities	131,834	62,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(73,840)	(41,914)
Changes in restricted cash	12,512	9,550
Distributions of capital from unconsolidated real estate funds	116	-
Distributions of capital from unconsolidated joint ventures	26	-
Net cash used in investing activities	(61,186)	(32,364)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable	$506,627	$-
Repayments of notes and mortgages payable	(414,202)	(678)
Proceeds from revolving credit facility	60,000	-
Repayments of revolving credit facility	(60,000)	-
Dividends paid to common stockholders	(40,390)	(28,422)
Settlement of swap liabilities	(16,040)	-
Distributions paid to unitholders	(9,824)	(6,903)
Debt issuance costs	(6,487)	-
Distributions to noncontrolling interests	(1,740)	(5,673)
Contributions from noncontrolling interests	-	11,203
Net cash provided by (used in) financing activities	17,944	(30,473)

Net increase (decrease) in cash and cash equivalents	88,592	(511)
Cash and cash equivalents at beginning of period	143,884	438,599
Decrease in cash due to deconsolidation of real estate fund investments	(7,987)	-
Cash and cash equivalents at end of period	$224,489	$438,088

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$68,957	$78,860
Cash payments for income taxes, net of refunds	$1,319	$1,213

NON-CASH TRANSACTIONS:
(Decrease) increase due to deconsolidation of real estate fund investments:
Real estate fund investments	$(416,438)	$-
Loans payable to noncontrolling interests	(45,662)	-
Investments in unconsolidated real estate funds	27,292	-
Noncontrolling interests in consolidated real estate funds	(351,035)	-
Dividends and distributions declared but not yet paid	25,151	25,066
Contributions from noncontrolling interests called but not yet received	-	2,828
Change in fair value of interest rate swaps	41,614	-
Common shares issued upon redemption of common units	124,079	-
Additions to real estate included in accounts payable and accrued expenses	10,678	14,257
Purchases of marketable securities using restricted cash	268	(441)
Write-off of fully amortized and/or depreciated assets	5,379	-

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.

We conduct our business through, and substantially all of our interests in properties and investments are held by the Operating Partnership.  We are the sole general partner of, and owned approximately 83.0% of, the Operating Partnership as of June 30, 2016. As of June 30, 2016, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet.

2.    Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued an Accounting Standards Update (“ASU”) (“ASU 2014-09”) to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

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

In September 2015, the FASB issued an update (“ASU 2015-16”) Simplifying the Accounting for Measurement-Period Adjustments to ASC Topic 805, Business Combinations. ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2016, the FASB issued an update (“ASU 2016-09”) Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

3.	Real Estate Fund Investments

On January 1, 2016, we adopted ASU 2015-02 Amendments to the Consolidation Analysis using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements. See Note 2, Basis of Presentation and Significant Accounting Policies – Recently Issued Accounting Literature.

Unconsolidated Real Estate Funds

The following tables summarize our investments in unconsolidated real estate funds as of June 30, 2016 and income or loss recognized from these investments for the three and six months ended June 30, 2016.

(Amounts in thousands)	As of June 30, 2016
Our Share of Investments:
Property funds (1)	$22,874
Alternative investment fund (2)	2,924
Investments in unconsolidated real estate funds	$25,798

(1)

Represents our investments in Paramount Group Real Estate Fund II, L.P. (“Fund II”), Paramount Group Real Estate Fund III, L.P. (“Fund III”), and Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”).

(2)	Represents our investment in Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”).

	For the	For the
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2016
Our Share of Net Loss:
Net investment loss	$(69)	$(607)
Net unrealized losses	(2,807)	(2,578)
Carried interest	1,916	1,899
Loss from unconsolidated real estate funds (1)	$(960)	$(1,286)

(1)

Excludes asset management, property management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income for the three and six months ended June 30, 2016.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2016, we own a 10.0% interest in Fund II and a 7.5% interest in Fund VII, which are accounted for under the equity method.  The following tables summarize Fund II and Fund VII’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of June 30, 2016
Balance Sheets	Fund II	Fund VII
Real estate investments	$35,016	$165,177
Cash and cash equivalents	513	410
Other assets	127	-
Total assets	$35,656	$165,587

Other liabilities	$743	$1,027
Total liabilities	743	1,027
Equity	34,913	164,560
Total liabilities and equity	$35,656	$165,587

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
(Amounts in thousands)	Fund II	Fund VII	Fund II	Fund VII
Investment income	$1	$-	$2	$-
Investment expenses	696	481	1,383	1,011
Net investment loss	(695)	(481)	(1,381)	(1,011)
Net unrealized (losses) gains	(33,304)	11,638	(31,878)	12,744
(Loss) income from real estate fund investments	$(33,999)	$11,157	$(33,259)	$11,733

Consolidated Real Estate Funds

Below is a summary of the fair value of our Property Funds and the Alternative Investment Fund that were consolidated on our balance sheet as of December 31, 2015 and income from fund investments for the three and six months ended June 30, 2015.

(Amounts in thousands)	As of December 31, 2015
Real estate fund investments (1)	$416,438
Cash and other assets, net	7,050
Total real estate fund investments	423,488
Less: noncontrolling interests in consolidated real estate funds	(396,196)
Paramount Group, Inc.'s equity in real estate fund investments	$27,292

(1)	Represents the fair value of investments owned by Fund II, Fund III, Fund VII, Fund VII-H and Fund VIII.

	For the	For the
	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2015
Net investment income	$2,808	$7,157
Net unrealized gains	11,264	12,136
Income from real estate fund investments	14,072	19,293
Less: noncontrolling interests in consolidated real estate funds (1)	(7,302)	(10,520)
Income from real estate fund investments attributable to Paramount Group, Inc.	$6,770	$8,773

(1)

Includes $1,279 and $2,613 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the three and six months ended June 30, 2015, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.     Preferred Equity Investments

As of June 30, 2016, we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments.  The following table is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount			As of
Preferred Equity Investment	Ownership	Dividend Rate	Initial Maturity	June 30, 2016	December 31, 2015
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,519	$35,305
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,076	18,636
Total preferred equity investments				$54,595	$53,941

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

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office retail property in Manhattan. The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment. The preferred equity investment has two one-year extension options.

5.     Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of June 30, 2016 and December 31, 2015 and income from these investments for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	% Ownership as of	As of
Investments:	June 30, 2016	June 30, 2016	December 31, 2015
712 Fifth Avenue	50.0%	$2,241	$3,577
Oder-Center, Germany (1)	9.5%	3,559	3,525
		$5,800	$7,102

(Amounts in thousands)	% Ownership as of	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Our Share of Net Income:	June 30, 2016	2016	2015	2016	2015
712 Fifth Avenue	50.0%	$1,985	$1,984	$3,461	$2,925
Oder-Center, Germany (1)	9.5%	18	27	38	61
		$2,003	$2,011	$3,499	$2,986

(1)	We account for our interest in Oder-Center, Germany on a one quarter lag basis.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

As of June 30, 2016, we own a 50.0% interest in a joint venture that owns 712 Fifth Avenue, which is accounted under the equity method.  The following tables summarize 712 Fifth Avenue’s financial information as of the dates of and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets	June 30, 2016	December 31, 2015
Rental property, net	$210,343	$214,139
Other assets	39,460	41,337
Total assets	$249,803	$255,476

Notes and mortgages payable, net	$245,786	$245,582
Other liabilities	11,796	15,000
Total liabilities	257,582	260,582
Equity (1)	(7,779)	(5,106)
Total liabilities and equity	$249,803	$255,476

(1)

The carrying amount of our investment in 712 Fifth Avenue is greater than our share of 712 Fifth Avenue's equity by approximately $6,130.  This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements	2016	2015	2016	2015
Rental income	$12,716	$12,392	$25,394	$24,446
Tenant reimbursement income	893	1,375	2,009	2,736
Fee and other income	677	344	1,195	623
Total revenues	14,286	14,111	28,598	27,805
Operating	5,375	5,831	10,992	12,057
Depreciation and amortization	3,043	2,954	6,051	5,884
Total expenses	8,418	8,785	17,043	17,941
Operating income	5,868	5,326	11,555	9,864
Interest and other income, net	19	4	33	5
Interest and debt expense	(2,752)	(2,611)	(5,500)	(6,039)
Unrealized gain on interest rate swaps	834	1,248	834	2,020
Net income	$3,969	$3,967	$6,922	$5,850

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.Intangible Assets and Liabilities

The following summarizes our intangible assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of June 30, 2016 and December 31, 2015.

	As of
(Amounts in thousands)	June 30, 2016	December 31, 2015
Intangible assets:
Gross amount	$592,133	$655,194
Accumulated amortization	(156,683)	(143,987)
	$435,450	$511,207
Intangible liabilities:
Gross amount	$217,021	$221,672
Accumulated amortization	(62,363)	(41,931)
	$154,658	$179,741

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $7,100,000 and $872,000 for the three months ended June 30, 2016 and 2015, respectively, and $3,481,000 and $1,762,000 for the six months ended June 30, 2016 and 2015, respectively.  The three and six months ended June 30, 2016 includes $3,915,000 and $7,830,000 of income, respectively, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.  The six months ended June 30, 2016 also includes a $9,834,000 of write-off of a tenant’s above-market lease asset in connection with a lease termination.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$7,892
2018	9,800
2019	9,118
2020	7,744
2021	3,548

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $23,463,000 and $37,638,000 for the three months ended June 30, 2016 and 2015, respectively and $54,155,000 and $70,630,000 for the six months ended June 30, 2016 and 2015, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$55,004
2018	48,657
2019	44,045
2020	38,531
2021	26,355

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building located between Fifth Avenue and Avenue of the Americas in Midtown Manhattan. The new 10-year loan is interest only at a fixed rate of 3.80%. We realized net proceeds of $64,538,000 after the repayment of the existing $413,490,000 loan and $21,972,000 of costs, primarily for swap breakage. The existing loan was scheduled to mature in December 2017 and had a weighted average interest rate of 4.23%.

The following is a summary of our outstanding debt.

	Maturity	Fixed/Variable	Interest Rate at	As of
(Amounts in thousands)	Date	Rate	June 30, 2016	June 30, 2016	December 31, 2015
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000	$1,000,000
	Dec-2022	Variable (2)	2.21%	13,544	13,544
			3.52%	1,013,544	1,013,544
900 Third Avenue
	Nov-2017	Fixed (1)	5.98%	162,000	162,000
	Nov-2017	Variable (3)	1.72%	112,337	112,337
			4.24%	274,337	274,337
31 West 52nd Street
	May-2026	Fixed	3.80%	500,000	237,600
	n/a	Variable	n/a	-	175,890
			3.80%	500,000	413,490
One Market Plaza (49.0% interest)
	Dec-2019	Fixed (1)	6.14%	858,760	857,037
	Dec-2019	Variable (4)	4.65%	6,627	-
			6.13%	865,387	857,037

Waterview	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	88,404	89,116
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total notes and mortgages payable			4.60%	$3,035,672	$2,941,524
Less: deferred financing costs				(23,382)	(18,914)
Total notes and mortgages payable, net				$3,012,290	$2,922,610

$1.0 Billion Revolving Credit Facility
($200,000 reserved for
outstanding letters of credit)	Nov-2018	Variable	1.71%	$20,000	$20,000

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 8, Derivative Instruments and Hedging Activities.
(2)	As of June 30, 2016, $13,544 was outstanding under a $250,000 line of credit that bears interest at LIBOR plus 175 basis points.
(3)	As of June 30, 2016, $7,710 was outstanding under a $10,000 line of credit that bears interest at LIBOR plus 150 basis points and an additional liquidity premium of 66 basis points.
(4)	As of June 30, 2016, $6,627 was outstanding under a $20,136 line of credit that bears interest at LIBOR plus 300 basis points and an additional liquidity premium of 120 basis points.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.     Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification as either fair value hedges or cash flow hedges.

Interest Rate Swaps – Non-designated Hedges

As of June 30, 2016, we had 11 interest rate swaps with an aggregate notional amount of $1.0 billion that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings.  We recognized unrealized gains from the changes in the fair value of these interest rate swaps of $10,073,000 and $21,747,000 for the three months ended June 30, 2016 and 2015, respectively and $16,933,000 and $33,725,000 for the six months ended June 30, 2016 and 2015, respectively. The table below provides additional details on our interest rate swaps that are not designated as hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2016	December 31, 2015
(Amounts in thousands)
One Market Plaza	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$42,061	$55,404
900 Third Avenue	162,000	Nov-2007	Nov-2017	4.78%	9,661	11,630
31 West 52nd Street (1)	-	n/a	n/a	n/a	-	17,661
Total interest rate swap liabilities related to non-designated hedges					$51,722	$84,695

(1)	Terminated in connection with the refinancing of 31 West 52nd Street. See Note 7, Debt.

Interest Rate Swaps – Designated as Cash Flow Hedges

As of June 30, 2016, we had three interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges.  We also have entered into a forward starting interest rate swap with an aggregate notional amount of $400,000,000 to extend the maturity of one of the three swaps for an additional year.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive loss (outside of earnings).  For the three and six months ended June 30, 2016, we recognized other comprehensive losses of $11,747,000 and $41,614,000, respectively, from the changes in the fair value of these interest rate swaps. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2016	December 31, 2015
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec 2015	Dec-2020 - Dec-2022	1.79%	$47,246	$9,204
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	3,609	37
Total interest rate swap liabilities related to cash flow hedges					$50,855	$9,241

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.     Accumulated Other Comprehensive Income (“AOCI”)

The following table sets forth details of the Other Comprehensive Income (“OCI”) and the changes in AOCI by component for the three and six months ended June 30, 2016 and 2015.

(Amounts in thousands)	Total	Pro rata share of OCI of unconsolidated joint ventures	Change in value of interest rate swaps
For the Three Months Ended June 30, 2016
Balance as of March 31, 2016	$(31,815)	$(326)	$(31,489)
OCI before reclassifications (1)	(9,683)	(36)	(9,647)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(9,683)	(36)	(9,647)
Balance as of June 30, 2016	$(41,498)	$(362)	$(41,136)

For the Three Months Ended June 30, 2015
Balance as of March 31, 2015	$-	$-	$-
OCI before reclassifications (1)	(493)	(493)	-
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(493)	(493)	-
Balance as of June 30, 2015	$(493)	$(493)	$-

For the Six Months Ended June 30, 2016
Balance as of December 31, 2015	$(7,843)	$(412)	$(7,431)
OCI before reclassifications (1)	(33,655)	50	(33,705)
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(33,655)	50	(33,705)
Balance as of June 30, 2016	$(41,498)	$(362)	$(41,136)

For the Six Months Ended June 30, 2015
Balance as of December 31, 2014	$-	$-	$-
OCI before reclassifications (1)	(493)	(493)	-
Amounts reclassified from AOCI	-	-	-
Net current period OCI	(493)	(493)	-
Balance as of June 30, 2015	$(493)	$(493)	$-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.     Noncontrolling Interests

Consolidated Real Estate Funds

At December 31, 2015, noncontrolling interest in consolidated real estate funds aggregated $414,637,000 and consisted of equity interest in the real estate funds that were not wholly owned by us, but were required to be consolidated into our financial statements because we were the sole general partner of such funds.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements. See Note 3, Real Estate Fund Investments. As of June 30, 2016, the noncontrolling interest in consolidated real estate funds aggregated $62,857,000 and represents the noncontrolling interest of the Residential Fund, which continues to be consolidated into our consolidated financial statements.

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consists of equity interests held by third parties in properties and investments that are consolidated into our financial statements because we exercise control over the entities that own such properties and investments. As of June 30, 2016 and December 31, 2015, noncontrolling interests in consolidated joint ventures on our consolidated balance sheets was comprised of the equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings, L.P. and aggregated to $240,483,000 and $236,849,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of June 30, 2016 and December 31, 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $761,530,000 and $898,047,000, respectively and a redemption value of $717,864,000 and $935,048,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Variable Interest Entities (“VIEs”)

In the normal course of business, we are the general partner of various types of investment vehicles, which may be considered VIEs. We may, from time to time, own equity or debt securities through vehicles, each of which are considered variable interests. Our involvement in financing the operations of the VIEs is generally limited to our investments in the entity. We consolidate these entities when we are determined to be the primary beneficiary.

Consolidated VIEs

We are the sole general partner of, and own approximately 83.0% of, the Operating Partnership as of June 30, 2016. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership.  As of June 30, 2016, the Operating Partnership held variable interests in the entities owning certain real estate fund investments, preferred equity and a property that were determined to be VIEs.  As of December 31, 2015, the Operating Partnership held variable interests in the entities owning certain funds that were determined to be VIEs.  The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2016	December 31, 2015
Rental property, net	$1,339,369	$63,511
Investments, at fair value	-	8,025
Cash and restricted cash	16,303	497
Preferred equity investments	54,595	-
Deferred rent receivable	24,768	-
Accounts and other receivables	576	-
Deferred charges, net	5,853	-
Intangible assets, net	61,163	-
Other assets	1,311	-
Total VIE assets	$1,503,938	$72,033

Notes and mortgages payable, net	$865,387	$-
Loans payable to noncontrolling interests	-	45,662
Accounts payable and other accrued expenses	19,691	-
Intangible liabilities, net	56,630	-
Interest rate swap liabilities	42,061	-
Other liabilities	3,777	195
Total VIE liabilities	$987,546	$45,857

Unconsolidated VIEs

The adoption of ASU 2015-02 using the modified retrospective method resulted in the deconsolidation of all of our real estate funds that were accounted for at fair value, except for the Residential Fund.  The table below summarizes our investments in these unconsolidated real estate funds that are VIEs.

	As of June 30, 2016
		Asset Management Fee	Maximum Risk
(Amounts in thousands)	Investments	and other Receivable	Risk of Loss
Unconsolidated real estate funds	$25,798	$1,740	$27,538

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets), real estate fund investments and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at June 30, 2016 and December 31, 2015, based on their levels in the fair value hierarchy.

	As of June 30, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$21,477	$21,477	$-	$-
Total assets	$21,477	$21,477	$-	$-

Interest rate swap liabilities	$102,577	$-	$102,577	$-
Total liabilities	$102,577	$-	$102,577	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$248,824	$-	$-	$248,824
Investments in Alternative Investment Funds	167,614	-	-	167,614
Total real estate fund investments	416,438	-	-	416,438
Marketable securities	21,521	21,521	-	-
Total assets	$437,959	$21,521	$-	$416,438

Interest rate swap liabilities	$93,936	$-	$93,936	$-
Total liabilities	$93,936	$-	$93,936	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property Funds

At December 31, 2015, the Property Funds had four investments.  These investments were classified as Level 3. We used a discounted cash flow valuation technique to estimate the fair value of each of these investments, which was updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique required us to estimate cash flows for each investment over the anticipated holding period, which ranged from 1.0 to 10.0 years.  Cash flows were derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue was based on leases currently in place and our estimates for future leasing activity, which were based on market rents for similar space. Similarly, estimated real estate taxes and operating expenses were based on amounts incurred in the period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period were determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property was calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment was calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment included capitalization rates and discount rates. These rates were based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments at December 31, 2015.

	As of December 31, 2015
Unobservable Quantitative Input	Range	Weighted average (based on fair value of investments)
Discount rates	7.00% - 7.50%	7.18%
Terminal capitalization rates	5.00% - 6.00%	5.47%

The above inputs were subject to change based on changes in economic and market conditions and/or changes in use or timing of exit. Changes in discount rates and terminal capitalization rates result in increases, or decreases, in the fair values of these investments. The discount rates encompass, among other things, uncertainties in the valuation models with respect to terminal capitalization rates and the amount and timing of cash flows. Therefore, a change in the fair value of these investments resulting from a change in the terminal capitalization rate may be partially offset by a change in the discount rate. Significant increases (decreases) in any of these inputs in isolation would have resulted in a significantly lower (higher) fair value, respectively.

Alternative Investment Fund

At December 31, 2015, the investments in the Alternative Investment Fund were comprised of mezzanine loans and senior mortgage loans. These investments were classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required and discounting it back to its present value at the appropriate risk adjusted interest rate. The balances were updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments included preferred returns and credit spreads. Significant increases (decreases) in any of these inputs in isolation would have resulted in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investments in the Alternative Investment Funds at December 31, 2015.

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

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of cash equivalents and are classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include notes and mortgages payable and revolving credit facility.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash flows we would be required to make under the instrument. These instruments would be classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$128,209	$128,209	$118,561	$118,561
Total assets	$128,209	$128,209	$118,561	$118,561

	As of June 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,035,672	$3,026,637	$2,941,524	$2,907,242
Revolving credit facility	20,000	20,017	20,000	20,723
Total liabilities	$3,055,672	$3,046,654	$2,961,524	$2,927,965

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016		2015
Fee income
Property management	$1,539	$1,386	$3,060		$2,715
Asset management (1)	1,783	-	3,497		-
Acquisition and leasing	629	253	629		269
Other	224	141	406		331
Total fee income	4,175	1,780	7,592		3,315
Lease termination income	93	247	11,048	(2)	638
Other income (3)	2,520	2,921	9,025		5,490
Total fee and other income	$6,788	$4,948	$27,665		$9,443

(1)

As a result of deconsolidating our real estate funds that were accounted for at fair value, on January 1, 2016, asset management fees are now included in fee income as opposed to a reduction of income attributable to noncontrolling interests in consolidated real estate funds in the prior periods. See Note 3, Real Estate Fund Investments.

(2)	Includes $10,861 of cash income from the termination of a lease with a tenant at 1633 Broadway.
(3)	Primarily comprised of income from tenant requested work including overtime heating and cooling.

14.Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Preferred equity investment income (1)	$1,423	$-	$2,839	$-
Interest income	350	150	430	271
Mark-to-market of investments in our deferred compensation plans (2)	(743)	362	(539)	1,095
Total interest and other income, net	$1,030	$512	$2,730	$1,366

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $347 and $692 for the three and six months ended June 30, 2016, respectively. See Note 4, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in general and administrative expenses.

15.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest expense	$36,604	$41,650	$72,465	$82,954
Amortization of deferred financing costs	1,405	586	2,663	1,170
Total interest and debt expense	$38,009	$42,236	$75,128	$84,124

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.  Incentive Compensation

       Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  As of June 30, 2016, we have 12,226,118 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.  Stock-based compensation expense was $2,556,000 and $1,370,000 for the three months ended June 30, 2016 and 2015, respectively, and $6,183,000 and $4,405,000 for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense for the six months ended June 30, 2016 and 2015 includes $1,855,000 and $1,861,000 of expense, respectively, related to the acceleration of vesting of the stock awards in connection with certain separation agreements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.    Earnings Per Share

The following table provides a summary of net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$3,188	$(4,709)	$(3,306)	$(14,440)
Earnings allocated to unvested participating securities	(10)	-	(19)	-
Numerator for income (loss) per common share - basic and diluted	$3,178	$(4,709)	$(3,325)	$(14,440)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	217,122	212,107	214,763	212,107
Effect of dilutive employee stock options and restricted share awards (1)	16	-	-	-
Denominator for diluted income (loss) per common share - weighted average shares	217,138	212,107	214,763	212,107

Income (loss) per common share - basic and diluted	$0.01	$(0.02)	$(0.02)	$(0.07)

(1)

The effect of dilutive securities for the three months ended June 30, 2016 and 2015 excludes 49,182 and 53,247 weighted average share equivalents, respectively, and 51,252 and 53,095 weighted average share equivalents for the six months ended June 30, 2016 and 2015 respectively, as their effect was anti-dilutive.

18.	Related Party

Due to Affiliates

As of June 30, 2016 and December 31, 2015, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.  For each of the three months ended June 30, 2016 and 2015, we recognized $35,000 of interest expense and for each of the six months ended June 30, 2016 and 2015, we recognized $69,000 of interest expense in connection with these notes.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $191,000 and $97,000 for the three months ended June 30, 2016 and 2015 and $399,000 and $248,000 for the for the six months ended June 30, 2016 and 2015, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2016, these properties owed us $135,000, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

We earn property management fees and asset management fees from unconsolidated properties and real estate funds that we manage pursuant to contractual agreements. For the three and six months ended June 30, 2016, we recognized $2,359,000 and $4,599,000, respectively, of property management fees and asset management fees, in connection with these agreements. As of June 30, 2016, the unconsolidated properties and real estate funds owed us $1,740,000, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. During the three and six months ended June 30, 2016, we incurred $454,000 and $557,000 of expense, respectively, in connection with these agreements, which is included as a component of “acquisition and transaction related costs” on our consolidated statements of income.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust portfolio companies that leases 6,790 square feet at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture.  During the three and six months ended June 30, 2016, we recognized $102,000 and $204,000, respectively, for our pro rata share of rental income from this lease, which is included as a component of income from unconsolidated joint ventures on our consolidated statements of income.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2016, we believe we are in compliance with all of our covenants.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

60 Wall Street - Option Agreement

We own an interest in 60 Wall Street, a 47-story, 1,625,483 rentable square foot office building, located in the heart of New York’s financial district through Fund II and Fund III, which collectively own an aggregate of 62.3% of a joint venture that owns the property, and the remainder is owned by the funds’ joint venture partner. In connection with the formation transactions, we entered into an option agreement with each of Fund II and Fund III pursuant to which we have the right to acquire their interests in the joint venture that owns 60 Wall Street. We have the right to acquire these interests at any time before November 2016 (two years after the completion of the initial public offering) at a purchase price based on the fair market value of the property, subject to a minimum floor price, and the net value of the other assets and liabilities of the joint venture on the date on which the option is exercised. In order to determine the fair market value of the property, we will obtain three independent appraisals from nationally recognized valuation firms and the fair market value will be deemed to be the average of the two highest appraisals; provided that the fair market value will be subject to a minimum floor price equal to 95% of the appraised value of the property as of December 31, 2013. We have the right to acquire these interests for either cash or shares of our common stock, based on the then current market value. Our acquisition of these interests upon exercise of the option will be subject to Fund II and Fund III obtaining all applicable consents or waivers, including the consent or waiver of any lenders or tenants to the extent required. In addition, the purchase price will be increased to the extent we enter into any new lease or lease amendment at the property within 90 days after the closing that would have resulted in the fair market value of the property increasing by more than one percent if such lease or lease amendment had been in place as of the date of the appraisals used to determine the fair market value of the property. If we were to exercise the option, we have agreed to provide our joint venture partner with the right to “tag-along” and transfer their interests in the joint venture that owns 60 Wall Street at a purchase price based on the same valuation procedures pursuant to which we would acquire each of Fund II’s and Fund III’s interests. If we were to exercise the option and our joint venture partner did not exercise its right to “tag-along”, we would continue to act as the general partner of the joint venture that is in charge of the property’s day-to-day operations. In the event we desire to transfer, sell or assign any portion of our interest in the joint venture to a third party, our joint venture partner will have the right to elect to purchase our interests subject to certain conditions. The partnership agreement contains a “buy-sell” provision, under which at any time, we or the joint venture partner may deliver a notice designating the amount that we or the joint venture partner determines the market value of the property to be. The party receiving a buy-sell notice will have the right to either purchase the entire partnership interest of the partner delivering the buy-sell notice, or to sell its entire partnership interest to the partner delivering the buy-sell notice, in each case for cash at a price equal to the amount the selling partner would have received if the property had been sold for the amount listed in the notice (with financing breakage costs and transfer taxes to be apportioned between the partners in accordance with their percentage interests in the joint venture).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Segments Disclosure

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The following tables provide NOI for each reportable segment for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$168,128	$114,351	$21,478	$31,702	$597
Property-related operating expenses	(59,994)	(42,543)	(8,094)	(7,259)	(2,098)
NOI from unconsolidated joint ventures	4,536	4,456	-	-	80
NOI (1)	$112,670	$76,264	$13,384	$24,443	$(1,421)

	For the Three Months Ended June 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$161,148	$110,718	$21,014	$28,848	$568
Property-related operating expenses	(57,781)	(40,919)	(7,927)	(7,017)	(1,918)
NOI from unconsolidated joint ventures	4,278	4,138	-	-	140
NOI (1)	$107,645	$73,937	$13,087	$21,831	$(1,210)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$337,629	$233,654	$41,460	$61,321	$1,194
Property-related operating expenses	(122,939)	(86,680)	(16,369)	(14,432)	(5,458)
NOI from unconsolidated joint ventures	8,964	8,803	-	-	161
NOI (1)	$223,654	$155,777	$25,091	$46,889	$(4,103)

	For the Six Months Ended June 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$320,839	$224,671	$40,165	$54,664	$1,339
Property-related operating expenses	(119,665)	(85,703)	(15,704)	(13,794)	(4,464)
NOI from unconsolidated joint ventures	8,059	7,874	-	-	185
NOI (1)	$209,233	$146,842	$24,461	$40,870	$(2,940)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
NOI	$112,670	$107,645	$223,654	$209,233
Add (subtract) adjustments to arrive to net income (loss):
Fee income	4,175	1,780	7,592	3,315
Depreciation and amortization expense	(67,287)	(79,421)	(142,099)	(153,004)
General and administrative expenses	(12,139)	(9,133)	(26,100)	(21,746)
Acquisition and transaction related costs	(508)	(2,336)	(1,443)	(3,475)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	(5,872)	-	(5,872)
NOI from unconsolidated joint ventures	(4,536)	(4,278)	(8,964)	(8,059)
Income from unconsolidated joint ventures	2,003	2,011	3,499	2,986
Income from real estate fund investments	-	14,072	-	19,293
Loss from unconsolidated real estate funds	(960)	-	(1,286)	-
Interest and other income, net	1,030	512	2,730	1,366
Interest and debt expense	(38,009)	(42,236)	(75,128)	(84,124)
Unrealized gain on interest rate swap	10,073	21,747	16,933	33,725
Net income (loss) before income taxes	6,512	4,491	(612)	(6,362)
Income tax benefit (expense)	1,398	(1,343)	1,035	(1,917)
Net income (loss)	7,910	3,148	423	(8,279)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	78	(6,532)	752	(8,741)
Consolidated joint ventures	(4,107)	(2,472)	(5,359)	(931)
Operating Partnership	(693)	1,147	878	3,511
Net income (loss) attributable to common stockholders	$3,188	$(4,709)	$(3,306)	$(14,440)

The following table provides the selected balance sheet data for each of our reportable segments as of June 30, 2016.

(Amounts in thousands)	As of June 30, 2016
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,408,209	$5,654,039	$1,069,334	$1,376,389	$308,447
Total liabilities	$3,535,266	$1,954,115	$405,416	$987,495	$188,240
Total equity	$4,872,943	$3,699,924	$663,918	$388,894	$120,207

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 83.0% of, the Operating Partnership as of June 30, 2016.

Three Months Ended June 30, 2016

In the three months ended June 30, 2016, we leased 148,896 square feet at a weighted average initial rent of $74.15 per square foot. This leasing activity, offset by lease expirations during the quarter, decreased the portfolio wide leased occupancy by 270 basis points from 95.6% at March 31, 2016 to 92.9% at June 30, 2016. The decrease in leased occupancy was driven largely by lease expirations in our New York portfolio.  Of the 148,896 square feet leased in the second quarter, 32,753 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 22.9% on a cash basis and rental rate increase of 11.3% on a GAAP basis.  The weighted average lease term for leases signed during the second quarter was 6.1 years and weighted average tenant improvements and leasing commissions on these leases were $9.71 per square foot per annum, or 13.1% of initial rent.

New York:

In the three months ended June 30, 2016, we leased 124,073 square feet in our New York portfolio, at a weighted average initial rent of $72.16 per square foot. This leasing activity, offset by lease expirations during the quarter, caused our New York portfolio leased occupancy to decrease by 390 basis points from 95.7% as of March 31, 2016 to 91.8% as of June 30, 2016. Of the 124,073 square feet leased in the second quarter, 20,853 square feet represents second generation space for which we achieved rental rate increases of 9.0% on a cash basis and rental rate increase of 6.0% on a GAAP basis. The weighted average lease term for leases signed during the second quarter was 6.3 years and weighted average tenant improvements and leasing commissions on these leases were $10.22 per square foot per annum, or 14.2% of initial rent.

Washington, D.C.:

Our Washington, D.C. portfolio leased occupancy decreased by 10 basis points from 92.5% at March 31, 2016 to 92.4% at June 30, 2016.

San Francisco:

In the three months ended June 30, 2016, we leased 24,823 square feet at One Market Plaza at a weighted average initial rent of $91.49 per square foot. This asset continues to remain very strongly leased at 98.4% as of June 30, 2016.  Of the 24,823 square feet leased in the second quarter, 24,286 square feet represents second generation space, of which our pro rata share was 11,900 square feet, for which we achieved rental rate increases of 63.2% on a cash basis and 22.7% on a GAAP basis. The weighted average lease term for leases signed during the second quarter was 5.0 years and weighted average tenant improvements and leasing commissions on these leases were $4.05 per square foot per annum, or 4.4% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended June 30, 2016	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	148,896	124,073	-	24,823
Pro rata share of total square feet leased:	115,384	103,221	-	12,163
Initial rent (1)	$74.15	$72.16	$-	$91.49
Weighted average lease term (in years)	6.1	6.3	-	5.0

Tenant improvements and leasing commissions:
Per square foot	$59.51	$64.02	$-	$20.25
Per square foot per annum	$9.71	$10.22	$-	$4.05
Percentage of initial rent	13.1%	14.2%	-	4.4%

Rent concessions:
Average free rent period (in months)	5.2	5.8	-	-
Average free rent period per annum (in months)	0.8	0.9	-	-

Second generation space: (2)
Square feet	32,753	20,853	-	11,900
Cash basis:
Initial rent (1)	$93.95	$95.28	$-	$91.49
Prior escalated rent (3)	$76.44	$87.44	$-	$56.05
Percentage increase	22.9%	9.0%	-	63.2%
GAAP basis:
Straight-line rent	$86.31	$86.55	$-	$85.87
Prior straight-line rent	$77.57	$81.67	$-	$69.99
Percentage increase	11.3%	6.0%	-	22.7%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Six Months Ended June 30, 2016

In the six months ended June 30, 2016, we leased 303,847 square feet at a weighted average initial rent of $76.67 per square foot. This leasing activity, offset by lease expirations during the six months, decreased the portfolio wide leased occupancy by 240 basis points from 95.3% at December 31, 2015 to 92.9% at June 30, 2016. The decrease in leased occupancy was driven largely by lease expirations in our New York portfolio. Of the 303,847 square feet leased in the six months, 133,096 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 12.0% on a GAAP basis and rental rate increase of 4.3% on a cash basis.  The weighted average lease term for leases signed during the six months ended was 7.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.94 per square foot per annum, or 10.4% of initial rent.  The rental rates during the six months include the effect of a 52,555 square foot above-market lease at 1633 Broadway that was terminated and subsequently released shortly thereafter at market rental rates.  Excluding the impact of this lease, cash basis and GAAP basis rental growth rates were a positive 25.1% and 21.3%, respectively.

New York:

In the six months ended June 30, 2016, we leased 221,098 square feet in our New York portfolio, at a weighted average initial rent of $76.49 per square foot. This leasing activity, offset by lease expirations during the six months, caused our New York portfolio leased occupancy to decrease by 390 basis points from 95.7% as of December 31, 2015 to 91.8% as of June 30, 2016. Of the 221,098 square feet leased in 2016, 110,026 square feet represents second generation space for which we achieved rental rate increases of 11.0% on a GAAP basis and rental rate decreases of 1.4% on a cash basis. The weighted average lease term for leases signed in the six months was 7.4 years and weighted average tenant improvements and leasing commissions on these leases were $7.85 per square foot per annum, or 10.3% of initial rent. The rental rates during the six months include the effect of the aforementioned 52,555 square foot above-market lease at 1633 Broadway that was terminated and subsequently released shortly thereafter at market rental rates. Excluding the impact of this lease, GAAP basis and cash basis rental growth rates were a positive 23.4% and 19.3%, respectively.

Washington, D.C.:

In the six months ended June 30, 2016, we leased 38,145 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $71.60 per square foot. This leasing activity increased our Washington, D.C. portfolio leased occupancy to 92.4% at June 30, 2016, up 210 basis points from December 31, 2015.  A majority of the space leased in the six months ended June 30, 2016 was previously vacant.  The weighted average lease term for leases signed in the six months was 5.5 years and weighted average tenant improvements and leasing commissions on these leases were $9.88 per square foot per annum, or 13.8% of initial rent.

San Francisco:

In the six months ended June 30, 2016, we leased 44,604 square feet at One Market Plaza at a weighted average initial rent of $89.08 per square foot. This asset continues to remain very strongly leased at 98.4% as of June 30, 2016. Of the 44,604 square feet leased in 2016, 39,055 square feet represents second generation space, of which our pro rata share was 19,137 square feet, for which we achieved rental rate increases of 55.7% on a cash basis and 20.5% on a GAAP basis. The weighted average lease term for leases signed in the six months was 5.8 years and weighted average tenant improvements and leasing commissions on these leases were $5.28 per square foot per annum, or 5.9% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Six Months Ended June 30, 2016	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	303,847	221,098	38,145	44,604
Pro rata share of total square feet leased:	255,685	195,684	38,145	21,856
Initial rent (1)	$76.67	$76.49	$71.60	$89.08
Weighted average lease term (in years)	7.0	7.4	5.5	5.8

Tenant improvements and leasing commissions:
Per square foot	$55.85	$58.47	$54.77	$30.89
Per square foot per annum	$7.94	$7.85	$9.88	$5.28
Percentage of initial rent	10.4%	10.3%	13.8%	5.9%

Rent concessions:
Average free rent period (in months)	6.8	7.9	3.8	0.6
Average free rent period per annum (in months)	1.0	1.1	0.7	0.1

Second generation space: (2)
Square feet	133,096	110,026	3,933	19,137
Cash basis:
Initial rent (1)	$84.65	$84.08	$79.82	$89.08
Prior escalated rent (3)	$81.19	$85.27	$78.95	$57.22
Percentage increase (decrease)	4.3%	(1.4%)	1.1%	55.7%
GAAP basis:
Straight-line rent	$81.38	$80.26	$80.13	$88.32
Prior straight-line rent	$72.68	$72.32	$80.10	$73.28
Percentage increase	12.0%	11.0%	-	20.5%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results

Three Months Ended June 30, 2016 and 2015

Net income attributable to common stockholders was $3,188,000, or $0.01 per diluted share, for the three months ended June 30, 2016, compared to a net loss of $4,709,000, or $0.02 per diluted share, for the three months ended June 30, 2015. Funds from Operations (“FFO”) attributable to common stockholders was $54,243,000, or $0.25 per diluted share, for the three months ended June 30, 2016, compared to $52,663,000, or $0.25 per diluted share, for the three months ended June 30, 2015. FFO attributable to common stockholders includes the impact of certain “non-core” items that are listed in the table on page 60.  The aggregate of these non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended June 30, 2016 and 2015 by $4,854,000 and $6,348,000, or $0.02 and $0.03 per diluted share, respectively. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of these non-core items, was $49,389,000, or $0.23 per diluted share, for the three months ended June 30, 2016, compared to $46,315,000, or $0.22 per diluted share, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Net loss attributable to common stockholders was $3,306,000, or $0.02 per diluted share, for the six months ended June 30, 2016, compared to a net loss of $14,440,000, or $0.07 per diluted share, for the six months ended June 30, 2015. FFO attributable to common stockholders was $103,491,000, or $0.48 per diluted share, for, the six months ended June 30, 2016, compared to $95,980,000, or $0.45 per diluted share, for the six months ended June 30, 2015. FFO attributable to common stockholders includes the impact of certain “non-core” items that are listed in the table on page 60.  The aggregate of these non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the six months ended June 30, 2016 and 2015 by $5,110,000 and $10,702,000, or $0.02 and $0.05 per diluted share, respectively. Core FFO attributable to common stockholders, which excludes the impact of these non-core items, was $98,381,000, or $0.46 per diluted share, for the six months ended June 30, 2016, compared to $85,278,000, or $0.40 per diluted share for the six months ended June 30, 2015.

See page 60 “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”)” for a reconciliation of net income (loss) to FFO attributable to common stockholders and Core FFO and the reasons why we believe these non-GAAP measures are useful.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to align it with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

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

In June 2014, the FASB issued an update (“ASU 2014-12”) to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have any impact on our consolidated financial statements.

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

In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

Results of Operations – Three Months Ended June 30, 2016 Compared to June 30, 2015

The following pages summarize our consolidated results of operations for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$155,181	$145,917	$9,264
Tenant reimbursement income	10,334	12,063	(1,729)
Fee and other income	6,788	4,948	1,840
Total revenues	172,303	162,928	9,375
EXPENSES:
Operating	59,994	57,781	2,213
Depreciation and amortization	67,287	79,421	(12,134)
General and administrative	12,139	9,133	3,006
Acquisition and transaction related costs	508	8,208	(7,700)
Total expenses	139,928	154,543	(14,615)
Operating income	32,375	8,385	23,990
Income from real estate fund investments	-	14,072	(14,072)
Loss from unconsolidated real estate funds	(960)	-	(960)
Income from unconsolidated joint ventures	2,003	2,011	(8)
Interest and other income, net	1,030	512	518
Interest and debt expense	(38,009)	(42,236)	4,227
Unrealized gain on interest rate swaps	10,073	21,747	(11,674)
Net income before income taxes	6,512	4,491	2,021
Income tax benefit (expense)	1,398	(1,343)	2,741
Net income	7,910	3,148	4,762
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	78	(6,532)	6,610
Consolidated joint ventures	(4,107)	(2,472)	(1,635)
Operating Partnership	(693)	1,147	(1,840)
Net income (loss) attributable to common stockholders	$3,188	$(4,709)	$7,897

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $172,303,000 for the three months ended June 30, 2016, compared to $162,928,000 for the three months ended June 30, 2015, an increase of $9,375,000. Below are the details of the increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Same store operations	$5,519	$2,037		$663	$2,792	$27
Other, net	3,745	3,745	(1)	-	-	-
Increase in rental income	$9,264	$5,782		$663	$2,792	$27

Tenant reimbursement income
Same store operations	$(1,729)	$(1,864)		$(143)	$278	$-
(Decrease) increase in tenant
reimbursement income	$(1,729)	$(1,864)		$(143)	$278	$-

Fee and other income
Property management	$153	$-		$-	$-	$153
Asset management	1,783	-		-	-	1,783	(2)
Acquisition and leasing	376	-		-	-	376
Other	83	-		-	-	83
Increase in fee income	2,395	-		-	-	2,395
Lease termination income	(154)	(1)		-	(153)	-
Other income	(401)	(284)		(56)	(63)	2
(Decrease) increase in other income	(555)	(285)		(56)	(216)	2
Increase (decrease) in fee
and other income	$1,840	$(285)		$(56)	$(216)	$2,397

Total increase in revenues	$9,375	$3,633		$464	$2,854	$2,424

(1)	Includes $3,915 of income in the three months ended June 30, 2016 from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.
(2)

Represents asset management fees earned from our unconsolidated real estate funds for the three months ended June 30, 2016. The asset management fees for the three months ended June 30, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and acquisition and transaction related costs, were $139,928,000 for the three months ended June 30, 2016, compared to $154,543,000 for the three months ended June 30, 2015, a decrease of $14,615,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Same store operations	$2,286	$1,594		$167	$345	$180
Bad debt expense	(73)	30		-	(103)	-
Increase in operating	$2,213	$1,624		$167	$242	$180

Depreciation and amortization
Operations	$(15,698)	$(15,102)	(1)	$336	$(1,091)	$159
Other, net	3,564	3,564	(2)	-	-	-
(Decrease) increase in depreciation
and amortization	$(12,134)	$(11,538)		$336	$(1,091)	$159

General and administrative
Operations	$4,111	$10		$-	$32	$4,069	(3)
Mark-to-market of investments
in our deferred compensation plan	(1,105)	-		-	-	(1,105)	(4)
Increase in general
and administrative	$3,006	$10		$-	$32	$2,964

Decrease in acquisition and
transaction related costs	$(7,700)	$-		$-	$-	$(7,700)	(5)

Total (decrease) increase in expenses	$(14,615)	$(9,904)		$503	$(817)	$(4,397)

(1)	Primarily due to a decrease in amortization of in-place lease assets due to the expiration of such leases.
(2)	Represents acceleration in the amortization of tenant improvements and in-place lease assets in connection with a tenant’s lease modification.
(3)	Primarily due to higher professional fees and non-cash stock-based compensation expense.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(5)	Includes $5,872 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner in the prior year.

Income from Real Estate Fund Investments

Income from real estate fund investments was $14,072,000 for the three months ended June 30, 2015, and represents income from our consolidated real estate funds that were accounted for at fair value.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of these funds. The following table sets forth the details of income from these funds, including our share thereof.

For the
Three Months Ended
(Amounts in thousands)	June 30, 2015
Net investment income	$2,808
Net unrealized gains	11,264
Income from real estate fund investments	14,072
Less: noncontrolling interests in consolidated real estate funds (1)	(7,302)
Income from real estate fund investments attributable to Paramount Group, Inc.	$6,770

(1)	Includes $1,279 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests.

Loss from Unconsolidated Real Estate Funds

For three months ended June 30, 2016, we recognized $960,000 for our share of losses from unconsolidated real estate funds comprised of a loss of $1,005,000 from Property Funds and income of $45,000 from our Alternative Investment Fund. Prior to January 1, 2016, these funds were consolidated into our financial statements and accordingly 100% of the income or loss from these funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net income (loss) attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value except for our Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,003,000 for the three months ended June 30, 2016, compared to $2,011,000 for the three months ended June 30, 2015, a decrease of $8,000 and represents our share of income from 712 Fifth Avenue and Oder-Center, Germany.

Interest and Other Income, net

Interest and other income, net was $1,030,000 for the three months ended June 30, 2016, compared to $512,000 for the three months ended June 30, 2015, an increase of $518,000. This increase resulted from:

(Amounts in thousands)
Preferred equity investment income in 2016 (1)	$1,423
Increase in interest income	200
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in general and administrative)	(1,105)
Total increase	$518

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our share is $347.

Interest and Debt Expense

Interest and debt expense was $38,009,000 for the three months ended June 30, 2016, compared to $42,236,000 for the three months ended June 30, 2015, a decrease of $4,227,000.  This decrease was primarily attributable to $3,533,000 from the $1.0 billion refinancing of 1633 Broadway in December 2015 and $598,000 from the expiration of interest rate swaps at 900 Third Avenue in November 2015, on $93,000,000 of debt.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $10,073,000 for the three months ended June 30, 2016, compared to $21,747,000 for the three months ended June 30, 2015, a decrease of $11,674,000. The decrease was primarily due to $7,687,000 of an unrealized gain in 2015 relating to swaps aggregating $772,100,000 that were terminated in connection with the refinancing of 1633 Broadway in December 2015 and $2,517,000 of lower unrealized gain on swaps aggregating $237,600,000 that were terminated in connection with the refinancing of 31 West 52nd Street in May 2016.

Income Tax Benefit (Expense)

Income tax benefit was $1,398,000 for the three months ended June 30, 2016, compared to an expense of $1,343,000 for the three months ended June 30, 2015, an increase of $2,741,000.  This increase is primarily due to a benefit recognized in the current period as result of a change in position for filing the unincorporated business tax returns for our Washington D.C. properties and lower taxable income recognized at our taxable REIT subsidiaries.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

For the three months ended June 30, 2016, we had a $78,000 net loss attributable to noncontrolling interests in consolidated real estate funds, compared to income of $6,532,000 for the three months ended June 30, 2015, a decrease in income attributable to the noncontrolling interests of $6,610,000. This decrease resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method.  The net loss of $78,000 for the three months ended June 30, 2016 is attributable to noncontrolling interests in our Residential Fund, which continues to be consolidated into our financial statements and is accounted for at historical cost.  The net income for the three months ended June 30, 2015, was comprised of (i) income of $7,302,000 attributable to the noncontrolling interest in our consolidated real estate funds that were accounted for at fair value, which was partially offset by (ii) a $770,000 net loss attributable to noncontrolling interests in our Residential Fund.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $4,107,000 of income for the three months ended June 30, 2016, compared to income of $2,472,000 for the three months ended June 30, 2015, an increase in income attributable to noncontrolling interest of $1,635,000. The net income for the three months ended June 30, 2016, is comprised of (i) $1,076,000 attributable to the noncontrolling interests in our consolidated preferred equity investment, PGRESS Equity Holdings L.P., which was acquired in December 2015 and (ii) $3,031,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza.  The net income of $2,472,000 for the three months ended June 30, 2015 was comprised of (i) net income of $1,613,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza, and (ii) net income of $859,000 attributable to the noncontrolling interests in 31 West 52nd Street, which was acquired by us on October 1, 2015.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $693,000 for the three months ended June 30, 2016, compared to a net loss of $1,147,000 for the three months ended June 30, 2015, an increase in income of $1,840,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership.

Results of Operations – Six Months Ended June 30, 2016 Compared to June 30, 2015

The following pages summarize our consolidated results of operations for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended June 30,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$296,433	$289,160	$7,273
Tenant reimbursement income	21,123	25,551	(4,428)
Fee and other income	27,665	9,443	18,222
Total revenues	345,221	324,154	21,067
EXPENSES:
Operating	122,939	119,665	3,274
Depreciation and amortization	142,099	153,004	(10,905)
General and administrative	26,100	21,746	4,354
Acquisition and transaction related costs	1,443	9,347	(7,904)
Total expenses	292,581	303,762	(11,181)
Operating income	52,640	20,392	32,248
Income from real estate fund investments	-	19,293	(19,293)
Loss from unconsolidated real estate funds	(1,286)	-	(1,286)
Income from unconsolidated joint ventures	3,499	2,986	513
Interest and other income, net	2,730	1,366	1,364
Interest and debt expense	(75,128)	(84,124)	8,996
Unrealized gain on interest rate swaps	16,933	33,725	(16,792)
Net loss before income taxes	(612)	(6,362)	5,750
Income tax benefit (expense)	1,035	(1,917)	2,952
Net income (loss)	423	(8,279)	8,702
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	752	(8,741)	9,493
Consolidated joint ventures	(5,359)	(931)	(4,428)
Operating Partnership	878	3,511	(2,633)
Net loss attributable to common stockholders	$(3,306)	$(14,440)	$11,134

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $345,221,000 for the six months ended June 30, 2016, compared to $324,154,000 for the six months ended June 30, 2015, an increase of $21,067,000. Below are the details of the increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Same store operations	$9,840	$3,177		$1,537	$5,270	$(144)
Other, net	(2,567)	(2,567)	(1)	-	-	-
Increase (decrease) in rental income	$7,273	$610		$1,537	$5,270	$(144)

Tenant reimbursement income
Same store operations	$(4,428)	$(4,707)		$(58)	$337	$-
(Decrease) increase in tenant
reimbursement income	$(4,428)	$(4,707)		$(58)	$337	$-

Fee and other income
Property management	$345	$-		$-	$-	$345
Asset management	3,497	-		-	-	3,497	(2)
Acquisition and leasing	360	-		-	-	360
Other	75	-		-	-	75
Increase in fee income	4,277	-		-	-	4,277
Lease termination income	10,410	10,716	(3)	-	(306)	-
Other income	3,535	2,364		(184)	1,356	(1)
Increase (decrease) in other income	13,945	13,080		(184)	1,050	(1)
Increase (decrease) in fee
and other income	$18,222	$13,080		$(184)	$1,050	$4,276

Total increase in revenues	$21,067	$8,983		$1,295	$6,657	$4,132

(1)

Primary comprised of a $9,834 write-off of an above-market lease asset in the six months ended June 30, 2016 in connection with a lease termination at 1633 Broadway, partially offset by $7,830 of income in the six months ended June 30, 2016 from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(2)

Represents asset management fees earned from our unconsolidated real estate funds for the six months ended June 30, 2016. The asset management fees for the six months ended June 30, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.

(3)	Increase primarily due to $10,861 of cash income for the six months ended June 30, 2016, in connection with a tenant's lease termination at 1633 Broadway.
(4)

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and acquisition and transaction related costs, were $292,581,000 for the six months ended June 30, 2016, compared to $303,762,000 for the six months ended June 30, 2015, an decrease of $11,181,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Same store operations	$2,874	$474		$665	$741	$994
Bad debt expense	400	503		-	(103)	-
Increase in operating	$3,274	$977		$665	$638	$994

Depreciation and amortization
Operations	$(18,033)	$(18,542)	(1)	$679	$(472)	$302
Other, net	7,128	7,128	(2)	-	-	-
(Decrease) increase in depreciation
and amortization	$(10,905)	$(11,414)		$679	$(472)	$302

General and administrative
Operations	$6,429	$-		$-	$-	$6,429	(3)
Mark-to-market of investments
in our deferred compensation plan	(1,634)	-		-	-	(1,634)	(4)
Severance costs	(441)	-		-	-	(441)
Increase in general
and administrative	$4,354	$-		$-	$-	$4,354

Decrease in acquisition and
transaction related costs	$(7,904)	$-		$-	$-	$(7,904)	(5)

Total (decrease) increase in expenses	$(11,181)	$(10,437)		$1,344	$166	$(2,254)

(1)	Primarily due to a decrease in amortization of in-place lease assets due to the expiration of such leases.
(2)	Represents acceleration in the amortization of tenant improvements and in-place lease assets in connection with a tenant’s lease modification.
(3)	Primarily due to higher professional fees and non-cash stock-based compensation expense.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in "interest and other income, net".

(5)	Primarily due to $5,872 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner in the prior year.

Income from Real Estate Fund Investments

Income from real estate fund investments was $19,293,000 for the six months ended June 30, 2015, and represents income from our consolidated real estate funds that were accounted for at fair value.  On January 1, 2016, we adopted ASU 2015-02, which resulted in the deconsolidation of these funds. The following table sets forth the details of income from these funds, including our share thereof.

For the
Six Months Ended
(Amounts in thousands)	June 30, 2015
Net investment income	$7,157
Net unrealized gains	12,136
Income from real estate fund investments	19,293
Less: noncontrolling interests in consolidated real estate funds (1)	(10,520)
Income from real estate fund investments attributable to Paramount Group, Inc.	$8,773

(1)	Includes $2,613 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the six months ended June 30, 2015.

Loss from Unconsolidated Real Estate Funds

For the six months ended June 30, 2016, we recognized $1,286,000 for our share of losses from unconsolidated real estate funds comprised of a loss of $1,350,000 from Property Funds and income of $64,000 from our Alternative Investment Fund. Prior to January 1, 2016, these funds were consolidated into our financial statements and accordingly 100% of the income or loss from these funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net income (loss) attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value except for our Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our financial statements.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $3,499,000 for the six months ended June 30, 2016, compared to $2,986,000 for the six months ended June 30, 2015, an increase of $513,000. This increase was primarily attributable to an increase in our share of income in the first quarter from 712 Fifth Avenue of $536,000 primarily due to lower interest expense resulting from the expiration of interest rate swaps on $90,000,000 of debt in March 2015.  This increase was offset by a decrease in our share of income from Oder-Center of $23,000 primarily due to a combination of a decrease in operating income of the property as well as a decrease in the translation of our share of income from Euros to US dollars.

Interest and Other Income, net

Interest and other income, net was $2,730,000 for the six months ended June, 2016, compared to $1,366,000 for the six months ended June 30, 2015, an increase of $1,364,000. This increase resulted from:

(Amounts in thousands)
Preferred equity investment income in 2016 (1)	$2,839
Increase in interest income	159
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in general and administrative)	(1,634)
Total increase	$1,364

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our share is $692.

Interest and Debt Expense

Interest and debt expense was $75,128,000 for the six months ended June 30, 2016, compared to $84,124,000 for the six months ended June 30, 2015, a decrease of $8,996,000.  This decrease was primarily attributable to $6,744,000 from the $1.0 billion refinancing of 1633 Broadway in December 2015 and $1,156,000 from the expiration of interest rate swaps at 900 Third Avenue in November 2015, on $93,000,000 of debt.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $16,933,000 for the six months ended June 30, 2016, compared to $33,725,000 for the six months ended June 30, 2015, a decrease of $16,792,000. The decrease was primarily due to $13,262,000 of an unrealized gain in 2015 relating to swaps aggregating $772,100,000 that were terminated in connection with the refinancing of 1633 Broadway in December 2015 and $3,113,000 of lower unrealized gain on swaps aggregating $237,600,000 that were terminated in connection with the refinancing of 31 West 52nd Street in May 2016.

Income Tax Benefit (Expense)

Income tax benefit was $1,035,000 for the six months ended June 30, 2016, compared to an expense of $1,917,000 for the six months ended June 30, 2015, an increase of $2,952,000.  This increase is primarily due to a benefit recognized in the current period as result of a change in position for filing the unincorporated business tax returns for our Washington D.C. properties and lower taxable income recognized at our taxable REIT subsidiaries.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

For the six months ended June 30, 2016, we had a $752,000 net loss attributable to noncontrolling interests in consolidated real estate funds, compared to income of $8,741,000 for the six months ended June 30, 2015, a decrease in income attributable to the noncontrolling interests of $9,493,000. This decrease resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method.  The net loss of $752,000 for the six months ended June 30, 2016 is attributable to noncontrolling interests in our Residential Fund, which continues to be consolidated into our financial statements and is accounted for at historical cost.  The net income for the six months ended June 30, 2015, was comprised of (i) income of $10,520,000 attributable to the noncontrolling interest in our consolidated real estate funds that were accounted for at fair value, which was partially offset by (ii) a $1,779,000 net loss attributable to noncontrolling interests in our Residential Fund.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,359,000 of income for the six months ended June 30, 2016, compared to income of $931,000 for the six months ended June 30, 2015, an increase in income attributable to noncontrolling interests of $4,428,000. The net income for the six months ended June 30, 2016, is comprised of (i) $2,147,000 attributable to the noncontrolling interests in our consolidated preferred equity investment, PGRESS Equity Holdings L.P., which was acquired in December 2015 and (ii) $3,212,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza.   The net income of $931,000 for the six months ended June 30, 2015 was comprised of (i) a net loss of $92,000 attributable to the noncontrolling interests in our consolidated property, One Market Plaza, which was offset by (ii) net income of $1,023,000 attributable to the noncontrolling interests in 31 West 52nd Street, which was acquired by us on October 1, 2015.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $878,000 for the six months ended June 30, 2016, compared to $3,511,000 for the six months ended June 30, 2015, a decrease in loss of $2,633,000. This decrease resulted from lower losses subject to allocation to the unitholders of the Operating Partnership.

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

Liquidity

As of June 30, 2016, we had $1,033,532,000 of liquidity comprised of $224,489,000 of cash and cash equivalents, $29,043,000 of restricted cash and $780,000,000 of borrowing capacity under our revolving credit facility, net of $200,000,000, which has been reserved under a letter of credit.

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building located between Fifth Avenue and Avenue of the Americas in Midtown Manhattan. The new 10-year loan is interest only at a fixed rate of 3.80%.  We realized net proceeds of $64,538,000 after the repayment of the existing $413,490,000 loan and $21,972,000 of costs, primarily for swap breakage.  The existing loan was scheduled to mature in December 2017 and had a weighted average interest rate of 4.23%.

As of June 30, 2016, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.056 billion.  We have no debt maturing in 2016 and as of June 30, 2016, $484,337,000 of debt is scheduled to mature in 2017.  We may refinance the remainder of our maturing debt when it comes due or refinance or prepay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On June 15, 2016, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the second quarter ending June 30, 2016, which was paid on July 15, 2016 to stockholders of record as of the close of business on June 30, 2016.  This dividend policy, if continued, would require us to pay out approximately $25,200,000 each quarter to common stockholders and unitholders.

Development and Redevelopment Expenditures

We are in the process of redeveloping the public plaza and below-grade retail space at 1633 Broadway.  The project, which is expected to be completed by the fourth quarter of 2016, is estimated to cost approximately $15,000,000, of which $14,494,000 has been expended as of June 30, 2016.

Off Balance Sheet Arrangements

As of June 30, 2016, our unconsolidated joint ventures had $270,484,000 of outstanding indebtedness, of which our share was $125,528,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2016, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $224,489,000 and $143,884,000, as of June 30, 2016 and December 31, 2015, respectively, an increase of $80,605,000.  Our December 31, 2015 cash and cash equivalents included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016.  Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents increased $88,592,000. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amount in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$131,834	$62,326
Investing activities	(61,186)	(32,364)
Financing activities	17,944	(30,473)

Operating Activities

Six months ended June 30, 2016 – We generated $131,834,000 of cash from operating activities for the six months ended June 30, 2016, primarily from (i) $85,468,000 of net income (before $85,045,000 of noncash adjustments), (ii) $41,444,000 of net changes in operating assets and liabilities and (iii) $4,922,000 of distributions from unconsolidated joint ventures and real estate funds.  Noncash adjustments of $85,045,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to an increase in income taxes payable, partially offset by additions to deferred charges.

Six months ended June 30, 2015 – We generated $62,326,000 of cash from operating activities for the six months ended June 30, 2015, primarily from (i) $76,283,000 of net income before noncash adjustments and (ii) $1,993,000 of distributions from unconsolidated joint ventures, partially offset by (iii) $15,950,000 of net changes in operating assets and liabilities. Noncash adjustments of $84,562,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps. The net changes in operating assets and liabilities were primarily due to additions to deferred charges.

Investing Activities

Six months ended June 30, 2016 – We used $61,186,000 of cash for investing activities for the six months ended June 30, 2016, primarily due to (i) $73,840,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, partially offset by (ii) $12,512,000 of decrease in restricted cash.

Six months ended June 30, 2015 – We used $32,364,000 of cash for investing activities for the six months ended June 30, 2015, primarily due to (i) $41,914,000 of additions to rental properties, partially offset by (ii) $9,550,000 decrease in restricted cash.

Financing Activities

Six months ended June 30, 2016 – We generated $17,944,000 of cash from financing activities for the six months ended June 30, 2016, primarily from (i) $506,627,000 of proceeds from notes and mortgages payable, primarily from the refinancing of 31 West 52nd Street and (ii) $60,000,000 of borrowings under the revolving credit facility, partially offset by (iii) $414,202,000 of repayments of notes and mortgages payable, primarily for the repayment of 31 West 52nd Street loan, (iv) $60,000,000 of repayments of the amounts borrowed under the revolving credit facility, (v) $50,214,000 of dividends and distributions paid to common stockholders and unitholders, (vi) $16,040,000 for the settlement of swap liabilities and (vii) $6,487,000 for the payment of debt issuance costs.

Six months ended June 30, 2015 – We used $30,473,000 of cash for financing activities for the six months ended June 30, 2015, primarily due to (i) $35,325,000 of dividends and distributions paid to common stockholders and unitholders and (ii) $5,673,000 of distributions to noncontrolling interests, partially offset by (iii) $11,203,000 of contributions from noncontrolling interests.

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

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$7,910	$12,028	$2,218	$5,947	$(12,283)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	67,287	46,309	7,869	12,648	461
General and administrative	12,139	-	-	-	12,139
Interest and debt expense	38,009	17,614	5,129	13,836	1,430
Acquisition and transaction related costs	508	-	-	-	508
Income tax (benefit) expense	(1,398)	-	(1,820)	5	417
NOI from unconsolidated joint ventures	4,536	4,456	-	-	80
Loss from unconsolidated real estate funds	960	-	-	-	960
Income from unconsolidated joint ventures	(2,003)	(1,985)	-	-	(18)
Fee income	(4,175)	-	-	-	(4,175)
Interest and other income, net	(1,030)	(69)	(12)	(9)	(940)
Unrealized gain on interest rate swaps	(10,073)	(2,089)	-	(7,984)	-
NOI	112,670	76,264	13,384	24,443	(1,421)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(147)	-	-	-	(147)
Consolidated joint ventures	(12,348)	-	-	(12,348)	-
Pro rata share of NOI	$100,175	$76,264	$13,384	$12,095	$(1,568)

NOI	$112,670	$76,264	$13,384	$24,443	$(1,421)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(24,764)	(19,281)	(1,792)	(3,663)	(28)
Amortization of above (below) market leases, net	(7,100)	(2,481)	(553)	(4,066)	-
Cash NOI	80,806	54,502	11,039	16,714	(1,449)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(147)	-	-	-	(147)
Consolidated joint ventures	(8,406)	-	-	(8,406)	-
Pro rata share of Cash NOI	$72,253	$54,502	$11,039	$8,308	$(1,596)

	For the Three Months Ended June 30, 2015
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$3,148	$5,881	$920	$3,387	$(7,040)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	79,421	57,847	7,533	13,739	302
General and administrative	9,133	(10)	-	(32)	9,175
Interest and debt expense	42,236	21,314	5,147	13,280	2,495
Transfer taxes due in connection with the sale of
shares by a former joint venture partner	5,872	-	-	-	5,872
Acquisition and transaction related costs	2,336	-	-	-	2,336
Income tax expense (benefit)	1,343	-	(506)	39	1,810
NOI from unconsolidated joint ventures	4,278	4,138	-	-	140
Income from real estate fund investments	(14,072)	-	-	-	(14,072)
Income from unconsolidated joint ventures	(2,011)	(1,984)	-	-	(27)
Fee income	(1,780)	-	-	-	(1,780)
Interest and other income, net	(512)	(82)	(7)	(2)	(421)
Unrealized gain on interest rate swaps	(21,747)	(13,167)	-	(8,580)	-
NOI	107,645	73,937	13,087	21,831	(1,210)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(282)	-	-	-	(282)
Consolidated joint ventures	(14,911)	(3,887)	-	(11,024)	-
Pro rata share of NOI	$92,452	$70,050	$13,087	$10,807	$(1,492)

NOI	$107,645	$73,937	$13,087	$21,831	$(1,210)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(16,043)	(9,233)	(2,315)	(4,470)	(25)
Amortization of above (below) market leases, net	(872)	3,604	(577)	(3,899)	-
Cash NOI	90,730	68,308	10,195	13,462	(1,235)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(282)	-	-	-	(282)
Consolidated joint ventures	(9,991)	(3,235)	-	(6,756)	-
Pro rata share of Cash NOI	$80,457	$65,073	$10,195	$6,706	$(1,517)

	For the Six Months Ended June 30, 2016
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$423	$20,117	$1,785	$6,417	$(27,896)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	142,099	99,470	15,611	26,168	850
General and administrative	26,100	-	-	-	26,100
Interest and debt expense	75,128	34,556	10,262	27,629	2,681
Acquisition and transaction related costs	1,443	-	-	-	1,443
Income tax (benefit) expense	(1,035)	-	(2,536)	33	1,468
NOI from unconsolidated joint ventures	8,964	8,803	-	-	161
Loss from unconsolidated real estate funds	1,286	-	-	-	1,286
Income from unconsolidated joint ventures	(3,499)	(3,461)	-	-	(38)
Fee income	(7,592)	-	-	-	(7,592)
Interest and other income, net	(2,730)	(118)	(31)	(15)	(2,566)
Unrealized gain on interest rate swaps	(16,933)	(3,590)	-	(13,343)	-
NOI	223,654	155,777	25,091	46,889	(4,103)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	303	-	-	-	303
Consolidated joint ventures	(23,617)	-	-	(23,617)	-
Pro rata share of NOI	$200,340	$155,777	$25,091	$23,272	$(3,800)

NOI	$223,654	$155,777	$25,091	$46,889	$(4,103)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(44,734)	(35,969)	(2,414)	(6,382)	31
Amortization of above (below) market leases, net	(3,481)	5,688	(1,106)	(8,063)	-
Cash NOI	175,439	125,496	21,571	32,444	(4,072)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	303	-	-	-	303
Consolidated joint ventures	(16,250)	-	-	(16,250)	-
Pro rata share of Cash NOI	$159,492	$125,496	$21,571	$16,194	$(3,769)

	For the Six Months Ended June 30, 2015
	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to
NOI and Cash NOI:
Net (loss) income	$(8,279)	$10,239	$(671)	$244	$(18,091)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	153,004	110,884	14,932	26,640	548
General and administrative	21,746	-	-	-	21,746
Interest and debt expense	84,124	42,206	10,263	26,404	5,251
Transfer taxes due in connection with the sale of
shares by a former joint venture partner	5,872	-	-	-	5,872
Acquisition and transaction related costs	3,475	-	-	-	3,475
Income tax expense (benefit)	1,917	-	(48)	41	1,924
NOI from unconsolidated joint ventures	8,059	7,874	-	-	185
Income from real estate fund investments	(19,293)	-	-	-	(19,293)
Income from unconsolidated joint ventures	(2,986)	(2,925)	-	-	(61)
Fee income	(3,315)	-	-	-	(3,315)
Interest and other income, net	(1,366)	(165)	(15)	(5)	(1,181)
Unrealized gain on interest rate swaps	(33,725)	(21,271)	-	(12,454)	-
NOI	209,233	146,842	24,461	40,870	(2,940)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(479)	-	-	-	(479)
Consolidated joint ventures	(28,333)	(7,703)	-	(20,630)	-
Pro rata share of NOI	$180,421	$139,139	$24,461	$20,240	$(3,419)

NOI	$209,233	$146,842	$24,461	$40,870	$(2,940)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(31,953)	(21,317)	(2,669)	(7,987)	20
Amortization of above (below) market leases, net	(1,762)	6,645	(1,128)	(7,279)	-
Cash NOI	175,518	132,170	20,664	25,604	(2,920)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(479)	-	-	-	(479)
Consolidated joint ventures	(19,241)	(6,397)	-	(12,844)	-
Pro rata share of Cash NOI	$155,798	$125,773	$20,664	$12,760	$(3,399)

Same Store NOI

Same Store NOI is used to measure the operating performance of our properties that were owned by us in a similar manner during both the current period and prior reporting periods.  Same Store NOI includes our share of NOI from unconsolidated joint ventures.  We also present Same Store Cash NOI, which excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below market leases.

The following tables set forth reconciliations of our pro rata share of NOI to Same Store NOI and the Same Store Cash NOI for the three months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended June 30, 2016	$100,175	$76,264		$13,384	$12,095	$(1,568)
Acquisitions (1)	(3,800)	(3,800)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(138)	(106)		-	(32)	-
Other, net	(3,745)	(3,745)	(2)	-	-	-
Pro rata share of Same Store NOI for the
three months ended June 30, 2016	$92,492	$68,613		$13,384	$12,063	$(1,568)

	For the Three Months Ended June 30, 2015
	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended June 30, 2015	$92,452	$70,050		$13,087	$10,807	$(1,492)
Acquisitions	-	-		-	-	-
Lease termination income	(214)	(107)		-	(107)	-
Other, net	20	(30)		-	50	-
Pro rata share of Same Store NOI for the
three months ended June 30, 2015	$92,258	$69,913		$13,087	$10,750	$(1,492)

Increase (decrease) in Same Store NOI	$234	$(1,300)		$297	$1,313	$(76)

% Increase (decrease)	0.3%	(1.9%)		2.3%	12.2%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.
(2)	Includes $3,915 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended June 30, 2016	$72,253	$54,502	$11,039	$8,308	$(1,596)
Acquisitions (1)	(3,116)	(3,116)	-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(138)	(106)	-	(32)	-
Other, net	-		-	-	-
Pro rata share of Same Store Cash NOI for
the three months ended June 30, 2016	$68,999	$51,280	$11,039	$8,276	$(1,596)

	For the Three Months Ended June 30, 2015
	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended June 30, 2015	$80,457	$65,073	$10,195	$6,706	$(1,517)
Acquisitions	-	-	-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(214)	(107)	-	(107)	-
Other, net	20	(30)	-	50	-
Pro rata share of Same Store Cash NOI for
the three months ended June 30, 2015	$80,263	$64,936	$10,195	$6,649	$(1,517)

(Decrease) increase in Same Store Cash NOI	$(11,264)	$(13,656)	$844	$1,627	$(79)

% (Decrease) increase	(14.0%)	(21.0%)	8.3%	24.5%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.

The following tables set forth reconciliation of our pro rata share of NOI to Same Store NOI and the Same Store Cash NOI for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the six months
ended June 30, 2016	$200,340	$155,777		$25,091	$23,272	$(3,800)
Acquisitions (1)	(7,573)	(7,573)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(11,138)	(11,074)	(2)	-	(64)	-
Other, net	3,040	3,040	(3)	-	-	-
Pro rata share of Same Store NOI for the
six months ended June 30, 2016	$184,669	$140,170		$25,091	$23,208	$(3,800)

	For the Six Months Ended June 30, 2015
	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the six months
ended June 30, 2015	$180,421	$139,139		$24,461	$20,240	$(3,419)
Acquisitions	-	-		-	-	-
Lease termination income	(572)	(358)		-	(214)	-
Other, net	20	(30)		-	50	-
Pro rata share of Same Store NOI for the
six months ended June 30, 2015	$179,869	$138,751		$24,461	$20,076	$(3,419)

Increase (decrease) in Same Store NOI	$4,800	$1,419		$630	$3,132	$(381)

% Increase	2.7%	1.0%		2.6%	15.6%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.
(2)	Includes $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway.
(3)

Includes $10,057 of non-cash write-off primarily related to above market lease asset from the termination of a tenant’s lease at 1633 Broadway, partially offset by $7,830 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the six
months ended June 30, 2016	$159,492	$125,496		$21,571	$16,194	$(3,769)
Acquisitions (1)	(6,513)	(6,513)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(11,138)	(11,074)	(2)	-	(64)	-
Other, net	473	473		-	-	-
Pro rata share of Same Store Cash NOI for
the six months ended June 30, 2016	$142,314	$108,382		$21,571	$16,130	$(3,769)

	For the Six Months Ended June 30, 2015
	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the six
months ended June 30, 2015	$155,798	$125,773		$20,664	$12,760	$(3,399)
Acquisitions	-	-		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(572)	(358)		-	(214)	-
Other, net	20	(30)		-	50	-
Pro rata share of Same Store Cash NOI for
the six months ended June 30, 2015	$155,246	$125,385		$20,664	$12,596	$(3,399)

(Decrease) increase in Same Store Cash NOI	$(12,932)	$(17,003)		$907	$3,534	$(370)

% (Decrease) increase	(8.3%)	(13.6%)		4.4%	28.1%

(1)	Represents the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street.
(2)	Includes $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of acquisition and transaction related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$7,910	$3,148	$423	$(8,279)
Real estate depreciation and amortization (including pro rata
share of unconsolidated joint ventures)	68,843	80,951	145,194	156,010
FFO	76,753	84,099	145,617	147,731
Less FFO attributable to noncontrolling interests in:
Consolidated real estate funds	(144)	(6,790)	304	(9,210)
Consolidated joint ventures	(10,560)	(11,824)	(18,707)	(19,193)
Operating Partnership	(11,806)	(12,822)	(23,723)	(23,348)
FFO attributable to common stockholders	$54,243	$52,663	$103,491	$95,980
Per diluted share	$0.25	$0.25	$0.48	$0.45

FFO	$76,753	$84,099	$145,617	$147,731
Non-core items:
Unrealized gain on interest rate swaps (including pro rata
share of unconsolidated joint ventures)	(10,490)	(22,371)	(17,350)	(34,735)
Acquisition and transaction related costs	508	2,336	1,443	3,475
Severance costs	-	-	2,874	3,315
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	5,872	-	5,872
Predecessor income tax true-up	-	721	-	721
Core FFO	66,771	70,657	132,584	126,379
Less Core FFO attributable to noncontrolling interests in:
Consolidated real estate funds	(144)	(6,790)	304	(9,210)
Consolidated joint ventures	(6,488)	(6,275)	(11,902)	(11,146)
Operating Partnership	(10,750)	(11,277)	(22,605)	(20,745)
Core FFO attributable to common stockholders	$49,389	$46,315	$98,381	$85,278
Per diluted share	$0.23	$0.22	$0.46	$0.40

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,121,592	212,106,718	214,762,593	212,106,718
Effect of dilutive securities	15,965	5,004	-	6,467
Denominator for FFO per diluted share	217,137,557	212,111,722	214,762,593	212,113,185

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2016.

Property	Rate	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed Rate Debt
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$994,194
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	520,771
900 Third Avenue(1)	5.98%	-	162,000	-	-	-	-	162,000	159,091
Waterview	5.76%	-	210,000	-	-	-	-	210,000	215,313
1899 Pennsylvania Avenue	4.88%	-	-	-	-	88,404	-	88,404	94,313
Liberty Place	4.50%	-	-	84,000	-	-	-	84,000	86,413
One Market Plaza(1)	6.14%	-	-	-	858,760	-		858,760	825,673
Total Fixed Rate Debt	4.72%	$-	$372,000	$84,000	$858,760	$88,404	$1,500,000	$2,903,164	$2,895,768

Variable Rate Debt
1633 Broadway	2.21%	$-	$-	$-	$-	$-	$13,544	$13,544	$13,465
900 Third Avenue	1.72%	-	112,337	-	-	-	-	112,337	110,357
One Market Plaza	4.65%	-	-	-	6,627	-	-	6,627	7,047
Revolving Credit Facility	1.71%	-	-	20,000	-	-	-	20,000	20,017
Total Variable Rate Debt	1.89%	$-	$112,337	$20,000	$6,627	$-	$13,544	$152,508	$150,886

Total Consolidated Debt	4.58%	$-	$484,337	$104,000	$865,387	$88,404	$1,513,544	$3,055,672	$3,046,654

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $270,484,000 of outstanding indebtedness as of June 30, 2016, of which our share was $125,528,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of June 30, 2016.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2016
(Amounts in thousands)
One Market Plaza (1)	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$42,061
900 Third Avenue (1)	162,000	Nov-2007	Nov-2017	4.78%	9,661
1633 Broadway (2)	1,000,000	Dec 2015	Dec 2020 - Dec-2022	1.79%	47,246
1633 Broadway (2)	400,000	Dec-2020	Dec-2021	2.35%	3,609
Total interest rate swap liabilities					$102,577

(1)	Represents interest rate swaps not designated as hedges. Changes in the fair value of these swaps are recognized in earnings.
(2)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in accumulated other comprehensive income.

(3)

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	June 30, 2016			December 31, 2015
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$149,128	1.83%	$1,491	$321,771	1.75%
Fixed rate (1)	2,465,196	4.47%	-	2,202,664	4.79%
	$2,614,324	4.32%	$1,491	$2,524,435	4.40%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.37%	$558	$55,750	2.34%
Fixed rate (1)	69,778	5.74%	-	69,794	5.74%
	$125,528	4.25%	$558	$125,544	4.23%

Noncontrolling interests' share of above			$(349)
Total change in annual net income			$1,700
Per diluted share			$0.01

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

ITEM 4.CONTROLS AND PROCEDURES

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

As of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2016, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Paramount Group, Inc.

Date: August 4, 2016	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*

Amendment to the November 2014 Credit Agreement dated as of April 8, 2016, among Paramount Group Operating Partnership, L.P. and Paramount Group Inc., and certain subsidiaries of Paramount Group Inc. from time to time party thereto, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as L/C Issuers.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.
**	Furnished herewith.