Form 10-Q
period 2016-09-30
Paramount Group, Inc.
filed 2016-11-02
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

As of October 31, 2016, there were 221,111,773 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share amounts)
ASSETS	September 30, 2016	December 31, 2015
Rental property, at cost
Land	$2,042,071	$2,042,071
Buildings and improvements	5,691,354	5,610,046
	7,733,425	7,652,117
Accumulated depreciation and amortization	(363,104)	(243,089)
Rental property, net	7,370,321	7,409,028
Cash and cash equivalents	83,281	143,884
Restricted cash	30,304	41,823
Real estate fund investments	-	416,438
Investments in unconsolidated real estate funds	25,521	-
Investments in unconsolidated joint ventures	6,550	7,102
Preferred equity investments	54,807	53,941
Marketable securities	22,011	21,521
Deferred rent receivable	150,539	77,792
Accounts and other receivables, net of allowance of $202 and $365	12,185	10,844
Deferred charges, net of accumulated amortization of $19,518 and $14,204	81,672	74,991
Intangible assets, net of accumulated amortization of $160,956 and $143,987	406,186	511,207
Other assets	96,671	6,658
Total assets (1)	$8,340,048	$8,775,229

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $22,552 and $18,914	$3,016,597	$2,922,610
Revolving credit facility	50,000	20,000
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	-	45,662
Accounts payable and accrued expenses	85,947	102,730
Dividends and distributions payable	25,151	25,067
Deferred income taxes	246	2,533
Interest rate swap liabilities	82,046	93,936
Intangible liabilities, net of accumulated amortization of $55,219 and $41,931	144,197	179,741
Other liabilities	46,275	45,101
Total liabilities (1)	3,477,758	3,464,679
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 219,611,535 and 212,112,137 shares in 2016 and 2015, respectively	2,196	2,122
Additional paid-in-capital	3,930,549	3,802,858
Earnings less than distributions	(101,327)	(36,120)
Accumulated other comprehensive loss	(35,092)	(7,843)
Paramount Group, Inc. equity	3,796,326	3,761,017
Noncontrolling interests in:
Consolidated real estate funds	62,790	414,637
Consolidated joint ventures	244,234	236,849
Operating Partnership (44,916,828 and 51,660,088 units outstanding)	758,940	898,047
Total equity	4,862,290	5,310,550
Total liabilities and equity	$8,340,048	$8,775,229

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 83.0%.  As of September 30, 2016, the assets and liabilities of the Operating Partnership include $1,499,909 and $976,505 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
REVENUES:
Rental income	$149,019	$146,470	$445,452	$435,630
Tenant reimbursement income	11,978	14,405	33,101	39,956
Fee and other income	10,321	6,851	37,986	16,294
Total revenues	171,318	167,726	516,539	491,880
EXPENSES:
Operating	64,025	63,354	186,964	183,019
Depreciation and amortization	66,376	70,654	208,475	223,658
General and administrative	13,235	6,666	39,335	28,412
Acquisition and transaction related costs	282	485	1,725	9,832
Total expenses	143,918	141,159	436,499	444,921
Operating income	27,400	26,567	80,040	46,959
Income from real estate fund investments	-	10,933	-	30,226
Loss from unconsolidated real estate funds	(1,254)	-	(2,540)	-
Income from unconsolidated joint ventures	1,792	1,458	5,291	4,444
Interest and other income (loss), net	2,299	(1,763)	5,029	(397)
Interest and debt expense	(38,278)	(42,821)	(113,406)	(126,945)
Unrealized gain on interest rate swaps	12,728	15,772	29,661	49,497
Net income before income taxes	4,687	10,146	4,075	3,784
Income tax (expense) benefit	(218)	(789)	817	(2,706)
Net income	4,469	9,357	4,892	1,078
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	67	(7,936)	819	(16,677)
Consolidated joint ventures	(4,703)	(33)	(10,062)	(964)
Operating Partnership	28	(272)	906	3,239
Net (loss) income attributable to common stockholders	$(139)	$1,116	$(3,445)	$(13,324)

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) income per common share	$(0.00)	$0.01	$(0.02)	$(0.06)
Weighted average shares outstanding	219,394,245	212,106,718	216,317,746	212,106,718

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) income per common share	$(0.00)	$0.01	$(0.02)	$(0.06)
Weighted average shares outstanding	219,394,245	212,108,079	216,317,746	212,106,718

DIVIDENDS PER COMMON SHARE	$0.095	$0.095	$0.285	$0.324	(1)

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related formation transactions and ending on December 31, 2014.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$4,469	$9,357	$4,892	$1,078
Other comprehensive income (loss):
Change in value of interest rate swaps	7,802	(18,602)	(33,812)	(18,602)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(82)	78	(19)	(535)
Comprehensive income (loss)	12,189	(9,167)	(28,939)	(18,059)
Less comprehensive (income) loss attributable
to noncontrolling interests in:
Consolidated real estate funds	67	(7,936)	819	(16,677)
Consolidated joint ventures	(4,703)	(33)	(10,062)	(964)
Operating Partnership	(1,286)	3,356	7,488	6,987
Comprehensive income (loss) attributable to common stockholders	$6,267	$(13,780)	$(30,694)	$(28,713)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Loss	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity

Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$338,070	$347,818	$958,203	$5,554,953
Net income (loss)	-	-	-	(13,324)	-	16,677	964	(3,239)	1,078
Common shares and units issued under Omnibus share plan	5	-	(2,131)	-	-	-	-	2,131	-
Dividends and distributions ($0.324 per share and unit)	-	-	-	(68,724)	-	-	-	(16,738)	(85,462)
Contributions from noncontrolling interests	-	-	-	-	-	130,586	2,525	-	133,111
Distributions to noncontrolling interests	-	-	-	-	-	(54,259)	(716)	-	(54,975)
Change in value of interest rate swaps	-	-	-	-	(14,959)	-	-	(3,643)	(18,602)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(430)	-	-	(105)	(535)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	1,172	-	-	-	-	5,052	6,224
Other	-	-	(470)	(134)	-	(327)	5	-	(926)
Balance as of September 30, 2015	212,112	$2,122	$3,893,984	$(24,874)	$(15,389)	$430,747	$350,596	$897,680	$5,534,866

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$414,637	$236,849	$898,047	$5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	(351,035)	-	-	(351,035)
Balance as of January 1, 2016	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$63,602	$236,849	$898,047	$4,959,515
Net income (loss)	-	-	-	(3,445)	-	(819)	10,062	(906)	4,892
Common shares issued upon redemption of common units	7,403	74	126,068	-	-	-	-	(126,142)	-
Common shares and units issued under Omnibus share plan	97	-	-	-	-	-	-	-	-
Dividends and distributions ($0.285 per share and unit)	-	-	-	(61,953)	-	-	-	(13,496)	(75,449)
Distributions to noncontrolling interests	-	-	-	-	-	-	(2,692)	-	(2,692)
Change in value of interest rate swaps	-	-	-	-	(27,231)	-	-	(6,581)	(33,812)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(18)	-	-	(1)	(19)
Amortization of equity awards	-	-	1,605	-	-	-	-	8,019	9,624
Other	-	-	18	191	-	7	15	-	231
Balance as of September 30, 2016	219,612	$2,196	$3,930,549	$(101,327)	$(35,092)	$62,790	$244,234	$758,940	$4,862,290

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,892	$1,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,475	223,658
Amortization of deferred financing costs	4,121	1,754
Straight-lining of rental income	(67,843)	(49,859)
Amortization of above and below-market leases, net	(6,593)	(3,239)
Unrealized gain on interest rate swaps	(29,661)	(49,497)
Realized and unrealized (gains) losses on marketable securities	(341)	1,087
Realized and unrealized gains, net, on real estate fund investments	-	(15,363)
Loss from unconsolidated real estate funds	2,540	-
Distributions of cumulative earnings from unconsolidated real estate funds	148	-
Income from unconsolidated joint ventures	(5,291)	(4,444)
Distributions of cumulative earnings from unconsolidated joint ventures	5,790	3,102
Amortization of stock-based compensation expense	8,766	6,224
Other non-cash adjustments	1,981	5,100
Changes in operating assets and liabilities:
Restricted cash	-	(11,290)
Real estate fund investments	-	2,357
Accounts and other receivables	(1,455)	(4,621)
Deferred charges	(11,266)	(18,754)
Other assets	(39,338)	(21,441)
Accounts payable and accrued expenses	(3,335)	(8,343)
Deferred income taxes	(2,979)	(301)
Other liabilities	1,343	1,008
Net cash provided by operating activities	69,954	58,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(107,445)	(68,484)
Deposit on rental property	(50,000)
Changes in restricted cash	11,380	(26,971)
Contributions to unconsolidated real estate funds	(1,084)	-
Distributions of capital from unconsolidated real estate funds	160	-
Distributions of capital from unconsolidated joint ventures	34	19
Net cash used in investing activities	(146,955)	(95,436)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable	$509,578	$-
Repayments of notes and mortgages payable	(414,564)	(1,024)
Proceeds from revolving credit facility	110,000	-
Repayments of revolving credit facility	(80,000)	-
Dividends paid to common stockholders	(61,241)	(48,574)
Settlement of swap liabilities	(16,040)	-
Distributions paid to unitholders	(14,124)	(11,822)
Debt issuance costs	(6,532)	-
Distributions to noncontrolling interests	(2,692)	(54,975)
Contributions from noncontrolling interests	-	133,111
Net cash provided by financing activities	24,385	16,716

Net decrease in cash and cash equivalents	(52,616)	(20,504)
Cash and cash equivalents at beginning of period	143,884	438,599
Decrease in cash due to deconsolidation of real estate fund investments	(7,987)	-
Cash and cash equivalents at end of period	$83,281	$418,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$106,015	$119,278
Cash payments for income taxes, net of refunds	1,524	1,968

NON-CASH TRANSACTIONS:
(Decrease) increase due to deconsolidation of real estate fund investments:
Real estate fund investments	$(416,438)	$-
Loans payable to noncontrolling interests	(45,662)	-
Investments in unconsolidated real estate funds	27,292	-
Noncontrolling interests in consolidated real estate funds	(351,035)	-
Dividends and distributions declared but not yet paid	25,151	25,066
Change in fair value of interest rate swaps	33,812	18,602
Common shares issued upon redemption of common units	126,142	-
Additions to real estate included in accounts payable and accrued expenses	6,609	12,028
Purchases of marketable securities using restricted cash	139	1,293
Write-off of fully amortized and/or depreciated assets	8,475	889

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

We conduct our business through, and substantially all of our interests in properties and investments are held by the Operating Partnership.  We are the sole general partner of, and owned approximately 83.0% of, the Operating Partnership as of September 30, 2016. As of September 30, 2016, our portfolio consisted of 12 Class A office properties aggregating approximately 10.4 million square feet.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There were no material changes to our significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued an Accounting Standards Update (“ASU”) (“ASU 2014-09”) to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU 2014-09, which was subsequently amended by “ASU 2015-14,” “ASU 2016-08,” “ASU 2016-10” and “ASU 2016-12”, revises accounting guidance on revenue recognition and will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-02 on January 1, 2016, using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for Paramount Group Residential Development Fund, LP (the “Residential Fund”), which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. See Note 4, Real Estate Fund Investments.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued an update (“ASU 2016-02”) Leases to ASC Topic 842, Leases. ASU 2016-02 supersedes the provision of leasing guidance and establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements.

3.	Acquisitions

One Front Street

On September 12, 2016, we entered into an agreement to acquire One Front Street, a 651,000 square foot Class A office building, in San Francisco, California for $521,000,000. In connection therewith, we made a $50,000,000 non-refundable deposit, which is included in “other assets” on our consolidated balance sheet.  The transaction, which is subject to customary closing conditions, is expected to close by the end of the fourth quarter of 2016.

4.	Real Estate Fund Investments

On January 1, 2016, we adopted ASU 2015-02 Amendments to the Consolidation Analysis using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements.  See Note 2, Basis of Presentation and Significant Accounting Policies – Recently Issued Accounting Literature.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unconsolidated Real Estate Funds

The following tables summarize our investments in unconsolidated real estate funds as of September 30, 2016, and income or loss recognized from these investments for the three and nine months ended September 30, 2016.

(Amounts in thousands)	As of September 30, 2016
Our Share of Investments:
Property funds (1)	$20,813
Alternative investment fund (2)	4,708
Investments in unconsolidated real estate funds	$25,521

(1)

Represents our investments in Paramount Group Real Estate Fund II, L.P. (“Fund II”), Paramount Group Real Estate Fund III, L.P. (“Fund III”), and Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”).

(2)	Represents our investment in Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”).

	For the Three Months Ended	For the Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2016
Our Share of Net Loss:
Net investment income (loss)	$170	$(437)
Net unrealized losses	(361)	(2,939)
Carried interest	(1,063)	836
Loss from unconsolidated real estate funds (1)	$(1,254)	$(2,540)

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income for the three and nine months ended September 30, 2016.

As of September 30, 2016, we own a 10.0% interest in Fund II, a 3.1% interest in Fund III, and a 7.5% interest in Fund VII, which are accounted for under the equity method.  The following tables provide summarized financial information for Fund II, Fund III and Fund VII as of the dates and for the periods set forth below.

(Amounts in thousands)	As of September 30, 2016
Balance Sheets:	Fund II	Fund III	Fund VII
Real estate investments	$34,977	$26,424	$160,362
Cash and cash equivalents	604	1,185	852
Other assets	127	-	-
Total assets	$35,708	$27,609	$161,214

Other liabilities	$113	$80	$1,106
Total liabilities	113	80	1,106
Equity	35,595	27,529	160,108
Total liabilities and equity	$35,708	$27,609	$161,214

(Amounts in thousands)	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$1,389	$480	$1,233	$1,391	$480	$1,233
Investment expenses	668	55	501	2,051	193	1,512
Net investment income (loss)	721	425	732	(660)	287	(279)
Net unrealized (losses) gains	(40)	177	(4,815)	(31,918)	(10,551)	7,929
Income (loss) from real estate fund investments	$681	$602	$(4,083)	$(32,578)	$(10,264)	$7,650

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Real Estate Funds

Below is a summary of the fair value of our Property Funds and the Alternative Investment Fund that were consolidated on our balance sheet as of December 31, 2015 and income from fund investments for the three and nine months ended September 30, 2015.

(Amounts in thousands)	As of December 31, 2015
Real estate fund investments (1)	$416,438
Cash and other assets, net	7,050
Total real estate fund investments	423,488
Less: noncontrolling interests in consolidated real estate funds	(396,196)
Paramount Group, Inc.'s equity in real estate fund investments	$27,292

(1)	Represents the fair value of investments owned by Fund II, Fund III, Fund VII, Fund VII-H and Fund VIII.
	For the	For the
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2015
Net investment income	$3,206	$10,363
Net realized gains	11,955	11,955
Previously recorded unrealized gains on exited investments	(6,790)	(6,058)
Net unrealized gains	2,562	13,966
Income from real estate fund investments	10,933	30,226
Less: noncontrolling interests in consolidated real estate funds (1)	(8,763)	(19,283)
Income from real estate fund investments attributable to Paramount Group, Inc.	$2,170	$10,943

(1)

Includes $1,372 and $3,985 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the three and nine months ended September 30, 2015, respectively.

5.     Preferred Equity Investments

As of September 30, 2016, we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments.  The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount			As of
Preferred Equity Investment	Ownership	Dividend Rate	Initial Maturity	September 30, 2016	December 31, 2015
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,566	$35,305
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,241	18,636
Total preferred equity investments				$54,807	$53,941

(1)

Represents a $33,750 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 650,000 square foot office building in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% was paid in cash through February 2016 and the unpaid portion accreted to the balance of the investment.  Subsequent to February 2016, the entire 10.3% dividend is being paid in cash.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.     Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of September 30, 2016 and December 31, 2015 and income from these investments for the three and nine months ended September 30, 2016 and 2015.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2016	December 31, 2015
712 Fifth Avenue	50.0%	$3,081	$3,577
Oder-Center, Germany (1)	9.5%	3,469	3,525
Investments in unconsolidated joint ventures		$6,550	$7,102

(Amounts in thousands)	Paramount	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Our Share of Net Income:	Ownership	2016	2015	2016	2015
712 Fifth Avenue	50.0%	$1,772	$1,433	$5,233	$4,358
Oder-Center, Germany (1)	9.5%	20	25	58	86
Income from unconsolidated joint ventures		$1,792	$1,458	$5,291	$4,444

(1)	We account for our interest in Oder-Center, Germany on a one quarter lag basis.

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2016	December 31, 2015
Rental property, net	$208,578	$214,139
Other assets	42,534	41,337
Total assets	$251,112	$255,476

Notes and mortgages payable, net	$245,888	$245,582
Other liabilities	11,324	15,000
Total liabilities	257,212	260,582
Equity (1)	(6,100)	(5,106)
Total liabilities and equity	$251,112	$255,476

(1)

The carrying amount of our investment is greater than our share of the equity by approximately $6,130.  This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statements:	2016	2015	2016	2015
Rental income	$12,107	$12,575	$37,501	$37,021
Tenant reimbursement income	1,342	1,059	3,351	3,795
Fee and other income	418	287	1,613	910
Total revenues	13,867	13,921	42,465	41,726
Operating	6,081	5,500	17,073	17,557
Depreciation and amortization	3,193	2,945	9,244	8,829
Total expenses	9,274	8,445	26,317	26,386
Operating income	4,593	5,476	16,148	15,340
Interest and other income, net	16	3	49	8
Interest and debt expense	(2,787)	(2,687)	(8,287)	(8,726)
Unrealized gain on interest rate swaps	1,722	74	2,556	2,094
Net income	$3,544	$2,866	$10,466	$8,716

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.Intangible Assets and Liabilities

The following summarizes our intangible assets (primarily acquired above-market leases and acquired in-place leases) and intangible liabilities (primarily acquired below-market leases) as of September 30, 2016 and December 31, 2015.

	As of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Intangible assets:
Gross amount	$567,142	$655,194
Accumulated amortization	(160,956)	(143,987)
	$406,186	$511,207
Intangible liabilities:
Gross amount	$199,416	$221,672
Accumulated amortization	(55,219)	(41,931)
	$144,197	$179,741

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $3,112,000 and $1,477,000 for the three months ended September 30, 2016 and 2015, respectively, and $6,593,000 and $3,239,000 for the nine months ended September 30, 2016 and 2015, respectively.  The three and nine months ended September 30, 2016 include $2,485,000 and $10,315,000 of income, respectively, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification and $1,743,000 and $11,577,000 of expense, respectively, from the write-off above-market lease assets in connection with lease terminations.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$9,416
2018	10,054
2019	9,372
2020	7,929
2021	3,548

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $21,917,000 and $29,376,000 for the three months ended September 30, 2016 and 2015, respectively and $76,072,000 and $100,006,000 for the nine months ended September 30, 2016 and 2015, respectively.  Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)
2017	$54,057
2018	48,366
2019	43,754
2020	38,335
2021	26,355

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building located between Fifth Avenue and Avenue of the Americas in Midtown Manhattan. The new 10-year loan is interest-only at a fixed rate of 3.80%. We realized net proceeds of $64,538,000 after the repayment of the existing $413,490,000 loan and $21,972,000 of costs, primarily for swap breakage. The existing loan was scheduled to mature in December 2017 and had a weighted average interest rate of 4.23%.

The following is a summary of our outstanding debt.

	Maturity	Fixed/Variable	Interest Rate at	As of
(Amounts in thousands)	Date	Rate	September 30, 2016	September 30, 2016	December 31, 2015
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000	$1,000,000
	Dec-2022	Variable (2)	2.27%	13,544	13,544
			3.52%	1,013,544	1,013,544
900 Third Avenue (3)
	Nov-2017	Fixed (1)	5.98%	162,000	162,000
	Nov-2017	Variable (4)	1.79%	112,337	112,337
			4.26%	274,337	274,337
31 West 52nd Street
	May-2026	Fixed	3.80%	500,000	237,600
	n/a	Variable	n/a	-	175,890
			3.80%	500,000	413,490
One Market Plaza (49.0% interest)
	Dec-2019	Fixed (1)	6.13%	859,648	857,037
	Dec-2019	Variable (5)	4.73%	9,578	-
			6.12%	869,226	857,037

Waterview (6)	June-2017	Fixed	5.76%	210,000	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	88,042	89,116
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total notes and mortgages payable			4.60%	$3,039,149	$2,941,524
Less: deferred financing costs				(22,552)	(18,914)
Total notes and mortgages payable, net				$3,016,597	$2,922,610

$1.0 Billion Revolving Credit Facility
($200,000 reserved for
outstanding letters of credit)	Nov-2018	Variable	1.77%	$50,000	$20,000

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000, at LIBOR plus 175 basis points, if certain performance hurdles relating to the property are satisfied.
(3)	We repaid this loan on October 6, 2016. See Note 22, Subsequent Events.
(4)	Includes $7,710 outstanding under a $10,000 line of credit at LIBOR plus 150 basis points and an additional liquidity premium of 66 basis points.
(5)	Represents amounts outstanding under a $20,136 line of credit at LIBOR plus 300 basis points and an additional liquidity premium of 120 basis points.
(6)	We repaid this loan on October 7, 2016. See Note 22, Subsequent Events.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.     Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash.  As of September 30, 2016, the fair value of these derivative obligations was $82,046,000, which was recorded as a liability and reflected as “interest rate swap liabilities” on our consolidated balance sheet.

Interest Rate Swaps – Non-designated Hedges

As of September 30, 2016, we had 11 interest rate swaps with an aggregate notional amount of $1.0 billion that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings.  We recognized unrealized gains from the changes in the fair value of these interest rate swaps of $12,728,000 and $15,772,000 for the three months ended September 30, 2016 and 2015, respectively and $29,661,000 and $49,497,000 for the nine months ended September 30, 2016 and 2015, respectively. The table below provides additional details on our interest rate swaps that are not designated as hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2016	December 31, 2015
(Amounts in thousands)
One Market Plaza	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$31,383	$55,404
900 Third Avenue (1)	162,000	Nov-2007	Nov-2017	4.78%	7,610	11,630
31 West 52nd Street (2)	-	n/a	n/a	n/a	-	17,661
Total interest rate swap liabilities related to non-designated hedges					$38,993	$84,695

(1)	Terminated in connection with the repayment of this loan on October 6, 2016. See Note 22, Subsequent Events.
(2)	Terminated in connection with the refinancing of 31 West 52nd Street. See Note 8, Debt.

Interest Rate Swaps – Designated as Cash Flow Hedges

As of September 30, 2016, we had three interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges.  We also have entered into a forward starting interest rate swap with an aggregate notional amount of $400,000,000 to extend the maturity of one of the three swaps for an additional year.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in accumulated other comprehensive loss (outside of earnings). We recognized other comprehensive income of $7,802,000 and other comprehensive loss of $18,602,000 for the three months ended September 30, 2016 and 2015, respectively, and other comprehensive losses of $33,812,000 and $18,602,000 for the nine months ended September 30, 2016 and 2015, respectively, from the changes in the fair value of these interest rate swaps.  During the next twelve months, we estimate that $11,127,000 of the amounts recognized in accumulated other comprehensive loss will be reclassified as an increase to interest expense.  The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2016	December 31, 2015
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec-2015	Dec-2020 - Dec-2022	1.79%	$39,201	$9,204
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	3,852	37
Total interest rate swap liabilities related to cash flow hedges					$43,053	$9,241

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.     Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss, by component for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2016	2015		2016	2015
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive loss (1)	$3,727	$(14,959)		$(35,554)	$(14,959)
Amounts reclassified from accumulated other comprehensive loss into interest expense (1)	2,747	-	(2)	8,323	-	(2)
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive loss (1) (3)	(68)	63		(18)	(430)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-		-	-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.
(2)	There were no reclassifications from accumulated other comprehensive loss into interest expense as each swap was a forward starting interest rate swap.
(3)

Balance held in accumulated other comprehensive loss relates to foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive loss during any of the periods set forth above.

11.     Noncontrolling Interests

Consolidated Real Estate Funds

At December 31, 2015, noncontrolling interest in consolidated real estate funds aggregated $414,637,000 and consisted of equity interest in the real estate funds that were not wholly owned by us, but were required to be consolidated into our consolidated financial statements because we were the sole general partner of such funds.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. See Note 4, Real Estate Fund Investments. As of September 30, 2016, the noncontrolling interest in consolidated real estate funds aggregated $62,790,000 and represents the noncontrolling interest of the Residential Fund.

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consists of equity interests held by third parties in properties and investments that are consolidated into our consolidated financial statements because we exercise control over the entities that own such properties and investments. As of September 30, 2016 and December 31, 2015, noncontrolling interests in consolidated joint ventures on our consolidated balance sheets was comprised of the equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings, L.P. and aggregated to $244,234,000 and $236,849,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of September 30, 2016 and December 31, 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $758,940,000 and $898,047,000, respectively and a redemption value of $736,187,000 and $935,048,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Variable Interest Entities (“VIEs”)

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

Consolidated VIEs

We are the sole general partner of, and own approximately 83.0% of, the Operating Partnership as of September 30, 2016. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership.  As of September 30, 2016, the Operating Partnership held variable interests in the entities owning certain real estate fund investments, preferred equity and a property that were determined to be VIEs.  As of December 31, 2015, the Operating Partnership held variable interests in the entities owning certain funds that were determined to be VIEs.  The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Rental property, net	$1,336,805	$63,511
Investments, at fair value	-	8,025
Cash and restricted cash	15,935	497
Preferred equity investments	54,807	-
Deferred rent receivable	27,796	-
Accounts and other receivables	977	-
Deferred charges, net	5,807	-
Intangible assets, net	56,241	-
Other assets	1,541	-
Total VIE assets	$1,499,909	$72,033

Notes and mortgages payable, net	$869,226	$-
Loans payable to noncontrolling interests	-	45,662
Accounts payable and other accrued expenses	23,175	-
Intangible liabilities, net	52,612	-
Interest rate swap liabilities	31,383	-
Other liabilities	109	195
Total VIE liabilities	$976,505	$45,857

Unconsolidated VIEs

The adoption of ASU 2015-02 using the modified retrospective method resulted in the deconsolidation of all of our real estate funds that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost.  The table below summarizes our investments in these unconsolidated real estate funds that are VIEs.

	As of September 30, 2016
		Asset Management Fees	Maximum Risk
(Amounts in thousands)	Investments	and other Receivables	Risk of Loss
Unconsolidated real estate funds	$25,521	$1,231	$26,752

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets), real estate fund investments and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities at September 30, 2016 and December 31, 2015, based on their levels in the fair value hierarchy.

	As of September 30, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,011	$22,011	$-	$-
Total assets	$22,011	$22,011	$-	$-

Interest rate swap liabilities	$82,046	$-	$82,046	$-
Total liabilities	$82,046	$-	$82,046	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$248,824	$-	$-	$248,824
Investment in Alternative Investment Fund	167,614	-	-	167,614
Total real estate fund investments	416,438	-	-	416,438
Marketable securities	21,521	21,521	-	-
Total assets	$437,959	$21,521	$-	$416,438

Interest rate swap liabilities	$93,936	$-	$93,936	$-
Total liabilities	$93,936	$-	$93,936	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Property Funds

As of December 31, 2015, the Property Funds had four investments.  These investments were classified as Level 3. We used a discounted cash flow valuation technique to estimate the fair value of each of these investments, which was updated quarterly by personnel responsible for the management of each investment and reviewed by senior management at each reporting period. The discounted cash flow valuation technique required us to estimate cash flows for each investment over the anticipated holding period, which ranged from 1.0 to 10.0 years.  Cash flows were derived from property rental revenue (base rents plus reimbursements) less operating expenses, real estate taxes and capital and other costs, plus projected sales proceeds in the year of exit. Property rental revenue was based on leases currently in place and our estimates for future leasing activity, which were based on market rents for similar space. Similarly, estimated real estate taxes and operating expenses were based on amounts incurred in the period plus a projected growth factor for future periods. Anticipated sales proceeds at the end of an investment’s expected holding period were determined based on the net cash flow of the investment in the year of exit, divided by a terminal capitalization rate, less estimated selling costs.  The fair value of each property was calculated by discounting future cash flows (including anticipated sales proceeds), using an appropriate discount rate.  The fair value of the investment was calculated by subtracting property level debt, if any, from the fair value of the property.

Significant unobservable inputs used in determining the fair value of each investment included capitalization rates and discount rates. These rates were based on, among other factors, location and type of property.  Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the Property Fund investments as of December 31, 2015.

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

Alternative Investment Fund

As of December 31, 2015, the investments in the Alternative Investment Fund were comprised of mezzanine loans and a senior mortgage loan. These investments were classified as Level 3. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required and discounting it back to its present value at the appropriate risk adjusted interest rate. The balances were updated quarterly by a third party and reviewed by senior management at each reporting period.

Significant unobservable inputs used in determining the fair value of these investments included preferred returns and credit spreads. Significant increases (decreases) in any of these inputs in isolation would have resulted in a significantly lower (higher) fair value, respectively. Significant unobservable quantitative inputs in the table below were utilized in determining the fair value of the investment in the Alternative Investment Fund as of December 31, 2015.

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

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of cash equivalents and would be classified as Level 1 as their carrying amount approximates their fair value, due to their short-term nature.  Financial liabilities not measured at fair value include notes and mortgages payable and the revolving credit facility.  Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash payments we would be required to make under the instrument. These instruments would be classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$53,984	$53,984	$118,561	$118,561
Total assets	$53,984	$53,984	$118,561	$118,561

	As of September 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,039,149	$3,032,932	$2,941,524	$2,907,242
Revolving credit facility	50,000	50,009	20,000	20,723
Total liabilities	$3,089,149	$3,082,941	$2,961,524	$2,927,965

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016		2015
Fee income
Property management	$1,404	$1,559	$4,464		$4,274
Asset management (1)	2,003	-	5,500		-
Acquisition and leasing	244	400	873		669
Other	325	126	731		457
Total fee income	3,976	2,085	11,568		5,400
Lease termination income	3,460	50	14,508	(2)	688
Other income (3)	2,885	4,716	11,910		10,206
Total fee and other income	$10,321	$6,851	$37,986		$16,294

(1)

As a result of deconsolidating our real estate funds that were accounted for at fair value, on January 1, 2016, asset management fees are now included in fee income as opposed to a reduction of income attributable to noncontrolling interests in consolidated real estate funds in the prior periods. See Note 4, Real Estate Fund Investments.

(2)	The nine months ended September 30, 2016 includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(3)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

15.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Preferred equity investment income (1)	$1,460	$-	$4,299	$-
Interest income	103	177	533	448
Mark-to-market of investments in our deferred compensation plans (2)	736	(1,940)	197	(845)
Total interest and other income (loss), net	$2,299	$(1,763)	$5,029	$(397)

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $355 and $1,047 for the three and nine months ended September 30, 2016, respectively. See Note 5, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in “general and administrative” expenses.

16.     Interest and Debt Expense

          The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest expense	$36,820	$42,237	$109,285	$125,191
Amortization of deferred financing costs	1,458	584	4,121	1,754
Total interest and debt expense	$38,278	$42,821	$113,406	$126,945

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.  Incentive Compensation

       Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  As of September 30, 2016, we have 12,227,090 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan.  Stock-based compensation expense was $2,583,000 and $1,613,000 for the three months ended September 30, 2016 and 2015, respectively, and $8,766,000 and $6,018,000 for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 includes $1,855,000 and $1,861,000 of expense, respectively, related to the acceleration of vesting of stock awards in connection with certain separation agreements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.    Earnings Per Share

The following table provides a summary of net (loss) income and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net (loss) income attributable to common stockholders	$(139)	$1,116	$(3,445)	$(13,324)
Earnings allocated to unvested participating securities	(9)	-	(28)	-
Numerator for (loss) income per common share - basic and diluted	$(148)	$1,116	$(3,473)	$(13,324)
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	219,394	212,107	216,318	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-	1	-	-
Denominator for diluted (loss) income per common share - weighted average shares	219,394	212,108	216,318	212,107

(Loss) income per common share - basic and diluted	$(0.00)	$0.01	$(0.02)	$(0.06)

(1)

The effect of dilutive securities for the three months ended September 30, 2016 and 2015 excludes 46,930 and 53,360 weighted average share equivalents, respectively, and 49,854 and 53,252 weighted average share equivalents for the nine months ended September 30, 2016 and 2015 respectively, as their effect was anti-dilutive.

19.	Related Party

Due to Affiliates

As of September 30, 2016 and December 31, 2015, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%.  For the three months ended September 30, 2016 and 2015, we recognized $43,000 and $32,000, respectively, of interest expense and for the nine months ended September 30, 2016 and 2015, we recognized $112,000 and 101,000, respectively, of interest expense in connection with these notes.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $195,000 and $314,000 for the three months ended September 30, 2016 and 2015 and $594,000 and $562,000 for the for the nine months ended September 30, 2016 and 2015, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2016, amounts owed to us under these agreements aggregated $80,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds.  During the three and nine months ended September 30, 2016, we recognized $3,227,000 and $7,826,000, respectively, of fee income in connection with these agreements. As of September 30, 2016, amounts owed to us under these agreements aggregated $1,499,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. During the three and nine months ended September 30, 2016, we incurred $137,000 and $694,000 of expense, respectively, in connection with these agreements, which is included as a component of “acquisition and transaction related costs” on our consolidated statements of income.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which, leases 6,790 square feet at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture.  During the three and nine months ended September 30, 2016, we recognized $101,000 and $305,000, respectively, for our pro rata share of rental income from this lease.

20.	Commitments and Contingencies

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2016, we believe we are in compliance with all of our covenants.

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

60 Wall Street - Option Agreement

We own an interest in 60 Wall Street, a 47-story, 1.6 million square foot office building, located in the heart of New York’s financial district through Fund II and Fund III, which collectively own an aggregate of 62.3% of a joint venture that owns the property, and the remainder is owned by the funds’ joint venture partner. In connection with the formation transactions, we entered into an option agreement with each of Fund II and Fund III pursuant to which we have the right to acquire their joint venture interests in the property. We have the right to acquire these interests at any time before November 24, 2016 (two years after the completion of the initial public offering) at a purchase price equal to (i) the fair value of the property (subject to a minimum floor price) as set forth in the option agreement, and (ii) the net assets and liabilities of the joint venture. We can acquire these interests for either cash, or shares of our common stock, based on the fair value at the time the option is exercised. Our acquisition of these interests upon exercise of the option will be subject to Fund II and Fund III obtaining all applicable consents or waivers, including the consent or waiver of any lenders or tenants to the extent required. The purchase option contains provisions wherein the purchase price could increase to the extent we enter into any new lease or lease amendment at the property within 90 days after the closing that would have resulted in the fair value of the property increasing by more than one percent if such lease or lease amendment had been in place as of the date used to determine the fair value of the property. If we were to exercise the option, we have agreed to provide our joint venture partner with the right to “tag-along” and transfer their interests in the joint venture that owns the property at the same purchase price. If we were to exercise the option and our joint venture partner did not exercise its right to “tag-along”, we would continue to act as the general partner of the joint venture that is in charge of the property’s day-to-day operations. We are currently evaluating various alternatives with respect to exercising our option.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	Segments Disclosure

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

The following tables provide NOI for each reportable segment for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$167,342	$113,029	$22,229	$31,441	$643
Property-related operating expenses	(64,025)	(45,748)	(8,322)	(7,994)	(1,961)
NOI from unconsolidated joint ventures	3,974	3,893	-	-	81
NOI (1)	$107,291	$71,174	$13,907	$23,447	$(1,237)

	For the Three Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$165,641	$114,747	$21,117	$29,156	$621
Property-related operating expenses	(63,354)	(45,709)	(8,285)	(7,267)	(2,093)
NOI from unconsolidated joint ventures	4,303	4,210	-	-	93
NOI (1)	$106,590	$73,248	$12,832	$21,889	$(1,379)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$504,971	$346,683	$63,689	$92,762	$1,837
Property-related operating expenses	(186,964)	(132,428)	(24,691)	(22,426)	(7,419)
NOI from unconsolidated joint ventures	12,938	12,696	-	-	242
NOI (1)	$330,945	$226,951	$38,998	$70,336	$(5,340)

	For the Nine Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$486,480	$339,418	$61,341	$83,820	$1,901
Property-related operating expenses	(183,019)	(131,412)	(23,989)	(21,061)	(6,557)
NOI from unconsolidated joint ventures	12,362	12,084	-	-	278
NOI (1)	$315,823	$220,090	$37,352	$62,759	$(4,378)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
NOI	$107,291	$106,590	$330,945	$315,823
Add (subtract) adjustments to arrive to net income (loss):
Fee income	3,976	2,085	11,568	5,400
Depreciation and amortization expense	(66,376)	(70,654)	(208,475)	(223,658)
General and administrative expenses	(13,235)	(6,666)	(39,335)	(28,412)
Acquisition and transaction related costs	(282)	(485)	(1,725)	(3,960)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	-	-	(5,872)
NOI from unconsolidated joint ventures	(3,974)	(4,303)	(12,938)	(12,362)
Income from unconsolidated joint ventures	1,792	1,458	5,291	4,444
Income from real estate fund investments	-	10,933	-	30,226
Loss from unconsolidated real estate funds	(1,254)	-	(2,540)	-
Interest and other income (loss), net	2,299	(1,763)	5,029	(397)
Interest and debt expense	(38,278)	(42,821)	(113,406)	(126,945)
Unrealized gain on interest rate swaps	12,728	15,772	29,661	49,497
Net income before income taxes	4,687	10,146	4,075	3,784
Income tax (expense) benefit	(218)	(789)	817	(2,706)
Net income	4,469	9,357	4,892	1,078
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	67	(7,936)	819	(16,677)
Consolidated joint ventures	(4,703)	(33)	(10,062)	(964)
Operating Partnership	28	(272)	906	3,239
Net (loss) income attributable to common stockholders	$(139)	$1,116	$(3,445)	$(13,324)

The following table provides the selected balance sheet data for each of our reportable segments as of September 30, 2016.

(Amounts in thousands)	As of September 30, 2016
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,340,048	$5,621,258	$1,065,587	$1,366,539	$286,664
Total liabilities	3,477,758	1,936,170	406,449	970,826	164,313
Total equity	4,862,290	3,685,088	659,138	395,713	122,351

22.	Subsequent Events

On October 6, 2016, we completed an $850,000,000 financing of 1301 Avenue of the Americas, a 1.8 million square foot Class A office building in New York.  The five-year interest-only loan matures in October 2021, has two one-year extension options and has an initial weighted average interest rate of 2.77%, based on a $500,000,000 tranche at a fixed rate of 3.05% and a $350,000,000 tranche at a floating rate of LIBOR plus 180 basis points (2.36% at closing). We retained net proceeds of $827,187,000 after closing costs.

On October 6, 2016, we repaid the $274,337,000 mortgage loan on 900 Third Avenue, a 596,270 square foot Class A office building in New York. The loan was scheduled to mature in November 2017 and had a weighted average interest rate of 4.26%. In connection with the repayment, we incurred $7,729,000 of swap breakage costs.

On October 7, 2016, we repaid the $210,000,000 mortgage loan on Waterview, a 647,243 square foot office building in Washington, D.C. The loan was scheduled to mature in June 2017 and had a fixed interest rate of 5.76%.  In connection with the repayment, we incurred $4,734,000 of defeasance costs.

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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 83.0% of, the Operating Partnership as of September 30, 2016.

Acquisitions

On September 12, 2016, we entered into an agreement to acquire One Front Street, a 651,000 square foot Class A office building, in San Francisco, California for $521,000,000. In connection therewith, we made a $50,000,000 non-refundable deposit, which is included in “other assets” on our consolidated balance sheet.  The transaction, which is subject to customary closing conditions, is expected to close by the end of the fourth quarter of 2016.

Financings

On October 6, 2016, we completed an $850,000,000 financing of 1301 Avenue of the Americas, a 1.8 million square foot Class A office building in New York.  The five-year interest-only loan matures in October 2021, has two one-year extension options and has an initial weighted average interest rate of 2.77%, based on a $500,000,000 tranche at a fixed rate of 3.05% and a $350,000,000 tranche at a floating rate of LIBOR plus 180 basis points (2.36% at closing).  We retained net proceeds of $330,387,000 after closing costs and the repayment of the existing debt at 900 Third Avenue and Waterview, including swap breakage and defeasance costs. We plan to use the remaining proceeds to fund a portion of the acquisition of One Front Street, which is expected to close by the end of the fourth quarter of 2016.

Leasing Activity

Three Months Ended September 30, 2016

In the three months ended September 30, 2016, we leased 188,840 square feet at a weighted average initial rent of $60.91 per square foot. This leasing activity, offset by lease expirations during the three months, decreased portfolio wide leased occupancy by 60 basis points to 92.3% at September 30, 2016 from 92.9% at June 30, 2016. The decrease in leased occupancy was driven by lease expirations in our New York portfolio, partially offset by an increase in leased occupancy in our Washington, D.C. portfolio. Of the 188,840 square feet leased in the three months, 142,623 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 29.7% on a GAAP basis and 6.1% on a cash basis.  The weighted average lease term for leases signed during the three months was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $5.44 per square foot per annum, or 8.9% of initial rent.  The rental rates for the three months ended September 30, 2016 includes the effect of a 36,580 square foot above-market lease in our New York portfolio that was terminated and subsequently released at market rates. Excluding the impact of this lease, we achieved rental rate increases of 31.0% and 22.6% on a GAAP basis and cash basis, respectively.

New York:

In the three months ended September 30, 2016, we leased 139,935 square feet in our New York portfolio, at a weighted average initial rent of $56.17 per square foot. This leasing activity, offset by lease expirations during the three months, caused our New York portfolio leased occupancy to decrease by 140 basis points to 90.4% at September 30, 2016 from 91.8% at June 30, 2016. Of the 139,935 square feet leased in the three months, 133,716 square feet represents second generation space for which we achieved rental rate increases of 26.1% on a GAAP basis and 4.7% on a cash basis. The weighted average lease term for leases signed during the three months was 8.1 years and weighted average tenant improvements and leasing commissions on these leases were $2.41 per square foot per annum, or 4.3% of initial rent. The rental rates for the three months ended September 30, 2016 includes the effect of the aforementioned 36,580 square foot above-market lease that was terminated and subsequently released at market rates. Excluding the impact of this lease, we achieved rental rate increases of 24.9% and 23.1% on a GAAP basis and cash basis, respectively, for our New York portfolio.

Washington, D.C.:

In the three months ended September 30, 2016, we leased 30,727 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $70.51 per square foot. This leasing activity during the three months caused our Washington, D.C. portfolio leased occupancy to increase by 190 basis points to 94.3% at September 30, 2016 from 92.4% at June 30, 2016.  All of the space leased in the three months was previously vacant.  The weighted average lease term for leases signed during the three months was 12.1 years and weighted average tenant improvements and leasing commissions on these leases were $14.70 per square foot per annum, or 20.8% of initial rent.

San Francisco:

In the three months ended September 30, 2016, we leased 18,178 square feet at One Market Plaza at a weighted average initial rent of $107.03 per square foot. This asset continues to remain very strongly leased at 98.8% as of September 30, 2016, an increase of 40 basis points from 98.4% at June 30, 2016.  All of the space leased in the three months represents second generation space, of which our pro rata share was 8,907 square feet, for which we achieved rental rate increases of 66.6% on a GAAP basis and 20.3% on a cash basis. The weighted average lease term for leases signed during the three months was 5.4 years and weighted average tenant improvements and leasing commissions on these leases were $7.13 per square foot per annum, or 6.7% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended September 30, 2016	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	188,840	139,935	30,727	18,178
Pro rata share of total square feet leased:	175,850	136,216	30,727	8,907
Initial rent (1)	$60.91	$56.17	$70.51	$107.03
Weighted average lease term (in years)	8.6	8.1	12.1	5.4

Tenant improvements and leasing commissions:
Per square foot	$46.94	$19.44	$178.21	$38.37
Per square foot per annum	$5.44	$2.41	$14.70	$7.13
Percentage of initial rent	8.9%	4.3%	20.8%	6.7%

Rent concessions:
Average free rent period (in months)	3.2	2.8	5.3	2.5
Average free rent period per annum (in months)	0.4	0.3	0.4	0.5

Second generation space: (2)
Square feet	142,623	133,716	-	8,907
GAAP basis:
Straight-line rent	$55.73	$52.21	$-	$114.78
Prior straight-line rent	$42.97	$41.42	$-	$68.91
Percentage increase	29.7%	26.1%	-	66.6%
Cash basis:
Initial rent (1)	$57.65	$54.71	$-	$107.03
Prior escalated rent (3)	$54.34	$52.28	$-	$88.96
Percentage increase	6.1%	4.7%	-	20.3%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Nine Months Ended September 30, 2016

In the nine months ended September 30, 2016, we leased 492,687 square feet at a weighted average initial rent of $70.18 per square foot. This leasing activity, offset by lease expirations during the nine months, decreased portfolio wide leased occupancy by 300 basis points to 92.3% at September 30, 2016 from 95.3% at December 31, 2015. The decrease in leased occupancy was driven by lease expirations in our New York portfolio, partially offset by an increase in leased occupancy in our Washington, D.C. portfolio. Of the 492,687 square feet leased in the nine months, 275,719 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 18.8% on a GAAP basis and 5.0% on a cash basis.  The weighted average lease term for leases signed during the nine months was 7.7 years and weighted average tenant improvements and leasing commissions on these leases were $6.79 per square foot per annum, or 9.7% of initial rent.  The rental rates for the nine months ended September 30, 2016 includes the effect of two above-market leases in our New York portfolio aggregating 89,135 square feet that were terminated and subsequently released at market rates.  Excluding the impact of these leases, we achieved rental rate increases of 25.3% and 24.1% on a GAAP basis and cash basis, respectively.

New York:

In the nine months ended September 30, 2016, we leased 361,033 square feet in our New York portfolio, at a weighted average initial rent of $68.02 per square foot. This leasing activity, offset by lease expirations during the nine months, caused our New York portfolio leased occupancy to decrease by 530 basis points to 90.4% at September 30, 2016 from 95.7% at December 31, 2015. Of the 361,033 square feet leased in the nine months, 243,741 square feet represents second generation space for which we achieved rental rate increases of 17.2% on a GAAP basis and 1.2% on a cash basis. The weighted average lease term for leases signed in the nine months was 7.7 years and weighted average tenant improvements and leasing commissions on these leases were $5.48 per square foot per annum, or 8.1% of initial rent. The rental rates for the nine months ended September 30, 2016 includes the effect of the aforementioned above-market leases aggregating 89,135 square feet that were terminated and subsequently released at market rates. Excluding the impact of these leases, we achieved rental rate increases of 24.1% and 20.9% on a GAAP basis and cash basis, respectively, for our New York portfolio.

Washington, D.C.:

In the nine months ended September 30, 2016, we leased 68,872 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $71.13 per square foot. This leasing activity increased our Washington, D.C. portfolio leased occupancy by 400 basis points to 94.3% at September 30, 2016 from 90.3% at December 31, 2015.  The majority of the space leased in the nine months ended September 30, 2016 was previously vacant.  The weighted average lease term for leases signed in the nine months was 8.4 years and weighted average tenant improvements and leasing commissions on these leases were $12.89 per square foot per annum, or 18.1% of initial rent.

San Francisco:

In the nine months ended September 30, 2016, we leased 62,782 square feet at One Market Plaza at a weighted average initial rent of $94.51 per square foot. This asset continues to remain very strongly leased at 98.8% as of September 30, 2016, an increase of 40 basis points from 98.4% at December 31, 2015. Of the 62,782 square feet leased in 2016, 28,045 square feet represents second generation space, for which we achieved rental rate increases of 33.8% on a GAAP basis and 41.4% on a cash basis. The weighted average lease term for leases signed in the nine months was 5.7 years and weighted average tenant improvements and leasing commissions on these leases were $5.81 per square foot per annum, or 6.1% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Nine Months Ended September 30, 2016	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	492,687	361,033	68,872	62,782
Pro rata share of total square feet leased:	431,534	331,899	68,872	30,763
Initial rent (1)	$70.18	$68.02	$71.13	$94.51
Weighted average lease term (in years)	7.7	7.7	8.4	5.7

Tenant improvements and leasing commissions:
Per square foot	$52.18	$42.20	$108.15	$33.15
Per square foot per annum	$6.79	$5.48	$12.89	$5.81
Percentage of initial rent	9.7%	8.1%	18.1%	6.1%

Rent concessions:
Average free rent period (in months)	5.3	5.8	4.5	1.2
Average free rent period per annum (in months)	0.7	0.8	0.5	0.2

Second generation space: (2)
Square feet	275,719	243,741	3,933	28,045
GAAP basis:
Straight-line rent	$68.12	$64.87	$80.13	$96.32
Prior straight-line rent	$57.32	$55.37	$80.10	$71.96
Percentage increase	18.8%	17.2%	0.0%	33.8%
Cash basis:
Initial rent (1)	$70.69	$67.97	$79.82	$94.51
Prior escalated rent (3)	$67.31	$67.17	$78.95	$66.81
Percentage increase	5.0%	1.2%	1.1%	41.4%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results

Three Months Ended September 30, 2016 and 2015

Net loss attributable to common stockholders was $139,000, or $0.00 per diluted share, for the three months ended September 30, 2016, compared to net income attributable to stockholders of $1,116,000, or $0.01 per diluted share, for the three months ended September 30, 2015. Funds from Operations (“FFO”) attributable to common stockholders was $50,615,000, or $0.23 per diluted share, for the three months ended September 30, 2016, compared to $51,810,000, or $0.24 per diluted share, for the three months ended September 30, 2015. FFO attributable to common stockholders for the three months ended September 30, 2016 and 2015 includes the impact of non-core items, which are listed in the table on page 62.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended September 30, 2016 and 2015 by $6,523,000 and $9,480,000, or $0.03 and $0.04 per diluted share, respectively. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 62, was $44,092,000, or $0.20 per diluted share, for the three months ended September 30, 2016, compared to $42,330,000, or $0.20 per diluted share, for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Net loss attributable to common stockholders was $3,445,000, or $0.02 per diluted share, for the nine months ended September 30, 2016, compared to $13,324,000, or $0.06 per diluted share, for the nine months ended September 30, 2015.  FFO attributable to common stockholders was $154,106,000, or $0.71 per diluted share, for the nine months ended September 30, 2016, compared to $147,790,000, or $0.70 per diluted share, for the nine months ended September 30, 2015. FFO attributable to common stockholders for the nine months ended September 30, 2016 and 2015 includes the impact of non-core items, which are listed in the table on page 62.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the nine months ended September 30, 2016 and 2015 by $11,633,000 and $20,182,000, or $0.05 and $0.10 per diluted share, respectively. Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 62, was $142,473,000, or $0.66 per diluted share, for the nine months ended September 30, 2016, compared to $127,608,000, or $0.60 per diluted share for the nine months ended September 30, 2015.

See page 62 “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”)” for a reconciliation of net income to FFO attributable to common stockholders and Core FFO attributable to common stockholders and the reasons why we believe these non-GAAP measures are useful.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Segment Reporting

Our determination of segments is primarily based on our method of internal reporting. On January 1, 2016, as a result of certain organizational and operational changes, we redefined our reportable segments to be aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. Accordingly, our reportable segments were separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. In connection therewith, we have reclassified the prior period segment financial data to conform to the current period presentation.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued an Accounting Standards Update (“ASU”) (“ASU 2014-09”) to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  ASU 2014-09, which was subsequently amended by “ASU 2015-14,” “ASU 2016-08,” “ASU 2016-10” and “ASU 2016-12”, revises accounting guidance on revenue recognition and will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In June 2014, the FASB issued an update (“ASU 2014-12”) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-02 on January 1, 2016, using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for Paramount Group Residential Development Fund, LP (the “Residential Fund”), which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. See Note 4, Real Estate Fund Investments.

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

In February 2016, the FASB issued an update (“ASU 2016-02”) Leases to ASC Topic 842, Leases. ASU 2016-02 supersedes the provision of leasing guidance and establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting to ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

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

In August 2016, the FASB issued an update (“ASU 2016-15”) Classification of Certain Cash Receipts and Cash Payments to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2016-15 on our consolidated financial statements.

Results of Operations – Three Months Ended September 30, 2016 Compared to September 30, 2015

The following pages summarize our consolidated results of operations for the three months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$149,019	$146,470	$2,549
Tenant reimbursement income	11,978	14,405	(2,427)
Fee and other income	10,321	6,851	3,470
Total revenues	171,318	167,726	3,592
EXPENSES:
Operating	64,025	63,354	671
Depreciation and amortization	66,376	70,654	(4,278)
General and administrative	13,235	6,666	6,569
Acquisition and transaction related costs	282	485	(203)
Total expenses	143,918	141,159	2,759
Operating income	27,400	26,567	833
Income from real estate fund investments	-	10,933	(10,933)
Loss from unconsolidated real estate funds	(1,254)	-	(1,254)
Income from unconsolidated joint ventures	1,792	1,458	334
Interest and other income (loss), net	2,299	(1,763)	4,062
Interest and debt expense	(38,278)	(42,821)	4,543
Unrealized gain on interest rate swaps	12,728	15,772	(3,044)
Net income before income taxes	4,687	10,146	(5,459)
Income tax expense	(218)	(789)	571
Net income	4,469	9,357	(4,888)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	67	(7,936)	8,003
Consolidated joint ventures	(4,703)	(33)	(4,670)
Operating Partnership	28	(272)	300
Net (loss) income attributable to common stockholders	$(139)	$1,116	$(1,255)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $171,318,000 for the three months ended September 30, 2016, compared to $167,726,000 for the three months ended September 30, 2015, an increase of $3,592,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Same store operations	$3,078	$476		$798	$1,784	(1)	$20
Other, net	(529)	(369)		-	(160)		-
Increase in rental income	$2,549	$107		$798	$1,624		$20

Tenant reimbursement income
Same store operations	$(2,427)	$(3,246)	(2)	$274	$545		$-
(Decrease) increase in tenant
reimbursement income	$(2,427)	$(3,246)		$274	$545		$-

Fee and other income
Property management	$(155)	$-		$-	$-		$(155)
Asset management	2,003	-		-	-		2,003	(3)
Acquisition and leasing	(156)	-		-	-		(156)
Other	199	-		-	-		199
Increase in fee income	1,891	-		-	-		1,891
Lease termination income	3,410	3,259		-	151		-
Other income	(1,831)	(1,838)		40	(35)		2
Increase in other income	1,579	1,421		40	116		2
Increase in fee and other income	$3,470	$1,421		$40	$116		$1,893

Total increase (decrease) in revenues	$3,592	$(1,718)		$1,112	$2,285		$1,913

(1)	Primarily due to an increase in occupancy.
(2)	Primarily due to a decrease in occupancy and leases with tenants that have new base years.
(3)

Represents asset management fees earned from our unconsolidated real estate funds for the three months ended September 30, 2016. The asset management fees for the three months ended September 30, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and acquisition and transaction related costs, were $143,918,000 for the three months ended September 30, 2016, compared to $141,159,000 for the three months ended September 30, 2015, an increase of $2,759,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Same store operations	$838	$201		$33	$736	$(132)
Bad debt expense	(167)	(162)		4	(9)	-
Increase (decrease) in operating	$671	$39		$37	$727	$(132)

Depreciation and amortization
Operations	$(8,620)	$(9,178)	(1)	$460	$109	$(11)
Other, net	4,342	4,098	(2)	-	-	244
(Decrease) increase in depreciation
and amortization	$(4,278)	$(5,080)		$460	$109	$233

General and administrative
Operations	$3,893	$-		$-	$-	$3,893	(3)
Mark-to-market of investments
in our deferred compensation plan	2,676	-		-	-	2,676	(4)
Increase in general
and administrative	$6,569	$-		$-	$-	$6,569

Decrease in acquisition and
transaction related costs	$(203)	$-		$-	$-	$(203)

Total increase (decrease) in expenses	$2,759	$(5,041)		$497	$836	$6,467

(1)	Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(2)	Represents acceleration in the amortization of tenant improvements and in-place lease assets in connection with a tenant’s lease modification.
(3)	Increase primarily due to higher professional fees and non-cash stock-based compensation expense.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

Income from Real Estate Fund Investments

Income from real estate fund investments was $10,933,000 for the three months ended September 30, 2015, and represents income from our consolidated real estate funds that were accounted for at fair value.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of these funds. The following table sets forth the details of income from these funds, including our share thereof.

For the
Three Months Ended
(Amounts in thousands)	September 30, 2015
Net investment income	$3,206
Net realized gains	11,955
Previously recorded unrealized gains on exited investments	(6,790)
Net unrealized gains	2,562
Income from real estate fund investments	10,933
Less: noncontrolling interests in consolidated real estate funds (1)	(8,763)
Income from real estate fund investments attributable to Paramount Group, Inc.	$2,170

(1)	Includes $1,372 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the three months ended September 30, 2015.

Loss from Unconsolidated Real Estate Funds

Prior to January 1, 2016, these funds were consolidated into our consolidated financial statements and accordingly 100% of the income or loss from these funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net (income) loss attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value, except for our Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements.  The following table sets forth the details of loss from unconsolidated real estate funds.

For the Three Months Ended
(Amounts in thousands)	September 30, 2016
Our Share of Net Loss:
Net investment income	$170
Net unrealized losses	(361)
Carried interest	(1,063)
Loss from unconsolidated real estate funds (1)	$(1,254)

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income for the three months ended September 30, 2016.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,792,000 for the three months ended September 30, 2016, compared to $1,458,000 for the three months ended September 30, 2015, an increase of $334,000.  This increase was primarily due to higher income attributable to 712 Fifth Avenue, of which our share was $339,000.

Interest and Other Income (Loss), net

Interest and other income was $2,299,000 for the three months ended September 30, 2016, compared to a loss of $1,763,000 for the three months ended September 30, 2015, an increase in income of $4,062,000. This increase resulted from:

(Amounts in thousands)
Preferred equity investment income in 2016 (1)	$1,460
Decrease in interest income	(74)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in general and administrative)	2,676
Total increase	$4,062

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $355.

Interest and Debt Expense

Interest and debt expense was $38,278,000 for the three months ended September 30, 2016, compared to $42,821,000 for the three months ended September 30, 2015, a decrease of $4,543,000.  This decrease resulted primarily from (i) $3,619,000 of lower interest from the $1.0 billion refinancing of 1633 Broadway in December 2015 and (ii) $682,000 of lower interest from the expiration of certain interest rate swaps at 900 Third Avenue in November 2015.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $12,728,000 for the three months ended September 30, 2016, compared to $15,772,000 for the three months ended September 30, 2015, a decrease of $3,044,000. This decrease was primarily due to (i) $6,886,000 of unrealized gains in 2015 relating to swaps aggregating $772,100,000 that were terminated in connection with the refinancing of 1633 Broadway in December 2015 and (ii) $1,899,000 of unrealized gains in 2015 relating to swaps aggregating $237,600,000 that were terminated in connection with the refinancing of 31 West 52nd Street in May 2016, partially offset by (iii) $5,080,000 of higher unrealized gains in 2016 relating to swaps aggregating $840,000,000 on One Market Plaza due to increase in LIBOR rates.

Income Tax Expense

Income tax expense was $218,000 for the three months ended September 30, 2016, compared to $789,000 for the three months ended September 30, 2015, a decrease of $571,000.  This decrease was primarily due to lower taxable income attributable to our taxable REIT subsidiaries.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

Net loss attributable to noncontrolling interests in consolidated real estate funds was $67,000 for the three months ended September 30, 2016, compared to income attributable to noncontrolling interest of $7,936,000 for the three months ended September 30, 2015, a decrease in income attributable to the noncontrolling interests of $8,003,000. The current period net loss is attributable to noncontrolling interests in our Residential Fund, which continues to be consolidated into our consolidated financial statements and is accounted for at historical cost.  The prior period net income was comprised of (i) $8,763,000 of income attributable to the noncontrolling interest in our consolidated real estate funds that were accounted for at fair value, partially offset by (ii) $827,000 of loss attributable to noncontrolling interests in our Residential Fund. The decrease in the current period resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $4,703,000 for the three months ended September 30, 2016, compared to $33,000 for the three months ended September 30, 2015, an increase of $4,670,000. The net income attributable to noncontrolling interests in consolidated joint ventures for the three months ended September 30, 2016 is comprised of (i) $1,105,000 of income attributable to the noncontrolling interests in our consolidated preferred equity investment, PGRESS Equity Holdings L.P., which was acquired in December 2015 and (ii) $3,598,000 of income attributable to the noncontrolling interests in our consolidated joint venture property, One Market Plaza.  The net income attributable to noncontrolling interests in consolidated joint ventures of $33,000 for the three months ended September 30, 2015 was comprised of (i) $305,000 of income attributable to the noncontrolling interests in 31 West 52nd Street, which was acquired by us on October 1, 2015, partially offset by (ii) $272,000 of net loss attributable to the noncontrolling interests in our consolidated joint venture property, One Market Plaza.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $28,000 for the three months ended September 30, 2016, compared to net income attributable to noncontrolling interest in Operating Partnership of $272,000 for the three months ended September 30, 2015, a decrease in income attributable to noncontrolling interests of $300,000. This decrease resulted from lower income subject to allocation to the unitholders of the Operating Partnership.

Results of Operations – Nine Months Ended September 30, 2016 Compared to September 30, 2015

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$445,452	$435,630	$9,822
Tenant reimbursement income	33,101	39,956	(6,855)
Fee and other income	37,986	16,294	21,692
Total revenues	516,539	491,880	24,659
EXPENSES:
Operating	186,964	183,019	3,945
Depreciation and amortization	208,475	223,658	(15,183)
General and administrative	39,335	28,412	10,923
Acquisition and transaction related costs	1,725	9,832	(8,107)
Total expenses	436,499	444,921	(8,422)
Operating income	80,040	46,959	33,081
Income from real estate fund investments	-	30,226	(30,226)
Loss from unconsolidated real estate funds	(2,540)	-	(2,540)
Income from unconsolidated joint ventures	5,291	4,444	847
Interest and other income (loss), net	5,029	(397)	5,426
Interest and debt expense	(113,406)	(126,945)	13,539
Unrealized gain on interest rate swaps	29,661	49,497	(19,836)
Net income before income taxes	4,075	3,784	291
Income tax benefit (expense)	817	(2,706)	3,523
Net income	4,892	1,078	3,814
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	819	(16,677)	17,496
Consolidated joint ventures	(10,062)	(964)	(9,098)
Operating Partnership	906	3,239	(2,333)
Net loss attributable to common stockholders	$(3,445)	$(13,324)	$9,879

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $516,539,000 for the nine months ended September 30, 2016, compared to $491,880,000 for the nine months ended September 30, 2015, an increase of $24,659,000. Below are the details of the increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Same store operations	$12,918	$3,653		$2,276	$7,054	(1)	$(65)
Other, net	(3,096)	(2,936)	(2)	-	(160)		-
Increase (decrease) in rental income	$9,822	$717		$2,276	$6,894		$(65)

Tenant reimbursement income
Same store operations	$(6,855)	$(7,953)	(3)	$216	$882		$-
(Decrease) increase in tenant
reimbursement income	$(6,855)	$(7,953)		$216	$882		$-

Fee and other income
Property management	$190	$-		$-	$-		$190
Asset management	5,500	-		-	-		5,500	(4)
Acquisition and leasing	204	-		-	-		204
Other	274	-		-	-		274
Increase in fee income	6,168	-		-	-		6,168
Lease termination income	13,820	13,975	(5)	-	(155)		-
Other income	1,704	526		(144)	1,321		1
Increase (decrease) in other income	15,524	14,501		(144)	1,166		1
Increase (decrease) in fee
and other income	$21,692	$14,501		$(144)	$1,166		$6,169

Total increase in revenues	$24,659	$7,265		$2,348	$8,942		$6,104

(1)	Primarily due to an increase in occupancy.
(2)

Includes $11,800 of non-cash write-offs in the nine months ended September 30, 2016, primarily related to the termination of a tenant’s above-market lease at 1633 Broadway, partially offset by $10,315 of non-cash income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(3)	Primarily due to a decrease in occupancy and leases with tenants that have new base years.
(4)

Represents asset management fees earned from our unconsolidated real estate funds for the nine months ended September 30, 2016. The asset management fees for the nine months ended September 30, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.

(5)	Includes $10,861 of income in the nine months ended September 30, 2016, in connection with a tenant's lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and acquisition and transaction related costs, were $436,499,000 for the nine months ended September 30, 2016, compared to $444,921,000 for the nine months ended September 30, 2015, a decrease of $8,422,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Same store operations	$3,712	$675		$698	$1,477	$862
Bad debt expense	233	341		4	(112)	-
Increase in operating	$3,945	$1,016		$702	$1,365	$862

Depreciation and amortization
Operations	$(24,573)	$(25,884)	(1)	$1,139	$(363)	$535
Other, net	9,390	9,390	(2)	-	-	-
(Decrease) increase in depreciation
and amortization	$(15,183)	$(16,494)		$1,139	$(363)	$535

General and administrative
Operations	$10,322	$-		$-	$-	$10,322	(3)
Mark-to-market of investments
in our deferred compensation plan	1,042	-		-	-	1,042	(4)
Severance costs	(441)	-		-	-	(441)
Increase in general
and administrative	$10,923	$-		$-	$-	$10,923

Decrease in acquisition and
transaction related costs	$(8,107)	$-		$-	$-	$(8,107)	(5)

Total (decrease) increase in expenses	$(8,422)	$(15,478)		$1,841	$1,002	$4,213

(1)	Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(2)	Represents acceleration in the amortization of tenant improvements and in-place lease assets in connection with a tenant’s lease modification and other lease terminations.
(3)	Increase primarily due to higher professional fees and non-cash stock-based compensation expense.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in "interest and other income (loss), net".

(5)	Decrease primarily due to $5,872 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner in the nine months ended September 30, 2015.

Income from Real Estate Fund Investments

Income from real estate fund investments was $30,226,000 for the nine months ended September 30, 2015, and represents income from our consolidated real estate funds that were accounted for at fair value.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of these funds. The following table sets forth the details of income from these funds, including our share thereof.

For the
Nine Months Ended
(Amounts in thousands)	September 30, 2015
Net investment income	$10,363
Net realized gains	11,955
Previously recorded unrealized gains on exited investments	(6,058)
Net unrealized gains	13,966
Income from real estate fund investments	30,226
Less: noncontrolling interests in consolidated real estate funds (1)	(19,283)
Income from real estate fund investments attributable to Paramount Group, Inc.	$10,943

(1)	Includes $3,985 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the nine months ended September 30, 2015.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $2,540,000 for the nine months ended September 30, 2015 and is comprised of a loss of $2,637,000 from Property Funds, partially offset by income of $97,000 from our Alternative Investment Fund. Prior to January 1, 2016, these funds were consolidated into our consolidated financial statements and accordingly 100% of the income or loss from these funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net (income) loss attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value, except for our Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements.  The following table sets forth the details of loss from unconsolidated real estate funds.

For the Nine Months Ended
(Amounts in thousands)	September 30, 2016
Our Share of Net Loss:
Net investment loss	$(437)
Net unrealized losses	(2,939)
Carried interest	836
Loss from unconsolidated real estate funds (1)	$(2,540)

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income for the nine months ended September 30, 2016.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $5,291,000 for the nine months ended September 30, 2016, compared to $4,444,000 for the nine months ended September 30, 2015, an increase of $847,000. This increase was primarily attributable to an increase in our share of income from 712 Fifth Avenue of $875,000 primarily due to lower interest expense resulting from the expiration of interest rate swaps on $90,000,000 of debt in March 2015 and higher income from tenant requested work.  This increase was offset by a decrease in our share of income from Oder-Center of $28,000 primarily due to a decrease in operating income of the property.

Interest and Other Income (Loss), net

Interest and other income was $5,029,000 for the nine months ended September, 2016, compared to a loss of $397,000 for the nine months ended September 30, 2015, an increase of income of $5,426,000. This increase resulted from:

(Amounts in thousands)
Preferred equity investment income in 2016 (1)	$4,299
Increase in interest income	85
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in general and administrative)	1,042
Total increase	$5,426

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $1,047.

Interest and Debt Expense

Interest and debt expense was $113,406,000 for the nine months ended September 30, 2016, compared to $126,945,000 for the nine months ended September 30, 2015, a decrease of $13,539,000.  This decrease resulted primarily from (i) $10,364,000 of lower interest from the $1.0 billion refinancing of 1633 Broadway in December 2015, (ii) $1,937,000 of lower interest from the refinancing of 31 West 52nd Street and (iii) $1,838,000 of lower interest expense from the expiration of interest rate swaps at 900 Third Avenue in November 2015, on $93,000,000 of debt.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $29,661,000 for the nine months ended September 30, 2016, compared to $49,497,000 for the nine months ended September 30, 2015, a decrease of $19,836,000. The decrease was primarily due to (i) $20,148,000 of unrealized gains in 2015 relating to swaps aggregating $772,100,000 that were terminated in connection with the refinancing of 1633 Broadway in December 2015 and (ii) $5,014,000 of lower unrealized gains relating to swaps aggregating $237,600,000 that were terminated in connection with the refinancing of 31 West 52nd Street in May 2016, partially offset by (iii) $5,969,000 of higher unrealized gains in 2016 relating to swaps aggregating $840,000,000 on One Market Plaza due to increase in LIBOR rates.

Income Tax Benefit (Expense)

Income tax benefit was $817,000 for the nine months ended September 30, 2016, compared to an expense of $2,706,000 for the nine months ended September 30, 2015, an increase in benefit of $3,523,000.  This increase is primarily due to a benefit recognized in the nine months ended September 30, 2016 as result of a change in position for filing the unincorporated business tax returns for our Washington, D.C. properties and lower taxable income attributable to our taxable REIT subsidiaries.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

Net loss attributable to noncontrolling interests in consolidated real estate funds was $819,000 for the nine months ended September 30, 2016, compared to income attributable to noncontrolling interest of $16,677,000 for the nine months ended September 30, 2015, a decrease in income attributable to the noncontrolling interests of $17,496,000. The current period net loss is attributable noncontrolling interests in our Residential Fund, which continues to be consolidated into our consolidated financial statements and is accounted for at historical cost.  The prior period net income was comprised of (i) $19,283,000 of income attributable to the noncontrolling interest in our consolidated real estate funds that were accounted for at fair value, partially offset by (ii) $2,606,000 of net loss attributable to noncontrolling interests in our Residential Fund. The decrease in the current period resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $10,062,000 of income for the nine months ended September 30, 2016, compared to $964,000 for the nine months ended September 30, 2015, an increase of $9,098,000. The net income attributable to noncontrolling interests in consolidated joint ventures for the nine months ended September 30, 2016, is comprised of (i) $3,252,000 of income attributable to the noncontrolling interests in our consolidated preferred equity investment, PGRESS Equity Holdings L.P., which was acquired in December 2015 and (ii) $6,810,000 of income attributable to the noncontrolling interests in our consolidated joint venture property, One Market Plaza.  The net income of $964,000 for the nine months ended September 30, 2015 was comprised of (i) $1,328,000 of net income attributable to the noncontrolling interests in 31 West 52nd Street, which was acquired by us on October 1, 2015, partially offset by (ii) $364,000 of net loss attributable to the noncontrolling interests in our consolidated joint venture property, One Market Plaza.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $906,000 for the nine months ended September 30, 2016, compared to $3,239,000 for the nine months ended September 30, 2015, a decrease of $2,333,000. This decrease resulted from lower losses subject to allocation to the unitholders of the Operating Partnership.

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

Liquidity

As of September 30, 2016, we had $863,585,000 of liquidity comprised of $83,281,000 of cash and cash equivalents, $30,304,000 of restricted cash and $750,000,000 of borrowing capacity under our $1.0 billion revolving credit facility.

As of September 30, 2016, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.089 billion.  In October 2016, we completed an $850,000,000 financing of 1301 Avenue of the Americas and used the net proceeds to repay our 2017 debt maturities at 900 Third Avenue and Waterview, including swap breakage and defeasance costs.  In connection therewith, we retained net proceeds of $330,387,000, which will be used fund a portion of the previously announced acquisition of One Front Street, which is expected to close by the end of the fourth quarter of 2016.

Dividend Policy

On September 15, 2016, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the third quarter ending September 30, 2016, which was paid on October 14, 2016 to stockholders of record as of the close of business on September 30, 2016.  This dividend policy, if continued, would require us to pay out approximately $25,200,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2016, our unconsolidated joint ventures had $269,637,000 of outstanding indebtedness, of which our share was $125,448,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2016, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $83,281,000 and $143,884,000 as of September 30, 2016 and December 31, 2015, respectively, a decrease of $60,603,000.  Our December 31, 2015 cash and cash equivalents included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016.  Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents decreased by $52,616,000. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Net cash provided by (used in):
Operating activities	$69,954	$58,216
Investing activities	(146,955)	(95,436)
Financing activities	24,385	16,716

Operating Activities

Nine months ended September 30, 2016 – We generated $69,954,000 of cash from operating activities for the nine months ended September 30, 2016, primarily from (i) $121,046,000 of net income (after $116,154,000 of noncash adjustments) and (ii) $5,938,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $57,030,000 of net changes in operating assets and liabilities.  Noncash adjustments of $116,154,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to prepaid real estate taxes and additions to deferred charges.

Nine months ended September 30, 2015 – We generated $58,216,000 of cash from operating activities for the nine months ended September 30, 2015, primarily from (i) $116,499,000 of net income (after $115,421,000 of noncash adjustments) and (ii) $3,102,000 of distributions from unconsolidated joint ventures, partially offset by (iii) $61,385,000 of net changes in operating assets and liabilities. Noncash adjustments of $115,421,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps and realized and unrealized net gains on real estate fund investments.  The net changes in operating assets and liabilities were primarily due to prepaid real estate taxes and additions to deferred charges.

Investing Activities

Nine months ended September 30, 2016 – We used $146,955,000 of cash for investing activities for the nine months ended September 30, 2016, primarily due to (i) $107,445,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, (ii) $50,000,000 deposit on rental property, (iii) $1,084,000 of contributions to unconsolidated real estate funds, partially offset by (iv) $11,380,000 decrease in restricted cash.

Nine months ended September 30, 2015 – We used $95,436,000 of cash for investing activities for the nine months ended September 30, 2015, primarily due to (i) $68,484,000 of additions to rental properties, and a (ii) $26,971,000 increase in restricted cash.

Financing Activities

Nine months ended September 30, 2016 – We generated $24,385,000 of cash from financing activities for the nine months ended September 30, 2016, primarily from (i) $509,578,000 of proceeds from notes and mortgages payable, primarily from the refinancing of 31 West 52nd Street and (ii) $110,000,000 of borrowings under the revolving credit facility, partially offset by (iii) $414,564,000 of repayments of notes and mortgages payable, primarily for the repayment of 31 West 52nd Street loan, (iv) $80,000,000 of repayments of the amounts borrowed under the revolving credit facility, (v) $75,365,000 of dividends and distributions paid to common stockholders and unitholders, (vi) $16,040,000 for the settlement of swap liabilities and (vii) $6,532,000 for the payment of debt issuance costs.

Nine months ended September 30, 2015 – We generated $16,716,000 of cash from financing activities for the nine months ended September 30, 2015, primarily from (i) $133,111,000 of contributions from noncontrolling interests, partially offset by (ii) $60,396,000 of dividends and distributions paid to common stockholders and unitholders and (iii) $54,975,000 of distributions to noncontrolling interests.

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

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$4,469	$8,562	$797	$7,091	$(11,981)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	66,376	44,959	7,925	12,971	521
General and administrative	13,235	-	-	-	13,235
Interest and debt expense	38,278	17,630	5,198	14,064	1,386
Acquisition and transaction related costs	282	-	-	-	282
Income tax expense (benefit)	218	-	(1)	4	215
NOI from unconsolidated joint ventures	3,974	3,893	-	-	81
Loss from unconsolidated real estate funds	1,254	-	-	-	1,254
Income from unconsolidated joint ventures	(1,792)	(1,772)	-	-	(20)
Fee income	(3,976)	-	-	-	(3,976)
Interest and other income, net	(2,299)	(48)	(12)	(5)	(2,234)
Unrealized gain on interest rate swaps	(12,728)	(2,050)	-	(10,678)	-
NOI	107,291	71,174	13,907	23,447	(1,237)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(157)	-	-	-	(157)
Consolidated joint ventures	(11,819)	-	-	(11,819)	-
Pro rata share of NOI	$95,315	$71,174	$13,907	$11,628	$(1,394)

NOI	$107,291	$71,174	$13,907	$23,447	$(1,237)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(23,234)	(18,754)	(1,425)	(3,027)	(28)
Amortization of above and below-market leases, net	(3,112)	1,201	(549)	(3,764)	-
Cash NOI	80,945	53,621	11,933	16,656	(1,265)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(157)	-	-	-	(157)
Consolidated joint ventures	(8,356)	-	-	(8,356)	-
Pro rata share of Cash NOI	$72,432	$53,621	$11,933	$8,300	$(1,422)

	For the Three Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$9,357	$9,049	$448	$(316)	$176
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	70,654	50,039	7,465	12,862	288
General and administrative	6,666	-	-	-	6,666
Interest and debt expense	42,821	21,662	5,175	14,974	1,010
Acquisition and transaction related costs	485	-	-	-	485
Income tax expense (benefit)	789	-	(245)	(30)	1,064
NOI from unconsolidated joint ventures	4,303	4,210	-	-	93
Income from real estate fund investments	(10,933)	-	-	-	(10,933)
Income from unconsolidated joint ventures	(1,458)	(1,433)	-	-	(25)
Fee income	(2,085)	-	-	-	(2,085)
Interest and other loss (income), net	1,763	(105)	(11)	(3)	1,882
Unrealized gain on interest rate swaps	(15,772)	(10,174)	-	(5,598)	-
NOI	106,590	73,248	12,832	21,889	(1,379)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(236)	-	-	-	(236)
Consolidated joint ventures	(14,926)	(3,873)	-	(11,053)	-
Pro rata share of NOI	$91,428	$69,375	$12,832	$10,836	$(1,615)

NOI	$106,590	$73,248	$12,832	$21,889	$(1,379)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(17,671)	(11,321)	(1,736)	(4,589)	(25)
Amortization of above and below-market leases, net	(1,477)	2,993	(553)	(3,917)	-
Cash NOI	87,442	64,920	10,543	13,383	(1,404)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(236)	-	-	-	(236)
Consolidated joint ventures	(9,983)	(3,268)	-	(6,715)	-
Pro rata share of Cash NOI	$77,223	$61,652	$10,543	$6,668	$(1,640)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$4,892	$28,679	$2,582	$13,508	$(39,877)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	208,475	144,429	23,536	39,139	1,371
General and administrative	39,335	-	-	-	39,335
Interest and debt expense	113,406	52,186	15,460	41,693	4,067
Acquisition and transaction related costs	1,725	-	-	-	1,725
Income tax (benefit) expense	(817)	-	(2,537)	37	1,683
NOI from unconsolidated joint ventures	12,938	12,696	-	-	242
Loss from unconsolidated real estate funds	2,540	-	-	-	2,540
Income from unconsolidated joint ventures	(5,291)	(5,233)	-	-	(58)
Fee income	(11,568)	-	-	-	(11,568)
Interest and other income, net	(5,029)	(166)	(43)	(20)	(4,800)
Unrealized gain on interest rate swaps	(29,661)	(5,640)	-	(24,021)	-
NOI	330,945	226,951	38,998	70,336	(5,340)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	146	-	-	-	146
Consolidated joint ventures	(35,436)	-	-	(35,436)	-
Pro rata share of NOI	$295,655	$226,951	$38,998	$34,900	$(5,194)

NOI	$330,945	$226,951	$38,998	$70,336	$(5,340)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(67,968)	(54,723)	(3,839)	(9,409)	3
Amortization of above and below-market leases, net	(6,593)	6,889	(1,655)	(11,827)	-
Cash NOI	256,384	179,117	33,504	49,100	(5,337)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	146	-	-	-	146
Consolidated joint ventures	(24,606)	-	-	(24,606)	-
Pro rata share of Cash NOI	$231,924	$179,117	$33,504	$24,494	$(5,191)

	For the Nine Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$1,078	$19,288	$(164)	$(72)	$(17,974)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	223,658	160,923	22,397	39,502	836
General and administrative	28,412	-	-	-	28,412
Interest and debt expense	126,945	63,868	15,438	41,378	6,261
Acquisition and transaction related costs	3,960	-	-	-	3,960
Transfer taxes due in connection with sale of shares by a former joint venture partner	5,872	-	-	-	5,872
Income tax expense (benefit)	2,706	-	(293)	11	2,988
NOI from unconsolidated joint ventures	12,362	12,084	-	-	278
Income from real estate fund investments	(30,226)	-	-	-	(30,226)
Income from unconsolidated joint ventures	(4,444)	(4,358)	-	-	(86)
Fee income	(5,400)	-	-	-	(5,400)
Interest and other loss (income), net	397	(270)	(26)	(8)	701
Unrealized gain on interest rate swaps	(49,497)	(31,445)	-	(18,052)	-
NOI	315,823	220,090	37,352	62,759	(4,378)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(715)	-	-	-	(715)
Consolidated joint ventures	(43,259)	(11,576)	-	(31,683)	-
Pro rata share of NOI	$271,849	$208,514	$37,352	$31,076	$(5,093)

NOI	$315,823	$220,090	$37,352	$62,759	$(4,378)
Less:
Straight-line rent adjustments (including pro rata share
of unconsolidated joint ventures)	(49,624)	(32,638)	(4,405)	(12,576)	(5)
Amortization of above and below-market leases, net	(3,239)	9,638	(1,681)	(11,196)	-
Cash NOI	262,960	197,090	31,266	38,987	(4,383)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(715)	-	-	-	(715)
Consolidated joint ventures	(29,224)	(9,665)	-	(19,559)	-
Pro rata share of Cash NOI	$233,021	$187,425	$31,266	$19,428	$(5,098)

Same Store NOI

The tables below set forth the reconciliations of our pro rata share of NOI to Same Store NOI and Same Store Cash NOI for the three months ended September 30, 2016 and 2015. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended September 30, 2016	$95,315	$71,174	$13,907	$11,628	$(1,394)
Acquisitions (1)	(3,563)	(3,563)	-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(3,433)	(3,348)	-	(85)	-
Other, net	289	207	4	78	-
Pro rata share of Same Store NOI for the
three months ended September 30, 2016	$88,608	$64,470	$13,911	$11,621	$(1,394)

	For the Three Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the three months
ended September 30, 2015	$91,428	$69,375	$12,832	$10,836	$(1,615)
Acquisitions	-	-	-	-	-
Lease termination income (including pro rata share of unconsolidated joint ventures)	(116)	(105)	-	(11)	-
Other, net	5	-	-	5	-
Pro rata share of Same Store NOI for the
three months ended September 30, 2015	$91,317	$69,270	$12,832	$10,830	$(1,615)

(Decrease) increase in Same Store NOI	$(2,709)	$(4,800)	$1,079	$791	$221

% (Decrease) increase	(3.0%)	(6.9%)	8.4%	7.3%

(1)	Represents NOI from the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015.

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended September 30, 2016	$72,432	$53,621	$11,933	$8,300	$(1,422)
Acquisitions (1)	(2,816)	(2,816)	-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(3,433)	(3,348)	-	(85)	-
Other, net	(158)	(162)	4	-	-
Pro rata share of Same Store Cash NOI for
the three months ended September 30, 2016	$66,025	$47,295	$11,937	$8,215	$(1,422)

	For the Three Months Ended September 30, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the three
months ended September 30, 2015	$77,223	$61,652	$10,543	$6,668	$(1,640)
Acquisitions	-	-	-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(116)	(105)	-	(11)	-
Other, net	5	-	-	5	-
Pro rata share of Same Store Cash NOI for
the three months ended September 30, 2015	$77,112	$61,547	$10,543	$6,662	$(1,640)

(Decrease) increase in Same Store Cash NOI	$(11,087)	$(14,252)	$1,394	$1,553	$218

% (Decrease) increase	(14.4%)	(23.2%)	13.2%	23.3%

(1)	Represents Cash NOI from the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015.

The following tables set forth reconciliations of our pro rata share of NOI to Same Store NOI and Same Store Cash NOI for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the nine months
ended September 30, 2016	$295,655	$226,951		$38,998	$34,900	$(5,194)
Acquisitions (1)	(11,136)	(11,136)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(14,571)	(14,422)	(2)	-	(149)	-
Other, net	3,329	3,247	(3)	4	78	-
Pro rata share of Same Store NOI for the
nine months ended September 30, 2016	$273,277	$204,640		$39,002	$34,829	$(5,194)

	For the Nine Months Ended September 30, 2015
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of NOI for the nine months
ended September 30, 2015	$271,849	$208,514		$37,352	$31,076	$(5,093)
Acquisitions	-	-		-	-	-
Lease termination income (including pro rata share of unconsolidated joint ventures)	(688)	(463)		-	(225)	-
Other, net	25	(30)		-	55	-
Pro rata share of Same Store NOI for the
nine months ended September 30, 2015	$271,186	$208,021		$37,352	$30,906	$(5,093)

Increase (decrease) in Same Store NOI	$2,091	$(3,381)		$1,650	$3,923	$(101)

% Increase (decrease)	0.8%	(1.6%)		4.4%	12.7%

(1)	Represents NOI from the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015.
(2)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.
(3)

Includes $11,800 of write-offs primarily related to above-market lease assets from the termination of a tenant’s lease at 1633 Broadway, partially offset by $10,315 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the nine
months ended September 30, 2016	$231,924	$179,117		$33,504	$24,494	$(5,191)
Acquisitions (1)	(9,329)	(9,329)		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(14,571)	(14,422)	(2)	-	(149)	-
Other, net	315	311		4	-	-
Pro rata share of Same Store Cash NOI for
the nine months ended September 30, 2016	$208,339	$155,677		$33,508	$24,345	$(5,191)

	For the Nine Months Ended September 30, 2015
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Pro rata share of Cash NOI for the nine
months ended September 30, 2015	$233,021	$187,425		$31,266	$19,428	$(5,098)
Acquisitions	-	-		-	-	-
Lease termination income (including pro rata
share of unconsolidated joint ventures)	(688)	(463)		-	(225)	-
Other, net	25	(30)		-	55	-
Pro rata share of Same Store Cash NOI for
the nine months ended September 30, 2015	$232,358	$186,932		$31,266	$19,258	$(5,098)

(Decrease) increase in Same Store Cash NOI	$(24,019)	$(31,255)		$2,242	$5,087	$(93)

% (Decrease) increase	(10.3%)	(16.7%)		7.2%	26.4%

(1)	Represents Cash NOI from the acquisition of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015.
(2)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.

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

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Other REITs may use different methodologies for calculating FFO and Core FFO or use other definitions of FFO and Core FFO and, accordingly, our presentation of these measures may not be comparable to other real estate companies.  Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our consolidated financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table presents a reconciliation of net income to FFO and Core FFO.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2016	2015	2016	2015
Reconciliation of net income to FFO and Core FFO:
Net income	$4,469	$9,357	$4,892	$1,078
Real estate depreciation and amortization (including pro rata
share of unconsolidated joint ventures)	68,008	72,166	213,202	228,176
FFO	72,477	81,523	218,094	229,254
Less FFO attributable to noncontrolling interests in:
Consolidated real estate funds	(157)	(8,160)	147	(17,370)
Consolidated joint ventures	(11,319)	(8,934)	(30,026)	(28,127)
Operating Partnership	(10,386)	(12,619)	(34,109)	(35,967)
FFO attributable to common stockholders	$50,615	$51,810	$154,106	$147,790
Per diluted share	$0.23	$0.24	$0.71	$0.70

FFO	$72,477	$81,523	$218,094	$229,254
Non-core items:
Unrealized gain on interest rate swaps (including pro rata
share of unconsolidated joint ventures)	(13,589)	(15,809)	(30,939)	(50,544)
Acquisition and transaction related costs	282	485	1,725	3,960
Severance costs	-	-	2,874	3,315
Transfer taxes due in connection with the sale of shares
by a former joint venture partner	-	-	-	5,872
Predecessor income tax true-up	-	-	-	721
Core FFO	59,170	66,199	191,754	192,578
Less Core FFO attributable to noncontrolling interests in:
Consolidated real estate funds	(157)	(8,160)	147	(17,370)
Consolidated joint ventures	(5,874)	(5,400)	(17,776)	(16,546)
Operating Partnership	(9,047)	(10,309)	(31,652)	(31,054)
Core FFO attributable to common stockholders	$44,092	$42,330	$142,473	$127,608
Per diluted share	$0.20	$0.20	$0.66	$0.60

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	219,394,245	212,106,718	216,317,746	212,106,718
Effect of dilutive securities	24,385	1,361	-	4,004
Denominator for FFO per diluted share	219,418,630	212,108,079	216,317,746	212,110,722

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2016.

Property	Rate	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$995,415
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	517,188
900 Third Avenue(1) (2)	5.98%	-	162,000	-	-	-	-	162,000	159,612
Waterview (3)	5.76%	-	210,000	-	-	-	-	210,000	213,904
1899 Pennsylvania Avenue	4.88%	-	-	-	-	88,042	-	88,042	93,024
Liberty Place	4.50%	-	-	84,000	-	-	-	84,000	85,818
One Market Plaza(1)	6.13%	-	-	-	859,648	-		859,648	833,578
Total Fixed Rate Debt	4.72%	$-	$372,000	$84,000	$859,648	$88,042	$1,500,000	$2,903,690	$2,898,539

Variable Rate Debt
1633 Broadway	2.27%	$-	$-	$-	$-	$-	$13,544	$13,544	$13,482
900 Third Avenue	1.79%	-	112,337	-	-	-	-	112,337	110,711
One Market Plaza	4.73%	-	-	-	9,578	-	-	9,578	10,200
Revolving Credit Facility	1.77%	-	-	50,000	-	-	-	50,000	50,009
Total Variable Rate Debt	1.97%	$-	$112,337	$50,000	$9,578	$-	$13,544	$185,459	$184,402

Total Consolidated Debt	4.55%	$-	$484,337	$134,000	$869,226	$88,042	$1,513,544	$3,089,149	$3,082,941

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.
(2)	We repaid this loan on October 6, 2016.
(3)	We repaid this loan on October 7, 2016.

In addition to the above, our unconsolidated joint ventures had $269,637,000 of outstanding indebtedness as of September 30, 2016, of which our share was $125,448,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of September 30, 2016.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2016
(Amounts in thousands)
One Market Plaza (1)	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$31,383
900 Third Avenue (1) (2)	162,000	Nov-2007	Nov-2017	4.78%	7,610
1633 Broadway (3)	1,000,000	Dec-2015	Dec-2020 - Dec-2022	1.79%	39,201
1633 Broadway (3)	400,000	Dec-2020	Dec-2021	2.35%	3,852
Total interest rate swap liabilities					$82,046

(1)	Represents interest rate swaps not designated as hedges. Changes in the fair value of these swaps are recognized in earnings.
(2)	Terminated in connection with the repayment of this loan on October 6, 2016.
(3)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in accumulated other comprehensive income.

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	September 30, 2016			December 31, 2015
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Pro rata share of consolidated debt:
Variable rate	$180,574	1.90%	$1,806	$321,771	1.75%
Fixed rate (1)	2,465,270	4.47%	-	2,202,664	4.79%
	$2,645,844	4.29%	$1,806	$2,524,435	4.40%

Pro rata share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.56%	$558	$55,750	2.34%
Fixed rate (1)	69,698	5.74%	-	69,794	5.74%
	$125,448	4.33%	$558	$125,544	4.23%

Noncontrolling interests' share of above			$(540)
Total change in annual net income			$1,824
Per diluted share			$0.01

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

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

As of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2016, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Paramount Group, Inc.

Date: November 2, 2016	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Resolution to Change Resident Agent, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K, filed with the SEC on August 8, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.