Form 10-K
period 2016-12-31
Paramount Group, Inc.
filed 2017-02-22
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of January 27, 2017, there were 230,668,694 shares of the registrant’s common stock outstanding.

As of June 30, 2016, the aggregate market value of the 185,936,093 shares of common stock held by non-affiliates of the Registrant was $2,963,821,000 based on the June 30, 2016 closing share price of our common stock of $15.94 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 18, 2017) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X, for 712 Fifth Avenue, L.P. and Paramount Group Real Estate Fund VII, LP.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2016, portions of which are incorporated by reference herein.

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

General

Paramount Group, Inc. (“Paramount”) is a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  We conduct our business through, and substantially all our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 87.0% of, the Operating Partnership as of December 31, 2016. As of December 31, 2016, our portfolio consisted of 13 Class A office properties aggregating approximately 10.8 million square feet that was 93.3% leased and 90.9% occupied. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Predecessor, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and assets of the real estate funds that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

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

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of our portfolio. Our portfolio occupancy was 90.9% as of December 31, 2016; we believe this presents us with a meaningful growth opportunity as we lease-up our portfolio given the strong office market fundamentals in the markets in which we operate.

•

Demonstrated Acquisition and Operational Expertise. Over the past 20 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Barclays Capital, Inc., Clifford Chance LLP, Morgan Stanley, Credit Agricole Corporate & Investment Bank, Chadbourne & Parke, LLP, Showtime Networks Inc., TD Bank, N.A., Warner Music Group, Google Inc. and the U.S. Federal Government.

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

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 28 years, and has worked at our company for over 17 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2016, our share of net debt to enterprise value was 42.5% and we had $163.0 million of cash and cash equivalents and a $1.0 billion revolving credit facility, with $230.0 million drawn as of December 31, 2016.

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

•	Leasing vacant and expiring space at market rents;

•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and

•	Proactively managing our portfolio to increase occupancy and rental rates.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2016, 2015 and 2014.

Segments

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

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment. See Note 26, Segments Disclosure, to our combined consolidated financial statements in this Annual Report on Form 10-K for further information on our and our Predecessor’s reportable segments.

Employees

As of December 31, 2016, we had 334 employees, including 93 corporate employees and 241 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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

Executive Office

Our principal executive offices are located at 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website (www.paramount-group.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Corporate Governance Guidelines, (iii) Compensation Committee Charter, (iv) Code of Business Conduct and Ethics, (v) Audit Committee Charter and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

Supplemental Tax Disclosures – Updates to REIT Rules

The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•

For taxable years beginning after December 31, 2015, the PATH Act expanded the exclusion of certain hedging income from the REIT gross income tests to include income from hedges or previously acquired hedges that a REIT entered into to manage risk associated with liabilities or property that have been extinguished or disposed.

•

For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries.  For taxable years beginning after December 31, 2017, the PATH Act reduced this limit to 20%.  As of December 31, 2015, the securities we own in our taxable REIT subsidiaries do not, in the aggregate, exceed 20% of the total value of our assets.

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
•

The PATH Act increased from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

•

For assets we acquired from a C corporation in a carry-over basis transaction, the PATH Act, as confirmed by recently-issued Treasury Regulations, permanently reduced the recognition period during which we could be subject to corporate tax on any built-in gains recognized on the sale of such assets from 10 years to 5 years.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

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

•	the inability or unwillingness of our tenants to pay rent increases;
•	significant job losses in the financial and professional services industries, which may decrease demand for our office space, causing market rental rates and property values to be impacted negatively;
•	an oversupply of, or a reduced demand for, Class A office space;
•	changes in market rental rates in our markets;
•	changes in space utilization by our tenants due to technology, economic conditions and business culture; and
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

As of December 31, 2016, approximately 59% of our total consolidated revenue was generated from three of our properties − 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2016, the vacancy rate of our portfolio was 6.7%. In addition, 5.3% of the square footage of the properties in our portfolio will expire by the end of 2017. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 28% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial up front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 35%, on certain built-in gains recognized in connection with a taxable disposition of a number of our properties acquired in the Formation Transactions for a period of up to 5 years following the completion of the Formation Transactions, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including New York City, Washington, D.C. and San Francisco. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.”

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and similar requirements.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States and thereby restricts our doing business with such persons.  We are required to comply with OFAC and related requirements and may be required to terminate or otherwise amend our leases, loans and other agreements.  If a tenant or other party with whom we conduct business is placed on the OFAC list or is otherwise a party with which we are prohibited from doing business, we may be required to terminate the lease or other agreement.  Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations.

Under various federal, state and/or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation or remediation, natural resource damages, or third-party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or from adjacent properties used for commercial, industrial or other purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The presence of contamination or the failure to remediate contamination on our properties may adversely affect our ability to attract and/or retain tenants and our ability to develop or sell or borrow against those properties. In addition to potential liability for cleanup costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. See “Business – Environmental and Related Matters.”

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

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained Asbestos-Containing Material (“ACM”). Environmental and health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

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

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. We have not conducted a recent audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties were not in compliance with the ADA, then we could be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or similar laws. Substantial costs incurred to comply with the ADA and any other legislation could adversely affect us, including our future results of operations and cash flow.

We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties, which could adversely affect us and impede our growth.

Our ability to identify and acquire properties on favorable terms and successfully operate or redevelop them may be exposed to significant risks. Agreements for the acquisition of properties are subject to customary conditions to closing, including completion of due diligence investigations and other conditions that are not within our control, which may not be satisfied. In this event, we may be unable to complete an acquisition after incurring certain acquisition-related costs. In addition, if mortgage debt is unavailable at reasonable rates, we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all. We may spend more than budgeted to make necessary improvements or renovations to acquired properties and may not be able to obtain adequate insurance coverage for new properties. Further, acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures. We may also be unable to integrate new acquisitions into our existing operations quickly and efficiently, and as a result, our results of operations and financial condition could be adversely affected. Further, we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete. Any delay or failure on our part to identify, negotiate, finance and consummate such acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, could impede our growth and have an adverse effect on us, including our financial condition, results of operations, cash flow and the market value of our securities.

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

Our partners in the joint ventures that own 712 Fifth Avenue and One Market Plaza have forced sale rights pursuant to which, after a specified period, each may require us either to purchase the property or attempt to sell the property to a third party. With respect to 712 Fifth Avenue, any time on or after November 24, 2020, our joint venture partner may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. Upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). With respect to One Market Plaza, at any time on or after March 31, 2021, our joint venture partner may exercise a forced sale right. Upon exercise of this right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us either to purchase their interests at an agreed upon price or to sell the properties held by our joint ventures to third parties. In the case of One Market Plaza, our joint venture partner could force us to sell this property to a third party on terms it deems acceptable. The exercise of these rights could adversely impact our company by requiring us to sell one or more of these properties to third parties at times or prices that may not be favorable to us.

Contractual commitments with existing private equity real estate funds may limit our ability to acquire properties directly in the near term.

Paramount Group Real Estate Fund VII, L.P. and its parallel fund (“Fund VII”), is our private equity real estate fund and is actively engaged in acquisition activities. In connection with the formation of Fund VII, we agreed that we would make all investments that meet its stated investment objectives through Fund VII (provided that Fund VII is able to participate in the investment and subject to our ability to co-invest), until July 18, 2017, unless we, as the general partner of Fund VII, choose to extend it until July 18, 2018. Because of the exclusivity requirements of Fund VII, we may be required to acquire properties through this fund that we otherwise would have acquired through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. Alternatively, we may choose to co-invest with Fund VII as a joint venture partner to the extent it is determined that it is in the best interest of Fund VII. In connection with any property that we co-invest in with Fund VII, Fund VII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such property. Such authority in connection with a co-investment could subject us to the applicable risks described above.

Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”), is one of our private equity real estate funds that completed its final closing in April 2016, with $775,200,000 in capital commitments. Fund VIII is actively engaged in pursuing a diversified portfolio of real estate and real estate-related assets and companies primarily consisting of acquiring and/or issuing loans to real estate and real estate-related companies or investing in their preferred equity. We expect that, subject to certain prior rights granted to other of our private equity real estate funds, we would make all investments that meet Fund VIII’s stated investment objectives through Fund VIII (provided that Fund VIII is able to participate in the investment and subject to our right to co-invest), until the end of the fund’s investment period, which will end three years after the fund’s final closing or April 28, 2019, unless we, as the general partner of Fund VIII, choose to extend it an additional year. However, we have the option (but not the obligation) of participating in each of Fund VIII’s investments in debt and preferred equity for up to 25% of the total investment and in each of Fund VIII’s equity investments for up to 50% of the total investment, and may, where it is attractive to us and determined to be in the best interest of Fund VIII, acquire greater percentages of a given investment opportunity. Because of the limited exclusivity requirements of Fund VIII, we may be required to acquire assets partially through this fund that we otherwise would have acquired solely through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. In connection with certain assets that we co-invest in with Fund VIII, specifically those where Fund VIII owns a majority of the joint venture it is expected that Fund VIII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above. As of December 31, 2016, Fund VIII had an aggregate of $775,200,000 of committed capital, of which $365,700,000 has been called and substantially invested.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2016, including debt of our unconsolidated joint ventures, we had $3.9 billion of total debt, of which our share is $3.3 billion, substantially all of which was secured debt, and we have $770 million of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Changes include, but are not limited to, changes in lease accounting and the proposed adoption of accounting standards likely to require the increased use of “fair-value” measures.

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

In addition, certain provisions of the Maryland General Corporation Law (“MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including the Maryland business combination and control share provisions.

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

As part of the Formation Transactions, we (through corporate acquisitions and contributions to our operating partnership) acquired the properties and assets of our Predecessor and certain other assets, subject to existing liabilities, some of which may be unknown. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities prior to the Offering (that had not been asserted or threatened prior to the Offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Any unknown or unquantifiable liabilities that we assumed in connection with the Formation Transactions for which we have no or limited recourse could adversely affect us. See “We may become subject to liability relating to environmental and health and safety matters, which could have an adverse effect on us, including our financial condition and results of operations” as to the possibility of undisclosed environmental conditions potentially affecting the value of the properties in our portfolio.

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

We have a substantial amount of indebtedness. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties, fully implement our capital expenditure, acquisition and redevelopment activities, or meet the REIT distribution requirements imposed by the Code. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	require us to dedicate a substantial portion of cash flow from operations to the payment of principal, and interest on, indebtedness, thereby reducing the funds available for other purposes;
•	make it more difficult for us to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;
•

force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions” or in violation of certain covenants to which we may be subject;

•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events;
•	limit our ability to withstand competitive pressures;
•	limit our ability to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

As of December 31, 2016, $606.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

As of December 31, 2016, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their 28,869,955 common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

In addition, upon the request of one or more such parties owning at least 1.0% of our total outstanding common stock, we have agreed to file a shelf registration statement registering the offering and sale of such parties’ registrable securities on a delayed or continuous basis, or a resale shelf registration statement, and maintain the effectiveness of the resale shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities.

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

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more taxable REIT subsidiaries (“TRSs”), and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. tax purposes.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we are required to pay state and local property taxes on our properties. The property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders could be adversely affected.

If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code.  If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

There are uncertainties relating to our distribution of non-REIT earnings and profits.

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Such non-REIT earnings and profits generally would have included any accumulated earnings and profits of the corporations acquired by us (or whose assets we acquired) in the Formation Transactions. We believe that we have operated, and intend to continue to operate, so that we have not had and will not have any earnings and profits accumulated in a non-REIT year at the end of any taxable year. However, the determination of the amounts of any such non-REIT earnings and profits is a complex factual and legal determination, especially in the case of corporations, such as the corporations acquired in the Formation Transactions that have been in operation for many years. In addition, certain aspects of the computational rules are not completely clear. Thus, we cannot guarantee that the IRS will not assert that we had accumulated non-REIT earnings as of the end of 2014 or a subsequent taxable year. If it is subsequently determined that we had any accumulated non-REIT earnings and profits as of the end of our first taxable year as a REIT or at the end of any subsequent taxable year, we could fail to qualify as a REIT beginning with the applicable taxable year. Pursuant to Treasury Regulations, however, so long as our failure to comply with the prohibition on non-REIT earnings and profits was not due to fraud with intent to evade tax, we could cure such failure by paying an interest charge on 50% of the amount of accumulated non-REIT earnings and profits and by making a special distribution of accumulated non-REIT earnings and profits. We intend to utilize such cure provisions if ever required to do so. The amount of any such interest charge could be substantial.

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

Any company treated as our TRS under the Code for U.S. federal income tax purposes and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 25% (for taxable periods beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Legislation enacted in 2015 may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

In 2015 Congress revised the rules applicable to federal income tax audits of partnerships (such as our operating partnership) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners, subject to a higher rate of interest than otherwise would apply.  Many questions remain as to how the new rules will apply, especially with respect to partners that are REITs, and it is not clear at this time what effect this legislation will have on us.  However, these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

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

In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and the price of our common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2016, our portfolio consisted of 13 Class A office properties aggregating approximately 10.8 million square feet that was 93.3% leased and 90.9% occupied. The following table presents an overview of our portfolio as of December 31, 2016.

						Annualized Rent (3)
Property	Submarket	Paramount Ownership	Square Feet	% Leased (1)	% Occupied (2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	100.0%	2,523,429	86.3%	85.7%	$148,415,000	$71.71
1301 Avenue of the Americas	Sixth Avenue/Rock Center	100.0%	1,780,472	93.7%	86.5%	115,091,000	75.53
1325 Avenue of the Americas	Sixth Avenue/Rock Center	100.0%	805,258	96.5%	96.5%	50,660,000	65.69
31 West 52nd Street	Sixth Avenue/Rock Center	100.0%	761,787	84.5%	84.5%	53,738,000	80.69
900 Third Avenue	East Side	100.0%	597,402	98.0%	96.8%	42,021,000	73.28
712 Fifth Avenue	Madison/Fifth Avenue	50.0%	543,386	97.1%	94.1%	56,787,000	111.62
Subtotal / Weighted Average New York			7,011,734	91.0%	88.6%	466,712,000	76.43
Paramount's Ownership Interest			6,740,041	90.7%	88.4%	438,319,000	74.86

Washington, D.C.:
Waterview (5)	Rosslyn, VA	100.0%	636,768	98.7%	98.7%	34,600,000	52.46
425 Eye Street	East End	100.0%	372,555	97.7%	97.7%	16,398,000	45.18
2099 Pennsylvania Avenue	CBD	100.0%	210,792	82.3%	62.3%	10,147,000	77.82
1899 Pennsylvania Avenue	CBD	100.0%	190,955	100.0%	98.0%	14,769,000	78.97
Liberty Place	East End	100.0%	174,449	89.9%	89.9%	12,031,000	75.95
Subtotal / Weighted Average Washington, D.C.			1,585,519	95.5%	92.6%	87,945,000	58.72
Paramount's Ownership Interest			1,585,519	95.5%	92.6%	87,945,000	58.72

San Francisco:
One Market Plaza	South Financial District	49.0%	1,580,078	98.7%	95.9%	104,513,000	68.08
One Front Street	South Financial District	100.0%	643,745	99.4%	99.4%	36,707,000	56.73
Subtotal / Weighted Average San Francisco			2,223,823	98.9%	96.9%	141,220,000	64.76
Paramount's Ownership Interest			1,417,983	99.0%	97.5%	87,918,000	62.89

Total Portfolio / Weighted Average			10,821,076	93.3%	90.9%	$695,877,000	$71.14
Paramount's Ownership Interest			9,743,543	92.7%	90.4%	$614,182,000	$70.20

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)	Represents office and retail space only.
(5)	On January 12, 2017, we entered into an agreement to sell Waterview for $460,000,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2017.

Tenant Diversification

As of December 31, 2016, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology and federal government agencies. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2016.

					Our Share of
			Total		Total		% of	Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet		Total		Per Square	Annualized
Tenant	Expiration		Occupied		Occupied		Square Feet	Amount	Foot	Rent
Barclays Capital, Inc.	Dec-2020	(2)	538,518	(2)	538,518	(2)	5.5%	$35,471,000	$65.87	5.8%
The Corporate Executive Board Company	Jan-2028		625,062		625,062		6.4%	32,761,000	52.41	5.3%
Allianz Global Investors, LP	Jan-2031		326,457		323,629		3.3%	28,121,000	86.89	4.6%
Clifford Chance LLP	Jun-2024		328,992		328,992		3.4%	26,029,000	79.12	4.2%
Credit Agricole Corporate & Investment Bank	Feb-2023		311,291		311,291		3.2%	25,051,000	80.47	4.1%
Morgan Stanley & Company	Mar-2032	(3)	312,885	(3)	312,885	(3)	3.2%	22,122,000	70.70	3.6%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		293,487		293,487		3.0%	16,753,000	57.08	2.7%
Chadbourne & Parke, LLP	Sep-2024		203,863		203,863		2.1%	16,129,000	79.12	2.6%
Showtime Networks, Inc.	Jan-2026		238,880		238,880		2.5%	14,179,000	59.36	2.3%
U.S. General Services Administration	Jun-2021		310,450		310,450		3.2%	14,152,000	45.59	2.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	41,100 of the square feet leased expired on December 31, 2016.
(3)	52,056 of the square feet leased expires on June 30, 2017.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2016.

	Our Share of
Industry	Square Feet Occupied	% of Occupied Square Feet	Annualized Rent (1)	% of Annualized Rent
Legal Services	1,878,029	21.5%	$141,281,000	23.0%
Financial Services - Commercial and Investment Banking	1,861,907	21.3%	130,231,000	21.2%
Technology and Media	1,365,164	15.6%	87,760,000	14.3%
Financial Services, all others	942,767	10.8%	78,539,000	12.8%
Insurance	392,507	4.5%	32,010,000	5.2%
Retail	266,644	3.1%	21,975,000	3.6%
Government	345,278	4.0%	16,550,000	2.7%
Consumer Products	174,082	2.0%	12,970,000	2.1%
Real Estate	171,521	2.0%	11,459,000	1.9%
Other	1,339,474	15.3%	81,407,000	13.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2016 for each of the ten calendar years beginning with the year ending December 31, 2016, at the properties in our portfolio. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	6,148	4,373	$ 269,000	$ -	0.0%

1Q 2017	275,974	261,279	16,801,000	64.59	2.4%
2Q 2017	74,487	65,001	3,781,000	57.96	0.6%
3Q 2017	108,889	107,105	7,430,000	69.37	1.1%
4Q 2017	109,983	101,008	6,650,000	66.70	1.0%
Total 2017	569,333	534,393	34,662,000	65.14	5.1%
2018	404,058	329,894	23,858,000	81.78	3.5%
2019	693,561	569,612	41,098,000	71.14	6.0%
2020	562,320	473,610	34,130,000	72.09	5.0%
2021	1,562,513	1,340,696	82,661,000	62.52	12.0%
2022	565,436	421,593	28,581,000	78.46	4.2%
2023	730,488	690,945	52,895,000	77.04	7.7%
2024	673,679	649,006	49,868,000	77.04	7.3%
2025	512,137	314,491	23,812,000	75.81	3.5%
2026	730,413	652,769	47,533,000	69.70	6.9%
Thereafter	3,812,562	3,748,095	266,903,000	77.34	38.8%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.

Our portfolio contains a number of large buildings in select central business district submarkets, which often involve large users occupying multiple floors for relatively long terms. Accordingly, the renewal of one or more large leases may have a material positive or negative impact on average base rent, tenant improvement and leasing commission costs in a given period. Tenant improvement costs include expenditures for general improvements related to installing a tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the anticipated revenue to be received under the leases and the length of leases being signed. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties.

As of December 31, 2016, the vacancy rate of our portfolio was 6.7%.  In addition, 575,481 square feet (including month-to-month tenants), or 5.3% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2017, which represents approximately 5.1% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. Real estate fund investments are comprised of Property Funds and the Alternative Investment Fund.  The following is a summary of our ownership in these funds and the funds’ ownership in the underlying investments.

Property Funds

We manage four Property Funds comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and (iv) Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”). The purpose of the Property Funds is to invest in office buildings and related facilities primarily in New York City and San Francisco. The following is a summary of the Property Funds, our ownership interests in these funds and the funds’ ownership interest in the underlying properties, as of December 31, 2016.

		As of December 31, 2016
	Paramount	60 Wall	One Market		50 Beale	0 Bond
	Ownership	Street (1)	Plaza		Street	Street (2)
Fund II	10.0%	46.3%	-		-	-
Fund III	3.1%	16.0%	2.0%		-	-
Fund VII/VII-H	7.2%	-	-		42.8%	100.0%
Total Property Funds		62.3%	2.0%		42.8%	100.0%
Other Investors		37.7%	98.0%	(3)	57.2%	-
Total		100.0%	100.0%		100.0%	100.0%

(1)	On January 24, 2017, Fund II, Fund III and the other investors sold their interests in 60 Wall Street to a newly formed joint venture in which we have a 5.2% ownership interest.
(2)	Formerly called 670 Broadway.
(3)	Includes a 49.0% direct ownership interest held by us.

Alternative Investment Fund

We manage Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), our Alternative Investment Fund. The purpose of the Alternative Investment Fund is to invest primarily in real estate related debt and preferred equity investments. The following is a summary of our ownership interest in the Alternative Investment Fund and the fund’s underlying investments, as of December 31, 2016.

					As of December 31, 2016
		Paramount	Interest		Face Amount		Fair Value
Investments	Investment Type	Ownership	Rate	Maturity	Total	Our Share	Total	Our Share
26 Broadway	Mezzanine Loan	1.3%	8.25%	Jan-2022	$ 50,000,000	$ 645,000	$ 50,379,000	$ 650,000
1440 Broadway	Mezzanine Loan	1.3%	6.65%	Oct-2019	40,000,000	516,000	40,480,000	522,000
700 Eighth Avenue	Mortgage/ Mezzanine Loan	1.3%	6.65%	Jan-2019	80,000,000	1,032,000	80,000,000	1,032,000
1285 Avenue of the Americas	Mezzanine Loan	1.3%	6.75%	Jun-2023	55,000,000	710,000	55,834,000	720,000
Other	Mezzanine Loan/ Preferred Equity	1.3%	7.00%- 9.61%	Oct-2018 to Nov-2026	134,237,000	1,732,000	135,589,000	1,749,000
					$359,237,000	$4,635,000	$362,282,000	$4,673,000

Residential Development Fund

We also serve as the general partner of the Residential Development Fund (“Residential Fund”), the purpose of which is to construct a multifamily residential project in San Francisco.  As of December 31, 2016, the Residential Fund had an aggregate of $135,600,000 of committed capital, of which $78,100,000 has been called and substantially invested.

Preferred Equity Investments

As of December 31, 2016, we own a 24.4% interest in PGRESS Equity Holdings L.P., a consolidated entity that owns certain preferred equity investments. The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount			As of December 31,
Preferred Equity Investment	Ownership	Dividend Rate	Initial Maturity	2016	2015
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,613	$35,305
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,438	18,636
Total preferred equity investments				$55,051	$53,941

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

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35 Story art deco style building located on the corner of 5th Avenue and 58th Street, in New York.

60 Wall Street - Option Agreement

In connection with the Formation Transactions, we entered into an option agreement with each of Fund II and Fund III (collectively, the “Funds”) pursuant to which we had the right to acquire their joint venture interests (aggregating 62.3%) in 60 Wall Street, a 47-story, 1.6 million square foot office building, located in the heart of New York’s financial district, at any time before November 24, 2016. The remaining 37.7% interest in the property was held by a third party joint venture partner who had a “tag-along” right in the event we exercised the option to acquire the property. On November 9, 2016, we received the consent from the Funds’ investor advisory committees to amend the option agreement to extend the option exercise date to February 28, 2017 pursuant to which we had the right to acquire the Funds’ interests at a purchase price equal to $1.04 billion. On January 17, 2017, the third party joint venture partner agreed to “tag-along” at the agreed upon purchase price, if we were to exercise the option.  On January 24, 2017, we assigned the option agreement to a subsidiary of a newly formed joint venture in which we have a 5.2% ownership interest, and exercised the option.

718 Fifth Avenue - Put Right

We manage 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York.  Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our partner in the joint venture that owns 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after September 10, 2018 with 12 months written notice and the actual purchase occurring no earlier than September 10, 2019. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property that will be held by our joint venture partner following the sale of its interest to our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE. The table below sets forth the high and low sales prices of our common stock and dividends for the years ended December 31, 2016 and 2015:

	2016			2015
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$17.97	$14.23	$0.095	$20.21	$17.66	$0.134	(1)
June 30	17.40	15.26	0.095	19.73	16.97	0.095
September 30	18.28	15.36	0.095	18.35	15.65	0.095
December 31	16.74	14.58	0.095	18.56	16.50	0.095

(1)       Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related Formation Transactions and ending on December 31, 2014.

As of December 31, 2016, there were approximately 320 registered holders of record of our common stock.  This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 15, 2016, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ended December 31, 2016, which was paid on January 13, 2017 to stockholders of record as of the close of business on December 30, 2016.

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

	November 19, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Paramount	$100.00	$102.26	$101.95	$92.23
S&P 500 Index	100.00	100.72	102.12	114.33
SNL Office REIT Index	100.00	104.09	105.01	117.18
All Equity Index	100.00	104.09	107.03	116.26

Recent Sales of Unregistered Securities

For the three months ended December 31, 2016, we issued an aggregate of 10,405,614 shares of common stock in exchange for 10,405,614 common units of our Operating Partnership held by certain limited partners. Of these shares, 77,214 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.  We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(2)
Equity compensation plans approved by stockholders	9,710,107	(1)	$17.34	12,228,883
Equity compensation plans not approved by stockholders	-		-	-
Total	9,710,107		$17.34	12,228,883

(1)

Includes an aggregate of 1,844,121 options, 1,661,330 long-term incentive plan units in our Operating Partnership ("LTIP units") and 2,224,727 Performance Units that were granted pursuant to our 2014 Equity Incentive Plan (the "Plan") and 3,979,929 units that were granted as one-time Founders Grants that were granted outside of the Plan. The LTIP units, Performance Units and the Founders Grant Units do not have an exercise price.

(2)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant "Not Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 24,457,766.

Recent Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Upon completion of the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and the assets of the real estate funds that it controlled. In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas. These transactions were accounted for as transactions among entities under common control.  However, as a result of our acquisition of these assets from the real estate funds in the Formation Transactions, we account for these assets following the Formation Transactions using historical cost accounting whereas, prior to the Formation Transactions, the Predecessor had accounted for these assets using the specialized accounting applicable to investment companies because, prior to the Formation Transactions, they had been held by the real estate funds, which qualified for investment company accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor. The following table sets forth selected financial and operating data for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014 and as of the end of such years and period. This data should be read in conjunction with the combined consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	The Company
				Period from
	For the Year Ended December 31,			November 24, 2014
(Amounts in thousands, except per share amounts)	2016	2015		to December 31, 2014
REVENUES:
Rental income	$590,161	$586,530		$57,465
Tenant reimbursement income	44,943	50,885		5,865
Fee and other income	48,237	24,993		2,805
Total revenues	683,341	662,408		66,135
EXPENSES:
Operating	250,040	244,754		26,011
Depreciation and amortization	269,450	294,624		34,481
General and administrative	53,510	42,056		2,207
Transaction related costs	2,404	10,355		-
Total expenses	575,404	591,789		62,699
Operating income	107,937	70,619		3,436
Income from real estate fund investments	-	37,975		1,412
Loss from unconsolidated real estate funds	(498)	-		-
Income from unconsolidated joint ventures	7,413	6,850		938
Interest and other income (loss), net	6,934	871		(179)
Interest and debt expense	(157,746)	(168,366)		(43,743)
Unrealized gain on interest rate swaps	39,814	75,760		15,084
Formation related costs	-	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-	-		239,716
Net income before income taxes	3,854	23,709		73,227
Income tax expense	(1,785)	(2,566)		(505)
Net income	2,069	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated real estate funds	1,316	(21,173)		(135)
Consolidated joint ventures	(15,423)	(5,459)		(1,353)
Operating Partnership	2,104	1,070		(13,926)
Net (loss) income attributable to common stockholders	$(9,934)	$(4,419)		$57,308

Per Share Data:
(Loss) income per common share - basic	$(0.05)	$(0.02)		$0.27
(Loss) income per common share - diluted	$(0.05)	$(0.02)		$0.27

Dividends per common share	$0.380	$0.419	(1)	$-

	The Company
			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014
Balance Sheet Data (as of end of period):
Total assets	$8,867,168	$8,775,229	$9,021,605
Rental property, at cost	7,849,093	7,652,117	7,530,239
Accumulated depreciation and amortization	(318,161)	(243,089)	(81,050)
Debt, net	3,594,898	2,942,610	2,843,451
Total equity	4,885,947	5,310,550	5,554,953

Other Data:
Funds from operations attributable to common stockholders ("FFO") (2)	$195,140	$209,349	$82,425
Core funds from operations attributable to common stockholders ("Core FFO") (2)	183,116	172,796	16,100

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related Formation Transactions and ending on December 31, 2014.
(2)	For a reconciliation of net income to FFO and CORE FFO and why we view these measures to be useful supplemental performance measures, see page 79.

The following table sets forth selected financial and operating data of our Predecessor for the period from January 1, 2014 to November 23, 2014 and for the years ended December 31, 2013 and 2012 and as of the end of such period and years.

	The Predecessor
	Period from
	January 1, 2014	For the Year Ended December 31,
(Amounts in thousands)	to November 23, 2014	2013	2012
REVENUES:
Rental income	$30,208	$30,406	$29,773
Tenant reimbursement income	1,646	1,821	1,543
Distributions from real estate fund investments	17,083	29,184	31,326
Realized and unrealized gains, net	129,354	332,053	161,199
Fee and other income	49,098	26,426	22,974
Total revenues	227,389	419,890	246,815
EXPENSES:
Operating	15,862	16,195	15,402
Depreciation and amortization	10,203	10,582	10,104
General and administrative	30,912	33,504	28,374
Profit sharing compensation	12,041	23,385	17,554
Other	7,974	4,633	6,569
Total expenses	76,992	88,299	78,003
Operating income	150,397	331,591	168,812
Income from unconsolidated joint ventures	4,241	1,062	3,852
Unrealized (loss) gain on interest rate swaps	(673)	1,615	6,969
Interest and other income, net	2,479	9,407	4,431
Interest and debt expense	(28,585)	(29,807)	(37,342)
Net income before income taxes	127,859	313,868	146,722
Income tax expense	(18,461)	(11,029)	(6,984)
Net income	109,398	302,839	139,738
Net income attributable to noncontrolling interests	(87,888)	(286,325)	(137,443)
Net income attributable to the Predecessor	$21,510	$16,514	$2,295

		The Predecessor
		As of December 31,
(Amounts in thousands)		2013	2012
Balance Sheet Data:
Total assets		$2,990,814	$2,610,016
Rental property, at cost		414,998	414,855
Accumulated depreciation and amortization		(57,689)	(48,425)
Debt, net		497,982	515,783
Total equity		2,025,444	1,738,226

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the combined consolidated financial statements of our Predecessor, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 87.0% of the Operating Partnership as of December 31, 2016.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and assets of the real estate funds that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

Our Predecessor

Our Predecessor was not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto Family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York.

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space at market rents;
•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio to increase occupancy and rental rates.

Acquisitions

On December 1, 2016, we completed the acquisition of One Front Street, a 643,745 square foot Class A office building, in San Francisco, California for $521,000,000.

On January 24, 2017, a joint venture in which we have a 5.2% interest acquired 60 Wall Street, a 1.6 million square foot Class A office building in New York, for $1.04 billion. In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property.

Dispositions

On January 12, 2017, we entered into an agreement to sell Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia, for $460,000,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2017 and will result in a financial statement gain of approximately $110,000,000.

Financings

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building in New York. The new 10-year loan is interest-only at a fixed rate of 3.80%. We realized net proceeds of $64,538,000 after the repayment of the existing loan, including swap breakage and closing costs.

On October 6, 2016, we completed an $850,000,000 financing of 1301 Avenue of the Americas, a 1.8 million square foot Class A office building in New York. The five-year interest-only loan matures in October 2021, has two one-year extension options and has an initial weighted average interest rate of 2.77%, based on a $500,000,000 tranche at a fixed rate of 3.05% and a $350,000,000 tranche at a floating rate of LIBOR plus 180 basis points (2.36% at closing). We retained net proceeds of $330,387,000 after closing costs and the repayment of the existing debt at 900 Third Avenue and the defeasance of the existing debt at Waterview, including swap breakage and defeasance costs. The remaining proceeds were used to fund a portion of the acquisition of One Front Street.

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in January 2024 and has a fixed rate of 4.03%. We retained $23,470,000 for our 49.0% share of net proceeds, after the repayment of the existing loan, closing costs and required reserves.

Leasing Activity

Year Ended December 31, 2016

In the year ended December 31, 2016, we leased 734,238 square feet at a weighted average initial rent of $74.12 per square foot. The current year’s leasing activity, offset by lease expirations during the year, decreased portfolio wide leased occupancy by 210 basis points to 92.7% at December 31, 2016 from 94.8% at December 31, 2015. The decrease in leased occupancy was driven by lease expirations in our New York portfolio, partially offset by an increase in leased occupancy in our Washington, D.C. and San Francisco portfolios. Of the 734,238 square feet leased during the year, 485,809 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 10.3% on a GAAP basis and 3.6% on a cash basis. The weighted average lease term for leases signed during the year was 8.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.93 per square foot per annum, or 10.7% of initial rent. The rental rate increases for the year ended December 31, 2016 were impacted by two above-market leases in our New York portfolio aggregating 89,135 square feet that were terminated and subsequently released at market rates. Excluding the impact of these leases, we achieved rental rate increases of 10.4% and 10.3% on a GAAP basis and cash basis, respectively.

New York:

In the year ended December 31, 2016, we leased 566,854 square feet in our New York portfolio at a weighted average initial rent of $73.66 per square foot. The current year’s leasing activity, offset by lease expirations during the year, decreased leased occupancy by 480 basis points to 90.7% at December 31, 2016 from 95.5% at December 31, 2015. Of the 566,854 square feet leased during the year, 446,766 square feet represents second generation space for which we achieved rental rate increases of 8.6% on a GAAP basis and 1.1% on a cash basis. The weighted average lease term for leases signed during the year was 8.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.25 per square foot per annum, or 9.8% of initial rent. The rental rate increases for the year ended December 31, 2016 were impacted by the aforementioned above-market leases aggregating 89,135 square feet that were terminated and subsequently released at market rates. Excluding the impact of these leases, we achieved rental rate increases of 8.2% and 7.5% on a GAAP basis and cash basis, respectively.

Washington, D.C.:

In the year ended December 31, 2016, we leased 90,183 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $69.81 per square foot. The current year’s leasing activity increased leased occupancy by 530 basis points to 95.5% at December 31, 2016 from 90.2% at December 31, 2015. The weighted average lease term for leases signed during the year was 8.7 years and weighted average tenant improvements and leasing commissions on these leases were $12.17 per square foot per annum, or 17.4% of initial rent.

San Francisco:

In the year ended December 31, 2016, we leased 77,201 square feet in our San Francisco portfolio at a weighted average initial rent of $92.50 per square foot. Our San Francisco portfolio continues to remain very strongly leased at 99.0% as of December 31, 2016, an increase of 70 basis points from 98.3% at December 31, 2015. The leased occupancy for December 31, 2016 includes One Front Street, which was acquired on December 1, 2016 and is 99.4% leased. Of the 77,201 square feet leased during the year, 35,110 square feet represents second generation space for which we achieved rental rate increases of 31.8% on a GAAP basis and 40.7% on a cash basis. The weighted average lease term for leases signed during the year was 5.6 years and weighted average tenant improvements and leasing commissions on these leases were $5.27 per square foot per annum, or 5.7% of initial rent.

The following table presents additional details on the leases signed during year ended December 31, 2016 and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Year Ended December 31, 2016	Total		New York		Washington, D.C.	San Francisco
Total square feet leased	734,238		566,854		90,183	77,201
Pro rata share of square feet leased:	662,935		534,924		90,183	37,828
Initial rent (1)	$74.12		$73.66		$69.81	$92.50
Weighted average lease term (in years)	8.0		8.0		8.7	5.6

Tenant improvements and leasing commissions:
Per square foot	$63.05		$57.86		$105.79	$29.31
Per square foot per annum	$7.93		$7.25		$12.17	$5.27
Percentage of initial rent	10.7%		9.8%		17.4%	5.7%

Rent concessions:
Average free rent period (in months)	6.5		7.0		6.1	0.9
Average free rent period per annum (in months)	0.8		0.9		0.7	0.2

Second generation space(2):
Square feet	485,809		446,766		3,933	35,110
GAAP basis:
Straight-line rent	$72.98		$71.27		$80.13	$93.97
Prior straight-line rent	$66.15		$65.62		$80.10	$71.28
Percentage increase	10.3%	(3)	8.6%	(3)	0.0%	31.8%
Cash basis:
Initial rent (1)	$76.05	(4)	$74.73	(4)	$79.82	$92.50
Prior escalated rent (5)	$73.38		$73.92		$78.95	$65.72
Percentage increase	3.6%	(3)	1.1%	(3)	1.1%	40.7%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)

Includes the effect of two above market leases aggregating 89,135 square feet that were terminated and subsequently released at market rates. Excluding the impact of these leases, the percentage increase in GAAP basis and Cash basis rents was 8.2% and 7.5%, respectively, for our New York portfolio and 10.4% and 10.3%, respectively, for the total portfolio.

(4)

Includes the effect of a lease for the parking garage at 1633 Broadway. Excluding the effect of this lease, the initial rent for our second generation space was $80.72 for our New York portfolio and $79.70 for the total portfolio.

(5)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results

For the Year Ended December 31, 2016

Net loss attributable to common stockholders was $9,934,000, or $0.05 per diluted share, for the year ended December 31, 2016, compared to $4,419,000, or $0.02 per diluted share, for the year ended December 31, 2015. Funds from Operations (“FFO”) attributable to common stockholders was $195,140,000, or $0.89 per diluted share, for the year ended December 31, 2016, compared to $209,349,000, or $0.99 per diluted share, for the year ended December 31, 2015.  FFO attributable to common stockholders for the years ended December 31, 2016 and 2015 includes the impact of non-core items, which are listed in the table on page 79. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the years ended December 31, 2016 and 2015 by $12,024,000 and $36,553,000, or $0.05 and $0.18 per diluted share, respectively. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 79, was $183,116,000, or $0.84 per diluted share, for the year ended December 31, 2016, compared to $172,796,000, or $0.81 per diluted share, for the year ended December 31, 2015.

See page 79 “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”)” for a reconciliation of net income to FFO attributable to common stockholders and Core FFO attributable to common stockholders and the reasons why we believe these non-GAAP measures are useful.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments.  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value.  We amortize acquired above-market and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases.  Amortization of acquired in-place leases is included as a component of “depreciation and amortization”.

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

Rental property and related intangibles are classified as held for sale when all the necessary criteria are met.  The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Rental property and the related intangibles held for sale are carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on rental property classified as assets held for sale.

Variable Interest Entities and Investments in Unconsolidated Joint Ventures and Funds

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

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

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

Income Taxes

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements. If, with respect to any taxable year, we fail to maintain our qualification as a REIT, and we are not entitled to relief under the relevant statutory provisions, we would be subject to income tax at regular tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income tax may be due on our undistributed taxable income.

Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to Accounting Standards Codification (“ASC”) Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

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

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements.  This revenue is recognized as the related services are performed.  Fee and other income also includes lease termination fees and income from tenant requested services, including overtime heating and cooling.

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

Recently Issued Accounting Literature

A summary of recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Annual Report on Form 10-K.

 Results of Operations

The following pages summarize our consolidated results of operations for the years ended December 31, 2016 and 2015, and for the period from November 24, 2014 to December 31, 2014 and the combined consolidated historical results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014.

Upon completion of the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and the assets of the real estate funds that it controlled. These transactions were accounted for as transactions among entities under common control.  However, as a result of our acquisition of these assets from the real estate funds in the Formation Transactions, we account for these assets following the Formation Transactions using historical cost accounting whereas, prior to the Formation Transactions, the Predecessor had accounted for these assets using the specialized accounting applicable to investment companies because, prior to the Formation Transactions, they had been held by the real estate funds, which qualified for investment company accounting.

Results of Operations – The Company – Year Ended December 31, 2016 Compared to December 31, 2015

	The Company
	For the Year Ended December 31,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$590,161	$586,530	$3,631
Tenant reimbursement income	44,943	50,885	(5,942)
Fee and other income	48,237	24,993	23,244
Total revenues	683,341	662,408	20,933
EXPENSES:
Operating	250,040	244,754	5,286
Depreciation and amortization	269,450	294,624	(25,174)
General and administrative	53,510	42,056	11,454
Transaction related costs	2,404	10,355	(7,951)
Total expenses	575,404	591,789	(16,385)
Operating income	107,937	70,619	37,318
Income from real estate fund investments	-	37,975	(37,975)
Loss from unconsolidated real estate funds	(498)	-	(498)
Income from unconsolidated joint ventures	7,413	6,850	563
Interest and other income (loss), net	6,934	871	6,063
Interest and debt expense	(157,746)	(168,366)	10,620
Unrealized gain on interest rate swaps	39,814	75,760	(35,946)
Net income before income taxes	3,854	23,709	(19,855)
Income tax expense	(1,785)	(2,566)	781
Net income	2,069	21,143	(19,074)
Less net (income) loss attributable to noncontrolling interests:
Consolidated real estate funds	1,316	(21,173)	22,489
Consolidated joint ventures	(15,423)	(5,459)	(9,964)
Operating Partnership	2,104	1,070	1,034
Net loss attributable to common stockholders	$(9,934)	$(4,419)	$(5,515)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $683,341,000 for the year ended December 31, 2016, compared to $662,408,000 for the year ended December 31, 2015, an increase of $20,933,000. Below are the details of the increase (decrease) by segment.

	The Company
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$3,347	$-		$-	$3,347		$-
Same store operations	8,198	(2,537)		3,348	7,452	(2)	(65)
Other, net	(7,914)	(7,807)	(3)	(22)	(85)		-
Increase (decrease) in rental income	3,631	(10,344)		3,326	10,714		(65)

Tenant reimbursement income
Acquisitions (1)	373	-		-	373		-
Same store operations	(6,315)	(8,489)	(4)	885	1,289		-
(Decrease) increase in tenant
reimbursement income	(5,942)	(8,489)		885	1,662		-

Fee and other income
Property management	185	-		-	-		185
Asset management	7,754	-		-	-		7,754	(5)
Acquisition and leasing	(1,690)	-		-	-		(1,690)
Other	434	-		-	-		434
Increase in fee income	6,683	-		-	-		6,683
Lease termination income	16,139	15,770	(6)	-	369		-
Other income	422	15		(188)	596		(1)
Increase (decrease) in other income	16,561	15,785		(188)	965		(1)
Increase (decrease) in fee
and other income	23,244	15,785		(188)	965		6,682

Total increase (decrease) in revenues	$20,933	$(3,048)		$4,023	$13,341		$6,617

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Primarily due to an increase in weighted average occupancy.
(3)

Includes $12,406 of non-cash write-offs in the year ended December 31, 2016, primarily related to the termination of a tenant’s above-market lease at 1633 Broadway, partially offset by $6,400 of higher non-cash income in the year ended December 31, 2016 from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(4)	Primarily due to leases with tenants that have new base years as well as a decrease in occupancy.
(5)

Represents asset management fees earned from our unconsolidated real estate funds for the year ended December 31, 2016. The asset management fees for the year ended December 31, 2015 were included as a reduction of noncontrolling interests due to our real estate funds being consolidated in the prior period.

(6)	Includes $10,861 of income in the year ended December 31, 2016, in connection with a tenant’s lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $575,404,000 for the year ended December 31, 2016, compared to $591,789,000 for the year ended December 31, 2015, a decrease of $16,385,000. Below are the details of the (decrease) increase by segment.

	The Company
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$1,220	$-		$-	$1,220	$-
Same store operations	3,839	1,831		235	510	1,263
Bad debt expense	227	341		4	(118)	-
Increase in operating	5,286	2,172		239	1,612	1,263

Depreciation and amortization
Acquisitions (1)	2,331	-		-	2,331	-
Operations	(40,751)	(39,335)	(2)	980	(3,162)	766
Other, net	13,246	12,054	(3)	-	1,192	-
(Decrease) increase in depreciation
and amortization	(25,174)	(27,281)		980	361	766

General and administrative
Operations	11,648	-		-	-	11,648	(4)
Mark-to-market of investments
in our deferred compensation plan	247	-		-	-	247	(5)
Severance costs	(441)	-		-	-	(441)
Increase in general
and administrative	11,454	-		-	-	11,454

Decrease in transaction related costs	(7,951)	-		-	-	(7,951)	(6)

Total (decrease) increase in expenses	$(16,385)	$(25,109)		$1,219	$1,973	$5,532

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(3)	Represents acceleration in the amortization of tenant improvements and in-place lease assets in connection with a tenant’s lease modification and other lease terminations.
(4)	Increase primarily due to non-cash stock-based compensation expense and higher professional fees.
(5)

Represents the change in mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

(6)

Decrease primarily due to $5,872 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner in the year ended December 31, 2015 and lower transaction related costs in the year ended December 31, 2016.

Income from Real Estate Fund Investments

Prior to January 1, 2016, our real estate funds were consolidated into our consolidated financial statements and accordingly 100% of the income or loss from our real estate funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net (income) loss attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value, except for our Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements.  The following table sets forth the details of income from these funds, including our share thereof.

The Company
For the Year Ended
(Amounts in thousands)	December 31, 2015
Net investment income	$12,274
Net realized gains	13,884
Previously recorded unrealized gains on exited investments	(6,584)
Net unrealized gains	18,401
Income from real estate fund investments (1)	37,975
Less: noncontrolling interests in consolidated real estate funds (2)	(24,896)
Income from real estate fund investments attributable to Paramount Group, Inc.	$13,079

(1)

Represents income from our real estate funds that were consolidated during 2015, including Fund II, Fund III, Fund VII, Fund VII-H, Fund VIII, Paramount Group Real Estate Special Situations Fund L.P. (“PGRESS”) and Paramount Group Real Estate Special Situations Fund-H L.P. (“PGRESS-H”).

(2)	Includes $5,481 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the year ended December 31, 2015.

Loss from Unconsolidated Real Estate Funds

The following table sets forth the details of (loss) income from unconsolidated real estate funds.

	The Company
	For the Year Ended December 31, 2016
			Alternative
(Amounts in thousands)	Total	Property Funds	Investment Fund
Our Share of Net (Loss) Income:
Net investment (loss) income	$(324)	$(460)	$136
Net unrealized (loss) income	(1,706)	(1,710)	4
Carried interest	1,532	1,532	-
(Loss) income from unconsolidated real estate funds (1)	$(498)	$(638)	$140

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income for the year ended December 31, 2016.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $7,413,000 for the year ended December 31, 2016, compared to $6,850,000 for the year ended December 31, 2015, an increase of $563,000. This increase resulted from:

(Amounts in thousands)	The Company
712 Fifth Avenue ($7,335 in 2016, compared to $6,734 in 2015)	$601	(1)
Oder-Center, Germany ($78 in 2016, compared to $116 in 2015)	(38)	(2)
Total increase	$563

(1)	Primarily due to lower interest expense resulting from the expiration of interest rate swaps on $90,000 of debt in March 2015 and higher income from tenant requested work.
(2)	Primarily due to a decrease in operating income of the property.

Interest and Other Income (Loss), net

Interest and other income was $6,934,000 for the year ended December 31, 2016, compared to $871,000 for the year ended December 31, 2015, an increase of $6,063,000. This increase resulted from:

(Amounts in thousands)	The Company
Preferred equity investment income in 2016 (1)	$5,716
Increase in interest income	100
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	247
Total increase	$6,063

(1)	Represents 100% of the income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $1,393.

Interest and Debt Expense

Interest and debt expense was $157,746,000 for the year ended December 31, 2016, compared to $168,366,000 for the year ended December 31, 2015, a decrease of $10,620,000.  This decrease resulted from:

(Amounts in thousands)	The Company
$1.5 billion of refinancings (1633 Broadway in December 2015 and 31 West 52nd Street in May 2016)	$(15,104)
$850 million financing of 1301 Avenue of the Americas in October 2016	5,480
$484 million of repayment and defeasance (900 Third Avenue and Waterview in October 2016)	(7,784)
Defeasance costs in connection with the repayment of the Waterview debt	4,608
Amortization of deferred financing costs	4,239
Other, net (primarily related to the deconsolidation of our real estate fund investments)	(2,059)
Total decrease	$(10,620)

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represents the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $39,814,000 for the year ended December 31, 2016, compared to $75,760,000 for the year ended December 31, 2015, a decrease of $35,946,000. The decrease was primarily due to (i) $26,450,000 of unrealized gains in 2015 relating to swaps aggregating $772,100,000 that were terminated in connection with the refinancing of 1633 Broadway in December 2015 (ii) $9,468,000 of lower unrealized gains relating to swaps aggregating $237,600,000 that were terminated in connection with the refinancing of 31 West 52nd Street in May 2016 and (iii) $3,512,000 of lower unrealized gains relating to swaps aggregating $162,000,000 that were terminated in connection with the repayment of our debt on 900 Third Avenue, partially offset by (iv) $3,484,000 of higher unrealized gains in 2016 relating to swaps aggregating $840,000,000 on One Market Plaza due to increase in LIBOR rates.

Income Tax Expense

Income tax expense was $1,785,000 for the year ended December 31, 2016, compared to $2,566,000 for the year ended December 31, 2015, a decrease of $781,000. This decrease is primarily due to a benefit recognized for the year ended December 31, 2016 as result of a change in position for filing the unincorporated business tax returns for our Washington, D.C. properties and lower taxable income attributable to our taxable REIT subsidiaries.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

Net loss attributable to noncontrolling interests in consolidated real estate funds was $1,316,000 for the year ended December 31, 2016, compared to income attributable to noncontrolling interests of $21,173,000 for the year ended December 31, 2015, a decrease in income attributable to the noncontrolling interests of $22,489,000. This decrease resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method.  Below are the components of this decrease:

(Amounts in thousands)	The Company
Decrease in net loss attributable to the Residential Fund ($1,316 in 2016, compared to $3,723 in 2015)	$2,407
Income attributable to consolidated real estate funds in 2015	(24,896)
Total decrease	$(22,489)

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $15,423,000 of income for the year ended December 31, 2016, compared to $5,459,000 for the year ended December 31, 2015, an increase of $9,964,000. This increase resulted from:

(Amounts in thousands)	The Company
One Market Plaza ($11,100 in 2016, compared to $4,131 in 2015)	$6,969
Preferred equity investment income in 2016	4,323
31 West 52nd Street in 2015	(1,328)
Total increase	$9,964

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $2,104,000 for the year ended December 31, 2016, compared to $1,070,000 for the year ended December 31, 2015, an increase of $1,034,000. This increase resulted from greater losses subject to allocation to the unitholders of the Operating Partnership.

Results of Operations – The Company – Year Ended December 31, 2015 Compared to the Period from November 24, 2014 to December 31, 2014

	The Company
	For the	Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014	Change
REVENUES:
Rental income	$586,530	$57,465	$529,065
Tenant reimbursement income	50,885	5,865	45,020
Fee and other income	24,993	2,805	22,188
Total revenues	662,408	66,135	596,273
EXPENSES:
Operating	244,754	26,011	218,743
Depreciation and amortization	294,624	34,481	260,143
General and administrative	42,056	2,207	39,849
Transaction related costs	10,355	-	10,355
Total expenses	591,789	62,699	529,090
Operating income	70,619	3,436	67,183
Income from real estate fund investments	37,975	1,412	36,563
Income from unconsolidated joint ventures	6,850	938	5,912
Interest and other income (loss), net	871	(179)	1,050
Interest and debt expense	(168,366)	(43,743)	(124,623)
Unrealized gain on interest rate swaps	75,760	15,084	60,676
Formation related costs	-	(143,437)	143,437
Gain on consolidation of an unconsolidated joint venture	-	239,716	(239,716)
Net income before income taxes	23,709	73,227	(49,518)
Income tax expense	(2,566)	(505)	(2,061)
Net income	21,143	72,722	(51,579)
Less net (income) loss attributable to noncontrolling interests:
Consolidated real estate funds	(21,173)	(135)	(21,038)
Consolidated joint ventures	(5,459)	(1,353)	(4,106)
Operating Partnership	1,070	(13,926)	14,996
Net (loss) income attributable to common stockholders	$(4,419)	$57,308	$(61,727)

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

	The Company
	For the	Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Fee income
Property management	$5,763	$587
Acquisition, leasing and disposition	3,916	510
Other	569	79
Total fee income	10,248	1,176
Lease termination income	871	465
Other income (1)	13,874	1,164
Total fee and other income	$24,993	$2,805

(1)Primarily comprised of income from tenant requested services, including overtime heating and cooling.

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

	The Company
	For the Year Ended		Period from November 24, 2014
(Amounts in thousands)	December 31, 2015		to December 31, 2014
General and administrative expenses	$41,859	(1)	$2,528
Mark-to-market of investments in our deferred compensation plan (2)	197		(321)
Total general and administrative expenses	$42,056		$2,207

(1)Includes $7,000 of amortization of stock-based compensation expense and $3,315 of severance costs.

(2)

Represents the mark-to-market of investments in our deferred compensation plan liabilities, which is entirely offset by the mark-to-market of deferred compensation plan assets, which is included in “interest and other income, net”.

Transaction Related Costs

Transaction related costs were $10,355,000 for the year ended December 31, 2015 and are primarily comprised of legal and professional fees related to transactions, including dead deal costs and capital raising costs in connection with real estate fund investments.  Transaction related costs for the year ended December 31, 2015 also includes $5,872,000 of transfer taxes incurred in connection with the sale of shares by a former joint venture partner.

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

	The Company
	For the	Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Net investment income	$12,274	$2,769
Net realized gains	13,884	50
Previously recorded unrealized gains on exited investments	(6,584)	-
Net unrealized gains (losses)	18,401	(1,407)
Income from real estate fund investments (1)	37,975	1,412
Less: interest expense	-	(325)
Less: noncontrolling interests in consolidated real estate funds (2)	(24,896)	(485)
Income from real estate fund investments attributable to Paramount Group, Inc.	$13,079	$602

(1)	Represents income from our real estate funds that were consolidated during 2015, including Fund II, Fund III, Fund VII, Fund VII-H, Fund VIII, PGRESS and PGRESS-H
(2)

Includes $5,481 and $521 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $6,850,000 for the year ended December 31, 2015, compared to $938,000 for the period from November 24, 2014 to December 31, 2014, an increase of $5,912,000. This increase was primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014. The following table sets forth the details of income from unconsolidated joint ventures.

		The Company
	Paramount	For the	Period from
	Ownership at	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	December 31, 2015	to December 31, 2014
Our share of Net Income:
712 Fifth Avenue	50.0%	$6,734	$938
Oder-Center, Germany (1)	9.5%	116	-
Total income from unconsolidated joint ventures		$6,850	$938

(1)	We account for our interest in Oder-Center, Germany on a one-quarter lag basis.

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

	The Company
	For the	Period from
	Year Ended	November 24, 2014
(Amounts in thousands)	December 31, 2015	to December 31, 2014
Mark-to-market of investments in our deferred compensation plan (1)	$197	$(321)
Interest and other income	674	142
Total interest and other income (loss)	$871	$(179)

(1)

Represents the mark-to-market of investments in our deferred compensation plan, which is entirely offset by the mark-to-market of deferred compensation plan liabilities, which is included in “general and administrative” expenses.

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

Formation Related Costs

Formation related costs were $143,437,000 for the period from November 24, 2014 to December 31, 2014 and includes (i) $71,000,000 of stock-based compensation expense in connection with the one-time founders’ grants to executive officers and certain other employees, (ii) $51,306,000 of transfer taxes and (iii) $21,131,000 of accounting, legal and other professional fees incurred in connection with the Formation Transactions.

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

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

Net income attributable to noncontrolling interest in consolidated real estate funds was $21,173,000 for the year ended December 31, 2015 compared to $135,000 for the period from November 24, 2014 to December 31, 2014, an increase of $21,038,000. This increase is primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $5,459,000 for the year ended December 31, 2015 compared to $1,353,000 for the period from November 24, 2014 to December 31, 2014, an increase of $4,106,000. This increase is primarily due to a full year’s results of operations in 2015, compared to a partial year in 2014.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net (income) loss attributable to noncontrolling interest in Operating Partnership represents net (income) or loss attributable to the unitholders of the Operating Partnership. For the year ended December 31, 2015, we allocated a loss of $1,070,000 and for the period from November 24, 2014 to December 31, 2014, we allocated income of $13,926,000 to the unitholders of the Operating Partnership.

Results of Operations – The Predecessor - Period from January 1, 2014 to November 23, 2014

The following table summarizes the combined consolidated results of operations of our Predecessor for the period from January 1, 2014 to November 23, 2014.

The Predecessor
Period from
January 1, 2014
(Amounts in thousands)	to November 23, 2014
REVENUES:
Rental income	$30,208
Tenant reimbursement income	1,646
Distributions from real estate fund investments	17,083
Realized and unrealized gains, net	129,354
Fee and other income	49,098
Total revenues	227,389
EXPENSES:
Operating	15,862
Depreciation and amortization	10,203
General and administrative	30,912
Profit sharing compensation	12,041
Other	7,974
Total expenses	76,992
Operating income	150,397
Income from unconsolidated joint ventures	4,241
Unrealized loss on interest rate swaps	(673)
Interest and other income, net	2,479
Interest and debt expense	(28,585)
Net income before income taxes	127,859
Income tax expense	(18,461)
Net income	109,398
Net income attributable to noncontrolling interests	(87,888)
Net income attributable to the Predecessor	$21,510

Rental Income

Rental income was $30,208,000 for the period from January 1, 2014 to November 23, 2014 and represented rental income from Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor.

Tenant Reimbursement Income

Tenant reimbursement income was $1,646,000 for the period from January 1, 2014 to November 23, 2014 and represented reimbursement income from tenants at Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor.

Distributions from Real Estate Fund Investments

Distributions from real estate fund investments were $17,083,000 for the period from January 1, 2014 to November 23, 2014 and represented distributions received by our private equity real estate funds from its underlying investments.

Realized and Unrealized Gains, Net

Realized and unrealized gains, net were $129,354,000 for the period from January 1, 2014 to November 23, 2014 and were comprised of $92,468,000 of unrealized gains, primarily due to an increase in the value of our real estate fund investments, and $36,886,000 of realized gains from the sale of fund investments.

Fee and Other Income

Fee and other income was $49,098,000 for the period from January 1, 2014 to November 23, 2014. The following table sets forth the details of fee and other income.

The Predecessor
Period from January 1, 2014
(Amounts in thousands)	to November 23, 2014
Fee and other income
Property management	$15,599
Acquisition, leasing and disposition	27,038
Other	6,461
Total fee and other income	$49,098

Operating Expenses

Operating expenses were $15,862,000 for the period from January 1, 2014 to November 23, 2014 and represented the operating expenses of Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor, and the cost of operating and managing the portfolio of properties owned by our Predecessor as well as the private real estate funds that it controlled.

Depreciation and Amortization

Depreciation and amortization was $10,203,000 for the period from January 1, 2014 to November 23, 2014 and represented depreciation and amortization on Waterview, the sole property for which direct property operations were reflected in the historical combined consolidated financial statements of our Predecessor.

General and Administrative

General and administrative expenses were $30,912,000 for the period from January 1, 2014 to November 23, 2014. The following table sets forth the details of general and administrative expenses.

The Predecessor
Period from January 1, 2014
(Amounts in thousands)	to November 23, 2014
General and administrative expenses	$29,206
Mark-to-market of investments in our deferred compensation plans (1)	1,706
Total general and administrative expenses	$30,912

(1)

Represented the mark-to-market of investments in our deferred compensation plan liabilities, which was entirely offset by the mark-to-market of deferred compensation plan assets, which was included in “interest and other income, net”.

Profit Sharing Compensation

Profit sharing compensation was $12,041,000 for the period from January 1, 2014 to November 23, 2014 and represented a portion of fee income and real estate appreciation attributable to our Predecessor’s private equity real estate fund business, which was payable to certain management employees through profit sharing arrangements. These arrangements ceased upon completion of the Offering and the Formation Transactions.

Other Expenses

Other expenses were $7,974,000 for the period from January 1, 2014 to November 23, 2014 and represented capital raising and formation costs for our Predecessor’s private equity real estate fund business.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $4,241,000 for the period from January 1, 2014 to November 23, 2014. The following table sets forth the details of income from unconsolidated joint ventures.

		The Predecessor
	Paramount	Period from
	Ownership at	January 1, 2014
(Amounts in thousands)	November 23, 2014	to November 23, 2014
Our share of Net Income:
712 Fifth Avenue	50.0%	$4,141
1325 Avenue of the Americas (1)	50.0%	100
900 Third Avenue (1)	11.8%	-
Total income from unconsolidated joint ventures		$4,241

(1)	As part of the Formation Transactions we acquired 100% ownership of these properties.

Unrealized Loss on Interest Rate Swaps

Unrealized loss on interest rate swaps was $673,000 for the period from January 1, 2014 to November 23, 2014. These interest rate swaps related to the debt of certain private equity real estate funds that were controlled by our Predecessor.

Interest and Other Income, net

Interest and other income, net was $2,479,000 for the period from January 1, 2014 to November 23, 2014. The following table sets forth the details of interest and other income, net.

The Predecessor
Period from January 1, 2014
(Amounts in thousands)	to November 23, 2014
Mark-to-market of investments in our deferred compensation plans (1)	$1,706
Interest and other income	773
Total interest and other income	$2,479

(1)

Represented the mark-to-market of investments in our deferred compensation plan, which was entirely offset by the mark-to-market of deferred compensation plan liabilities, which was included in “general and administrative” expenses.

Interest and Debt Expense

Interest expense was $28,585,000 for the period from January 1, 2014 to November 23, 2014 and related to interest incurred on the Waterview mortgage loan, the fund-level debt of the private equity real estate funds and preferred equity in the joint venture holding 1633 Broadway.

Income Tax Expense

Income tax expense was $18,461,000 for the period from January 1, 2014 to November 23, 2014 and represented federal, state and local corporate income tax of our Predecessor for their share of income from the funds’ underlying investments.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $87,888,000 for the period from January 1, 2014 to November 23, 2014 and represented net income attributable to the noncontrolling interest of the private equity real estate funds.

Liquidity and Capital Resources

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Liquidity

As of December 31, 2016, we had $162,965,000 of cash and cash equivalents, $29,374,000 of restricted cash and $570,000,000 of borrowing capacity under our revolving credit facility.  As of December 31, 2016, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.638 billion. None of our debt matures in 2017 and $314,000,000 of our debt matures in 2018.

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in January 2024 and has a fixed rate of 4.03%. The proceeds from the refinancing were used to repay the existing $872,960,000 loan that had an interest rate of 6.12% and was scheduled to mature in December 2019. We retained $23,470,000 for our 49.0% share of net proceeds, after the repayment of the existing loan, closing costs and required reserves.

On January 12, 2017, we entered into an agreement to sell Waterview, a 636,768 square foot Class A office building, in Rosslyn, Virginia for $460,000,000. The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2017. We expect to retain net proceeds of approximately $457,000,000 from the sale, which is expected to be used to repay the amounts outstanding under our revolving credit facility and the indebtedness on 1899 Pennsylvania Avenue and Liberty Place.

We may refinance the remainder of our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On December 15, 2016, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ending December 31, 2016, which was paid on January 13, 2017 to stockholders of record as of the close of business on December 30, 2016.  During 2016, we paid an aggregate of $100,517,000 in dividends and distributions to our common stockholders and common unitholders.  These dividends were paid utilizing the cash flow from operations.   If we were to continue our current dividend policy for all of 2017, we would have to pay out approximately $101,000,000 to common stockholders and unitholders during 2017.

Contractual Obligations

Below is a summary of our contractual obligations and commitments as of December 31, 2016.

	Payments due by period
		Less than	1-3		3-5
(Amounts in thousands)	Total	1 year	years		years	Thereafter
Notes and mortgages payable:
Interest expense (1)	$607,976	$125,379	$207,166		$158,697	$116,734
Principal repayment	3,408,179	1,513	960,216	(2)	932,906	1,513,544
Revolving credit facility (including interest expense) (1)	238,216	4,327	233,889		-	-
Due to affiliates (including interest expense)(1)	27,404	27,404	-		-	-
Tenant obligations	76,628	75,596	-		787	245
Leasing commissions	6,626	5,361	1,265		-	-
Our share of debt relating to unconsolidated joint ventures (including interest expense)	130,029	5,423	124,606		-	-
Total (3)	$4,495,058	$245,003	$1,527,142		$1,092,390	$1,630,523

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2016 for variable rate debt.
(2)	Includes the $872,960 mortgage loan on One Market Plaza, which was refinanced in January 2017 with a new $975,000 mortgage loan that matures in January 2024.
(3)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our property.

Off Balance Sheet Arrangements

As of December 31, 2016, our unconsolidated joint ventures had $269,573,000 of outstanding indebtedness, of which our share was $125,442,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and requires compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2016, we believe we are in compliance with all of our covenants.

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

Cash Flows

The Company

Cash and cash equivalents were $162,965,000, $143,884,000, and $438,599,000, as of December 31, 2016, 2015 and 2014, respectively.  Our December 31, 2015 cash and cash equivalents included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016. Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents increased by $27,068,000 for the year ended December 31, 2016.  Cash and cash equivalents decreased by $294,715,000 for the year ended December 31, 2015 and increased by $386,513,000 for the period from November 24, 2014 to December 31, 2014.  The following table sets forth the changes in cash flow.

			Period from
	For the Year Ended December 31,		November 24, 2014 to
(Amount in thousands)	2016	2015	December 31, 2014
Net cash provided by (used in):
Operating activities	$145,040	$(16,969)	$(80,572)
Investing activities	(636,966)	(95,416)	204,913
Financing activities	518,994	(182,330)	262,172

Operating Activities

Year Ended December 31, 2016 – We generated $145,040,000 of cash from operating activities for the year ended December 31, 2016, primarily from (i) $157,510,000 of net income (after $155,441,000 of noncash adjustments) and (ii) $8,270,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $20,740,000 of net changes in operating assets and liabilities. Noncash adjustments of $155,441,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps. The changes in operating assets and liabilities were primarily due to additions to deferred charges of $15,701,000.

Year Ended December 31, 2015 – We used $16,969,000 of cash for operating activities for the year ended December 31, 2015, primarily due to (i) $170,269,000 of net changes in operating assets and liabilities, partially offset by (ii) $148,334,000 of net income (after $127,191,000 of noncash adjustments) and (iii) $4,966,000 of distributions from unconsolidated joint ventures. Noncash adjustments of $127,191,000 were primarily comprised of depreciation and amortization, unrealized gain on interest rate swaps, straight-lining of rental income and realized and net unrealized gains on real estate fund investments. The changes in operating assets and liabilities were primarily due to net acquisition of real estate fund investments of $127,743,000 and additions to deferred charges of $40,510,000.

Period from November 24, 2014 to December 31, 2014 – We used $80,572,000 of cash for operating activities for the period from November 24, 2014 to December 31, 2014, primarily due to (i) $51,362,000 of net acquisitions of real estate fund investments and (ii) $13,181,000 of deferred leasing costs.

Investing Activities

Year Ended December 31, 2016 – We used $636,966,000 of cash for investing activities for the year ended December 31, 2016, primarily due to (i) $517,823,000 for the acquisition of One Front Street, (ii) $132,686,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, partially offset by (iii) $15,080,000 decrease in restricted cash.

Year Ended December 31, 2015 – We used $95,416,000 of cash for investing activities for the year ended December 31, 2015, primarily due to (i) $107,859,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, partially offset by (ii) $12,424,000 decrease in restricted cash.

Period from November 24, 2014 to December 31, 2014 – We generated $204,913,000 of cash from investing activities for the period from November 24, 2014 to December 31, 2014, primarily from cash received from properties in connection with the Formation Transactions.

Financing Activities

Year Ended December 31, 2016 – We generated $518,994,000 of cash from financing activities for the year ended December 31, 2016, primarily from (i) $1,362,414,000 of proceeds from notes and mortgages payable, primarily from the refinancings of 1301 Avenue of the Americas and 31 West 52nd Street, (ii) $340,000,000 of borrowings under the revolving credit facility and (iii) $7,651,000 of contributions from noncontrolling interests, partially offset by (iv) $689,269,000 of repayments of notes and mortgages payable, primarily for the repayments of the 31 West 52nd Street and 900 Third Avenue, (v) $214,608,000 for the purchase of marketable securities in connections with the defeasance of Waterview’s mortgage loan, (vi) $130,000,000 of repayments of the amounts borrowed under the revolving credit facility, (vii) $100,517,000 of dividends and distributions paid to common stockholders and unitholders, (viii) $29,387,000 for the payment of debt issuance costs, (ix) $23,654,000 for the settlement of swap liabilities and (x) $3,636,000 for distributions to noncontrolling interests.

Year Ended December 31, 2015 – We used $182,330,000 of cash for financing activities for the year ended December 31, 2015, primarily due to (i) $927,633,000 of repayments of notes and mortgages payable, primarily for the repayment of 1633 Broadway loan, (ii) $261,464,000 for the acquisition of noncontrolling interest in consolidated joint ventures, (iii) $85,458,000 of dividends and distributions paid to common stockholders and unitholders, (iv) $56,636,000 for distributions to noncontrolling interests, (v) $33,741,000 for the settlement of interest rate swap liabilities and (vi) $18,871,000 for the payment of debt issuance costs, partially offset by (vii) $1,013,544,000 of proceeds from notes and mortgages payable, primarily from the refinancing of 1633 Broadway, (viii) $167,929,000 of contributions from noncontrolling interests and (ix) $20,000,000 of borrowing under the revolving credit facility.

Period from November 24, 2014 to December 31, 2014 – We generated $262,172,000 of cash from financing activities for the period from November 24, 2014 to December 31, 2014.  Cash generated from financing activities during the period was primarily due to the issuance and sale of common stock in connection with the Offering, substantially all of the proceeds of which were used toward the repayment of debt assumed in the Formation Transactions and the defeasance of notes and mortgages payable.

The Predecessor

Cash and cash equivalents were $52,086,000 and $307,161,000 at November 23, 2014 and December 31, 2013, respectively, a decrease of $255,075,000.  The following table sets forth the changes in cash flow.

Period from
January 1, 2014 to
(Amount in thousands)	November 23, 2014
Net cash used in:
Operating activities	$(84,495)
Investing activities	(64,330)
Financing activities	(106,250)

Operating Activities

Period from January 1, 2014 to November 23, 2014 – Our Predecessor used $84,495,000 of cash for operating activities for the period January 1, 2014 to November 23, 2014, due to $80,195,000 of net changes in operating assets and liabilities, which included $31,061,000 of net real estate fund investments from the purchase of a new asset and additional investments in existing assets.

Investing Activities

Period from January 1, 2014 to November 23, 2014 – Our Predecessor used $64,330,000 of cash for investing activities for the period January 1, 2014 to November 23, 2014, primarily due to $64,650,000 for the acquisition by the Residential Fund, which utilizes historical cost accounting rather than investment company accounting.

Financing Activities

Period from January 1, 2014 to November 23, 2014 – Our Predecessor used $106,250,000 of cash for financing activities for the period January 1, 2014 to November 23, 2014, primarily due to (i) $266,028,000 of distributions to noncontrolling interests, (ii) $149,135,000 of distributions to Predecessor shareholders and (iii) $23,744,000 of offering costs, partially offset by (iv) $272,721,000 of contributions from noncontrolling interests, (v) $39,075,000 of proceeds from loans payable to noncontrolling interests and (vi) $23,688,000 of contributions from Predecessor shareholders.

Non-GAAP Financial Measures

We use and present NOI, Cash NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure.

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use these metrics internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and Cash NOI, and accordingly, our presentation of NOI and Cash NOI may not be comparable to other real estate companies.

The following tables present reconciliations of our net income to NOI and Cash NOI for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014.

	The Company
	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,069	$29,478	$247	$22,167	$(49,823)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	269,450	183,316	31,068	53,109	1,957
General and administrative	53,510	-	-	-	53,510
Interest and debt expense	157,746	73,729	22,406	55,817	5,794
Transaction related costs	2,404	-	-	-	2,404
Income tax expense	1,785	-	-	37	1,748
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
Loss from unconsolidated real estate funds	498	-	-	-	498
Income from unconsolidated joint ventures	(7,413)	(7,335)	-	-	(78)
Fee income	(16,931)	-	-	-	(16,931)
Interest and other income, net	(6,934)	(203)	(53)	(28)	(6,650)
Unrealized gain on interest rate swaps	(39,814)	(5,636)	-	(34,178)	-
NOI	433,565	290,223	53,668	96,924	(7,250)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	414	-	-	-	414
Consolidated joint ventures	(47,561)	-	-	(47,561)	-
Paramount's share of NOI	$386,418	$290,223	$53,668	$49,363	$(6,836)

NOI	$433,565	$290,223	$53,668	$96,924	$(7,250)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(82,724)	(64,056)	(4,772)	(13,872)	(24)
Amortization of above and below-market leases, net	(9,536)	8,921	(2,204)	(16,253)	-
Cash NOI	341,305	235,088	46,692	66,799	(7,274)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	414	-	-	-	414
Consolidated joint ventures	(32,571)	-	-	(32,571)	-
Paramount's share of Cash NOI	$309,148	$235,088	$46,692	$34,228	$(6,860)

	The Company
	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$21,143	$35,932	$(462)	$7,858	$(22,185)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	294,624	210,597	30,088	52,748	1,191
General and administrative	42,056	-	-	-	42,056
Interest and debt expense	168,366	84,164	20,609	55,285	8,308
Transaction related costs	4,483	-	-	-	4,483
Transfer taxes due in connection with sale of shares by a former joint venture partner	5,872	-	-	-	5,872
Income tax expense (benefit)	2,566	-	(321)	11	2,876
NOI from unconsolidated joint ventures	16,580	16,210	-	-	370
Income from real estate fund investments	(37,975)	-	-	-	(37,975)
Income from unconsolidated joint ventures	(6,850)	(6,734)	-	-	(116)
Fee income	(10,248)	-	-	-	(10,248)
Interest and other income, net	(871)	(324)	(30)	(13)	(504)
Unrealized gain on interest rate swaps	(75,760)	(45,066)	-	(30,694)	-
NOI	423,986	294,779	49,884	85,195	(5,872)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(668)	-	-	-	(668)
Consolidated joint ventures	(54,657)	(11,576)	-	(43,081)	-
Paramount's share of NOI	$368,661	$283,203	$49,884	$42,114	$(6,540)

NOI	$423,986	$294,779	$49,884	$85,195	$(5,872)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(69,112)	(45,847)	(6,029)	(17,205)	(31)
Amortization of above and below-market leases, net	(9,917)	8,052	(2,237)	(15,732)	-
Cash NOI	344,957	256,984	41,618	52,258	(5,903)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(668)	-	-	-	(668)
Consolidated joint ventures	(35,948)	(9,665)	-	(26,283)	-
Paramount's share of Cash NOI	$308,341	$247,319	$41,618	$25,975	$(6,571)

	The Company
	Period from November 24, 2014 to December 31, 2014
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$72,722	$(20,962)	$(1,908)	$1,753	$93,839
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	34,481	25,789	3,104	5,485	103
General and administrative	2,207	61	27	3	2,116
Interest and debt expense	43,743	33,869	2,223	5,541	2,110
Formation related costs	143,437	-	-	-	143,437
Income tax expense	505	-	475	-	30
NOI from unconsolidated joint ventures	1,680	1,680	-	-	-
Income from unconsolidated joint ventures	(938)	(938)	-	-	-
Fee income	(1,176)	-	-	-	(1,176)
Interest and other loss (income), net	179	(26)	(3)	(1)	209
Unrealized gain on interest rate swaps	(15,084)	(9,012)	-	(6,072)	-
Gain on consolidation of a partially owned entity	(239,716)	-	-	-	(239,716)
NOI	42,040	30,461	3,918	6,709	952
Less NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(789)	-	-	-	(789)
Consolidated joint ventures	(4,921)	(1,531)	-	(3,390)	-
Paramount's share of NOI	$36,330	$28,930	$3,918	$3,319	$163

NOI	$42,040	$30,461	$3,918	$6,709	$952
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(5,660)	(4,293)	(186)	(1,181)	-
Amortization of above and below-market leases, net	(467)	1,222	(233)	(1,456)	-
Cash NOI	35,913	27,390	3,499	4,072	952
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate funds	(788)	-	-	-	(788)
Consolidated joint ventures	(3,304)	(1,259)	-	(2,045)	-
Paramount's share of Cash NOI	$31,821	$26,131	$3,499	$2,027	$164

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2016 and 2015. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	The Company
	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year
ended December 31, 2016	$386,418	$290,223		$53,668	$49,363	$(6,836)
Acquisitions (1)	(13,754)	(11,136)		-	(2,618)	-
Lease termination income (including our
share of unconsolidated joint ventures)	(17,040)	(16,859)	(2)	-	(181)	-
Other, net	4,182	4,373	(3)	26	(217)	-
Paramount's share of Same Store NOI for
the year ended December 31, 2016	$359,806	$266,601		$53,694	$46,347	$(6,836)

	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year
ended December 31, 2015	$368,661	$283,203		$49,884	$42,114	$(6,540)
Acquisitions	-	-		-	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(870)	(569)		-	(301)	-
Other, net	(3,975)	(3,775)	(4)	-	(200)	-
Paramount's share of Same Store NOI for
the year ended December 31, 2015	$363,816	$278,859		$49,884	$41,613	$(6,540)

(Decrease) increase in Same Store NOI	$(4,010)	$(12,258)		$3,810	$4,734	$(296)

% (Decrease) increase	(1.1%)	(4.4%)		7.6%	11.4%

(1)

Represents NOI from the acquisitions of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015 and One Front Street, which was acquired in December 2016.

(2)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.
(3)

Includes an aggregate of $12,406 of non-cash write-offs primarily related to an above-market lease asset from the termination of a tenant’s lease at 1633 Broadway, partially offset by $10,315 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(4)	Includes $3,915 of income from the accelerated amortization of the aforementioned below-market lease liability in connection with a tenant’s lease modification.

	The Company
	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year
ended December 31, 2016	$309,148	$235,088		$46,692	$34,228	$(6,860)
Acquisitions (1)	(11,214)	(9,329)		-	(1,885)	-
Lease termination income (including our
share of unconsolidated joint ventures)	(17,040)	(16,859)	(2)	-	(181)	-
Other, net	315	311		4	-	-
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2016	$281,209	$209,211		$46,696	$32,162	$(6,860)

	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year
ended December 31, 2015	$308,341	$247,319		$41,618	$25,975	$(6,571)
Acquisitions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(870)	(569)		-	(301)	-
Other, net	28	(30)		-	58	-
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2015	$307,499	$246,720		$41,618	$25,732	$(6,571)

(Decrease) increase in Same Store Cash NOI	$(26,290)	$(37,509)		$5,078	$6,430	$(289)

% (Decrease) increase	(8.5%)	(15.2%)		12.2%	25.0%

(1)

Represents Cash NOI from the acquisitions of the remaining 35.8% equity interest that we did not previously own in 31 West 52nd Street, which was acquired in October 2015 and One Front Street, which was acquired in December 2016.

(2)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including the pro rata share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of transaction related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income to FFO and Core FFO.

	The Company
			Period from
	For the Year Ended December 31,		November 24, 2014 to
(Amounts in thousands, except shares and per share amounts)	2016	2015	December 31, 2014
Reconciliation of net income to FFO and Core FFO:
Net income	$2,069	$21,143	$72,722
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	275,653	300,645	35,086
FFO	277,722	321,788	107,808
Less FFO attributable to noncontrolling interests in:
Consolidated real estate funds	419	(22,096)	(223)
Consolidated joint ventures	(41,320)	(39,383)	(5,130)
Operating Partnership	(41,681)	(50,960)	(20,030)
FFO attributable to common stockholders	$195,140	$209,349	$82,425
Per diluted share	$0.89	$0.99	$0.39

FFO	$277,722	$321,788	$107,808
Non-core (income) expense:
Unrealized gain on interest rate swaps (including our share of unconsolidated joint ventures)	(41,869)	(77,872)	(15,727)
Defeasance and debt breakage costs	4,608	-	25,717
Transaction related costs	2,404	4,483	143,437
Severance costs	2,874	3,315	-
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	5,872	-
Predecessor income tax true-up	-	721	-
Gain on consolidation of an unconsolidated joint venture	-	-	(239,716)
Core FFO	245,739	258,307	21,519
Less Core FFO attributable to noncontrolling interests in:
Consolidated real estate funds	419	(22,096)	(153)
Consolidated joint ventures	(23,890)	(21,355)	(1,353)
Operating Partnership	(39,152)	(42,060)	(3,913)
Core FFO attributable to common stockholders	$183,116	$172,796	$16,100
Per diluted share	$0.84	$0.81	$0.08

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,053,062	212,106,718	212,106,718
Effect of dilutive securities	15,869	4,572	1,190
Denominator for FFO per diluted share	218,068,931	212,111,290	212,107,908

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2016.

Property	Rate	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$1,001,862
1301 Avenue of the Americas	3.05%	-	-	-	-	500,000	-	500,000	486,937
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	482,832
1899 Pennsylvania Avenue	4.88%	-	-	-	87,675	-	-	87,675	90,269
Liberty Place	4.50%	-	84,000	-	-	-	-	84,000	85,079
One Market Plaza(1)(2)	6.13%	-	-	860,546	-	-		860,546	845,768
Total Fixed Rate Debt	4.30%	$-	$84,000	$860,546	$87,675	$500,000	$1,500,000	$3,032,221	$2,992,747

Variable Rate Debt:
1633 Broadway	2.37%	$-	$-	$-	$-	$-	$13,544	$13,544	$13,569
1301 Avenue of the Americas	2.43%	-	-	-	-	350,000	-	350,000	351,648
One Market Plaza(2)	4.94%	-	-	12,414	-	-	-	12,414	13,298
Revolving Credit Facility	2.02%	-	230,000	-	-	-	-	230,000	230,018
Total Variable Rate Debt	2.32%	$-	$230,000	$12,414	$-	$350,000	$13,544	$605,958	$608,533

Total Consolidated Debt	3.97%	$-	$314,000	$872,960	$87,675	$850,000	$1,513,544	$3,638,179	$3,601,280

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.
(2)	We refinanced this loan on January 19, 2017.

In addition to the above, our unconsolidated joint ventures had $269,573,000 of outstanding indebtedness as of December 31, 2016, of which our share was $125,442,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of December 31, 2016.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2016
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2020	Dec-2021	2.35%	$139
Total interest rate swap assets					$139

One Market Plaza (2)	$840,000	Aug-2007 - Aug-2012	Aug-2017	5.02%	$21,227
1633 Broadway (1)	1,000,000	Dec-2015	Dec-2020 - Dec-2022	1.79%	1,219
Total interest rate swap liabilities					$22,446

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).
(2)	Represents interest rate swaps not designated as hedges. We refinanced this loan on January 19, 2017.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2016			December 31, 2015
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$599,627	2.29%	$5,996	$321,771	1.75%
Fixed rate (1)	2,593,343	3.99%	-	2,202,664	4.79%
	$3,192,970	3.67%	$5,996	$2,524,435	4.40%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$55,750	2.72%	$558	$55,750	2.34%
Fixed rate (1)	69,692	5.74%	-	69,794	5.74%
	$125,442	4.40%	$558	$125,544	4.23%

Noncontrolling interests' share of above			$(1,146)
Total change in annual net income			$5,408
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 81.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page Number
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets of the Company as of December 31, 2016 and 2015	85
Consolidated Statements of Income of the Company for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014	86
Combined Consolidated Statement of Income of the Predecessor for the period from January 1, 2014 to November 23, 2014	87
Consolidated Statements of Comprehensive Income of the Company for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014	88
Combined Consolidated Statements of Changes in Equity of the Company for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014 and of the Predecessor for the period from January 1, 2014 to November 23, 2014	90
Combined Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014 and of the Predecessor for the period from January 1, 2014 to November 23, 2014	91
Notes to Combined Consolidated Financial Statements of the Company and the Predecessor	94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the Company or Successor) as of December 31, 2016 and 2015, the related consolidated statements of income and comprehensive income for the years ended December 31, 2016 (Successor) and 2015 (Successor) and for the period from November 24, 2014 to December 31, 2014 (Successor), the related combined consolidated statements of changes in equity and cash flows for the years ended December 31, 2016 (Successor) and 2015 (Successor) and for the period from November 24, 2014 to December 31, 2014 (Successor), and the related combined consolidated statements of income, changes in equity and cash flows for the period from January 1, 2014 through November 23, 2014 (Paramount Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Paramount Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years ended December 31, 2016 (Successor) and 2015 (Successor), for the period from November 24, 2014 through December 31, 2014 (Successor) and for the period from January 1, 2014 through November 23, 2014 (Paramount Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, NY

February 22, 2017

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)	The Company
ASSETS	December 31, 2016	December 31, 2015
Rental property, at cost
Land	$2,091,535	$2,042,071
Buildings and improvements	5,757,558	5,610,046
	7,849,093	7,652,117
Accumulated depreciation and amortization	(318,161)	(243,089)
Rental property, net	7,530,932	7,409,028
Cash and cash equivalents	162,965	143,884
Restricted cash	29,374	41,823
Real estate fund investments	-	416,438
Investments in unconsolidated real estate funds	28,173	-
Investments in unconsolidated joint ventures	6,411	7,102
Preferred equity investments	55,051	53,941
Marketable securities	22,393	21,521
Deferred rent receivable	163,695	77,792
Accounts and other receivables, net of allowance of $202 and $365	15,251	10,844
Deferred charges, net of accumulated amortization of $9,832 and $14,204	71,184	74,991
Intangible assets, net of accumulated amortization of $166,841 and $143,987	412,225	511,207
Assets held for sale	346,685	-
Other assets	22,829	6,658
Total assets (1)	$8,867,168	$8,775,229

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $43,281 and $18,914	$3,364,898	$2,922,610
Revolving credit facility	230,000	20,000
Due to affiliates	27,299	27,299
Loans payable to noncontrolling interests	-	45,662
Accounts payable and accrued expenses	103,896	102,730
Dividends and distributions payable	25,151	25,067
Deferred income taxes	1,467	2,533
Interest rate swap liabilities	22,446	93,936
Intangible liabilities, net of accumulated amortization of $55,349 and $41,931	153,018	179,741
Other liabilities	53,046	45,101
Total liabilities (1)	3,981,221	3,464,679
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 230,015,356 and 212,112,137 shares in 2016 and 2015, respectively	2,300	2,122
Additional paid-in-capital	4,116,987	3,802,858
Earnings less than distributions	(129,654)	(36,120)
Accumulated other comprehensive income (loss)	372	(7,843)
Paramount Group, Inc. equity	3,990,005	3,761,017
Noncontrolling interests in:
Consolidated real estate funds	64,793	414,637
Consolidated joint ventures	253,788	236,849
Operating Partnership (34,511,214 and 51,660,088 units outstanding)	577,361	898,047
Total equity	4,885,947	5,310,550
Total liabilities and equity	$8,867,168	$8,775,229

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 87.0%. As of December 31, 2016, the assets and liabilities of the Operating Partnership include $1,514,292 and $970,473, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities.

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	The Company
				Period from
	For the Year Ended December 31,			November 24, 2014
(Amounts in thousands, except share and per share amounts)	2016	2015		to December 31, 2014
REVENUES:
Rental income	$590,161	$586,530		$57,465
Tenant reimbursement income	44,943	50,885		5,865
Fee and other income	48,237	24,993		2,805
Total revenues	683,341	662,408		66,135
EXPENSES:
Operating	250,040	244,754		26,011
Depreciation and amortization	269,450	294,624		34,481
General and administrative	53,510	42,056		2,207
Transaction related costs	2,404	10,355		-
Total expenses	575,404	591,789		62,699
Operating income	107,937	70,619		3,436
Income from real estate fund investments	-	37,975		1,412
Loss from unconsolidated real estate funds	(498)	-		-
Income from unconsolidated joint ventures	7,413	6,850		938
Interest and other income (loss), net	6,934	871		(179)
Interest and debt expense	(157,746)	(168,366)		(43,743)
Unrealized gain on interest rate swaps	39,814	75,760		15,084
Formation related costs	-	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-	-		239,716
Net income before income taxes	3,854	23,709		73,227
Income tax expense	(1,785)	(2,566)		(505)
Net income	2,069	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated real estate funds	1,316	(21,173)		(135)
Consolidated joint ventures	(15,423)	(5,459)		(1,353)
Operating Partnership	2,104	1,070		(13,926)
Net (loss) income attributable to common stockholders	$(9,934)	$(4,419)		$57,308

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) income per common share	$(0.05)	$(0.02)		$0.27
Weighted average shares outstanding	218,053,062	212,106,718		212,106,718

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) income per common share	$(0.05)	$(0.02)		$0.27
Weighted average shares outstanding	218,053,062	212,106,718		212,107,908

DIVIDENDS PER COMMON SHARE	$0.380	$0.419	(1)	$-

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related Formation Transactions and ending on December 31, 2014.

See notes to combined consolidated financial statements.

PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENT OF INCOME

The Predecessor
Period from
January 1, 2014
(Amounts in thousands)	to November 23, 2014
REVENUES:
Rental income	$30,208
Tenant reimbursement income	1,646
Distributions from real estate fund investments	17,083
Realized and unrealized gains, net	129,354
Fee and other income	49,098
Total revenues	227,389
EXPENSES:
Operating	15,862
Depreciation and amortization	10,203
General and administrative	30,912
Profit sharing compensation	12,041
Other	7,974
Total expenses	76,992
Operating income	150,397
Income from unconsolidated joint ventures	4,241
Unrealized loss on interest rate swaps	(673)
Interest and other income, net	2,479
Interest and debt expense	(28,585)
Net income before income taxes	127,859
Income tax expense	(18,461)
Net income	109,398
Net income attributable to noncontrolling interests	(87,888)
Net income attributable to the Predecessor	$21,510

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	The Company
			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014
Net income	$2,069	$21,143	$72,722
Other comprehensive income (loss):
Change in value of interest rate swaps	8,161	(9,241)	-
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	17	(512)	-
Comprehensive income	10,247	11,390	72,722
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	1,316	(21,173)	(135)
Consolidated joint ventures	(15,423)	(5,459)	(1,353)
Operating Partnership	2,141	2,980	(13,926)
Comprehensive (loss) income attributable to common stockholders	$(1,719)	$(12,262)	$57,308

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares						Noncontrolling Interests in
(Amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Predecessor Shareholders' Equity	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity
The Predecessor
Balance as of December 31, 2013	-	$-	$-	$-	$-	$321,769	$1,703,675	$-	$-	$2,025,444
Net income	-	-	-	-	-	21,510	87,888	-	-	109,398
Contributions	-	-	-	-	-	23,688	272,721	-	-	296,409
Distributions	-	-	-	-	-	(176,434)	(266,028)	-	-	(442,462)
Deemed contributions	-	-	-	-	-	187,389	-	-	-	187,389
Balance as of November 23, 2014	-	-	-	-	-	377,922	1,798,256	-	-	2,176,178
The Company
Net income	-	-	-	57,308	-	-	135	1,353	13,926	72,722
Common shares issued:
Initial public offering	150,650	1,507	2,496,693	-	-	-	-	-	-	2,498,200
Private placement	3,914	39	68,461	-	-	-	-	-	-	68,500
Acquire property interests	11,279	113	209,203	-	-	-	-	-	-	209,316
Upon redemption of common units	210	2	3,890	-	-	-	-	-	(3,892)	-
Under Omnibus share plan	6	1	-	-	-	-	-	-	-	1
Common units issued:
Founders Grant	-	-	-	-	-	-	-	-	71,000	71,000
Under Omnibus share plan	-	-	(13,702)	-	-	-	-	-	13,702	-
Allocation of equity resulting from shares and units issued in connection with the Formation Transactions	46,048	460	1,130,868	-	-	(377,922)	(1,509,417)	347,219	819,177	410,385
Contributions from noncontrolling interests	-	-	-	-	-	-	57,843	-	-	57,843
Distributions to noncontrolling interests	-	-	-	-	-	-	(7,683)	(805)	-	(8,488)
Adjustments to noncontrolling interests	-	-	(43,981)	-	-	-	-		43,981	-
Other	-	-	-	-	-	-	(1,064)	51	309	(704)
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$338,070	$347,818	$958,203	$5,554,953

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

	Common Shares						Noncontrolling Interests in
(Amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Predecessor Shareholders' Equity	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$-	$338,070	$347,818	$958,203	$5,554,953
Net income (loss)	-	-	-	(4,419)	-	-	21,173	5,459	(1,070)	21,143
Common shares and units issued under Omnibus share plan	5	-	(2,127)	-	-	-	-	-	2,131	4
Dividends and distributions ($0.419 per share and unit)	-	-	-	(88,874)	-	-	-	-	(21,651)	(110,525)
Contributions from noncontrolling interests	-	-	-	-	-	-	165,399	2,530	-	167,929
Distributions to noncontrolling interests	-	-	-	-	-	-	(55,905)	(731)	-	(56,636)
Change in value of interest rate swaps	-	-	-	-	(7,431)	-	-	-	(1,810)	(9,241)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(412)	-	-	-	(100)	(512)
Acquisition of noncontrolling interests' in consolidated joint ventures and funds	-	-	(91,417)	-	-	-	(53,772)	(118,227)	-	(263,416)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	1,459	-	-	-	-	-	6,325	7,784
Other	-	-	(470)	(135)	-	-	(328)	-	-	(933)
Balance as of December 31, 2015	212,112	2,122	3,802,858	(36,120)	(7,843)	-	414,637	236,849	898,047	5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	-	(351,035)	-	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	-	63,602	236,849	898,047	4,959,515
Net income (loss)	-	-	-	(9,934)	-	-	(1,316)	15,423	(2,104)	2,069
Common shares issued upon redemption of common units	17,808	178	312,079	-	-	-	-	-	(312,257)	-
Common shares and units issued under Omnibus share plan	95	-	-	-	-	-	-	-	-	-
Dividends and distributions ($0.380 per share and unit)	-	-	-	(83,805)	-	-	-	-	(16,796)	(100,601)
Contributions from noncontrolling interests	-	-	-	.	-	-	2,500	5,151	-	7,651
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(3,636)	-	(3,636)
Change in value of interest rate swaps	-	-	-	-	8,203	-	-	-	(42)	8,161
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	12	-	-	-	5	17
Amortization of equity awards	-	-	2,034	-	-	-	-	-	10,494	12,528
Other	-	-	16	205	-	-	7	1	14	243
Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$-	$64,793	$253,788	$577,361	$4,885,947

See notes to combined consolidated financial statements.

 PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Company			The Predecessor
			Period from	Period from
	For the Year Ended December 31,		November 24, 2014	January 1, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014	to November 23, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,069	$21,143	$72,722	$109,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	269,450	294,624	34,481	10,203
Unrealized (gain) loss on interest rate swaps	(39,814)	(75,760)	(15,084)	673
Straight-lining of rental income	(82,568)	(69,522)	(5,653)	161
Realized and unrealized (gains) losses on real estate fund investments	-	(21,201)	1,357	(129,354)
Loss from unconsolidated real estate funds	498	-	-	-
Distributions of cumulative earnings from unconsolidated real estate funds	189	-	-	-
Amortization of above and below-market leases, net	(9,536)	(9,917)	(467)	-
Amortization of stock-based compensation expense	11,278	7,309	-	-
Income from unconsolidated joint ventures	(7,413)	(6,850)	(938)	(4,241)
Other non-cash adjustments	2,628	5,824	1,368	7,303
Distributions of cumulative earnings from unconsolidated joint ventures	8,081	4,966	532	2,874
Amortization of deferred financing costs	6,804	2,565	240	389
Realized and unrealized (gains) losses on marketable securities	(494)	119	356	(1,706)
Defeasance cost in connection with the repayments of notes and mortgages payable	4,608	-	14,990	-
Gain on consolidation of an unconsolidated joint venture	-	-	(239,716)	-
Stock-based compensation expense in connection with the Founders Grant	-	-	71,000	-
Changes in operating assets and liabilities:
Restricted cash	-	-	6,502	(8,271)
Real estate fund investments	-	(127,743)	(51,362)	(31,061)
Accounts and other receivables	(4,521)	(3,152)	(150)	(35,989)
Deferred charges	(15,701)	(40,510)	(13,181)	600
Other assets	(12,037)	6,465	13,722	311
Accounts payable and accrued expenses	11,479	(6,152)	14,162	(4,605)
Profit sharing payables	-	-	-	156
Deferred income taxes	(1,662)	(328)	-	(2,205)
Other liabilities	1,702	1,151	14,547	869
Net cash provided by (used in) operating activities	145,040	(16,969)	(80,572)	(84,495)

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	The Company			The Predecessor
			Period from	Period from
	For the Year Ended December 31,		November 24, 2014	January 1, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014	to November 23, 2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of rental property	$(517,823)	$-	$-	$(64,650)
Additions to rental properties	(132,686)	(107,859)	(6,143)	(1,266)
Changes in restricted cash	15,080	12,424	18,556	584
Contributions to unconsolidated real estate funds	(1,780)	-	-	-
Distributions of capital from unconsolidated real estate funds	203	-	-	-
Distributions of capital from unconsolidated joint ventures	40	19	-	2,079
Cash received from properties in connection with the Formation Transactions	-	-	192,500	-
Proceeds from repayment of loan to management	-	-	-	3,000
Investment in unconsolidated joint ventures	-	-	-	(4,077)
Net cash (used in) provided by investing activities	(636,966)	(95,416)	204,913	(64,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable	1,362,414	1,013,544	-	-
Repayments of notes and mortgages payable	(689,269)	(927,633)	(1,704,330)	(2,827)
Proceeds from revolving credit facility	340,000	20,000	-	-
Purchase of marketable securities in connection with the defeasance of notes and mortgages payable	(214,608)	-	(435,774)	-
Repayments of revolving credit facility	(130,000)	-	-	-
Dividends paid to common stockholders	(82,105)	(68,723)	-	-
Debt issuance costs	(29,387)	(18,871)	(8,599)	-
Settlement of interest rate swap liabilities	(23,654)	(33,741)	(14,130)	-
Distributions paid to common unitholders	(18,412)	(16,735)	-	-
Contributions from noncontrolling interests	7,651	167,929	57,843	272,721
Distributions to noncontrolling interests	(3,636)	(56,636)	(8,488)	(266,028)
Acquisition of noncontrolling interest in consolidated joint ventures	-	(261,464)	-	-
Cash paid for equity interests in the Formation Transactions	-	-	(214,949)	-
Proceeds from the issuance of common stock	-	-	2,590,599	-
Contribution from Predecessor shareholders	-	-	-	23,688
Distributions to Predecessor shareholders	-	-	-	(149,135)
Proceeds from loans payable to noncontrolling interests	-	-	-	39,075
Offering costs	-	-	-	(23,744)
Net cash provided by (used in) financing activities	518,994	(182,330)	262,172	(106,250)

Net increase (decrease) in cash and cash equivalents	27,068	(294,715)	386,513	(255,075)
Cash and cash equivalents at beginning of period	143,884	438,599	52,086	307,161
Decrease in cash due to deconsolidation of real estate fund investments	(7,987)	-	-	-
Cash and cash equivalents at end of period	$162,965	$143,884	$438,599	$52,086

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	The Company			The Predecessor
			Period from	Period from
	For the Year Ended December 31,		November 24, 2014	January 1, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014	to November 23, 2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$140,111	$159,186	$23,728	$19,829
Cash payments for income taxes, net of refunds	2,095	2,798	-	18,998

NON-CASH TRANSACTIONS:
(Decrease) increase due to deconsolidation of real estate fund investments
Real estate fund investments	$(416,438)	$-	$-	$-
Loans payable to noncontrolling interests	(45,662)	-	-	-
Investments in unconsolidated real estate funds	27,292	-	-	-
Noncontrolling interests in consolidated real estate funds	(351,035)	-	-	-
Dividends and distributions declared but not yet paid	25,151	25,067	-	-
Common shares issued upon redemption of commons units	312,257	-	-	-
Transfer of rental property to assets held for sale	(346,685)	-	-	-
Marketable securities transferred in connection with the defeasance of notes and mortgages payable	214,608	-	435,774	-
Defeasance of notes and mortgages payable	(210,000)	-	(420,784)	-
Additions to real estate included in accounts payable and accrued expenses	12,104	32,009	16,598	-
Change in value of interest rate swaps	(8,161)	9,241	-	-
(Purchases) sale of marketable securities using restricted cash	(369)	(1,481)	146	7,110
Write-off of fully amortized and/or depreciated assets	11,431	1,399	-	2,735
Increase (decrease) in assets, liabilities and noncontrolling interests from the Formation Transactions:
Rental property, net	-	-	7,043,651	-
Real estate funds	-	-	(2,045,922)	-
Investment in unconsolidated joint ventures	-	-	(18,264)	-
Working capital, net of cash	-	-	26,784	-
Intangible assets	-	-	689,894	-
Notes and mortgages payable	-	-	4,261,903	-
Intangible liabilities	-	-	222,985	-
Preferred equity obligation	-	-	114,147	-
Profit sharing compensation payable	-	-	(57,296)	-
Interest rate swap liabilities	-		223,411	-
Reduction of equity for deferred offering costs	-	-	31,284	-
Debt assumed from affiliate	-	-	-	27,299

See notes to combined consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

As used in these combined consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  As of December 31, 2016, our portfolio consisted of 13 Class A office properties aggregating approximately 10.8 million square feet.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, as defined, and did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and the assets of the funds that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership.  We are the sole general partner of, and owned approximately 87.0% of, the Operating Partnership as of December 31, 2016.

Our Predecessor

Our Predecessor was not a legal entity but a combination of entities under common control as they were entities controlled by members of the Otto Family that held various assets, including interests in (i) 15 private equity real estate funds controlled by our Predecessor (which included nine primary funds and six parallel funds) that owned interests in 12 properties, (ii) a wholly-owned property, Waterview, in Rosslyn, Virginia and (iii) three partially owned properties in New York (See Note 7, Investments in Unconsolidated Joint Ventures).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying combined consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. These combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. All significant inter-company amounts have been eliminated.

Our Predecessor’s combined consolidated financial statements included all the accounts of our Predecessor, including its interests in (i) the 15 private equity real estate funds, (ii) Waterview and (iii) the three partially-owned properties.  Our Predecessor evaluated each of the real estate funds pursuant to the control model of Accounting Standards Codification (“ASC”) 810-20, Consolidation—Control of Partnerships and Similar Entities and concluded that based on its rights and responsibilities as the sole managing member of the general partner it should consolidate each of the real estate funds.  With the exception of the Residential Development Fund (“Residential Fund”), which was carried at historical cost, each of the real estate funds qualified as investment companies pursuant to Financial Services—Investment Companies (“ASC 946”); accordingly, the underlying real estate investments were carried at fair value, which was retained in consolidation by our Predecessor.

Upon completion of the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor and the assets of the real estate funds that it controlled, other than their interests in 60 Wall Street, 50 Beale Street, and a residual 2.0% interest in One Market Plaza.  In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas.  These transactions were accounted for as transactions among entities under common control.  However, as a result of our acquisition of these assets from the real estate funds in the Formation Transactions, we account for these assets following the Formation Transactions using historical cost accounting whereas, prior to the Formation Transactions, the Predecessor had accounted for these assets using the specialized accounting applicable to investment companies because, prior to the Formation Transactions, they had been held by the real estate funds, which qualified for investment company accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments.  We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions.  We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value.  We amortize acquired above-market and below-market leases as a decrease or increase to rental income, respectively, over the lives of the respective leases.  Amortization of acquired in-place leases is included as a component of “depreciation and amortization”.

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

Rental property and related intangibles are classified as held for sale when all the necessary criteria are met.  The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Rental property and the related intangibles held for sale are carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on rental property and related intangibles classified as assets held for sale.

Variable Interest Entities and Investments in Unconsolidated Joint Ventures and Funds

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

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

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

Restricted Cash

Restricted cash consists primarily of security deposits held on behalf of our tenants, cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements and cash restricted in connection with our deferred compensation plan.

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

Deferred Charges

Deferred charges include deferred lease costs and deferred financing costs related to our revolving credit facility.  Deferred lease costs consist of fees and direct costs related to successful leasing activities.  Such costs are amortized on a straight-line basis over the lives of the related leases and recognized in our consolidated statements of income as a component of “depreciation and amortization”. Deferred financing costs consist of fees and direct costs incurred in obtaining our revolving credit facility.  Such costs are amortized over the terms of the revolving credit facility and recognized in our consolidated statements of income as a component of “interest and debt expense”.

Deferred Financing Costs Related to Notes and Mortgages Payable

Deferred financing costs related to notes and mortgages payable consists of fees and direct costs incurred in obtaining such financings. These costs are presented as a reduction of our notes and mortgages payable liability and are amortized over the terms of the related agreements and recognized in our consolidated statements of income as a component of “interest and debt expense”.

Income Taxes

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If, with respect to any taxable year, we fail to maintain our qualification as a REIT, and we are not entitled to relief under the relevant statutory provisions, we would be subject to income tax at regular tax rates.  Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes. Under certain circumstances, U.S. federal income tax may be due on our undistributed taxable income.

Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Rental Income

Rental income includes base rents that each tenant pays in accordance with the terms of its respective lease and is reported on a straight-line basis over the non-cancellable term of the lease, which includes the effects of rent steps and rent abatements under the leases.  We commence rental revenue recognition when the tenant takes possession of the leased space or controls the physical use of the leased space and the leased space is substantially ready for its intended use.  Differences between rental income recognized and amounts due under the respective lease agreements are recorded as an increase or decrease to “deferred rent receivable” on our consolidated balance sheets.  Rental income also includes the amortization of acquired above-and below-market leases, net.

Tenant Reimbursement Income

Tenant reimbursement income includes revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is earned in the same period as the expenses are incurred.

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements.  This revenue is recognized as the related services are performed. Fee and other income also includes lease termination and income from tenant requested services, including overtime heating and cooling.

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

Our Predecessor historically operated an integrated business that consisted of three reportable segments, (i) Owned Properties, (ii) Managed Funds and (iii) a Management Company. The Owned Properties segment consisted of properties in which our Predecessor had a direct or indirect ownership interest, other than properties that it owned through its private equity real estate funds. The Managed Funds segment consisted of the private equity real estate funds.  In addition, our Predecessor included a Management Company that performed property management and asset management services and certain general and administrative level functions, including legal and accounting, as a separate reportable segment. See Note 26, Segments Disclosure.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting, including requiring lessees to recognize most leases on their balance sheets.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either financing or operating and recording a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted.

While we believe that the key changes in ASU 2014-09 and ASU 2016-02 relate to the separation and allocation of consideration to, lease component (rental income) and non-lease components (revenue related to various services we provide), we continue to evaluate the other potential implications that these updates will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, an update to ASC Topic 718, Compensation – Stock Compensation.  ASU 2014-12 requires an entity to treat performance targets that can be met after the requisite service period of a share-based award has ended, as a performance condition that affects vesting.  ASU 2014-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2014-12 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, an update to ASC Topic 810, Consolidation. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-02 on January 1, 2016, using the modified retrospective method. The adoption of ASU 2015-02 resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. See Note 5, Real Estate Fund Investments.

In April 2015 and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, updates to ASC Topic 835, Interest – Imputation of Interest.  These updates require an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability, rather than as an asset but provides for an exclusion for line-of-credit arrangements to be continued to be reported as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Amortization of debt issuance costs will continue to be reported as interest expense. We adopted the provisions of these updates on January 1, 2016, and have retrospectively reclassified $18,914,000 of deferred financing costs that were included in “deferred charges, net” as of December 31, 2015, to “notes and mortgages payable, net”.  The deferred financing costs related to our revolving credit facility continue to be reported as an asset on our consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, an update to ASC Topic 805, Business Combinations.  ASU 2015-16 eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. ASU 2015-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. We adopted the provisions of ASU 2015-16 on January 1, 2016, using the prospective method. This adoption did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We are evaluating the impact of ASU 2016-09 but do not believe the adoption will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the impact of ASU 2016-13 but do not believe the adoption will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, an update to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We are evaluating the impact of ASU 2016-15 but do not believe that the adoption will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, an update to ASC Topic 810, Consolidation. ASU 2016-17 requires a reporting entity to consider only its proportionate indirect interest in the VIE held through a common control party in evaluating whether it is the primary beneficiary of a VIE. Currently, ASU 2015-02 requires the reporting entity to treat the common control party’s interest in the VIE as if the reporting entity held the interest itself.  ASU 2016-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are evaluating the impact of ASU 2016-17 but do not believe that the adoption will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We are evaluating the impact of ASU 2016-18 but do not believe that the adoption will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We early adopted the provisions of ASU 2017-01 as of October 1, 2016 and concluded that the acquisition of our One Front Street property did not meet the definition of a business and was treated as an asset acquisition.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions

One Front Street

On December 1, 2016, we completed the acquisition of One Front Street, a 643,745 square foot Class A office building, in San Francisco, California, for $521,000,000. The following table summarizes the allocation of purchase price between the assets acquired and liabilities assumed on the date of acquisition.

(Amounts in thousands)	The Company
Land	$127,688
Building and improvements	376,702
In-place lease intangible assets	29,092
Above-market lease intangible assets	968
Below-market lease intangible liabilities	(16,921)
Net assets acquired	$517,529	(1)

(1)	Represents the purchase price of $521,000, net of a $3,471 assumed tenant improvement obligation.

4.	Dispositions

In accordance with provisions of ASC 360, Property, Plant and Equipment, we have reclassified the assets of Waterview, which is in our Washington, D.C. segment, to “assets held for sale”.  The following table provides the details of the assets classified as held for sale.

The Company
(Amounts in thousands)	As of December 31, 2016
Land	$78,300
Building and improvements, net	251,671
Deferred charges	14,512
Deferred rent receivable	2,202
Assets held for sale	$346,685

On January 12, 2017, we entered into an agreement to sell Waterview, a 636,768 square foot Class A office building in Rosslyn, Virginia, for $460,000,000.  The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2017.  See Note 27, Subsequent Events for details.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

5.	Real Estate Fund Investments

The Company

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

Unconsolidated Real Estate Funds

As of December 31, 2016, our unconsolidated real estate funds comprised of Property Funds and Alternative Investment Funds.

Property Funds

We manage four Property Funds comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and (iv) Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”). The following is a summary of the Property Funds, our ownership interests in these funds and the funds’ ownership interest in the underlying properties.

		As of December 31, 2016
	Paramount	60 Wall	One Market		50 Beale	0 Bond
	Ownership	Street (1)	Plaza		Street	Street (2)
Fund II	10.0%	46.3%	-		-	-
Fund III	3.1%	16.0%	2.0%		-	-
Fund VII/VII-H	7.2%	-	-		42.8%	100.0%
Total Property Funds		62.3%	2.0%		42.8%	100.0%
Other Investors		37.7%	98.0%	(3)	57.2%	-
Total		100.0%	100.0%		100.0%	100.0%

(1)

On January 24, 2017, Fund II, Fund III and the other investors sold their interests in 60 Wall Street to a newly formed joint venture in which we have a 5.2% ownership interest. See Note 27, Subsequent Events.

(2)	Formerly 670 Broadway.
(3)	Includes a 49.0% direct ownership interest held by us.

Alternative Investment Fund

We manage Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), our Alternative Investment Fund, which has mezzanine loan, mortgage loan and preferred equity investments with a fair value of $362,282,000, of which our 1.3% share is $4,673,000, as of December 31, 2016. The investments have interest rates ranging from 6.65% to 9.61% and maturities ranging from January 2019 to November 2026.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our investments in Property Funds and an Alternative Investment Fund as of December 31, 2016, and income or loss recognized from these investments for the year ended December 31, 2016.

The Company
(Amounts in thousands)	As of December 31, 2016
Our Share of Investments:
Property funds	$22,811
Alternative investment fund	5,362
Investments in unconsolidated real estate funds	$28,173

	The Company
	For the Year Ended December 31, 2016
			Alternative
(Amounts in thousands)	Total	Property Funds	Investment Fund
Our Share of Net (Loss) Income:
Net investment (loss) income	$(324)	$(460)	$136
Net unrealized (loss) income	(1,706)	(1,710)	4
Carried interest	1,532	1,532	-
(Loss) income from unconsolidated real estate funds (1)	$(498)	$(638)	$140

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statement of income for the year ended December 31, 2016.

The following tables provide summarized financial information for Fund II, Fund III and Fund VII as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31, 2016
Balance Sheets:	Fund II	Fund III	Fund VII
Real estate investments	$64,989	$39,376	$165,556
Cash and cash equivalents	1,297	2,221	741
Other assets	127	-	-
Total assets	$66,413	$41,597	$166,297

Other liabilities	$60	$49	$1,483
Total liabilities	60	49	1,483
Equity	66,353	41,548	164,814
Total liabilities and equity	$66,413	$41,597	$166,297

(Amounts in thousands)	For the Year Ended December 31, 2016
Income Statements:	Fund II	Fund III	Fund VII
Investment income	$2,780	$1,739	$1,233
Investment expenses	2,694	184	2,000
Net investment income (loss)	86	1,555	(767)
Net unrealized (losses) gains	(1,906)	2,199	13,123
(Loss) income from real estate fund investments	$(1,820)	$3,754	$12,356

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Real Estate Funds

Below is a summary of the fair value of our Property Funds and the Alternative Investment Fund that were consolidated on our balance sheet as of December 31, 2015 and income from fund investments for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014.

(Amounts in thousands)	As of December 31, 2015
Real estate fund investments (1)	$416,438
Cash and other assets and liabilities, net	7,050
Total real estate fund investments	423,488
Less: noncontrolling interests in consolidated real estate funds	(396,196)
Paramount Group, Inc.'s equity in real estate fund investments	$27,292

(1)	Represents the fair value of investments owned by Fund II, Fund III, Fund VII, Fund VII-H and Fund VIII.

	For the	Period from
	Year Ended	November 24, 2014 to
(Amounts in thousands)	December 31, 2015	December 31, 2014
Net investment income	$12,274	$2,769
Net realized gains	13,884	50
Previously recorded unrealized gains on exited investments	(6,584)	-
Net unrealized gains (losses)	18,401	(1,407)
Income from real estate fund investments (1)	37,975	1,412
Less: interest expense	-	(325)
Less: noncontrolling interests in consolidated real estate funds (2)	(24,896)	(485)
Income from real estate fund investments attributable to Paramount Group, Inc.	$13,079	$602

(1)

Represents income from our real estate funds that were consolidated during 2015, including Fund II, Fund III, Fund VII, Fund VII-H, Fund VIII, Paramount Group Real Estate Special Situations Fund L.P. and Paramount Group Real Estate Special Situations Fund-H L.P.

(2)

Includes $5,481 and $521 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the year ended December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor

Below is a summary of realized and unrealized gains from real estate fund investments on our combined consolidated statement of income.

Period from
(Amounts in thousands)	January 1, 2014
Income Statement:	to November 23, 2014
Net realized gains on real estate fund investments	$43,309
Previously recorded unrealized gains on exited investments	(10,405)
Net unrealized gains on real estate fund investments	96,450
Realized and unrealized gains, net	$129,354

Asset Management Fees

Our Predecessor earned asset management fees from the real estate funds it managed. Asset management fees and expenses related to the real estate funds included in the combined consolidated statement of income are eliminated in combination and consolidation. The limited partners’ share of such fees are reflected as a reduction of net income attributable to noncontrolling interests, which results in a corresponding increase in net income attributable to our Predecessor.

Below is a summary of the asset management fees earned by our Predecessor.

Period from
(Amounts in thousands)	January 1, 2014
Income Statement:	to November 23, 2014
Gross asset management fees	$23,701
Eliminated fees(1)	(1,078)
Net asset management fees	$22,623

(1)	Eliminated fees reflect a reduction in asset management fees from the general partner’s interest in each of the real estate funds.

6.	Preferred Equity Investments

As of December 31, 2016, we own a 24.4% interest in PGRESS Equity Holdings L.P., a consolidated entity that owns certain preferred equity investments. The following is a summary of the preferred equity investments.

				The Company
(Amounts in thousands, except square feet)	Paramount			As of December 31,
Preferred Equity Investment	Ownership	Dividend Rate	Initial Maturity	2016	2015
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,613	$35,305
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,438	18,636
Total preferred equity investments				$55,051	$53,941

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

7.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of December 31, 2016 and 2015 and income from these investments for the periods set forth below.

		The Company
(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2016	2015
712 Fifth Avenue	50.0%	$2,912	$3,577
Oder-Center, Germany (1)	9.5%	3,499	3,525
Investments in unconsolidated joint ventures		$6,411	$7,102

		The Company			The Predecessor
				Period from	Period from
(Amounts in thousands)	Paramount	For the Year Ended December 31,		November 24, 2014	January 1, 2014
Our Share of Net Income:	Ownership	2016	2015	to December 31, 2014	to November 23, 2014
712 Fifth Avenue	50.0%	$7,335	$6,734	$938	$4,141
Oder-Center, Germany (1)	9.5%	78	116	-	-
1325 Avenue of the Americas (2)	n/a	-	-	-	100
900 Third Avenue (2)	n/a	-	-	-	-
Income from unconsolidated joint ventures		$7,413	$6,850	$938	$4,241

(1)	We account for our interest in Oder-Center, Germany on a one-quarter lag basis.
(2)	As part of the Formation Transactions, we acquired 100% ownership of these properties.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

712 Fifth Avenue

As of December 31, 2016, we own a 50% interest in a joint venture that owns 712 Fifth Avenue, which is accounted for under the equity method. The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2016	2015
Rental property, net	$207,632	$214,139
Other assets	40,701	41,337
Total assets	$248,333	$255,476

Notes and mortgages payable, net	$245,990	$245,582
Other liabilities	8,783	15,000
Total liabilities	254,773	260,582
Equity (1)	(6,440)	(5,106)
Total liabilities and equity	$248,333	$255,476

(1)

The carrying amount of our investment, as of December 31, 2016 is greater than our share of the equity by approximately $6,130. This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

			Period from	Period from
(Amounts in thousands)	For the Year Ended December 31,		November 24, 2014	January 1, 2014
Income Statements:	2016	2015	to December 31, 2014	to November 23, 2014
Rental income	$ 50,228	$ 49,382	$ 5,118	$ 41,710
Tenant reimbursement income	4,495	4,758	607	4,282
Fee and other income	1,850	1,235	231	1,269
Total revenues	56,573	55,375	5,956	47,261
Operating	22,826	22,956	2,586	20,826
Depreciation and amortization	12,127	11,764	1,209	10,127
General and administrative	-	-	32	182
Total expenses	34,953	34,720	3,827	31,135
Operating income	21,620	20,655	2,129	16,126
Interest and other income	68	15	1	5
Interest and debt expense	(11,128)	(11,425)	(1,538)	(13,098)
Unrealized gain on interest rate swaps	4,109	4,223	1,285	5,249
Net income	$ 14,669	$ 13,468	$ 1,877	$ 8,282

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Oder-Center

As of December 31, 2016, we own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany. We account for our interest in Oder-Center on a one-quarter lag basis. The following tables provide summarized financial information of Oder-Center as of the dates and for the periods set forth below.

(Amounts in thousands)	As of September 30,
Balance Sheets:	2016	2015
Rental property, net	$6,271	$6,626
Other assets	1,150	1,228
Total assets	$7,421	$7,854

Notes and mortgages payable	$23,073	$24,143
Other liabilities	323	245
Total liabilities	23,396	24,388
Equity (1)	(15,975)	(16,534)
Total liabilities and equity	$7,421	$7,854

(1)

The carrying amount of our investment is greater than our share of the equity by approximately $5,017.  This basis difference resulted primarily from the excess in purchase price over the historical book value of Oder-Center’s net assets, which was allocated to land and building and improvements. We are amortizing this basis difference related to building and improvements into earnings as additional depreciation expense.

(Amounts in thousands)	For the Twelve Months Ended September 30,
Income Statements:	2016	2015
Rental income	$4,192	$4,458
Fee and other income	32	60
Total revenues	4,224	4,518
Operating	844	625
Depreciation and amortization	382	401
Total expenses	1,226	1,026
Operating income	2,998	3,492
Interest and debt expense	(1,084)	(1,186)
Income tax expense	(10)	(21)
Net income	$1,904	$2,285

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

8.Intangible Assets and Liabilities

The following summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2016 and 2015.

	The Company
	As of December 31,
(Amounts in thousands)	2016	2015
Intangible assets:
Gross amount	$579,066	$655,194
Accumulated amortization	(166,841)	(143,987)
	$412,225	$511,207
Intangible liabilities:
Gross amount	$208,367	$221,672
Accumulated amortization	(55,349)	(41,931)
	$153,018	$179,741

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $9,536,000 and $9,917,000 for the years ended December 31, 2016 and 2015, respectively, and $467,000 for the period from November 24, 2014 to December 31, 2014. The years ended December 31, 2016 and 2015 include $10,315,000 and $3,915,000 of income, respectively, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification and $12,183,000 of expense in the year ended December 31, 2016, from the write-off of above-market lease assets in connection with certain lease terminations. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)	The Company
2017	$15,450
2018	14,056
2019	12,124
2020	9,672
2021	4,505

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $94,935,000 and $128,603,000 for the years ended December 31, 2016 and 2015, respectively, and $17,260,000 for the period from November 24, 2014 to December 31, 2014. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2017 is as follows.

(Amounts in thousands)	The Company
2017	$64,157
2018	54,774
2019	48,184
2020	41,073
2021	28,268

9.	Debt

On May 3, 2016, we completed a $500,000,000 refinancing of 31 West 52nd Street, a 786,647 square foot Class A office building in New York.  The new 10-year loan is interest-only at a fixed rate of 3.80%. We realized net proceeds of $64,538,000 after the repayment of the existing $413,490,000 loan and $21,972,000 of costs, primarily for swap breakage.

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2016, we repaid the $274,337,000 mortgage loan on 900 Third Avenue, a 596,270 square foot Class A office building in New York. In connection with the repayment, we incurred $7,614,000 of swap breakage costs.

On October 7, 2016, we defeased the $210,000,000 mortgage loan on Waterview, a 647,243 square foot office building in Washington, D.C.  In connection with the repayment, we incurred $4,608,000 of defeasance costs, which is included in “interest and debt expense” on our consolidated statement of income.

The following is a summary of our outstanding debt.

				The Company
	Maturity	Fixed/Variable	Interest Rate at	As of December 31,
(Amounts in thousands)	Date	Rate	December 31, 2016	2016	2015
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000	$1,000,000
	Dec-2022	L + 175 bps(2)	2.37%	13,544	13,544
			3.52%	1,013,544	1,013,544
1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	-
	Nov-2021	L + 180 bps	2.43%	350,000	-
			2.79%	850,000	-
900 Third Avenue
	n/a	Fixed	n/a	-	162,000
	n/a	Variable	n/a	-	112,337
			n/a	-	274,337
31 West 52nd Street
	May-2026	Fixed	3.80%	500,000	237,600
	n/a	Variable	n/a	-	175,890
			3.80%	500,000	413,490
One Market Plaza (49.0% interest)(3)
	Dec-2019	Fixed (1)	6.13%	860,546	857,037
	Dec-2019	L + 420 bps(4)	4.94%	12,414	-
			6.12%	872,960	857,037

Waterview	n/a	Fixed	n/a	-	210,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	87,675	89,116
Liberty Place	June-2018	Fixed	4.50%	84,000	84,000
Total notes and mortgages payable			4.10%	3,408,179	2,941,524
Less: deferred financing costs				(43,281)	(18,914)
Total notes and mortgages payable, net				$3,364,898	$2,922,610

$1.0 Billion Revolving Credit Facility
($200,000 reserved for
outstanding letters of credit)	Nov-2018	L + 125 bps	2.02%	$230,000	$20,000

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. (See Note 10, Derivative Instruments and Hedging Activities).
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000, if certain performance hurdles related to the property are satisfied.
(3)	We refinanced this loan on January 19, 2017. See Note 27, Subsequent Events.
(4)	Represents amounts outstanding under a $20,136 line of credit. The LIBOR spread includes a liquidity premium of 120 basis points.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, principal repayments required for the next five years and thereafter in connection with our notes and mortgages payable and revolving credit facility are as follows.

	The Company
	Notes and		Revolving
(Amounts in thousands)	Mortgages Payable		Credit Facility	Total
2017	$1,513		$-	$1,513
2018	85,588		230,000	315,588
2019	874,628	(1)	-	874,628
2020	82,906		-	82,906
2021	850,000		-	850,000
Thereafter	1,513,544		-	1,513,544

(1)	Includes the $872,960 mortgage loan on One Market Plaza, which was refinanced in January 2017 with a new $975,000 mortgage loan that matures in January 2024. See Note 27, Subsequent Events.

10.	Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash.  As of December 31, 2016, the fair value of the derivative obligations with such provisions aggregated $22,255,000.

Interest Rate Swaps – Non-designated Hedges

As of December 31, 2016, we had interest rate swaps with an aggregate notional amount of $840,000,000 that were not designated as hedges. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. For the years ended December 31, 2016 and 2015 and the period from November 24, 2014 to December 31, 2014, we recognized unrealized gains of $39,814,000, $75,760,000 and $15,084,000, respectively, from the changes in the fair value of these interest rate swaps.  The table below provides additional details on our interest rate swaps that are not designated as hedges.

					The Company
	Notional			Strike	Fair Value as of December 31,
Property	Amount	Effective Date	Maturity Date	Rate	2016	2015
(Amounts in thousands)
One Market Plaza (1)	$840,000	Aug-2007 to Aug-2012	Aug-2017	5.02%	$21,227	$55,404
31 W 52nd Street (2)	-	n/a	n/a	n/a	-	17,661
900 Third Avenue (3)	-	n/a	n/a	n/a	-	11,630
Total interest rate swap liabilities related to non-designated hedges					$21,227	$84,695

(1)	Terminated in connection with the refinancing of One Market Plaza in January 2017. See Note 27, Subsequent Events.
(2)	Terminated in connection with the refinancing of 31 West 52nd Street. See Note 9, Debt.
(3)	Terminated in connection with the repayment of this loan. See Note 9, Debt.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps – Designated as Cash Flow Hedges

As of December 31, 2016, we had interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $8,161,000 and losses of $9,241,000 for the years ended December 31, 2016 and 2015, respectively, from the changes in the fair value of these interest rate swaps.  During the next twelve months, we estimate that $8,227,000 of the amounts recognized in accumulated other comprehensive income (loss) will be reclassified as an increase to interest expense. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

					The Company
	Notional			Strike	Fair Value as of December 31,
Property	Amount	Effective Date	Maturity Date	Rate	2016	2015
(Amounts in thousands)
1633 Broadway	$400,000	Dec-2020	Dec-2021	2.35%	$139	$-
Total interest rate swap assets designated as cash flow hedges					$139	$-

1633 Broadway	$1,000,000	Dec-2015	Dec-2020 to Dec-2022	1.79%	$1,219	$9,204
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	-	37
Total interest rate swap liabilities designated as cash flow hedges					$1,219	$9,241

11.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income (loss), by component for the years ended December 31, 2016 and 2015.

	The Company
	For the Year Ended December 31,
(Amounts in thousands)	2016	2015
Amount of loss related to the effective portion of cash flow hedges recognized in other comprehensive income (loss) (1)	$(2,774)	$(8,501)
Amounts reclassified from accumulated other comprehensive income (loss) into interest expense (1)	10,977	1,070
Amount income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1) (2)	12	(412)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.
(2)

Balance held in accumulated other comprehensive income (loss) relates to foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

12.	Noncontrolling Interests

Consolidated Real Estate Funds

As of December 31, 2015, noncontrolling interest in consolidated real estate funds aggregated $414,637,000 and consisted of equity interest in the real estate funds that were not wholly owned by us, but were required to be consolidated into our consolidated financial statements because we were the sole general partner of such funds.  On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which resulted in the deconsolidation of all of our real estate fund investments that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. See Note 5, Real Estate Fund Investments. As of December 31, 2016, the noncontrolling interest in consolidated real estate funds aggregated $64,793,000 and represents the noncontrolling interest of the Residential Fund.

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consists of equity interests held by third parties in properties and investments that are consolidated into our consolidated financial statements because we exercise control over the entities that own such properties and investments. As of December 31, 2016 and 2015, noncontrolling interests in consolidated joint ventures on our consolidated balance sheets aggregated $253,788,000 and $236,849,000, respectively, and was comprised of the equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings, L.P.

Operating Partnership

Noncontrolling interests in the Operating Partnership represents common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of December 31, 2016 and 2015, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $577,361,000 and $898,047,000, respectively and a redemption value of $551,834,000 and $935,048,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and own approximately 87.0% of, the Operating Partnership as of December 31, 2016. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership.  As of December 31, 2016, the Operating Partnership held variable interests in the entities owning certain real estate fund investments, preferred equity and a property that were determined to be VIEs.  As of December 31, 2015, the Operating Partnership held variable interests in the entities owning certain funds that were determined to be VIEs.  The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	The Company
	As of December 31,
(Amounts in thousands)	2016	2015
Rental property, net	$1,336,810	$63,511
Investments, at fair value	-	8,025
Cash and restricted cash	17,054	497
Preferred equity investments	55,051	-
Deferred rent receivable	32,103	-
Accounts and other receivables	695	-
Deferred charges, net	5,966	-
Intangible assets, net	52,139	-
Other assets	14,474	-
Total VIE assets	$1,514,292	$72,033

Notes and mortgages payable, net	$872,960	$-
Loans payable to noncontrolling interests	-	45,662
Accounts payable and other accrued expenses	21,077	-
Intangible liabilities, net	48,654	-
Interest rate swap liabilities	21,227	-
Other liabilities	6,555	195
Total VIE liabilities	$970,473	$45,857

Unconsolidated VIEs

The adoption of ASU 2015-02 using the modified retrospective method resulted in the deconsolidation of all of our real estate funds that were accounted for at fair value, except for the Residential Fund, which is accounted for at historical cost.  The table below summarizes our investments in these unconsolidated real estate funds that are VIEs.

	The Company
	As of December 31, 2016
		Asset Management Fees	Maximum
(Amounts in thousands)	Investments	and Other Receivables	Risk of Loss
Unconsolidated real estate funds	$28,173	$1,680	$29,853

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

14.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets), real estate fund investments and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of December 31, 2016 and 2015, based on their levels in the fair value hierarchy.

	The Company
	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,393	$22,393	$-	$-
Interest rate swap assets (included in "other assets")	139	-	139	-
Total assets	$22,532	$22,393	$139	$-

Interest rate swap liabilities	$22,446	$-	$22,446	$-
Total liabilities	$22,446	$-	$22,446	$-

	As of December 31, 2015
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate fund investments:
Investments in Property Funds	$248,824	$-	$-	$248,824
Investments in Alternative Investment Funds	167,614	-	-	167,614
Total real estate fund investments	416,438	-	-	416,438
Marketable securities	21,521	21,521	-	-
Total assets	$437,959	$21,521	$-	$416,438

Interest rate swap liabilities	$93,936	$-	$93,936	$-
Total liabilities	$93,936	$-	$93,936	$-

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

	As of December 31, 2015
Unobservable Quantitative Input	Range	Weighted Average (based on fair value of investments)
Preferred return	7.32% - 14.02%	9.51%
Credit spread	2.34%	2.34%

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes in the fair value of Real Estate Fund Investments that are classified as Level 3, as of December 31, 2015.

The Company
Real Estate Fund Investments
(Amounts in thousands)	for the Year Ended December 31, 2015
Beginning balance	$323,387
Purchases / Additions	170,218
Sales / Transfer of assets	(98,368)
Net realized gains	7,455
Previously recorded unrealized gains on exited investments	(6,584)
Net unrealized gains	20,330
Ending balance	$416,438

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

The following is a summary of the carrying amounts and fair value of these financial instruments as of December 31, 2016 and 2015.

	The Company
	As of December 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash equivalents	$107,100	$107,100	$118,561	$118,561
Total assets	$107,100	$107,100	$118,561	$118,561

	As of December 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,408,179	$3,371,262	$2,941,524	$2,907,242
Revolving credit facility	230,000	230,018	20,000	20,723
Total liabilities	$3,638,179	$3,601,280	$2,961,524	$2,927,965

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

15.	Leases

We lease office, retail and storage space to tenants under operating leases.  These leases provide for the payment of fixed minimum rents over the terms of the respective lease and generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs.

The following is a schedule of future minimum rents under non-cancelable operating leases as of December 31, 2016.

(Amounts in thousands)	The Company
2017	$552,573
2018	564,545
2019	551,392
2020	522,219
2021	457,868
Thereafter	2,758,892
Total	$5,407,489

16.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	The Company				The Predecessor
				Period from	Period from
	For the Year Ended December 31,			November 24, 2014	January 1, 2014
(Amounts in thousands)	2016		2015	to December 31, 2014	to November 23, 2014
Fee income
Property management	$5,948		$5,763	$587	$15,599
Asset management (1)	7,754		-	-	-
Acquisition, leasing and disposition	2,226		3,916	510	27,038
Other	1,003		569	79	6,461
Total fee income	16,931		10,248	1,176	49,098
Lease termination income	17,010	(2)	871	465	-
Other income (3)	14,296		13,874	1,164	-
Total fee and other income	$48,237		$24,993	$2,805	$49,098

(1)

As a result of deconsolidating our real estate funds that were accounted for at fair value, on January 1, 2016, asset management fees are now included in fee income as opposed to a reduction of income attributable to noncontrolling interests in consolidated real estate funds in the prior periods. See Note 5, Real Estate Fund Investments.

(2)	The year ended December 31, 2016 includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(3)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

17.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss).

	The Company				The Predecessor
				Period from	Period from
	For the Year Ended December 31,			November 24, 2014	January 1, 2014
(Amounts in thousands)	2016		2015	to December 31, 2014	to November 23, 2014
Preferred equity investment income	$5,716	(1)	$-	$-	$-
Interest and other income	774		674	142	773
Mark-to-market of investments in our deferred compensation plans (2)	444		197	(321)	1,706
Total interest and other income (loss), net	$6,934		$871	$(179)	$2,479

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $1,393. See Note 6, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included in “general and administrative” expenses.

18.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	The Company			The Predecessor
			Period from	Period from
	For the Year Ended December 31,		November 24, 2014	January 1, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014	to November 23, 2014
Interest and debt expense (1)	$150,942	$165,801	$43,503	$28,196
Amortization of deferred financing costs	6,804	2,565	240	389
Total interest and debt expense	$157,746	$168,366	$43,743	$28,585

(1)

Includes $4,608 and $25,717, of defeasance and debt breakage costs for the year ended December 31, 2016 and for the period from November 24, 2014 to December 31, 2014, respectively, resulting from the repayments of debt.

19.	Formation Related Costs

The following table sets forth the details of formation related costs in connection with our initial public offering.

The Company
Period from
November 24, 2014
(Amounts in thousands)	to December 31, 2014
Founders Grant	$71,000
Transfer taxes	51,306
Accounting, legal and other professional fees	21,131
Total formation related costs	$143,437

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

20.	Incentive Compensation

Stock-Based Compensation

In November 2014, we adopted our 2014 Equity Incentive Plan (the “Plan”), under which we expect to grant future cash and equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined.  “Full value awards” are awards such as restricted stock or long-term incentive plan (“LTIP”) units that do not require the payment of an exercise price.  “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price.  As of December 31, 2016, we have 12,228,883 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the 2014 Equity Incentive Plan.

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation.  Below are the components of stock-based compensation expense for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014.

			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014
Stock options (1)	$1,590	$1,241	$79
LTIP units (2)	5,617	4,507	296
Restricted stock	391	142	16
Performance programs	3,680	1,110	-
Total	$11,278	$7,000	$391

(1)	The years ended December 31, 2016 and 2015 include $412 and $294 of expense, respectively, related to the acceleration of vesting of stock options in connection with certain separation agreements.
(2)

The years ended December 31, 2016 and 2015 include $1,443 and $1,567 of expense, respectively, related to the acceleration of vesting of LTIP units in connection with the aforementioned separation agreements.

Stock Options

We grant certain of our executive officers and other employees stock options which vest over periods ranging from three to five years and expire 10 years from the date of grant.  The stock options granted in the years ended December 31, 2016 and 2015 and in the period from November 24, 2014 to December 31, 2014 had grant date fair values of $3.40, $4.44 and $3.39 per stock option, respectively, which are being amortized into expense on a straight-line basis over the vesting period.   The fair value of the option is estimated using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2016 and 2015 and in the period from November 24, 2014 to December 31, 2014.

			Period from
	For the Year Ended December 31,		November 24, 2014
	2016	2015	to December 31, 2014
Expected volatility	29.0%	27.0%	23.0%
Expected life	5.9 years	6.5 years	6.5 years
Risk free interest rate	1.5%	1.8%	2.1%
Expected dividend yield	2.3%	2.0%	2.3%

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, there was $3,347,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. Below is a summary of our stock option activity for year ended December 31, 2016.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	1,624,450	$17.69
Granted	238,971	14.94
Exercised	-	-
Cancelled or expired	(19,300)	17.50
Outstanding as of December 31, 2016	1,844,121	$17.34	8.1	$250,920
Options vested and expected to vest as of December 31, 2016	1,012,693	$17.04	8.2	$240,171
Options exercisable as of December 31, 2016	742,000	$17.76	7.9	$-

LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over a period of four to five years and are subject to a taxable book-up event, as defined. The LTIP units granted in the years ended December 31, 2016, December 31, 2015 and in the period from November 24, 2014 to December 31, 2014 had grant date fair values of $10,106,000, $2,081,000 and $14,700,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period.  As of December 31, 2016, there was $15,390,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 3.0 years.  Below is a summary of our LTIP unit activity for the year ended December 31, 2016.

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	714,959	$16.84
Granted	673,237	15.01
Vested	(281,626)	17.00
Cancelled or expired	(13,715)	16.63
Unvested as of December 31, 2016	1,092,855	$15.68

Restricted Stock

We grant shares of restricted stock to a non-employee director and other employees which vests over four years.  The shares of restricted stock granted in the years ended December 31, 2016 and December 31, 2015 and in the period from November 24, 2014 to December 31, 2014 had grant date fair values of $1,600,000, $100,000 and $100,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2016, there was $1,146,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 3.1 years.  Below is a summary of restricted stock activity for the year ended December 31, 2016.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2015	5,219	$19.16
Granted	100,673	15.90
Vested	(5,219)	19.16
Cancelled or expired	(5,850)	15.90
Unvested as of December 31, 2016	94,823	$15.90

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

2016 Performance Program

In March 2016, our Compensation Committee approved the 2016 Performance Program, a multi-year performance-based equity compensation program. The purpose of the 2016 Performance Program is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the 2016 Performance Program, participants may earn awards in the form of Long LTIP units of our operating partnership based on our total return to stockholders (“TRS”) over a three-year performance measurement period beginning on March 18, 2016, and continuing through March 17, 2019, on both an absolute basis and relative basis. 25.0% of the award is earned if we outperform a predetermined absolute TRS and the remaining 75.0% is earned if we outperform a predetermined relative TRS. Specifically, participants begin to earn awards under the 2016 Performance Program if our TRS for the performance measurement period equals or exceeds 21.0% on an absolute basis and is within 250 basis points of the performance of the SNL Office REIT Index on a relative basis, and awards will be fully earned if our TRS for the performance measurement period equals or exceeds 36.0% on an absolute basis and exceeds the performance of the SNL Office REIT Index by 400 basis points on a relative basis. Participants will not earn any awards under the 2016 Performance Program if our TRS during the performance measurement period does not meet either of these minimum thresholds. The number of LTIP units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive per unit distributions equal to one-tenth of the per share dividends otherwise payable to our common stockholders with respect to their LTIP units. If the LTIP units are ultimately earned based on the achievement of the designated performance objectives, participants will receive cash or additional LTIP units based on the additional amount the participants would have received if per unit distributions during the performance measurement periods for the earned LTIP units had equaled per share dividends paid to our common stockholders less the amount of distributions participants actually received during the performance measurement period.

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

Deferred Compensation

In connection with the Formation Transactions, we assumed a deferred compensation plan (the “1993 Plan”) from our Predecessor. The 1993 Plan permits certain management employees to defer certain percentages of their compensation, as defined. The assets of the 1993 Plan remain the sole property of the Company and are subject to the claims of its general creditors.  The assets of the 1993 Plan are included in “marketable securities” and “restricted cash,” with an offsetting liability included in “other liabilities” on our consolidated balance sheets.  Income from the mark-to-market of investments in our deferred compensation plan is included in “interest and other income” and this amount is entirely offset by expense from the mark-to-market of plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income. The 1993 Plan had a balance of $30,743,000 and $28,947,000 as of December 31, 2016 and 2015, respectively.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

21.	Income Taxes

The Company

We operate and have been organized in conformity with the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our net income that we distribute currently to our stockholders.  In order to maintain our qualification as a REIT, we are required under the Internal Revenue Code of 1986, as amended, to distribute at least 90% of our taxable income (without regard to the deduction for dividends paid and excluding net capital gains) to our stockholders and meet certain other requirements.  If, with respect to any taxable year, we fail to maintain our qualification as a REIT, and we are not entitled to relief under the relevant statutory provisions, we would be subject to income tax at regular corporate tax rates. Even if we qualify as a REIT, we may also be subject to certain state, local and franchise taxes.  Under certain circumstances, U.S. federal income tax may be due on our undistributed taxable income.

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries.  Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our taxable REIT subsidiaries had a combined current income tax expense of approximately $780,000, $2,545,000 and $189,000 for the years ended December 31, 2016 and December 31, 2015 and for the period from November 24, 2014 to December 31, 2014, respectively, and have immaterial differences between the financial reporting and tax basis of assets and liabilities.

The following table reconciles net (loss) income attributable to Paramount Group, Inc. to estimated taxable income (loss) for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014.

			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014
Net (loss) income attributable to Paramount Group, Inc.	$(9,934)	$(4,419)	$57,308
Book to tax differences:
Straight-line and prepaid rents	(29,024)	(36,131)	6,927
Depreciation and amortization	95,489	104,399	11,691
Stock-based compensation	9,673	5,794	57,740
Gain on consolidation of unconsolidated joint venture	-	-	(192,891)
Swap breakage costs	(25,367)	(27,147)	(11,316)
Unrealized gain on interest rate swaps	(4,651)	(29,586)	(6,832)
Earnings of unconsolidated joint ventures, including real estate investments	(3,513)	(12,909)	(5,347)
Other, net	(9,561)	7,356	20,832
Estimated taxable income (loss) (unaudited)	$23,112	$7,357	$(61,888)

Dividends distributed for the year ended December 31, 2016, were characterized for federal income tax purposes as (i) $0.273 per share or 71.8% as return of capital and (ii) $0.107 per share or 28.2% as ordinary dividends. Dividends distributed for the year ended December 31, 2016 exclude the fourth quarter 2016 dividend of $0.095 per share, which was paid on January 13, 2017 and is allocable to 2017 for federal income tax purposes.

Dividends distributed for the year ended December 31, 2015, were characterized for federal income tax purposes as (i) $0.289 per share or 89.2% as return of capital and (ii) $0.035 per share or 10.8% as ordinary dividends. Dividends distributed for the year ended December 31, 2015 exclude fourth quarter 2015 dividend of $0.095 per share, which was paid January 15, 2016 and was allocable to 2016 for federal income tax purposes.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The Predecessor

The companies included in our Predecessor’s combined consolidated financial statements operated in the U.S. as partnerships or corporations for U.S. federal income tax purposes. Our Predecessor, which owned the general partners of the real estate funds and consolidated them, was a corporate entity that was subject to federal, state, and local corporate income taxes at the entity level for their share of the profits and losses of the underlying investments. Our Predecessor accounted for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates was recognized in income in the period when the change was enacted.

The following table summarizes our Predecessor’s tax position.

Period from
January 1, 2014
(Amounts in thousands)	to November 23, 2014
Income before income taxes	$127,859
Total provision for income taxes	18,461
Effective income tax rate	14.4%

The following table reconciles our Predecessor’s provision for income taxes to the U.S. federal statutory tax rate.

Period from
January 1, 2014
to November 23, 2014
Statutory U.S. federal income tax rate	35.0%
Income passed through to common unitholders and noncontrolling interests(1)	(24.1%)
State and local income taxes	5.5%
Other	(2.0%)
Effective income tax rate (2)	14.4%

(1)	Included income that was not taxable to the Predecessor. Such income was directly taxable to the Predecessor’s unitholders and the noncontrolling interests.
(2)	The effective tax rate was calculated on income before income taxes.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

22.	Earnings Per Share

The following table provides a summary of net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	The Company
			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands, except per share amounts)	2016	2015	to December 31, 2014
Numerator:
Net (loss) income attributable to common stockholders	$(9,934)	$(4,419)	$57,308
Earnings allocated to unvested participating securities	(37)	-	-
Numerator for (loss) income per common share - basic and diluted	$(9,971)	$(4,419)	$57,308
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	218,053	212,107	212,107
Effect of dilutive employee stock options and restricted share awards (1)	-	-	1
Denominator for diluted (loss) income per common share - weighted average shares	218,053	212,107	212,108

(Loss) income per common share - basic and diluted	$(0.05)	$(0.02)	$0.27

(1)

The effect of dilutive securities for the years ended December 31, 2016 and December 31, 2015 and for the period from November 24, 2014 to December 31, 2014 excludes 48,113, 53,281 and 53,043 weighted average share equivalents, respectively, as their effect was anti-dilutive.

23.	Summary of Quarterly Results (unaudited)

The following table provides a summary of our company’s quarterly results of operations for the years ended December 31, 2016 and 2015.

		Net (loss) income
		attributable to the	Income (Loss) Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	common stockholders	Basic	Diluted
2016
December 31	$166,802	$(6,489)	$(0.03)	$(0.03)
September 30	171,318	(139)	(0.00)	(0.00)
June 30	172,303	3,188	0.01	0.01
March 31	172,918	(6,494)	(0.03)	(0.03)

2015
December 31	$170,528	$8,905	$0.04	$0.04
September 30	167,726	1,116	0.01	0.01
June 30	162,928	(4,709)	(0.02)	(0.02)
March 31	161,226	(9,731)	(0.05)	(0.05)

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

24.	Related Party

Due to Affiliates

As of December 31, 2016 and 2015, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%. For the years ended December 31, 2016 and 2015 and the period from November 24, 2014 to December 31, 2014, we recognized $139,000, $136,000 and $15,000 of interest expense, respectively, in connection with these notes.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $795,000, $776,000 and $45,000 for the years ended December 31, 2016 and 2015, and the period from November 24, 2014 to December 31, 2014, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2016, amounts owed to us under these agreements aggregated $83,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds.  For the years ended December 31, 2016 and 2015 and the period from November 24, 2014 to December 31, 2014, we recognized $9,920,000, $2,308,000 and $212,000, respectively, of fee income in connection with these agreements. As of December 31, 2016, amounts owed to us under these agreements aggregated $1,966,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the years ended December 31, 2016 and December 31, 2015 and the period from November 24, 2014 to December 31, 2014, we incurred $625,000, $349,000 and $840,000 of expense, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases 6,790 square feet at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture.  For the year ended December 31, 2016, we recognized $416,000 for our share of rental income from this lease.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2016, we believe we are in compliance with all of our covenants.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

718 Fifth Avenue - Put Right

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our partner in the joint venture that owns 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after September 10, 2018 with 12 months written notice and the actual purchase occurring no earlier than September 10, 2019. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property that will be held by our joint venture partner following the sale of its interest to our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue.

60 Wall Street – Option Agreement

In connection with the Formation Transactions, we entered into an option agreement with each of Fund II and Fund III (collectively, the “Funds”) pursuant to which we had the right to acquire their joint venture interests (aggregating 62.3%) in 60 Wall Street, a 47-story, 1.6 million square foot office building, located in the heart of New York’s financial district, at any time before November 24, 2016. The remaining 37.7% interest in the property was held by a third party joint venture partner who had a “tag-along” right in the event we exercised the option to acquire the property. On November 9, 2016, we received the consent from the Funds’ investor advisory committees to amend the option agreement to extend the option exercise date to February 28, 2017 pursuant to which we had the right to acquire the Funds’ interests at a purchase price equal to $1.04 billion. On January 17, 2017, the third party joint venture partner agreed to “tag-along” at the agreed upon purchase price, if we were to exercise the option.  On January 24, 2017, we assigned the option agreement to a subsidiary of a newly formed joint venture in which we have a 5.2% ownership interest, and exercised the option. See Note 27, Subsequent Events, for details.

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

26.	Segments Disclosure

The Company

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

The following tables provide NOI for each reportable segment for years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014.

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$666,410	$449,794	$86,389	$127,813	$2,414
Property-related operating expenses	(250,040)	(176,445)	(32,721)	(30,889)	(9,985)
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
NOI (1)	$433,565	$290,223	$53,668	$96,924	$(7,250)

	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$652,160	$452,842	$82,366	$114,472	$2,480
Property-related operating expenses	(244,754)	(174,273)	(32,482)	(29,277)	(8,722)
NOI from unconsolidated joint ventures	16,580	16,210	-	-	370
NOI (1)	$423,986	$294,779	$49,884	$85,195	$(5,872)

	Period from November 24, 2014 to December 31, 2014
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$66,371	$47,460	$7,225	$9,978	$1,708
Property-related operating expenses	(26,011)	(18,679)	(3,307)	(3,269)	(756)
NOI from unconsolidated joint ventures	1,680	1,680	-	-	-
NOI (1)	$42,040	$30,461	$3,918	$6,709	$952

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

PARAMOUNT GROUP, INC. AND PARAMOUNT PREDECESSOR

NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the years ended December 31, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014.

	The Company
			Period from
	For the Year Ended December 31,		November 24, 2014
(Amounts in thousands)	2016	2015	to December 31, 2014
NOI	$433,565	$423,986	$42,040
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	16,931	10,248	1,176
Depreciation and amortization expense	(269,450)	(294,624)	(34,481)
General and administrative expenses	(53,510)	(42,056)	(2,207)
Transaction related costs	(2,404)	(4,483)	-
Formation related costs	-	-	(143,437)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	(5,872)	-
NOI from unconsolidated joint ventures	(17,195)	(16,580)	(1,680)
Income from unconsolidated joint ventures	7,413	6,850	938
Income from real estate fund investments	-	37,975	-
Loss from unconsolidated real estate funds	(498)	-	-
Interest and other income (loss), net	6,934	871	(179)
Interest and debt expense	(157,746)	(168,366)	(43,743)
Unrealized gain on interest rate swaps	39,814	75,760	15,084
Gain on consolidation of an unconsolidated joint venture	-	-	239,716
Net income before income taxes	3,854	23,709	73,227
Income tax expense	(1,785)	(2,566)	(505)
Net income	2,069	21,143	72,722
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated real estate funds	1,316	(21,173)	(135)
Consolidated joint ventures	(15,423)	(5,459)	(1,353)
Operating Partnership	2,104	1,070	(13,926)
Net (loss) income attributable to common stockholders	$(9,934)	$(4,419)	$57,308

(Amounts in thousands)	As of December 31, 2016
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,867,168	$5,617,344	$1,075,350	$1,913,747	$260,727
Total liabilities	3,981,221	2,444,101	204,020	980,460	352,640
Total equity	4,885,947	3,173,243	871,330	933,287	(91,913)

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

The following tables provide selected results for each reportable segment for the period from January 1, 2014 to November 23, 2014.

	Period from January 1, 2014 to November 23, 2014
	Owned	Managed	Management
(Amounts in thousands)	Properties	Funds	Company	Eliminations	Total
Income Statement data:
Revenues
Rental income	$27,774	$2,434	$-	$-	$30,208
Tenant reimbursement income	1,646	-	-	-	1,646
Distributions from real estate fund investments	-	17,083	-	-	17,083
Realized and unrealized gains, net	-	129,354	-	-	129,354
Fee and other income	-	-	74,686	(25,588)	49,098
Total revenues	29,420	148,871	74,686	(25,588)	227,389
Total expenses	20,553	27,995	54,032	(25,588)	76,992
Operating income	8,867	120,876	20,654	-	150,397
Income from unconsolidated joint ventures	4,241	-	48,683	(48,683)	4,241
Unrealized loss on interest rate swaps	-	(673)	-	-	(673)
Interest and other income, net	2,004	388	87	-	2,479
Interest and debt expense	(11,157)	(17,323)	(105)	-	(28,585)
Net income before income taxes	3,955	103,268	69,319	(48,683)	127,859
Income tax expense	-	-	(18,461)	-	(18,461)
Net income	3,955	103,268	50,858	(48,683)	109,398
Net income attributable to noncontrolling interests	-	(87,888)	-	-	(87,888)
Net income attributable to the Predecessor	$3,955	$15,380	$50,858	$(48,683)	$21,510

27.	Subsequent Events

On January 12, 2017, we entered into an agreement to sell Waterview, a 636,768 square foot Class A office building in Rosslyn, Virginia, for $460,000,000.  The sale, which is subject to customary closing conditions, is expected to close in the second quarter of 2017 and will result in a financial statement gain of approximately $110,000,000.

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in January 2024 and has a fixed rate of 4.03%. We retained $23,470,000 for our 49.0% share of net proceeds, after the repayment of the existing loan, closing costs and required reserves.

On January 24, 2017, a joint venture in which we have a 5.2% interest, acquired 60 Wall Street, a 1.6 million square foot Class A office building in New York for $1,040,000,000.  In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2016, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2016, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2016 was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 133 in this Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

We have audited the internal control over financial reporting of Paramount Group, Inc., and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

New York, NY

February 22, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (which is scheduled to be held on May 18, 2017), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report
1.	The combined consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K
i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014	136
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016, 2015 and 2014	137

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 141 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E
			Additions
	Balance at		Charged	Uncollectible	Balance
	Beginning		Against	accounts	at End
(Amounts in thousands)	of Year		Operations	Written-off	of Year
The Company:

For the Year Ended December 31, 2016
Allowance for doubtful accounts	$365		$315	$(478)	$202
For the Year Ended December 31, 2015
Allowance for doubtful accounts	$333		$87	$(55)	$365
For the period from November 24, 2014
to December 31, 2014
Allowance for doubtful accounts	$257	(1)	$76	$-	$333

The Predecessor:

Period from January 1, 2014
to November 23, 2014
Allowance for doubtful accounts	$-		$-	$-	$-

(1)Represents the allowance for doubtful accounts of the properties that were acquired in connection with the Formation Transactions.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)														Life on
														which
						Costs capitalized								depreciation
						subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company				to acquisition		carried at close of period			depreciation			income
				Building and			Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land		Improvements		Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$1,013,544	$502,846		$1,398,341		$-	$63,900	$502,846	$1,462,241	$1,965,087	$(81,875)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	850,000	406,039		1,051,697		-	54,765	406,039	1,106,462	1,512,501	(61,175)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318		604,994		-	2,376	221,318	607,370	828,688	(35,534)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688		370,553		-	17,359	174,688	387,912	562,600	(24,343)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741		296,031		-	6,835	103,741	302,866	406,607	(20,881)	1983	11/2014	5 to 40 Years
Total New York	2,363,544	1,408,632		3,721,616		-	145,235	1,408,632	3,866,851	5,275,483	(223,808)

425 Eye Street	-	93,669		98,088		-	4,866	93,669	102,954	196,623	(7,832)	1973	11/2014	5 to 40 Years
Liberty Place	84,000	46,401		96,422		-	11,653	46,401	108,075	154,476	(6,827)	1993	11/2014	5 to 40 Years
1899 Pennsylvania Avenue	87,675	52,568		94,874		-	4,164	52,568	99,038	151,606	(6,094)	1915	11/2014	5 to 40 Years
2099 Pennsylvania Avenue	-	50,631		103,992		-	10,926	50,631	114,918	165,549	(6,990)	2001	11/2014	5 to 40 Years
Total Washington, D.C.	171,675	243,269		393,376		-	31,609	243,269	424,985	668,254	(27,743)

One Market Plaza	872,960	288,743		988,014		-	49,939	288,743	1,037,953	1,326,696	(62,309)	1976	11/2014	5 to 40 Years
One Front Street	-	127,765	(2)	376,919	(2)	-	-	127,765	376,919	504,684	(1,130)	1979	12/2016	5 to 40 Years
Total San Francisco	872,960	416,508		1,364,933		-	49,939	416,508	1,414,872	1,831,380	(63,439)

Residential Development Fund ("75 Howard")	-	23,126		41,524		-	4,497	23,126	52,193	75,319	(2,896)		03/2014	5 to 40 Years
Other	-	-		-		-	-	-	(1,343)	(1,343)	(275)		11/2014	5 to 40 Years

Total	$3,408,179	$2,091,535		$5,521,449		$-	$231,280	$2,091,535	$5,757,558	$7,849,093	$(318,161)

Assets held for sale:
Waterview	$-	$78,300		$297,669		$-	$36,346	$78,300	$334,015	$412,315	$(82,344)	2007	05/2007	5 to 40 Years

(1)	The net basis of the Company’s assets and liabilities for tax purposes is approximately $3.1 billion lower than the net amount reported for financial statement purposes.
(2)	In accordance with the early adoption of ASU 2017-01, these amounts include the capitalized acquisition costs associated with this transaction.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Rental Property:
Beginning balance	$7,652,117	$7,530,239	$414,998
Acquisitions	504,684		64,650
Acquisition of properties in connection
with the Formation Transactions	-	-	7,043,650
Additions during the year:
Land	-	-	-
Buildings and improvements	116,038	123,277	9,676
Assets held for sale	(412,315)	-	-
Assets sold and written-off	(11,431)	(1,399)	(2,735)
Ending balance	$7,849,093	$7,652,117	$7,530,239

Accumulated Depreciation:
Beginning balance	$243,089	$81,050	$57,689
Additions charged to expense	168,847	163,438	26,096
Assets held for sale	(82,344)	-	-
Accumulated depreciation related to assets sold and written-off	(11,431)	(1,399)	(2,735)
Ending balance	$318,161	$243,089	$81,050

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	February 22, 2017	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 22, 2017
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Executive Vice President, Chief Financial Officer and Treasurer	February 22, 2017
	(Wilbur Paes)	(Principal Financial and Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 22, 2017
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 22, 2017
(Martin Bussmann)

By:	/s/ Dan Emmett	Director	February 22, 2017
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	February 22, 2017
(Lizanne Galbreath)

By:	/s/ Karin Klein	Director	February 22, 2017
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 22, 2017
(Peter Linneman)

By:	/s/ David O’Connor	Director	February 22, 2017
(David O’Connor)

By:	/s/ Katharina Otto-Bernstein	Director	February 22, 2017
(Katharina Otto-Bernstein)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of Paramount Group, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 14, 2014.

3.2	Amended and Restated Bylaws of Paramount Group, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

3.3	Resolution to Change Resident Agent, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on August 8, 2016.

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

10.2*	First Amendment to Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of February 23, 2016.
10.3

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

10.5

Stockholders Agreement between Paramount Group, Inc. and Maren Otto, Alexander Otto and Katharina Otto-Bernstein, dated November 6, 2014, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.6†	2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

10.7

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

10.39

Put Option Agreement among WvF 2 W. 56, Inc., WvF, Inc., WvF, L.P. and WvF 718, L.P., collectively, as optionee, and 712 Fifth Avenue, L.P., as option or, dated as of September 10, 2014, incorporated by reference to Exhibit 10.38 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.40

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

10.44†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.45†

The Paramount Group 2005 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.46

Waiver of Ownership Limits granted to The Otto Family by Paramount Group, Inc., dated as of November 18, 2014, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.47

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

10.51

Agreement and Plan of Merger by and among Marathon Rental Investments LLC, Paramount Group, Inc. and the stockholder of Marathon Rental Investments LLC, dated as of November 24, 2014, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.52†

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

10.54†	Form of Paramount Group, Inc. Performance LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 1, 2015.

10.55†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, dated March 3, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.56†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Michael Walsh dated March 7, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.57

First Amendment to the November 2014 Credit Agreement dated as of April 8, 2016, among Paramount Group Operating Partnership, L.P. and Paramount Group Inc., and certain subsidiaries of Paramount Group Inc. from time to time party thereto, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender and Bank of America, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as L/C Issuers, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on August 4, 2016.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP for 712 Fifth Avenue, L.P.

23.3*	Consent of Deloitte & Touche LLP for Paramount Group Real Estate Fund VII, LP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of 712 Fifth Avenue, L.P.

99.2*	Financial Statements of Paramount Group Real Estate Fund VII, LP

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

_______________________
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.