Form 10-Q
period 2017-03-31
Paramount Group, Inc.
filed 2017-05-04
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 21, 2017, there were 231,379,820 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	March 31, 2017	December 31, 2016
Rental property, at cost
Land	$2,091,535	$2,091,535
Buildings and improvements	5,765,748	5,757,558
	7,857,283	7,849,093
Accumulated depreciation and amortization	(359,583)	(318,161)
Rental property, net	7,497,700	7,530,932
Cash and cash equivalents	125,734	162,965
Restricted cash	75,198	29,374
Investments in unconsolidated joint ventures	35,959	6,411
Investments in unconsolidated real estate funds	23,913	28,173
Preferred equity investments	55,294	55,051
Marketable securities	25,617	22,393
Accounts and other receivables, net of allowance of $202 and $202	12,564	15,251
Deferred rent receivable	184,571	163,695
Deferred charges, net of accumulated amortization of $11,900 and $9,832	72,796	71,184
Intangible assets, net of accumulated amortization of $171,221 and $166,841	389,588	412,225
Assets held for sale	346,685	346,685
Other assets	39,895	22,829
Total assets (1)	$8,885,514	$8,867,168

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $48,481 and $43,281	$3,477,798	$3,364,898
Revolving credit facility	200,000	230,000
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	88,250	103,896
Dividends and distributions payable	25,207	25,151
Deferred income taxes	1,276	1,467
Interest rate swap liabilities	-	22,446
Intangible liabilities, net of accumulated amortization of $58,536 and $55,349	145,138	153,018
Other liabilities	75,188	53,046
Total liabilities (1)	4,040,156	3,981,221
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 231,379,820 and 230,015,356 shares in 2017 and 2016, respectively	2,313	2,300
Additional paid-in-capital	4,139,423	4,116,987
Earnings less than distributions	(151,417)	(129,654)
Accumulated other comprehensive income	3,696	372
Paramount Group, Inc. equity	3,994,015	3,990,005
Noncontrolling interests in:
Consolidated real estate fund	67,205	64,793
Consolidated joint ventures	228,039	253,788
Operating Partnership (33,631,382 and 34,511,214 units outstanding)	556,099	577,361
Total equity	4,845,358	4,885,947
Total liabilities and equity	$8,885,514	$8,867,168

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 87.3%.  As of March 31, 2017, the assets and liabilities of the Operating Partnership include $1,541,463 and $1,043,902 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2017	2016
REVENUES:
Rental income	$155,390	$141,252
Tenant reimbursement income	12,852	10,789
Fee and other income	12,994	20,877
Total revenues	181,236	172,918
EXPENSES:
Operating	65,971	62,945
Depreciation and amortization	62,992	74,812
General and administrative	13,581	13,961
Transaction related costs	275	935
Total expenses	142,819	152,653
Operating income	38,417	20,265
Income from unconsolidated joint ventures	1,937	1,496
Income (loss) from unconsolidated real estate funds	288	(326)
Interest and other income, net	3,200	1,700
Interest and debt expense	(39,733)	(37,119)
Unrealized gain on interest rate swaps	1,802	6,860
Net income (loss) before income taxes	5,911	(7,124)
Income tax expense	(4,282)	(363)
Net income (loss)	1,629	(7,487)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated real estate fund	88	674
Consolidated joint ventures	(1,291)	(1,252)
Operating Partnership	(54)	1,571
Net income (loss) attributable to common stockholders	$372	$(6,494)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.00	$(0.03)
Weighted average shares outstanding	230,924,271	212,403,593

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.00	$(0.03)
Weighted average shares outstanding	230,958,441	212,403,593

DIVIDENDS PER COMMON SHARE	$0.095	$0.095

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net income (loss)	$1,629	$(7,487)
Other comprehensive income (loss):
Change in value of interest rate swaps	4,032	(29,867)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(222)	107
Comprehensive income (loss)	5,439	(37,247)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated real estate fund	88	674
Consolidated joint ventures	(1,291)	(1,252)
Operating Partnership	(540)	7,359
Comprehensive income (loss) attributable to common stockholders	$3,696	$(30,466)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Real Estate Funds	Consolidated Joint Ventures	Operating Partnership	Total Equity

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$414,637	$236,849	$898,047	$5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	(351,035)	-	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	63,602	236,849	898,047	4,959,515
Net (loss) income	-	-	-	(6,494)	-	(674)	1,252	(1,571)	(7,487)
Common shares issued upon redemption of common units	830	8	14,419	-	-	-	-	(14,427)	-
Common shares issued under Omnibus share plan	95	-	-	-	-	-	-	-	-
Dividends and distributions ($0.095 per share and unit)	-	-	-	(20,239)	-	-	-	(4,908)	(25,147)
Change in value of interest rate swaps	-	-	-	-	(24,058)	-	-	(5,809)	(29,867)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	86	-	-	21	107
Amortization of equity awards	-	-	747	-	-	-	-	3,098	3,845
Other	-	-	320	18	-	7	-	-	345
Balance as of March 31, 2016	213,037	$2,130	$3,818,344	$(62,835)	$(31,815)	$62,935	$238,101	$874,451	$4,901,311

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$64,793	$253,788	$577,361	$4,885,947
Net income (loss)	-	-	-	372	-	(88)	1,291	54	1,629
Common shares issued upon redemption of common units	1,304	13	21,803	-	-	-	-	(21,816)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	61	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.095 per share and unit)	-	-	-	(21,981)	-	-	-	(3,226)	(25,207)
Contributions from noncontrolling interests in joint ventures and funds	-	-	-	-	-	2,500	4,972	-	7,472
Distributions to noncontrolling interests	-	-	-	-	-	-	(32,012)	-	(32,012)
Change in value of interest rate swaps	-	-	-	-	3,518	-	-	514	4,032
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(194)	-	-	(28)	(222)
Amortization of equity awards	-	-	633	-	-	-	-	3,240	3,873
Balance as of March 31, 2017	231,380	$2,313	$4,139,423	$(151,417)	$3,696	$67,205	$228,039	$556,099	$4,845,358

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,629	$(7,487)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,992	74,812
Amortization of deferred financing costs	2,730	1,258
Straight-lining of rental income	(20,147)	(19,869)
Amortization of above and below-market leases, net	(3,008)	3,619
Debt breakage costs	2,715	-
Unrealized gain on interest rate swaps	(1,802)	(6,860)
Realized and unrealized (gains) losses on marketable securities	(1,607)	293
(Income) loss from unconsolidated real estate funds	(288)	326
Distributions of earnings from unconsolidated real estate funds	62	79
Income from unconsolidated joint ventures	(1,937)	(1,496)
Distributions of earnings from unconsolidated joint ventures	24	1,584
Amortization of stock-based compensation expense	3,429	3,627
Other non-cash adjustments	(64)	842
Changes in operating assets and liabilities:
Accounts and other receivables	2,687	(1,362)
Deferred charges	(6,654)	(3,617)
Other assets	(13,678)	(26,038)
Accounts payable and accrued expenses	(8,355)	62,019
Deferred income taxes	(151)	(714)
Other liabilities	(861)	1,023
Net cash provided by operating activities	17,716	82,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated joint venture	(27,857)	-
Changes in restricted cash	(24,439)	(600)
Additions to rental properties	(15,087)	(33,193)
Distributions of capital from unconsolidated real estate funds	3,845	-
Net cash used in investing activities	(63,538)	(33,793)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and mortgages payable	$991,556	$-
Repayments of notes and mortgages payable	(873,642)	(354)
Repayment of borrowings under revolving credit facility	(65,000)	(20,000)
Borrowings under revolving credit facility	35,000	40,000
Distributions to noncontrolling interests	(32,012)	-
Dividends paid to common stockholders	(21,851)	(20,151)
Settlement of interest rate swap liabilities	(19,425)	-
Contributions from noncontrolling interests	7,472	-
Debt issuance costs	(7,338)	-
Distributions paid to common unitholders	(3,300)	(4,917)
Debt breakage costs	(2,715)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(154)	-
Net cash provided by (used in) financing activities	8,591	(5,422)

Net (decrease) increase in cash and cash equivalents	(37,231)	42,824
Cash and cash equivalents at beginning of period	162,965	143,884
Decrease in cash due to deconsolidation of real estate fund investments	-	(7,987)
Cash and cash equivalents at end of period	$125,734	$178,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$41,375	$34,083
Cash payments for income taxes, net of refunds	1,090	417

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$25,207	$25,147
Change in fair value of interest rate swaps	(4,032)	29,867
Common shares issued upon redemption of common units	21,816	14,427
Additions to real estate included in accounts payable and accrued expenses	4,712	11,064
Purchases of marketable securities using restricted cash	1,615	170
Write-off of fully amortized and/or depreciated assets	2,306	2,795
(Decrease) increase due to deconsolidation of real estate fund investments:
Real estate fund investments	-	(416,438)
Loans payable to noncontrolling interests	-	(45,662)
Investments in unconsolidated real estate funds	-	27,292
Noncontrolling interests in consolidated real estate funds	-	(351,035)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware Limited Partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of March 31, 2017, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 87.3% of, the Operating Partnership as of March 31, 2017.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. All significant inter-company amounts have been eliminated. In our opinion, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We will adopt the provisions of ASU 2014-09 on January 1, 2018 using the modified retrospective approach. We have commenced our plan for implementing this guidance and do not believe that the adoption will have a material impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting, including requiring lessees to recognize most leases on their balance sheets.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either financing or operating and recording a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are currently evaluating the timing of adopting this standard. While we believe that the key changes in ASU 2016-02 relate to the separation of and allocation of consideration to, lease component (rental income) and non-lease components (revenue related to various services we provide), we continue to evaluate the other potential implications that this update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. This adoption did not have any impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, an update to ASC Topic 230, Statement of Cash Flows to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We adopted the provisions of ASU 2016-15 retrospectively on January 1, 2017. This adoption did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, an update to ASC Topic 810, Consolidation. ASU 2016-17 requires a reporting entity to consider only its proportionate indirect interest in the VIE held through a common control party in evaluating whether it is the primary beneficiary of a VIE. Currently, ASU 2015-02 requires the reporting entity to treat the common control party’s interest in the VIE as if the reporting entity held the interest itself.  ASU 2016-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We adopted the provisions of ASU 2016-17 on January 1, 2017. This adoption did not have any impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We will adopt the provisions of ASU 2016-18 on January 1, 2018. This adoption will impact the presentation of our statement of cash flows, as well as require additional disclosures to reconcile cash and cash equivalents and restricted cash on our balance sheet to our statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted the provisions of ASU 2017-01 on October 1, 2016 and concluded that the acquisition of our One Front Street property in December 2016 did not meet the definition of a business and was treated as an asset acquisition.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2017, the FASB issued ASU 2017-05, an update to ASC Topic 610, Other Income. ASU 2017-05 clarifies the scope and accounting for derecognition of a nonfinancial asset. ASU 2017-05 eliminates the guidance in ASC 360-20 specific to real estate sales and partial sales. ASU 2017-05 also defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for entities concurrently early adopting ASU 2014-09. We are evaluating the impact of ASU 2017-05 but do not believe that the adoption will have a material impact on our consolidated financial statements.

3.	Dispositions

Waterview

On January 12, 2017, we entered into an agreement to sell Waterview, a 636,768 square foot Class A office building in Rosslyn, Virginia, for $460,000,000. In accordance with provisions of ASC 360, Property, Plant and Equipment, we reclassified the assets of Waterview, which is in our Washington, D.C. segment, to “assets held for sale”.  The following table provides the details of the assets classified as held for sale.

(Amounts in thousands)	As of March 31, 2017	As of December 31, 2016
Land	$78,300	$78,300
Building and improvements, net	251,671	251,671
Deferred charges	14,512	14,512
Deferred rent receivable	2,202	2,202
Assets held for sale	$346,685	$346,685

On May 3, 2017, we completed the sale of Waterview and realized net proceeds of approximately $457,000,000. The sale resulted in a net gain of approximately $110,000,000, which will be recognized in the second quarter of 2017.

4.	Investments in Unconsolidated Joint Ventures

On January 24, 2017, a joint venture in which we have a 5.2% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion from certain of our real estate funds (see Note 5, Real Estate Fund Investments). In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property. We began accounting for our investment in 60 Wall Street, under the equity method, from the date of the acquisition.

The following tables summarize our investments in unconsolidated joint ventures as of March 31, 2017 and December 31, 2016 and income from these investments for the three months ended March 31, 2017 and 2016.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2017	December 31, 2016
712 Fifth Avenue	50.0%	$4,842	$2,912
60 Wall Street (1)	5.2%	27,852	-
Oder-Center, Germany (2)	9.5%	3,265	3,499
Investments in unconsolidated joint ventures		$35,959	$6,411

(Amounts in thousands)	Paramount	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	Ownership	2017	2016
712 Fifth Avenue	50.0%	$1,930	$1,476
60 Wall Street (1)	5.2%	(5)	-
Oder-Center, Germany (2)	9.5%	12	20
Income from unconsolidated joint ventures		$1,937	$1,496

(1)	Represents our share of earnings from the date of acquisition through March 31, 2017.
(2)	We account for our interest in Oder-Center, Germany on a one-quarter lag basis.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

As of March 31, 2017, we own a 50% interest in a joint venture that owns 712 Fifth Avenue, which is accounted for under the equity method. The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2017	December 31, 2016
Rental property, net	$206,700	$207,632
Other assets	46,173	40,701
Total assets	$252,873	$248,333

Notes and mortgages payable, net	$246,092	$245,990
Other liabilities	9,361	8,783
Total liabilities	255,453	254,773
Equity (1)	(2,580)	(6,440)
Total liabilities and equity	$252,873	$248,333

(1)

The carrying amount of our investment is greater than our share of the equity by approximately $6,130. This basis difference resulted from distributions in excess of the equity in net earnings of 712 Fifth Avenue.

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2017	2016
Rental income	$12,945	$12,678
Tenant reimbursement income	1,308	1,116
Fee and other income	126	518
Total revenues	14,379	14,312
Operating expenses	5,966	5,617
Depreciation and amortization	2,920	3,008
Total expenses	8,886	8,625
Operating income	5,493	5,687
Interest and other income, net	24	14
Interest and debt expense	(2,825)	(2,748)
Unrealized gain on interest rate swaps	1,168	-
Net income	$3,860	$2,953

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Real Estate Fund Investments

Unconsolidated Real Estate Funds

We manage four Property Funds comprised of (i) Paramount Group Real Estate Fund II, L.P. (“Fund II”), (ii) Paramount Group Real Estate Fund III, L.P. (“Fund III”), (iii) Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and (iv) Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”). We also manage Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), our Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments.

As of December 31, 2016, Fund II and Fund III collectively owned a 62.3% interest in 60 Wall Street, a 1.6 million square foot office tower in Manhattan. On January 24, 2017, Fund II and Fund III, together with the other investors that owned the remaining 37.7% interest, sold their interests in 60 Wall Street to a newly formed joint venture, in which we have a 5.2% ownership interest. Accordingly, beginning on January 24, 2017, we began accounting for our investment in 60 Wall Street under the equity method (see Note 4, Investments in Unconsolidated Joint Ventures).

The following tables summarize our investments in these unconsolidated real estate funds as of March 31, 2017 and December 31, 2016, and income or loss recognized from these investments for the three months ended March 31, 2017 and 2016.

	As of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Our Share of Investments:
Property funds	$19,250	$22,811
Alternative investment fund	4,663	5,362
Investments in unconsolidated real estate funds	$23,913	$28,173

	For the Three Months Ended March 31, 2017
			Alternative
(Amounts in thousands)	Total	Property Funds	Investment Fund
Our Share of Net Income:
Net investment income (loss)	$53	$(7)	$60
Net realized gains	179	179	-
Net unrealized income	96	78	18
Carried interest	(40)	(40)	-
Income from unconsolidated real estate funds (1)	$288	$210	$78

	For the Three Months Ended March 31, 2016
			Alternative
(Amounts in thousands)	Total	Property Funds	Investment Fund
Our Share of Net (Loss) Income:
Net investment (loss) income	$(539)	$(569)	$30
Net unrealized income (loss)	229	240	(11)
Carried interest	(16)	(16)	-
(Loss) income from unconsolidated real estate funds (1)	$(326)	$(345)	$19

(1)	Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2017, we own a 10.0% interest in Fund II, a 3.1% interest in Fund III, and a 7.5% interest in Fund VII, which are accounted for under the equity method. The following tables provide summarized financial information for Fund II, Fund III and Fund VII as of the dates and for the periods set forth below.

(Amounts in thousands)	As of March 31, 2017			As of December 31, 2016
Balance Sheets:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Real estate investments	$11,134	$19,697	$165,690	$64,989	$39,376	$165,556
Cash and cash equivalents	931	2,185	878	1,297	2,221	741
Other assets	115	-	-	127	-	-
Total assets	$12,180	$21,882	$166,568	$66,413	$41,597	$166,297

Other liabilities	$58	$53	$1,967	$60	$49	$1,483
Total liabilities	58	53	1,967	60	49	1,483
Equity	12,122	21,829	164,601	66,353	41,548	164,814
Total liabilities and equity	$12,180	$21,882	$166,568	$66,413	$41,597	$166,297

	For the Three Months Ended March 31,
(Amounts in thousands)	2017			2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$-	$1,140	$185	$-	$-	$-
Investment expenses	196	10	476	687	52	530
Net investment (loss) income	(196)	1,130	(291)	(687)	(52)	(530)
Net realized losses	(15,201)	(5,253)	-	-	-	-
Net unrealized (losses) gains	(4,997)	(2,989)	134	1,425	625	1,106
(Loss) income from real estate fund investments	$(20,394)	$(7,112)	$(157)	$738	$573	$576

6.	Preferred Equity Investments

As of March 31, 2017, we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments.  The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of
Preferred Equity Investment	Ownership	Rate	Maturity	March 31, 2017	December 31, 2016
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,662	$35,613
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,632	19,438
Total preferred equity investments				$55,294	$55,051

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

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office retail property in Manhattan. The preferred equity has a dividend rate of 10.3%, of which 7.0% is paid currently and the remainder accretes to the balance of the investment. The preferred equity investment has two one-year extension options. On April 11, 2017, the partnership that owns 2 Herald Square failed to extend the maturity date or redeem the preferred equity investment, together with accrued and unpaid dividends and we are currently in active negotiation with the borrower to resolve the matter.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2017 and December 31, 2016.

	As of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Intangible assets:
Gross amount	$560,809	$579,066
Accumulated amortization	(171,221)	(166,841)
	$389,588	$412,225
Intangible liabilities:
Gross amount	$203,674	$208,367
Accumulated amortization	(58,536)	(55,349)
	$145,138	$153,018

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $3,008,000 for the three months ended March 31, 2017 and a decrease to rental income of $3,619,000 for the three months ended March 31, 2016. The three months ended March 31, 2016 included $9,834,000 of expense, from the write-off of an above-market lease asset in connection with the termination of a tenant’s lease and $3,915,000 of income from the acceleration of a below-market lease liability in connection with a tenant’s lease modification. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$14,220
2019	12,010
2020	9,625
2021	4,546
2022	1,181

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $17,774,000 and $30,692,000 for the three months ended March 31, 2017 and 2016, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$54,581
2019	48,184
2020	41,073
2021	28,268
2022	23,654

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in February 2024 and has a fixed rate of 4.03%.

The following is a summary of our outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2017	March 31, 2017		December 31, 2016
Notes and mortgages payable
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	2.73%	30,100	(2)	13,544	(2)
			3.52%	1,030,100		1,013,544
One Market Plaza (49.0% interest)
	Feb-2024	Fixed	4.03%	975,000		860,546
	n/a	n/a	n/a	-		12,414
			4.03%	975,000		872,960
1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	2.61%	350,000		350,000
			2.87%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
1899 Pennsylvania Avenue	Nov-2020	Fixed	4.88%	87,179	(3)	87,675
Liberty Place	June-2018	Fixed	4.50%	84,000	(3)	84,000
Total notes and mortgages payable			3.60%	3,526,279		3,408,179
Less: deferred financing costs				(48,481)		(43,281)
Total notes and mortgages payable, net				$3,477,798		$3,364,898

Revolving Credit Facility	Nov-2018	L + 125 bps	2.23%	$200,000	(3)	$230,000

(1)	Represents loan with variable interest rates that has been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000, at LIBOR plus 175 basis points, if certain performance hurdles relating to the property are satisfied.
(3)	Repaid on May 4, 2017. See Note 22, Subsequent Events.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash.  As of March 31, 2017, we did not have any obligations relating to our swaps that contained such provisions.

Interest Rate Swaps – Designated as Cash Flow Hedges

As of March 31, 2017, we have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into a forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $4,032,000 for the three months ended March 31, 2017 and losses of $29,867,000 for the three months ended March 31, 2016, from the changes in the fair value of these interest rate swaps. During the next twelve months, we estimate that $5,558,000 of the amounts recognized in accumulated other comprehensive income (loss) will be reclassified as an increase to interest expense. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2017	December 31, 2016
(Amounts in thousands)
1633 Broadway	$1,000,000	Dec-2015	Dec-2020 to Dec-2022	1.79%	$2,890	$-
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	62	139
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$2,952	$139

1633 Broadway	$1,000,000	Dec-2015	Dec-2020 to Dec-2022	1.79%	$-	$1,219
Total interest rate swap liabilities designated as cash flow hedges					$-	$1,219

Interest Rate Swaps – Non-designated Hedges

As of March 31, 2017, we did not have any interest rate swaps that were not designated as hedges.  At December 31, 2016, we had interest rate swap liabilities that had a fair value of $21,227,000, which were terminated on January 19, 2017 in connection with the refinancing of One Market Plaza (see Note 8, Debt for additional details). Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. We recognized unrealized gains of $1,802,000 and $6,860,000 for the three months ended March 31, 2017 and 2016, respectively, from the changes in the fair value of these interest rate swaps.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income, by component for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive loss (1)	$1,306	$(26,839)
Amounts reclassified from accumulated other comprehensive income into interest expense (1)	2,212	2,781
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive loss (1) (2)	(194)	86
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.
(2)

Balance held in accumulated other comprehensive income (loss) relates to foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

11.	Noncontrolling Interests

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in the Residential Development Fund (“Residential Fund”). As of March 31, 2017 and December 31, 2016, the noncontrolling interest in our consolidated real estate fund aggregated $67,205,000 and $64,793,000, respectively.

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings L.P. As of March 31, 2017 and December 31, 2016, noncontrolling interests in our consolidated joint ventures aggregated $228,039,000 and $253,788,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of March 31, 2017 and December 31, 2016, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $556,099,000 and $577,361,000, respectively and a redemption value of $545,165,000 and $551,834,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and own approximately 87.3% of, the Operating Partnership as of March 31, 2017. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2017 and December 31, 2016, the Operating Partnership held variable interests in the entities owning a real estate fund, preferred equity investments and a property that were determined to be VIEs. The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us.  The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Rental property, net	$1,331,814	$1,336,810
Cash and restricted cash	61,047	17,054
Preferred equity investments	55,294	55,051
Accounts and other receivables	584	5,966
Deferred rent receivable	37,339	32,103
Deferred charges, net	6,044	695
Intangible assets, net	48,922	52,139
Other assets	419	14,474
Total VIE assets	$1,541,463	$1,514,292

Notes and mortgages payable, net	$967,833	$872,960
Accounts payable and other accrued expenses	19,292	21,077
Intangible liabilities, net	45,650	48,654
Interest rate swap liabilities	-	21,227
Other liabilities	11,127	6,555
Total VIE liabilities	$1,043,902	$970,473

Unconsolidated VIEs

As of March 31, 2017, the Operating Partnership held variable interests in entities that own certain real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds.

	As of March 31, 2017
		Asset Management Fees	Maximum
(Amounts in thousands)	Investments	and other Receivables	Risk of Loss
Unconsolidated real estate funds	$23,913	$2,015	$25,928

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities.

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets) and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of March 31, 2017 and December 31, 2016, based on their levels in the fair value hierarchy.

	As of March 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$25,617	$25,617	$-	$-
Interest rate swap assets (included in "other assets")	2,952	-	2,952	-
Total assets	$28,569	$25,617	$2,952	$-

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,393	$22,393	$-	$-
Interest rate swap assets (included in "other assets")	139	-	139	-
Total assets	$22,532	$22,393	$139	$-

Interest rate swap liabilities	$22,446	$-	$22,446	$-
Total liabilities	$22,446	$-	$22,446	$-

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets not measured at fair value on our consolidated balance sheets consists of preferred equity investments.  Estimates of the fair value of these investments are determined by the standard practice of modeling the contractual cash flows required under the investment and discounting it back to its present value at the appropriate current risk adjusted interest rate. The preferred equity investments are classified as Level 3.  Financial liabilities not measured at fair value include notes and mortgages payable and the revolving credit facility. Estimates of the fair value of these instruments are determined by the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate, which is provided by a third-party specialist. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash payments we would be required to make under the instrument. These instruments would be classified as Level 2.

The following is a summary of the carrying amounts and fair value of these financial instruments as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments	$55,294	$55,573	$55,051	$55,300
Total assets	$55,294	$55,573	$55,051	$55,300

	As of March 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,526,279	$3,511,376	$3,408,179	$3,371,262
Revolving credit facility	200,000	200,018	230,000	230,018
Total liabilities	$3,726,279	$3,711,394	$3,638,179	$3,601,280

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Fee income
Property management	$1,610	$1,521
Asset management	2,266	1,714
Acquisition and disposition	5,320	-
Other	360	182
Total fee income	9,556	3,417
Lease termination income	66	10,955	(1)
Other income (2)	3,372	6,505
Total fee and other income	$12,994	$20,877

(1)	Includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(2)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Preferred equity investment income (1)	$1,413	$1,416
Interest and other income	85	80
Mark-to-market of investments in our deferred compensation plans (2)	1,702	204
Total interest and other income, net	$3,200	$1,700

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $344 and $345 for the three months ended March 31, 2017 and 2016, respectively. See Note 6, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in “general and administrative” expenses.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Interest expense	$34,288	$35,861
Debt breakage costs	2,715	-
Amortization of deferred financing costs	2,730	1,258
Total interest and debt expense	$39,733	$37,119

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. As of March 31, 2017, we have 10,348,396 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan.  Stock-based compensation expense was $3,429,000 and $3,627,000 for the three months ended March 31, 2017 and 2016, respectively. Stock-based compensation expense for the three months ended March 31, 2016 includes $1,855,000 of expense related to the acceleration of vesting of stock awards in connection with a separation agreement.

2017 Performance Program

On January 30, 2017, the Compensation Committee approved the 2017 Performance Program, a multiyear performance-based long-term equity (“LTE”) compensation program. The purpose of the 2017 Performance Program is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the 2017 Performance Program, participants may earn awards in the form of Long Term Incentive Plan (“LTIP”) units of our Operating Partnership based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2017 and continuing through December 31, 2019, on both an absolute basis and relative basis. 25.0% of the award is earned if we outperform a predetermined absolute TSR and the remaining 75.0% is earned if we outperform a predetermined relative TSR. Specifically, participants begin to earn awards under the 2017 Performance Program if our TSR for the performance measurement period equals or exceeds 18.0% on an absolute basis and is in the 30th percentile of the performance of the SNL Office REIT Index constituents on a relative basis, and awards will be fully earned if our TSR for the performance measurement period equals or exceeds 30.0% on an absolute basis and exceeds the 80th percentile of the performance of the SNL Office REIT Index constituents on a relative basis. Participants will not earn any awards under the 2017 Performance Program if our TSR during the performance measurement period does not meet either of these minimum thresholds. The number of LTIP units that are earned if performance is above the minimum thresholds, but below the maximum thresholds, will be determined based on linear interpolation between the percentages earned at the minimum and maximum thresholds. During the performance measurement period, participants will receive per unit distributions equal to one-tenth of the per share dividends otherwise payable to our common stockholders with respect to their LTIP units. If the LTIP units are ultimately earned based on the achievement of the designated performance objectives, participants will receive cash or additional LTIP units based on the additional amount the participants would have received if per unit distributions during the performance measurement periods for the earned LTIP units had equaled per share dividends paid to our common stockholders less the amount of distributions participants actually received during the performance measurement period.

If the designated performance objectives are achieved, awards earned under the 2017 Performance Program will also be subject to vesting based on continued employment with us through December 31, 2020, with 50.0% of each award vesting following the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2020. The Company’s named executive officers, as defined, are required to hold earned awards for an additional one-year following vesting. The fair value of the awards granted under the 2017 Performance Program on the date of the grant was $10,520,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

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

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$372	$(6,494)
Earnings allocated to unvested participating securities	(14)	(9)
Numerator for income (loss) per common share - basic and diluted	$358	$(6,503)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	230,924	212,404
Effect of dilutive employee stock options and restricted share awards (1)	34	-
Denominator for diluted income (loss) per common share - weighted average shares	230,958	212,404

Income (loss) per common share - basic and diluted	$0.00	$(0.03)

(1)	The effect of dilutive securities for the three months ended March 31, 2017 and 2016 excludes 35,998 and 52,592 weighted average share equivalents, respectively.

19.	Related Party

Due to Affiliates

As of March 31, 2017 and December 31, 2016, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%. We recognized $34,000 of interest expense in connection with these notes, for each of the three months ended March 31, 2017 and 2016.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $202,000 and $208,000 for the three months ended March 31, 2017 and 2016, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2017, amounts owed to us under these agreements aggregated $33,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. For the three months ended March 31, 2017 and 2016, we recognized $8,406,000 and $2,240,000, respectively, of fee income in connection with these agreements. As of March 31, 2017, amounts owed to us under these agreements aggregated $2,860,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the three months ended March 31, 2017 and 2016, we incurred $36,000 and $103,000 of expense, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust is for the benefit of Dr. Bussmann’s children. Prior to December 5, 2016, the Mannheim Trust leased 6,790 square feet. On December 5, 2016, the joint venture entered into a new lease agreement for 5,593 square feet, which became effective in January 2017. The new lease expires in April 2023. For the three months ended March 31, 2017 and 2016, we recognized $94,000 and $102,000, respectively, for our share of rental income from this lease.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2017, we believe we are in compliance with all of our covenants.

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

21.	Segments Disclosure

Our reportable segments are separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide NOI for each reportable segment for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$171,680	$105,324	$23,787	$41,939	$630
Property-related operating expenses	(65,971)	(44,759)	(8,924)	(10,605)	(1,683)
NOI from unconsolidated joint ventures	4,823	4,753	-	-	70
NOI (1)	$110,532	$65,318	$14,863	$31,334	$(983)

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$169,501	$119,303	$19,982	$29,619	$597
Property-related operating expenses	(62,945)	(44,137)	(8,275)	(7,173)	(3,360)
NOI from unconsolidated joint ventures	4,428	4,347	-	-	81
NOI (1)	$110,984	$79,513	$11,707	$22,446	$(2,682)

(1)

Net Operating Income (“NOI”) is used to measure the operating performance of our properties. NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI, and accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
NOI	$110,532	$110,984
Add (subtract) adjustments to arrive to net income (loss):
Fee income	9,556	3,417
Depreciation and amortization expense	(62,992)	(74,812)
General and administrative expenses	(13,581)	(13,961)
Transaction related costs	(275)	(935)
NOI from unconsolidated joint ventures	(4,823)	(4,428)
Income from unconsolidated joint ventures	1,937	1,496
Income (loss) from unconsolidated real estate funds	288	(326)
Interest and other income, net	3,200	1,700
Interest and debt expense	(39,733)	(37,119)
Unrealized gain on interest rate swaps	1,802	6,860
Net income (loss) before income taxes	5,911	(7,124)
Income tax expense	(4,282)	(363)
Net income (loss)	1,629	(7,487)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated real estate fund	88	674
Consolidated joint ventures	(1,291)	(1,252)
Operating Partnership	(54)	1,571
Net income (loss) attributable to common stockholders	$372	$(6,494)

The following table provides the selected balance sheet data for each of our reportable segments as of March 31, 2017.

(Amounts in thousands)	As of March 31, 2017
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,885,514	$5,589,690	$1,068,604	$1,926,290	$300,930
Total liabilities	4,040,156	2,449,369	214,273	1,050,151	326,363
Total equity	4,845,358	3,140,321	854,331	876,139	(25,433)

22.	Subsequent Events

On May 3, 2017, we completed the sale of Waterview for $460,000,000 and realized net proceeds of approximately $457,000,000. The sale resulted in a net gain of approximately $110,000,000, which will be recognized in the second quarter of 2017.

On May 4, 2017, we used the net proceeds from the Waterview sale to repay the $200,000,000 outstanding under our revolving credit facility, the $87,179,000 loan on 1899 Pennsylvania Avenue, and the $84,000,000 loan on Liberty Place.

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

•	risks associated with the market for our common stock;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2016, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. The reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

There are no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 87.3% of the Operating Partnership as of March 31, 2017.

Acquisitions

On January 24, 2017, a joint venture, in which we have a 5.2% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion. In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property.

Dispositions

On May 3, 2017, we completed the sale of Waterview for $460,000,000 and realized net proceeds of approximately $457,000,000. The sale resulted in a net gain of approximately $110,000,000, which will be recognized in the second quarter of 2017.

Financings

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California. The new seven-year interest-only loan matures in February 2024 and has a fixed rate of 4.03%. We retained $23,470,000 for our 49.0% share of net proceeds, after the repayment of the existing loan, closing costs and required reserves.

On May 4, 2017, we used the net proceeds from the Waterview sale to repay the $200,000,000 outstanding under our revolving credit facility, the $87,179,000 loan on 1899 Pennsylvania Avenue, and the $84,000,000 loan on Liberty Place.

Leasing Results - Three Months Ended March 31, 2017

In the three months ended March 31, 2017, we leased 285,506 square feet at a weighted average initial rent of $70.42 per square foot. This leasing activity was offset by lease expirations during the three months that decreased portfolio wide leased occupancy by 190 basis points to 90.8% at March 31, 2017 from 92.7% at December 31, 2016. The decrease in leased occupancy was driven by lease expirations in our New York and San Francisco portfolios. Of the 285,506 square feet leased in the three months, 219,247 square feet represents second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 18.3% on a GAAP basis and 18.5% on a cash basis. The weighted average lease term for leases signed during the three months was 8.9 years and weighted average tenant improvements and leasing commissions on these leases were $7.58 per square foot per annum, or 10.8% of initial rent.

New York:

In the three months ended March 31, 2017, we leased 93,304 square feet in our New York portfolio, at a weighted average initial rent of $68.61 per square foot. This leasing activity was offset by lease expirations during the three months that decreased leased occupancy by 220 basis points to 88.5% at March 31, 2017 from 90.7% at December 31, 2016. Of the 93,304 square feet leased in the three months, 39,982 square feet represents second generation space for which we achieved rental rate increases of 12.2% on a GAAP basis and 6.2% on a cash basis. The weighted average lease term for leases signed during the three months was 10.2 years and weighted average tenant improvements and leasing commissions on these leases were $8.81 per square foot per annum, or 12.8% of initial rent.

Washington, D.C.:

In the three months ended March 31, 2017, we leased 4,996 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $59.87 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased leased occupancy by 30 basis points to 95.8% at March 31, 2017 from 95.5% at December 31, 2016.  All of the space leased in the three months was previously vacant. The weighted average lease term for leases signed during the three months was 8.9 years and weighted average tenant improvements and leasing commissions on these leases were $5.19 per square foot per annum, or 8.7% of initial rent.

San Francisco:

In the three months ended March 31, 2017, we leased 187,206 square feet in our San Francisco portfolio at a weighted average initial rent of $71.74 per square foot. This leasing activity was offset by lease expirations during the three months that decreased leased occupancy by 310 points to 95.9% as of March 31, 2017, from 99.0% at December 31, 2016. Of the 187,206 square feet leased during the year, 179,265 square feet represents second generation space for which we achieved rental rate increases of 19.7% on GAAP basis and 21.5% on a cash basis. The weighted average lease term for leases signed during the year was 8.1 years and weighted average tenant improvements and leasing commissions on these leases were $6.80 per square foot per annum, or 9.5% of initial rent.

The following is a tabular disclosure of leasing statistics for leases signed during the three months ended March 31, 2017. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended March 31, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	285,506	93,304	4,996	187,206
Pro rata share of total square feet leased:	279,746	91,728	4,996	183,022
Initial rent (1)	$70.42	$68.61	$59.87	$71.74
Weighted average lease term (in years)	8.9	10.2	8.9	8.1

Tenant improvements and leasing commissions:
Per square foot	$67.27	$90.06	$46.12	$55.38
Per square foot per annum	$7.58	$8.81	$5.19	$6.80
Percentage of initial rent	10.8%	12.8%	8.7%	9.5%

Rent concessions:
Average free rent period (in months)	3.8	6.4	4.7	2.3
Average free rent period per annum (in months)	0.4	0.6	0.5	0.3

Second generation space: (2)
Square feet	219,247	39,982	-	179,265
GAAP basis:
Straight-line rent	$66.19	$61.76	$-	$67.25
Prior straight-line rent	$55.97	$55.04	$-	$56.20
Percentage increase	18.3%	12.2%	-	19.7%
Cash basis:
Initial rent (1)	$70.28	$64.22	$-	$71.74
Prior escalated rent (3)	$59.32	$60.48	$-	$59.04
Percentage increase	18.5%	6.2%	-	21.5%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended March 31, 2017 and 2016

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $372,000, or $0.00 per diluted share, for the three months ended March 31, 2017, compared to a net loss of $6,494,000, or $0.03 per diluted share, for the three months ended March 31, 2016. Funds from Operations (“FFO”) attributable to common stockholders was $51,589,000, or $0.22 per diluted share, for the three months ended March 31, 2017, compared to $49,248,000, or $0.23 per diluted share, for the three months ended March 31, 2016. FFO attributable to common stockholders for the three months ended March 31, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 45.  The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders by $121,000, or $0.00 per diluted share, for the three months ended March 31, 2017 and increased FFO attributable to common stockholders by $256,000, or $0.00 per diluted share, for the three months ended March 31, 2016.  Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 45, was $51,710,000, or $0.22 per diluted share, for the three months ended March 31, 2017, compared to $48,992,000, or $0.23 per diluted share, for the three months ended March 31, 2016.

See page 45 “Non-GAAP Financial Measures – FFO and Core FFO” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2017 versus March 31, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	(5.9%)	(14.1%)	27.0%	6.0%
Same Store Cash NOI	(5.1%)	(12.7%)	25.8%	(0.3%)

See page 41 “Non-GAAP Financial Measures – NOI” and page 43 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Results of Operations

The following pages summarize our consolidated results of operations for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$155,390	$141,252	$14,138
Tenant reimbursement income	12,852	10,789	2,063
Fee and other income	12,994	20,877	(7,883)
Total revenues	181,236	172,918	8,318
EXPENSES:
Operating	65,971	62,945	3,026
Depreciation and amortization	62,992	74,812	(11,820)
General and administrative	13,581	13,961	(380)
Transaction related costs	275	935	(660)
Total expenses	142,819	152,653	(9,834)
Operating income	38,417	20,265	18,152
Income (loss) from unconsolidated real estate funds	288	(326)	614
Income from unconsolidated joint ventures	1,937	1,496	441
Interest and other income, net	3,200	1,700	1,500
Interest and debt expense	(39,733)	(37,119)	(2,614)
Unrealized gain on interest rate swaps	1,802	6,860	(5,058)
Net income (loss) before income taxes	5,911	(7,124)	13,035
Income tax expense	(4,282)	(363)	(3,919)
Net income (loss)	1,629	(7,487)	9,116
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated real estate fund	88	674	(586)
Consolidated joint ventures	(1,291)	(1,252)	(39)
Operating Partnership	(54)	1,571	(1,625)
Net income (loss) attributable to common stockholders	$372	$(6,494)	$6,866

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $181,236,000 for the three months ended March 31, 2017, compared to $172,918,000 for the three months ended March 31, 2016, an increase of $8,318,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$9,678	$-		$-	$9,678	$-
Same store operations	(1,852)	(7,152)	(2)	2,413	2,854	33
Other, net	6,312	6,312	(3)	-	-	-
Increase (decrease) in rental income	$14,138	$(840)		$2,413	$12,532	$33

Tenant reimbursement income
Acquisitions (1)	$982	$-		$-	$982	$-
Same store operations	1,081	237		655	189	-
Increase in tenant
reimbursement income	$2,063	$237		$655	$1,171	$-

Fee and other income
Property management	$89	$-		$-	$-	$89
Asset management	552	-		-	-	552
Acquisition and disposition	5,320	-		-	-	5,320
Other	178	-		-	-	178
Increase in fee income	6,139	-		-	-	6,139
Acquisitions (1)	160	-		-	160	-
Lease termination income	(10,889)	(10,824)	(4)	-	(65)	-
Other income	(3,293)	(2,552)		737	(1,478)	-
(Decrease) increase in other income	(14,022)	(13,376)		737	(1,383)	-
(Decrease) increase in fee and other income	$(7,883)	$(13,376)		$737	$(1,383)	$6,139

Total increase (decrease) in revenues	$8,318	$(13,979)		$3,805	$12,320	$6,172

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Primarily due to a decrease in occupancy.
(3)

Primarily due to a $9,834 of non-cash write-off, in the three months ended March 31, 2016, related to the termination of a tenant’s above-market lease at 1633 Broadway, partially offset by $3,915 of income, in the three months ended March 31, 2016, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(4)	Decrease primarily due to $10,861 of income for the three months ended March 31, 2016, in connection with a tenant's lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $142,819,000 for the three months ended March 31, 2017, compared to $152,653,000 for the three months ended March 31, 2016, a decrease of $9,834,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$3,327	$-		$-	$3,327	$-
Same store operations	172	1,095		649	105	(1,677)
Bad debt expense	(473)	(473)		-	-	-
Increase (decrease) in operating	$3,026	$622		$649	$3,432	$(1,677)

Depreciation and amortization
Acquisitions (1)	$6,476	$-		$-	$6,476	$-
Operations	(18,296)	(14,130)	(2)	(2,461)	(1,947)	242
(Decrease) increase in depreciation
and amortization	$(11,820)	$(14,130)		$(2,461)	$4,529	$242

General and administrative
Operations	$(661)	$-		$-	$-	$(661)
Stock-based compensation	1,657	-		-	-	1,657
Mark-to-market of investments
in our deferred compensation plan	1,498	-		-	-	1,498	(3)
Severance costs	(2,874)	-		-	-	(2,874)	(4)
Decrease in general
and administrative	$(380)	$-		$-	$-	$(380)

Decrease in transaction related costs	$(660)	$-		$-	$-	$(660)

Total (decrease) increase in expenses	$(9,834)	$(13,508)		$(1,812)	$7,961	$(2,475)

(1)	Represents One Front Street, which was acquired in December 2016.
(2)

Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases and acceleration of amortization of tenant improvements and in-place lease assets in the three months ended March 31, 2016, in connection with a tenants’ lease modifications.

(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(4)	Represents severance costs in the three months ended March 31, 2016 in connection with a separation agreement.
(5)

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,937,000 for the three months ended March 31, 2017, compared to $1,496,000 for the three months ended March 31, 2016, an increase of $441,000. This increase resulted primarily due to $584,000 of higher unrealized gain on interest rate swaps on 712 Fifth Avenue in the three months ended March 31, 2017.

Income (loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $288,000 for the three months ended March 31, 2017, compared to a loss of $326,000 for the three months ended March 31, 2016, an increase of $614,000. This increase resulted from:

(Amounts in thousands)
Increase in investment income	$592
Increase in net realized gain	179
Decrease in unrealized loss	(133)
Decrease in carried interest	(24)
Total increase in our share of net income	$614

Interest and Other Income, net

Interest and other income was $3,200,000 for the three months ended March 31, 2017, compared to $1,700,000 for the three months ended March 31, 2016, an increase of $1,500,000. This increase resulted from an increase in the value of investments in our deferred compensation plan, which is offset by an increase in “general administrative” expenses.

Interest and Debt Expense

Interest and debt expense was $39,733,000 for the three months ended March 31, 2017, compared to $37,119,000 for the three months ended March 31, 2016, an increase of $2,614,000. This increase resulted from:

(Amounts in thousands)
$850 million financing of 1301 Avenue of the Americas in October 2016	$6,278
$484 million of debt repayment and defeasance (900 Third Avenue and Waterview in October 2016)	(5,999)
$975 million refinancing of One Market Plaza in January 2017	(3,202)
Debt breakage costs in connection with the refinancing of One Market Plaza	2,715
Amortization of deferred financing costs	1,472
Other, net (primarily related to revolving credit facility)	1,350
Total increase	$2,614

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps represent the change in the fair value of the interest rate swap derivative instruments that are not designated as hedges. Unrealized gain on interest rate swaps was $1,802,000 for the three months ended March 31, 2017, compared to an unrealized gain of $6,860,000 for the three months ended March 31, 2016, a decrease of $5,058,000. This decrease was primarily due to (i) $3,557,000 of lower unrealized gains in 2017 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017, (ii) $860,000 of unrealized gains in 2016 relating to swaps aggregating $237,600,000 on 31 West 52nd Street that were settled upon the refinancing in May 2016 and (iii) $641,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016.

Income Tax Expense

Income tax expense was $4,282,000 for the three months ended March 31, 2017, compared to $363,000 for the three months ended March 31, 2016, an increase of $3,919,000. This increase was primarily due to higher fee income on our taxable REIT subsidiaries.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $88,000 for the three months ended March 31, 2017, compared to $674,000 for the three months ended March 31, 2016, a decrease in loss attributable to the noncontrolling interests of $586,000.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $1,291,000 for the three months ended March 31, 2017, compared to $1,252,000 for the three months ended March 31, 2016, an increase of $39,000. This increase resulted from higher income subject to allocation to noncontrolling interests in One Market Plaza.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $54,000 for the three months ended March 31, 2017, compared to net loss attributable to noncontrolling interest in Operating Partnership of $1,571,000 for the three months ended March 31, 2016, an increase in income attributable to noncontrolling interests of $1,625,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership in the months ended March 31, 2017.

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

Liquidity

As of March 31, 2017, we had $800,932,000 of liquidity comprised of $125,734,000 of cash and cash equivalents, $75,198,000 of restricted cash and $600,000,000 of borrowing capacity under our revolving credit facility. As of March 31, 2017 our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.726 billion.  None of our debt matures in 2017 and $284,000,000 of our debt matures in 2018.

On May 3, 2017, we completed the sale of Waterview for $460,000,000 and realized net proceeds of approximately $457,000,000. On May 4, 2017, we used the net proceeds from the Waterview sale to repay the $200,000,000 outstanding under our revolving credit facility, the $87,179,000 loan on 1899 Pennsylvania Avenue, and the $84,000,000 loan on Liberty Place.

We may refinance the remainder of our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On March 15, 2017, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the first quarter ending March 31, 2017, which was paid on April 14, 2017 to stockholders of record as of the close of business on March 31, 2017. This dividend policy, if continued, would require us to pay out approximately $25,207,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2017, our unconsolidated joint ventures had $842,829,000 of outstanding indebtedness, of which our share was $155,176,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2017, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $125,734,000 and $162,965,000 as of March 31, 2017 and December 31, 2016, respectively, a decrease of $37,231,000. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$17,716	$82,039
Investing activities	(63,538)	(33,793)
Financing activities	8,591	(5,422)

Operating Activities

Three months ended March 31, 2017 – We generated $17,716,000 of cash from operating activities for the three months ended March 31, 2017, primarily from (i) $44,642,000 of net income (after $43,013,000 of noncash adjustments), partially offset by (ii) $27,012,000 of net changes in operating assets and liabilities. Noncash adjustments of $43,013,000 were primarily comprised of depreciation and amortization and straight-lining of rental income. The changes in operating assets and liabilities were primarily due to an increase in prepaid real estate taxes.

Three months ended March 31, 2016 – We generated $82,039,000 of cash from operating activities for the three months ended March 31, 2016, primarily due to (i) $49,065,000 of net income (after $56,552,000 of noncash adjustments), (ii) $31,311,000 from the net changes in operating assets and liabilities and (iii) $1,663,000 of distributions from unconsolidated joint ventures and real estate funds.  Noncash adjustments of $56,552,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to an increase in income taxes payable, partially offset by an increase in real estate taxes.

Investing Activities

Three months ended March 31, 2017 – We used $63,538,000 of cash for investing activities for the three months ended March 31, 2017, primarily due to (i) $27,857,000 for the investment in an unconsolidated joint venture, (ii) $24,439,000 increase in restricted cash, (iii) $15,087,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, partially offset by (iv) $3,845,000 of distributions from unconsolidated real estate funds and joint ventures.

Three months ended March 31, 2016 – We used $33,793,000 of cash for investing activities for the three months ended March 31, 2016, primarily due to $33,193,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements.

Financing Activities

Three months ended March 31, 2017 – We generated $8,591,000 of cash from financing activities for the three months ended March 31, 2017, primarily from (i) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (ii) $35,000,000 of borrowings under the revolving credit facility and (iii) $7,472,000 of contributions from noncontrolling interests, partially offset by (iv) $873,642,000 of repayments of notes and mortgages payable, primarily for the repayment of One Market Plaza loan, (v) $65,000,000 of repayments of the amounts borrowed under the revolving credit facility, (vi) $32,012,000 for distributions to noncontrolling interests, (vii) $25,151,000 of dividends and distributions paid to common stockholders and unitholders, (viii) $19,425,000 for the settlement of swap liabilities, (ix) $7,338,000 for the payment of debt issuance costs and (x) $2,715,000 of debt breakage costs in connection with the repayment of One Market Plaza loan.

Three months ended March 31, 2016 – We used $5,422,000 of cash for financing activities for the three months ended March 31, 2016, primarily due to (i) $25,068,000 of dividends and distributions paid to common stockholders and unitholders and (ii) $20,000,000 of repayments of the amounts borrowed under the revolving credit facility, partially offset by (iii) $40,000,000 of borrowings under the revolving credit facility.

Non-GAAP Financial Measures

We use and present NOI, Cash NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure.

NOI

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

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$1,629	$1,490	$7,580	$1,631	$(9,072)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	62,992	39,031	5,281	18,049	631
General and administrative	13,581	-	-	-	13,581
Interest and debt expense	39,733	22,001	2,011	13,478	2,243
Transaction related costs	275	-	-	-	275
Income tax expense	4,282	-	-	5	4,277
NOI from unconsolidated joint ventures	4,823	4,753	-	-	70
Income from unconsolidated real estate funds	(288)	-	-	-	(288)
Income from unconsolidated joint ventures	(1,937)	(1,925)	-	-	(12)
Fee income	(9,556)	-	-	-	(9,556)
Interest and other income, net	(3,200)	(32)	(9)	(27)	(3,132)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	110,532	65,318	14,863	31,334	(983)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate fund	(141)	-	-	-	(141)
Consolidated joint ventures	(12,029)	-	-	(12,029)	-
Paramount's share of NOI	$98,362	$65,318	$14,863	$19,305	$(1,124)

NOI	$110,532	$65,318	$14,863	$31,334	$(983)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(20,511)	(13,968)	(1,063)	(5,541)	61
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,881)	2,140	(547)	(4,474)	-
Cash NOI	87,140	53,490	13,253	21,319	(922)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate fund	(141)	-	-	-	(141)
Consolidated joint ventures	(7,882)	-	-	(7,882)	-
Paramount's share of Cash NOI	$79,117	$53,490	$13,253	$13,437	$(1,063)

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to
NOI and Cash NOI:
Net (loss) income	$(7,487)	$8,089	$(433)	$470	$(15,613)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	74,812	53,161	7,742	13,520	389
General and administrative	13,961	-	-	-	13,961
Interest and debt expense	37,119	16,942	5,133	13,793	1,251
Transaction related costs	935	-	-	-	935
Income tax expense (benefit)	363	-	(716)	28	1,051
NOI from unconsolidated joint ventures	4,428	4,347	-	-	81
Loss from unconsolidated real estate funds	326	-	-	-	326
Income from unconsolidated joint ventures	(1,496)	(1,476)	-	-	(20)
Fee income	(3,417)	-	-	-	(3,417)
Interest and other income, net	(1,700)	(49)	(19)	(6)	(1,626)
Unrealized gain on interest rate swaps	(6,860)	(1,501)	-	(5,359)	-
NOI	110,984	79,513	11,707	22,446	(2,682)
Less NOI attributable to noncontrolling interests in:
Consolidated real estate fund	450	-	-	-	450
Consolidated joint ventures	(11,269)	-	-	(11,269)	-
Paramount's share of NOI	$100,165	$79,513	$11,707	$11,177	$(2,232)

NOI	$110,984	$79,513	$11,707	$22,446	$(2,682)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(19,970)	(16,688)	(622)	(2,719)	59
Amortization of above and below-market leases, net	3,619	8,169	(553)	(3,997)	-
Cash NOI	94,633	70,994	10,532	15,730	(2,623)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated real estate fund	450	-	-	-	450
Consolidated joint ventures	(7,844)	-	-	(7,844)	-
Paramount's share of Cash NOI	$87,239	$70,994	$10,532	$7,886	$(2,173)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2017 and 2016. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended March 31, 2017	$98,362	$65,318		$14,863	$19,305	$(1,124)
Acquisitions (1)	(8,039)	(546)		-	(7,493)	-
Lease termination income (including our
share of unconsolidated joint ventures)	(66)	(66)		-	-	-
Other, net	-	-		-	-	-
Paramount's share of Same Store NOI for
the three months ended March 31, 2017	$90,257	$64,706		$14,863	$11,812	$(1,124)

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended March 31, 2016	$100,165	$79,513		$11,707	$11,177	$(2,232)
Acquisitions	-	-		-	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(11,000)	(10,968)	(2)	-	(32)	-
Other, net	6,785	6,785	(3)	-	-	-
Paramount's share of Same Store NOI for
the three months ended March 31, 2016	$95,950	$75,330		$11,707	$11,145	$(2,232)

(Decrease) increase in Same Store NOI	$(5,693)	$(10,624)		$3,156	$667	$1,108

% (Decrease) increase	(5.9%)	(14.1%)		27.0%	6.0%

(1)	Represents our share of NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Includes $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway.
(3)	Primarily represents the non-cash write-off primarily related to the above-market lease asset from the termination of a tenant’s lease at 1633 Broadway.

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended March 31, 2017	$79,117	$53,490		$13,253	$13,437	$(1,063)
Acquisitions (1)	(6,224)	(614)		-	(5,610)	-
Lease termination income (including our
share of unconsolidated joint ventures)	(66)	(66)		-	-	-
Other, net	-	-		-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended March 31, 2017	$72,827	$52,810		$13,253	$7,827	$(1,063)

	For the Three Months Ended March 31, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended March 31, 2016	$87,239	$70,994		$10,532	$7,886	$(2,173)
Acquisitions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(11,000)	(10,968)	(2)	-	(32)	-
Other, net	473	473		-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended March 31, 2016	$76,712	$60,499		$10,532	$7,854	$(2,173)

(Decrease) increase in Same Store Cash NOI	$(3,885)	$(7,689)		$2,721	$(27)	$1,110

% (Decrease) increase	(5.1%)	(12.7%)		25.8%	(0.3%)

(1)	Represents our share of NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Includes $10,861 of cash income from the termination of a tenant’s lease at 1633 Broadway.

FFO and Core FFO

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of transaction related costs, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2017	2016
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$1,629	$(7,487)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	64,840	76,351
FFO	66,469	68,864
Less FFO attributable to noncontrolling interests in:
Consolidated real estate fund	(140)	448
Consolidated joint ventures	(7,195)	(8,147)
Operating Partnership	(7,545)	(11,917)
FFO attributable to common stockholders	$51,589	$49,248
Per diluted share	$0.22	$0.23

FFO	$66,469	$68,864
Non-core items:
Debt breakage costs	2,715	-
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	(2,386)	(6,860)
Transaction related costs	275	935
Severance costs	-	2,874
Core FFO	67,073	65,813
Less Core FFO attributable to noncontrolling interests in:
Consolidated real estate fund	(140)	448
Consolidated joint ventures	(7,661)	(5,414)
Operating Partnership	(7,562)	(11,855)
Core FFO attributable to common stockholders	$51,710	$48,992
Per diluted share	$0.22	$0.23

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	230,924,271	212,403,593
Effect of dilutive securities	34,170	4,366
Denominator for FFO and Core FFO per diluted share	230,958,441	212,407,959

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2017.

Property	Rate	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$1,001,831
1301 Avenue of the Americas	3.05%	-	-	-	-	500,000	-	500,000	486,384
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	481,298
1899 Pennsylvania Avenue(2)	4.88%	-	-	-	87,179	-	-	87,179	89,331
Liberty Place(2)	4.50%	-	84,000	-	-	-	-	84,000	84,814
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	986,105
Total Fixed Rate Debt	3.72%	$-	$84,000	$-	$87,179	$500,000	$2,475,000	$3,146,179	$3,129,763

Variable Rate Debt:
1633 Broadway	2.73%	$-	$-	$-	$-	$-	$30,100	$30,100	$30,055
1301 Avenue of the Americas	2.61%	-	-	-	-	350,000	-	350,000	351,558
Revolving Credit Facility(2)	2.23%	-	200,000	-	-	-	-	200,000	200,018
Total Variable Rate Debt	2.49%	$-	$200,000	$-	$-	$350,000	$30,100	$580,100	$581,631

Total Consolidated Debt	3.53%	$-	$284,000	$-	$87,179	$850,000	$2,505,100	$3,726,279	$3,711,394

(1)	This debt has been swapped from floating rate debt to fixed rate debt. See table below.
(2)	We repaid these loans on May 4, 2017.

In addition to the above, our unconsolidated joint ventures had $842,829,000 of outstanding indebtedness as of March 31, 2017, of which our share was $155,176,000.

The following table summarized our fixed rate debt that has been swapped from floating rate to fixed as of March 31, 2017.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2017
(Amounts in thousands)
1633 Broadway (1)	$1,000,000	Dec-2015	Dec-2020 - Dec-2022	1.79%	$2,890
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	62
Total interest rate swap assets					$2,952

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our pro rata share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	March 31, 2017			December 31, 2016
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$580,100	2.49%	$5,801	$599,627	2.29%
Fixed rate (1)	2,648,929	3.66%	-	2,593,343	3.99%
	$3,229,029	3.45%	$5,801	$3,192,970	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$85,650	2.96%	$857	$55,750	2.72%
Fixed rate (1)	69,526	5.74%	-	69,692	5.74%
	$155,176	4.21%	$857	$125,442	4.40%

Noncontrolling interests' in the Operating Partnership share of above			$(849)
Total change in annual net income			$5,809
Per diluted share			$0.03

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

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

As of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2017, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

For the three months ended March 31, 2017, we issued an aggregate of 1,304,038 shares of common stock in exchange for 1,304,038 common units of our Operating Partnership held by certain limited partners. 115,000 of these shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

Period	Total number of shares repurchased		Average price paid per common share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased
January 1, 2017 - January 31, 2017	-		$-	n/a	n/a
February 1, 2017 - February 28, 2017	-		-	n/a	n/a
March 1, 2017 - March 31, 2017	9,249	(1)	$16.66	n/a	n/a

______________________________

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: May 4, 2017	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Second Amendment to Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of February 22, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.
**	Furnished herewith.