Form 10-Q
period 2017-06-30
Paramount Group, Inc.
filed 2017-08-03
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2017

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

As of July 14, 2017, there were 238,768,520 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	June 30, 2017	December 31, 2016
Real estate, at cost
Land	$2,068,409	$2,091,535
Buildings and improvements	5,726,499	5,757,558
	7,794,908	7,849,093
Accumulated depreciation and amortization	(397,972)	(318,161)
Real estate, net	7,396,936	7,530,932
Cash and cash equivalents	254,763	162,965
Restricted cash	42,384	29,374
Investments in unconsolidated joint ventures	45,644	6,411
Investments in unconsolidated real estate funds	22,001	28,173
Preferred equity investments	55,300	55,051
Marketable securities	21,564	22,393
Accounts and other receivables, net of allowance of $232 and $202	12,032	15,251
Deferred rent receivable	196,799	163,695
Deferred charges, net of accumulated amortization of $14,220 and $9,832	80,352	71,184
Intangible assets, net of accumulated amortization of $173,087 and $166,841	363,523	412,225
Assets held for sale	-	346,685
Other assets	26,205	22,829
Total assets (1)	$8,517,503	$8,867,168

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $46,255 and $43,281	$3,308,845	$3,364,898
Revolving credit facility	-	230,000
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	83,334	103,896
Dividends and distributions payable	25,211	25,151
Deferred income taxes	1,283	1,467
Interest rate swap liabilities	1,819	22,446
Intangible liabilities, net of accumulated amortization of $63,845 and $55,349	133,748	153,018
Other liabilities	50,053	53,046
Total liabilities (1)	3,631,592	3,981,221
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 238,283,591 and 230,015,356 shares in 2017 and 2016, respectively	2,382	2,300
Additional paid-in-capital	4,254,386	4,116,987
Earnings less than distributions	(71,037)	(129,654)
Accumulated other comprehensive income	143	372
Paramount Group, Inc. equity	4,185,874	3,990,005
Noncontrolling interests in:
Consolidated joint ventures	229,133	253,788
Consolidated real estate fund	14,833	64,793
Operating Partnership (26,771,872 and 34,511,214 units outstanding)	456,071	577,361
Total equity	4,885,911	4,885,947
Total liabilities and equity	$8,517,503	$8,867,168

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 89.9% as of June 30, 2017. The assets and liabilities of the Operating Partnership, as of June 30, 2017, include $1,466,918 and $1,026,938 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2017	2016	2017	2016
REVENUES:
Rental income	$158,187	$155,181	$313,577	$296,433
Tenant reimbursement income	11,856	10,334	24,708	21,123
Fee and other income	7,661	6,788	20,655	27,665
Total revenues	177,704	172,303	358,940	345,221
EXPENSES:
Operating	63,461	59,994	129,432	122,939
Depreciation and amortization	68,636	67,287	131,628	142,099
General and administrative	16,573	12,139	30,154	26,100
Transaction related costs	502	508	777	1,443
Total expenses	149,172	139,928	291,991	292,581
Operating income	28,532	32,375	66,949	52,640
Income from unconsolidated joint ventures	16,535	2,003	18,472	3,499
Loss from unconsolidated real estate funds	(2,411)	(960)	(2,123)	(1,286)
Interest and other income, net	2,486	1,030	5,686	2,730
Interest and debt expense	(34,817)	(38,009)	(71,835)	(75,128)
Debt breakage costs	(5,162)	-	(7,877)	-
Gain on sale of real estate	133,989	-	133,989	-
Unrealized gain on interest rate swaps	-	10,073	1,802	16,933
Net income (loss) before income taxes	139,152	6,512	145,063	(612)
Income tax (expense) benefit	(970)	1,398	(5,252)	1,035
Net income	138,182	7,910	139,811	423
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,897)	(4,107)	(3,188)	(5,359)
Consolidated real estate fund	(20,169)	78	(20,081)	752
Operating Partnership	(13,100)	(693)	(13,154)	878
Net income (loss) attributable to common stockholders	$103,016	$3,188	$103,388	$(3,306)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.44	$0.01	$0.44	$(0.02)
Weighted average shares outstanding	234,990,468	217,121,592	232,968,602	214,762,593

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.44	$0.01	$0.44	$(0.02)
Weighted average shares outstanding	235,010,830	217,137,557	232,995,822	214,762,593

DIVIDENDS PER COMMON SHARE	$0.095	$0.095	$0.190	$0.190

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$138,182	$7,910	$139,811	$423
Other comprehensive income (loss):
Change in value of interest rate swaps	(4,041)	(11,747)	(9)	(41,614)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	35	(44)	(187)	63
Comprehensive income (loss)	134,176	(3,881)	139,615	(41,128)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,897)	(4,107)	(3,188)	(5,359)
Consolidated real estate fund	(20,169)	78	(20,081)	752
Operating Partnership	(12,647)	1,415	(13,187)	8,774
Comprehensive income (loss) attributable to common stockholders	$99,463	$(6,495)	$103,159	$(36,961)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Funds	Operating Partnership	Total Equity

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$236,849	$414,637	$898,047	$5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	-	(351,035)	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	236,849	63,602	898,047	4,959,515
Net income (loss)	-	-	-	(3,306)	-	5,359	(752)	(878)	423
Common shares issued upon redemption of common units	7,277	73	124,006	-	-	-	-	(124,079)	-
Common shares issued under Omnibus share plan	101	-	-	-	-	-	-	-	-
Dividends and distributions ($0.190 per share and unit)	-	-	-	(41,090)	-	-	-	(9,208)	(50,298)
Distributions to noncontrolling interests	-	-	-	-	-	(1,740)	-	-	(1,740)
Change in value of interest rate swaps	-	-	-	-	(33,705)	-	-	(7,909)	(41,614)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	50	-	-	13	63
Amortization of equity awards	-	-	1,175	-	-	-	-	5,544	6,719
Other	-	-	(167)	20	-	15	7	-	(125)
Balance as of June 30, 2016	219,490	$2,195	$3,927,872	$(80,496)	$(41,498)	$240,483	$62,857	$761,530	$4,872,943

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income	-	-	-	103,388	-	3,188	20,081	13,154	139,811
Common shares issued upon redemption of common units	8,207	82	135,877	-	-	-	-	(135,959)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	62	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.190 per share and unit)	-	-	-	(44,617)	-	-	-	(5,801)	(50,418)
Contributions from noncontrolling interests	-	-	-	-	-	4,973	4,305	-	9,278
Distributions to noncontrolling interests	-	-	-	-	-	(32,816)	(74,346)	-	(107,162)
Change in value of interest rate swaps	-	-	-	-	(67)	-	-	58	(9)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(162)	-	-	(25)	(187)
Amortization of equity awards	-	-	1,522	-	-		-	7,283	8,805
Balance as of June 30, 2017	238,284	$2,382	$4,254,386	$(71,037)	$143	$229,133	$14,833	$456,071	$4,885,911

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,811	$423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,628	142,099
Amortization of deferred financing costs	5,548	2,663
Gain on sale of real estate	(133,989)	-
Straight-lining of rental income	(32,121)	(44,542)
Amortization of above and below-market leases, net	(10,989)	(3,481)
Debt breakage costs	7,877	-
Unrealized gain on interest rate swaps	(1,802)	(16,933)
Realized and unrealized (gains) losses on marketable securities	(2,486)	312
Income from unconsolidated joint ventures	(18,472)	(3,499)
Distributions of earnings from unconsolidated joint ventures	2,758	4,864
Loss from unconsolidated real estate funds	2,123	1,286
Distributions of earnings from unconsolidated real estate funds	146	200
Amortization of stock-based compensation expense	7,867	6,183
Other non-cash adjustments	(26)	957
Changes in operating assets and liabilities:
Accounts and other receivables	3,102	(165)
Deferred charges	(14,297)	(7,165)
Other assets	7,294	(4,942)
Accounts payable and accrued expenses	(15,257)	54,937
Deferred income taxes	(143)	(2,287)
Other liabilities	3,420	1,066
Net cash provided by operating activities	81,992	131,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	540,333	-
Additions to real estate	(33,079)	(73,840)
Investments in unconsolidated joint ventures	(28,791)	-
Distributions of capital from unconsolidated joint ventures	20,000	-
Deposit on real estate	(12,914)	-
Changes in restricted cash	(12,697)	12,512
Distributions of capital from unconsolidated real estate funds	3,845	-
Contributions of capital to unconsolidated real estate funds	(584)	-
Net cash provided by (used in) investing activities	476,113	(61,328)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and mortgages payable	$(1,044,821)	$(414,202)
Proceeds from notes and mortgages payable	991,556	506,627
Repayment of borrowings under revolving credit facility	(290,000)	(60,000)
Borrowings under revolving credit facility	60,000	60,000
Distributions to noncontrolling interests	(107,162)	(1,740)
Dividends paid to common stockholders	(43,832)	(40,390)
Settlement of interest rate swap liabilities	(19,425)	(16,040)
Contributions from noncontrolling interests	9,278	-
Debt breakage costs	(7,877)	-
Debt issuance costs	(7,344)	(6,487)
Distributions paid to common unitholders	(6,526)	(9,824)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(154)	-
Net cash (used in) provided by financing activities	(466,307)	17,944

Net increase in cash and cash equivalents	91,798	88,592
Cash and cash equivalents at beginning of period	162,965	143,884
Decrease in cash due to deconsolidation of real estate fund investments	-	(7,987)
Cash and cash equivalents at end of period	$254,763	$224,489

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$73,817	$68,957
Cash payments for income taxes, net of refunds	3,191	1,319

NON-CASH TRANSACTIONS:
Common shares issued upon redemption of common units	$135,959	$124,079
Dividends and distributions declared but not yet paid	25,211	25,151
Write-off of fully amortized and/or depreciated assets	4,930	5,379
Additions to real estate included in accounts payable and accrued expenses	8,988	10,678
(Sales) purchases of marketable securities resulting in an (increase) decrease to restricted cash	(3,313)	268
Change in fair value of interest rate swaps	9	41,614
(Decrease) increase due to deconsolidation of 75 Howard:
Investments in unconsolidated joint ventures	14,915	-
Real estate, net	(14,915)	-
(Decrease) increase due to deconsolidation of real estate fund investments:
Real estate fund investments	-	(416,438)
Loans payable to noncontrolling interests	-	(45,662)
Investments in unconsolidated real estate funds	-	27,292
Noncontrolling interests in consolidated real estate funds	-	(351,035)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware Limited Partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of June 30, 2017, our portfolio consisted of 13 Class A office properties aggregating approximately 11.8 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 89.9% of, the Operating Partnership as of June 30, 2017.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Literature

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We plan to implement ASU 2014-09 on January 1, 2018, using the modified retrospective approach and do not believe the adoption will have a material impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting, including requiring lessees to recognize most leases on their balance sheets.  ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either financing or operating and recording a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 requires lessors to account for leases using an approach that is substantially similar to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We plan to adopt the provisions of ASU 2016-02 on January 1, 2019 using the modified retrospective approach. While we believe that the key changes in ASU 2016-02 relate to the separation of and allocation of consideration to, lease component (rental income) and non-lease components (revenue related to various services we provide), we continue to evaluate the other potential implications that this update will have on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We will adopt the provisions of ASU 2016-18 on January 1, 2018. This adoption will impact the presentation of our consolidated statements of cash flows, as well as require additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted the provisions of ASU 2017-01 on October 1, 2016 and concluded that the acquisition of our One Front Street property in December 2016 did not meet the definition of a business and therefore was treated as an asset acquisition.

In February 2017, the FASB issued ASU 2017-05, an update to ASC Topic 610, Other Income. ASU 2017-05 clarifies the scope and accounting for derecognition of a nonfinancial asset and eliminates the guidance in ASC 360-20 specific to real estate sales and partial sales. ASU 2017-05 requires an entity that transfers control of a nonfinancial asset to measure any noncontrolling interest it retains (or receives) at fair value. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for entities concurrently early adopting ASU 2014-09. We plan to adopt the provisions of ASU 2017-05 on January 1, 2018, using the modified retrospective approach. Upon adoption, we anticipate recording an adjustment to “investments in unconsolidated joint ventures” relating to the measurement of our consolidated Residential Development Fund’s (“RDF”) retained interest in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”) at fair value. See Note 4, Investments in Unconsolidated Joint Ventures.

In May 2017, the FASB issued ASU 2017-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2017-09 clarifies the types of changes to the terms and conditions of a share-based payment award that requires modification accounting. ASU 2017-09 does not change the accounting for modification of share-based awards, but clarifies that modification accounting should only be applied if there is a change to the value, vesting condition or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years that begin after December 31, 2017, with early adoption permitted. We will adopt the provisions of ASU 2017-09 on January 1, 2018 and do not believe that the adoption of ASU 2017-09 will have an impact on our consolidated financial statements.

3.	Dispositions

Waterview

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a net gain of $110,583,000, which is included as a component of “gain on sale of real estate” on our consolidated statements of income for the three and six months June 30, 2017.

The following table sets forth the details of the assets of Waterview that were classified as held-for-sale as of December 31, 2016.

(Amounts in thousands)
Land	$78,300
Building and improvements, net	251,671
Deferred charges	14,512
Deferred rent receivable	2,202
Assets held for sale	$346,685

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Joint Ventures

On January 24, 2017, a joint venture in which we have a 5.0% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion from certain of our real estate funds (see Note 5, Real Estate Fund Investments). In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property. We began accounting for our investment in 60 Wall Street, under the equity method, from the date of the acquisition.

Prior to May 5, 2017, our consolidated Residential Development Fund (“RDF”), owned 100% of the equity interests in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”) in San Francisco, California. On May 5, 2017, RDF sold 80.0% of the equity interest in 75 Howard for $88,000,000 and recognized a $23,406,000 net gain on sale, of which our share, net of income taxes, was $1,661,000. Subsequent to the sale, RDF deconsolidated its investment in 75 Howard and began accounting for the remaining 20.0% under the equity method of accounting, however, we continue to consolidate our interest in RDF. We now have a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.

The following tables summarize our investments in unconsolidated joint ventures as of June 30, 2017 and December 31, 2016 and income from these investments for the three and six months ended June 30, 2017 and 2016.

(Amounts in thousands)	Paramount		As of
Our Share of Investments:	Ownership		June 30, 2017		December 31, 2016
712 Fifth Avenue	50.0%		$-	(1)	$2,912
60 Wall Street	5.0%		26,451		-
75 Howard	20.0%	(2)	15,882		-
Oder-Center, Germany	9.5%		3,311		3,499
Investments in unconsolidated joint ventures			$45,644		$6,411

			For the Three Months Ended			For the Six Months Ended
(Amounts in thousands)	Paramount		June 30,			June 30,
Our Share of Net Income (Loss):	Ownership		2017		2016	2017		2016
712 Fifth Avenue	50.0%		$16,504	(1)	$1,985	$18,434	(1)	$3,461
60 Wall Street	5.0%		(31)		-	(36)		-
75 Howard	20.0%	(2)	33		-	33		-
Oder-Center, Germany	9.5%		29		18	41		38
Income from unconsolidated joint ventures			$16,535		$2,003	$18,472		$3,499

(1)

On June 13, 2017, we completed a $300,000 refinancing of the property. As of June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of the net proceeds from the refinancing. In accordance with GAAP, because we have no further obligation to fund additional capital to the venture, we have accounted for the $15,072 distribution in excess of our basis, as income. This amount is included as a component of “income from unconsolidated joint ventures” on our consolidated statements of income for the three and six months ended June 30, 2017

(2)	Represents RDF’s ownership interest in the property. We now have a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2017	December 31, 2016
Real estate, net	$206,617	$207,632
Other assets	51,374	40,701
Total assets	$257,991	$248,333

Notes and mortgages payable, net	$295,949	$245,990
Other liabilities	4,447	8,783
Total liabilities	300,396	254,773
Equity (1)	(42,405)	(6,440)
Total liabilities and equity	$257,991	$248,333

(1)

As of June 30, 2017, the carrying amount of our investment is greater than our share of the equity by approximately $21,202. This basis difference resulted from distributions in excess of the equity in net earnings of the property.

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2017	2016	2017	2016
Rental income	$12,713	$12,716	$25,658	$25,394
Tenant reimbursement income	1,209	893	2,517	2,009
Fee and other income	468	677	594	1,195
Total revenues	14,390	14,286	28,769	28,598
Operating expenses	6,102	5,375	12,068	10,992
Depreciation and amortization	3,075	3,043	5,995	6,051
Total expenses	9,177	8,418	18,063	17,043
Operating income	5,213	5,868	10,706	11,555
Interest and other income, net	48	19	72	33
Interest and debt expense	(3,126)	(2,752)	(5,951)	(5,500)
Unrealized gain on interest rate swaps	728	834	1,896	834
Net income	$2,863	$3,969	$6,723	$6,922

5.	Real Estate Fund Investments

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

As of December 31, 2016, Fund II and Fund III collectively owned a 62.3% interest in 60 Wall Street, a 1.6 million square foot office tower in Manhattan. On January 24, 2017, Fund II and Fund III, together with the other investors that owned the remaining 37.7% interest, sold their interests in 60 Wall Street to a newly formed joint venture, in which we have a 5.0% ownership interest. Accordingly, beginning on January 24, 2017, we began accounting for our investment in 60 Wall Street under the equity method. See Note 4, Investments in Unconsolidated Joint Ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize our investments in these unconsolidated real estate funds as of June 30, 2017 and December 31, 2016, and income or loss recognized from these investments for the three and six months ended June 30, 2017 and 2016.

	As of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Our Share of Investments:
Property funds	$16,749	$22,811
Alternative investment fund	5,252	5,362
Investments in unconsolidated real estate funds	$22,001	$28,173

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net Loss:	2017	2016	2017	2016
Net investment income (loss)	$71	$(68)	$124	$(607)
Net realized (loss) gain	(5)	-	174	-
Net unrealized loss	(324)	(2,807)	(228)	(2,578)
Carried interest	(2,153)	1,915	(2,193)	1,899
Loss from unconsolidated real estate funds (1)	$(2,411)	$(960)	$(2,123)	$(1,286)

(1)	Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income.

As of June 30, 2017, we own a 10.0% interest in Fund II, a 3.1% interest in Fund III, and a 7.5% interest in Fund VII, all of which are accounted for under the equity method. The following tables provide summarized financial information for Fund II, Fund III and Fund VII as of the dates and for the periods set forth below.

(Amounts in thousands)	As of June 30, 2017				As of December 31, 2016
Balance Sheets:	Fund II	Fund III	Fund VII		Fund II	Fund III	Fund VII
Real estate investments	$11,151	$19,669	$158,822	(1)	$64,989	$39,376	$165,556	(1)
Cash and cash equivalents	882	2,102	2,676		1,297	2,221	741
Other assets	115	-	97		127	-	-
Total assets	$12,148	$21,771	$161,595		$66,413	$41,597	$166,297

Other liabilities	$90	$75	$1,531		$60	$49	$1,483
Total liabilities	90	75	1,531		60	49	1,483
Equity	12,058	21,696	160,064		66,353	41,548	164,814
Total liabilities and equity	$12,148	$21,771	$161,595		$66,413	$41,597	$166,297

(1)

Includes $122,677 and $123,105 as of June 30, 2017 and December 31, 2016, respectively, attributable to the investment in 50 Beale Street, which was sold on July 17, 2017. See Note 22, Subsequent Events.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended June 30,
(Amounts in thousands)	2017			2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$1	$1	$777	$1	$-	$-
Investment expenses	82	107	560	696	86	481
Net investment (loss) income	(81)	(106)	217	(695)	(86)	(481)
Net realized losses	-	-	(66)	-	-	-
Net unrealized gains (losses)	17	(29)	(4,456)	(33,304)	(11,353)	11,638
(Loss) income from real estate fund investments	$(64)	$(135)	$(4,305)	$(33,999)	$(11,439)	$11,157

	For the Six Months Ended June 30,
(Amounts in thousands)	2017			2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$1	$1,141	$962	$2	$-	$-
Investment expenses	278	117	1,036	1,383	138	1,011
Net investment (loss) income	(277)	1,024	(74)	(1,381)	(138)	(1,011)
Net realized losses	(15,201)	(5,253)	(66)	-	-	-
Net unrealized (losses) gains	(4,980)	(3,018)	(4,321)	(31,878)	(10,728)	12,744
(Loss) income from real estate fund investments	$(20,458)	$(7,247)	$(4,461)	$(33,259)	$(10,866)	$11,733

6.	Preferred Equity Investments

As of June 30, 2017, we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.  The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of
Preferred Equity Investment	Ownership	Rate	Maturity	June 30, 2017	December 31, 2016
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,712	$35,613
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,588	19,438
Total preferred equity investments				$55,300	$55,051

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

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office retail property in Manhattan. The preferred equity had a dividend rate of 10.3%, of which 7.0% was paid and the remainder accreted to the balance of the investment. The preferred equity investment had two one-year extension options. On April 11, 2017, the partnership that owns 2 Herald Square defaulted on the obligation to extend the maturity date or redeem the preferred equity investment, together with accrued and unpaid dividends and we are currently in active negotiations with the borrower to resolve the matter.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2017 and December 31, 2016.

	As of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Intangible assets:
Gross amount	$536,610	$579,066
Accumulated amortization	(173,087)	(166,841)
	$363,523	$412,225
Intangible liabilities:
Gross amount	$197,593	$208,367
Accumulated amortization	(63,845)	(55,349)
	$133,748	$153,018

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental income of $7,981,000 and $7,100,000 for the three months ended June 30, 2017 and 2016, respectively, and $10,989,000 and $3,481,000 for the six months ended June 30, 2017 and 2016, respectively. The six months ended June 30, 2016 included $9,834,000 of expense, from the write-off of an above-market lease asset in connection with the termination of a tenant’s lease. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$12,558
2019	10,775
2020	8,765
2021	4,509
2022	1,144

Amortization of acquired in-place leases (a component of depreciation and amortization expense) was $22,649,000 and $23,463,000 for the three months ended June 30, 2017 and 2016, respectively, and $40,423,000 and $54,155,000 for the six months ended June 30, 2017 and 2016, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$52,556
2019	46,561
2020	39,776
2021	27,645
2022	23,031

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in February 2024 and has a fixed rate of 4.03%. In connection therewith, we incurred $2,715,000 of prepayment costs, which is included in “debt breakage costs” on our consolidated statements of income for the six months ended June 30, 2017.

The following is a summary of our outstanding debt as of June 30, 2017 and December 31, 2016.

	Maturity	Fixed/	Interest Rate as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2017	June 30, 2017		December 31, 2016
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	2.80%	30,100	(2)	13,544	(2)
			3.52%	1,030,100		1,013,544
One Market Plaza (49.0% interest)
	Feb-2024	Fixed	4.03%	975,000		860,546
	n/a	n/a	n/a	-		12,414
			4.03%	975,000		872,960
1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	2.86%	350,000		350,000
			2.97%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
1899 Pennsylvania Avenue (3)	n/a	n/a	n/a	-		87,675
Liberty Place (3)	n/a	n/a	n/a	-		84,000
Total notes and mortgages payable			3.57%	3,355,100		3,408,179
Less: deferred financing costs				(46,255)		(43,281)
Total notes and mortgages payable, net				$3,308,845		$3,364,898

Revolving Credit Facility	Nov-2018	L + 125 bps	n/a	$-		$230,000

(1)	Represents loan with variable interest rates that has been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000, at LIBOR plus 175 basis points, if certain performance hurdles relating to the property are satisfied.
(3)

These loans were repaid on May 3, 2017. In connection with the repayment, we incurred an aggregate of $5,162 of prepayment costs, which are included in “debt breakage costs” on our consolidated statements of income for the three and six months ended June 30, 2017.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash.  As of June 30, 2017, the fair value of the derivative obligations with such provisions aggregated $1,588,000.

Interest Rate Swaps – Designated as Cash Flow Hedges

As of June 30, 2017, we have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into a forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive loss of $4,041,000 and $11,747,000 for the three months ended June 30, 2017 and 2016, respectively and other comprehensive loss of $9,000 and $41,614,000 for the six months ended June 30, 2017 and 2016, respectively, from the changes in the fair value of these interest rate swaps. During the next twelve months, we estimate that $4,259,000 of the amounts recognized in accumulated other comprehensive income (loss) will be reclassified as an increase to interest expense. The table below provides additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2017
(Amounts in thousands)
1633 Broadway	$400,000	Dec-2015	Dec-2020	1.65%	$730
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$730

1633 Broadway	$300,000	Dec-2015	Dec-2022	1.95%	$993
1633 Broadway	300,000	Dec-2015	Dec-2021	1.82%	167
1633 Broadway	400,000	Dec-2020	Dec-2021	2.35%	659
Total interest rate swap liabilities designated as cash flow hedges					$1,819

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2016
(Amounts in thousands)
1633 Broadway	$400,000	Dec-2020	Dec-2021	2.35%	$139
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$139

1633 Broadway	$300,000	Dec-2015	Dec-2022	1.95%	$828
1633 Broadway	300,000	Dec-2015	Dec-2021	1.82%	379
1633 Broadway	400,000	Dec-2015	Dec-2020	1.65%	12
Total interest rate swap liabilities designated as cash flow hedges					$1,219

Interest Rate Swaps – Non-designated Hedges

As of June 30, 2017, we did not have any interest rate swaps that were not designated as hedges. As of December 31, 2016, we had interest rate swap liabilities that had a fair value of $21,227,000, which were terminated on January 19, 2017 in connection with the refinancing of One Market Plaza. See Note 8, Debt for additional details. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. We recognized unrealized gains of $1,802,000 for the six months ended June 30, 2017 and $10,073,000 and $16,933,000 for the three and six months ended June 30, 2016, respectively, from the changes in the fair value of these interest rate swaps.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income, by component for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2017	2016	2017	2016
Amount of loss related to the effective portion of cash flow hedges recognized in other comprehensive loss (1)	$(5,345)	$(12,442)	$(4,039)	$(39,281)
Amounts reclassified from accumulated other comprehensive income into interest expense (1)	1,760	2,795	3,972	5,576
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive loss (1) (2)	32	(35)	(162)	50
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-	-	-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.
(2)

Balance held in accumulated other comprehensive income (loss) relates to foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza and PGRESS Equity Holdings L.P. As of June 30, 2017 and December 31, 2016, noncontrolling interests in our consolidated joint ventures aggregated $229,133,000 and $253,788,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in the RDF. As of June 30, 2017 and December 31, 2016, the noncontrolling interest in our consolidated real estate fund aggregated $14,833,000 and $64,793,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of June 30, 2017 and December 31, 2016, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $456,071,000 and $577,361,000, respectively and a redemption value of $428,350,000 and $551,834,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and own approximately 89.9% of, the Operating Partnership as of June 30, 2017. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through, and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2017 and December 31, 2016, the Operating Partnership held variable interests in the entities owning a real estate fund, preferred equity investments and a property that were determined to be VIEs. The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us.  The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Real estate, net	$1,258,156	$1,336,810
Cash and restricted cash	41,587	17,054
Investment in unconsolidated joint venture	15,881	-
Preferred equity investments	55,300	55,051
Accounts and other receivables	681	5,966
Deferred rent receivable	40,821	32,103
Deferred charges, net	7,737	695
Intangible assets, net	45,803	52,139
Other assets	952	14,474
Total VIE assets	$1,466,918	$1,514,292

Notes and mortgages payable, net	$968,089	$872,960
Accounts payable and other accrued expenses	16,082	21,077
Intangible liabilities, net	42,645	48,654
Interest rate swap liabilities	-	21,227
Other liabilities	122	6,555
Total VIE liabilities	$1,026,938	$970,473

Unconsolidated VIEs

As of June 30, 2017, the Operating Partnership held variable interests in entities that own certain real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds.

	As of June 30, 2017
		Asset Management Fees	Maximum
(Amounts in thousands)	Investments	and Other Receivables	Risk of Loss
Unconsolidated real estate funds	$22,001	$1,524	$23,525

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets) and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of June 30, 2017 and December 31, 2016, based on their levels in the fair value hierarchy.

	As of June 30, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$21,564	$21,564	$-	$-
Interest rate swap assets (included in "other assets")	730	-	730	-
Total assets	$22,294	$21,564	$730	$-

Interest rate swap liabilities	$1,819	$-	$1,819	$-
Total liabilities	$1,819	$-	$1,819	$-

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,393	$22,393	$-	$-
Interest rate swap assets (included in "other assets")	139	-	139	-
Total assets	$22,532	$22,393	$139	$-

Interest rate swap liabilities	$22,446	$-	$22,446	$-
Total liabilities	$22,446	$-	$22,446	$-

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

The following is a summary of the carrying amounts and fair value of these financial instruments as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments	$55,300	$55,614	$55,051	$55,300
Total assets	$55,300	$55,614	$55,051	$55,300

	As of June 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,355,100	$3,347,070	$3,408,179	$3,371,262
Revolving credit facility	-	-	230,000	230,018
Total liabilities	$3,355,100	$3,347,070	$3,638,179	$3,601,280

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Fee income
Property management	$1,532	$1,539	$3,142	$3,060
Asset management	2,359	1,783	4,625	3,497
Acquisition and disposition	250	590	5,570	590
Other	307	263	667	445
Total fee income	4,448	4,175	14,004	7,592
Lease termination income	895	93	961	11,048	(1)
Other income (2)	2,318	2,520	5,690	9,025
Total fee and other income	$7,661	$6,788	$20,655	$27,665

(1)	Includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(2)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Preferred equity investment income (1)	$953	$1,423	$2,366	$2,839
Interest and other income	511	350	596	430
Mark-to-market of investments in our deferred compensation plans (2)	1,022	(743)	2,724	(539)
Total interest and other income, net	$2,486	$1,030	$5,686	$2,730

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $232 and $347 for the three months ended June 30, 2017 and 2016, respectively, and $576 and $692 for the six months ended June 30, 2017 and 2016, respectively. See Note 6, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in “general and administrative” expenses.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Interest expense	$31,999	$36,604	$66,287	$72,465
Amortization of deferred financing costs	2,818	1,405	5,548	2,663
Total interest and debt expense	$34,817	$38,009	$71,835	$75,128

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. As of June 30, 2017, we have 10,363,815 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan.  Stock-based compensation expense was $4,438,000 and $2,556,000 for the three months ended June 30, 2017 and 2016, respectively, and $7,867,000 and $6,183,000 for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense for the six months ended June 30, 2016 includes $1,855,000 of expense related to the acceleration of vesting of stock awards in connection with a separation agreement.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$103,016	$3,188	$103,388	$(3,306)
Earnings allocated to unvested participating securities	(59)	(10)	(73)	(19)
Numerator for income (loss) per common share - basic and diluted	$102,957	$3,178	$103,315	$(3,325)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	234,990	217,122	232,969	214,763
Effect of dilutive employee stock options and restricted share awards (1)	20	16	27	-
Denominator for diluted income (loss) per common share - weighted average shares	235,010	217,138	232,996	214,763

Income (loss) per common share - basic and diluted	$0.44	$0.01	$0.44	$(0.02)

(1)

The effect of dilutive securities for the three months ended June 30, 2017 and 2016 excludes 32,317 and 49,182 weighted average share equivalents, respectively, and 34,147 and 51,252 weighted average share equivalents for the six months ended June 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Related Party

Due to Affiliates

As of June 30, 2017 and December 31, 2016, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in October 2017 and bear interest at a fixed rate of 0.50%. We recognized interest expense of $35,000 for each of the three months ended June 30, 2017 and 2016, and $69,000 for each of the six months ended June 30, 2017 and 2016 in connection with these notes.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $210,000 and $191,000 for the three months ended June 30, 2017 and 2016, respectively, and $412,000 and $399,000, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2017, amounts owed to us under these agreements aggregated $17,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. For the three months ended June 30, 2017 and 2016, we recognized $3,369,000 and $2,359,000, respectively, and for the six months ended June 30, 2017 and 2016, we recognized $11,775,000 and $4,599,000, respectively, of fee income in connection with these agreements. As of June 30, 2017, amounts owed to us under these agreements aggregated $2,529,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the three months ended June 30, 2017 and 2016, we incurred $134,000 and $454,000 of expense, respectively, and $170,000 and $557,000, respectively, for the six months ended in June 30, 2017 and 2016, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of June 30, 2017, we owed $170,000 to HTC under this agreement, which is included as a component of “accounts payable and other accrued expenses” on our consolidated balance sheet.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust is for the benefit of Dr. Bussmann’s children. Prior to December 5, 2016, the Mannheim Trust leased 6,790 square feet. On December 5, 2016, the joint venture entered into a new lease agreement for 5,593 square feet, which became effective in January 2017. The new lease expires in April 2023. For the three months ended June 30, 2017 and 2016, we recognized $84,000 and $102,000, respectively, and $178,000 and $204,000 for the six months ended June 30, 2017 and 2016, respectively, for our share of rental income from this lease.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2017, we believe we are in compliance with all of our covenants.

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

The following tables provide NOI for each reportable segment for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$173,256	$106,602	$18,138	$48,201	$315
Property-related operating expenses	(63,461)	(43,289)	(6,565)	(11,120)	(2,487)
NOI from unconsolidated joint ventures	4,958	4,838	-	-	120
NOI (1)	$114,753	$68,151	$11,573	$37,081	$(2,052)

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$168,128	$114,351	$21,478	$31,702	$597
Property-related operating expenses	(59,994)	(42,543)	(8,094)	(7,259)	(2,098)
NOI from unconsolidated joint ventures	4,536	4,456	-	-	80
NOI (1)	$112,670	$76,264	$13,384	$24,443	$(1,421)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$344,936	$211,926	$41,925	$90,140	$945
Property-related operating expenses	(129,432)	(88,048)	(15,489)	(21,725)	(4,170)
NOI from unconsolidated joint ventures	9,781	9,591	-	-	190
NOI (1)	$225,285	$133,469	$26,436	$68,415	$(3,035)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$337,629	$233,654	$41,460	$61,321	$1,194
Property-related operating expenses	(122,939)	(86,680)	(16,369)	(14,432)	(5,458)
NOI from unconsolidated joint ventures	8,964	8,803	-	-	161
NOI (1)	$223,654	$155,777	$25,091	$46,889	$(4,103)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2017	2016	2017	2016
NOI	$114,753	$112,670	$225,285	$223,654
Add (subtract) adjustments to arrive to net income:
Fee income	4,448	4,175	14,004	7,592
Depreciation and amortization expense	(68,636)	(67,287)	(131,628)	(142,099)
General and administrative expenses	(16,573)	(12,139)	(30,154)	(26,100)
Transaction related costs	(502)	(508)	(777)	(1,443)
NOI from unconsolidated joint ventures	(4,958)	(4,536)	(9,781)	(8,964)
Income from unconsolidated joint ventures	16,535	2,003	18,472	3,499
Loss from unconsolidated real estate funds	(2,411)	(960)	(2,123)	(1,286)
Interest and other income, net	2,486	1,030	5,686	2,730
Interest and debt expense	(34,817)	(38,009)	(71,835)	(75,128)
Debt breakage costs	(5,162)	-	(7,877)	-
Gain on sale of real estate	133,989	-	133,989	-
Unrealized gain on interest rate swaps	-	10,073	1,802	16,933
Net income (loss) before income taxes	139,152	6,512	145,063	(612)
Income tax (expense) benefit	(970)	1,398	(5,252)	1,035
Net income	138,182	7,910	139,811	423
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,897)	(4,107)	(3,188)	(5,359)
Consolidated real estate fund	(20,169)	78	(20,081)	752
Operating Partnership	(13,100)	(693)	(13,154)	878
Net income (loss) attributable to common stockholders	$103,016	$3,188	$103,388	$(3,306)

The following table provides the selected balance sheet data for each of our reportable segments as of June 30, 2017.

(Amounts in thousands)	As of June 30, 2017
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,517,503	$5,545,701	$706,534	$1,918,142	$347,126
Total liabilities	3,631,592	2,444,141	26,877	1,041,494	119,080
Total equity	4,885,911	3,101,560	679,657	876,648	228,046

22.	Subsequent Events

Prior to July 17, 2017, we owned a 7.2% interest in two unconsolidated real estate funds that owned 42.8% of 50 Beale Street, a 661,000 square foot Class A office building in San Francisco, California (“50 Beale”).  The remaining 57.2% was owned by third party investors.  Accordingly, our economic interest in 50 Beale was 3.1%. On July 17, 2017, the two real estate funds and the third party investors sold an aggregate of 62.2% of the interest in 50 Beale. In connection therewith, we acquired, through a series of transactions, a direct 13.2% interest in the property and a new joint venture, in which we have a 36.6% ownership interest, acquired the remaining 49.0% interest.  Accordingly, our economic interest in the property, increased to 31.1%. The transactions valued the property at $517,500,000 and include the assumption of $228,000,000 of existing debt that matures in October 2021 and bears interest at a fixed rate of 3.65%.

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 89.9% of the Operating Partnership as of June 30, 2017.

Acquisitions

On January 24, 2017, a joint venture, in which we have a 5.0% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion. In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property.

Prior to July 17, 2017, we owned a 7.2% interest in two unconsolidated real estate funds that owned 42.8% of 50 Beale Street, a 661,000 square foot Class A office building in San Francisco, California (“50 Beale”).  The remaining 57.2% was owned by third party investors.  Accordingly, our economic interest in 50 Beale was 3.1%. On July 17, 2017, the two real estate funds and the third party investors sold an aggregate of 62.2% of the interest in 50 Beale. In connection therewith, we acquired, through a series of transactions, a direct 13.2% interest in the property and a new joint venture, in which we have a 36.6% ownership interest, acquired the remaining 49.0% interest.  Accordingly, our economic interest in the property, increased to 31.1%. The transactions valued the property at $517,500,000 and include the assumption of $228,000,000 of existing debt that matures in October 2021 and bears interest at a fixed rate of 3.65%.

Dispositions

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a net gain of $110,583,000.

Prior to May 5, 2017, our consolidated Residential Development Fund (“RDF”), owned 100% of the equity interests in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”) in San Francisco, California. On May 5, 2017, RDF sold 80.0% of the equity interest in 75 Howard for $88,000,000 and recognized a $23,406,000 net gain on sale, of which our share, net of income taxes, was $1,661,000. Subsequent to the sale, RDF deconsolidated its investment in 75 Howard and began accounting for the remaining 20.0% under the equity method of accounting, however, we continue to consolidate our interest in RDF. We now have a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.

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

On May 3, 2017, we used the net proceeds from the Waterview sale to repay the $200,000,000 outstanding under our revolving credit facility, the $87,179,000 loan on 1899 Pennsylvania Avenue, and the $84,000,000 loan on Liberty Place.

On June 13, 2017, we completed a $300,000,000 refinancing of 712 Fifth Avenue, a 543,386 square foot Class A office and retail building located in the Plaza District of New York. The new 10-year interest-only loan matures in July 2027 and has a fixed rate of 3.39%. The net proceeds from the refinancing were used to repay the existing $246,500,000 loan bearing interest at 4.41% and was scheduled to mature in March 2018. We received $20,000,000 for our 50.0% share of net proceeds, after the repayment of the existing loan, closing costs and required reserves.

Leasing Results - Three Months Ended June 30, 2017

In the three months ended June 30, 2017, we leased 292,238 square feet, of which our share was 223,273 square feet that was leased at a weighted average initial rent of $84.70 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased portfolio wide leased occupancy by 10 basis points to 90.9% at June 30, 2017 from 90.8% at March 31, 2017. Same store leased occupancy increased by 70 basis points to 90.9% at June 30, 2017 from 90.2% at March 31, 2017. Of the 292,238 square feet leased in the three months, 211,873 square feet represents our share of second generation space (space that has been vacant for less than twelve months) for which we achieved rental rate increases of 7.5% on a GAAP basis and 19.8% on a cash basis. The weighted average lease term for leases signed during the three months was 7.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.42 per square foot per annum, or 12.3% of initial rent.

New York:

In the three months ended June 30, 2017, we leased 125,723 square feet in our New York portfolio, of which our share was 112,505 square feet that was leased, at a weighted average initial rent of $86.35 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased leased occupancy and same store leased occupancy by 40 basis points to 88.9% at June 30, 2017 from 88.5% at March 31, 2017. Of the 125,723 square feet leased in the three months, 108,641 square feet represents our share of second generation space for which rental rates decreased by 5.4% on a GAAP basis and 4.6% on a cash basis. The weighted average lease term for leases signed during the three months was 6.7 years and weighted average tenant improvements and leasing commissions on these leases were $11.87 per square foot per annum, or 13.7% of initial rent.

Washington, D.C.:

In the three months ended June 30, 2017, we leased 7,536 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $74.94 per square foot. Notwithstanding this leasing activity, leased occupancy decreased by 120 basis points to 94.6% at June 30, 2017 from 95.8% at March 31, 2017. This decrease was due to the sale of Waterview (a 98.7% leased asset) in May 2017. Excluding Waterview, same store leased occupancy increased by 80 basis points to 94.6% at June 30, 2017 from 93.8% at March 31, 2017. The weighted average lease term for leases signed during the three months was 10.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.83 per square foot per annum, or 14.4% of initial rent.

San Francisco:

In the three months ended June 30, 2017, we leased 158,979 square feet in our San Francisco portfolio, of which our share was 103,232 square feet that was leased at a weighted average initial rent of $83.97 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased leased occupancy and same store leased occupancy by 230 basis points to 98.2% as of June 30, 2017 from 95.9% at March 31, 2017. All of the space leased in the three months represents second generation space for which we achieved rental rate increases of 21.4% on GAAP basis and 55.7% on a cash basis. The weighted average lease term for leases signed during the year was 8.0 years and weighted average tenant improvements and leasing commissions on these leases were $9.31 per square foot per annum, or 11.1% of initial rent.

The following is a tabular disclosure of leasing statistics for leases signed during the three months ended June 30, 2017. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended June 30, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	292,238	125,723	7,536	158,979
Pro rata share of total square feet leased:	223,273	112,505	7,536	103,232
Initial rent (1)	$84.70	$86.35	$74.94	$83.97
Weighted average lease term (in years)	7.5	6.7	10.6	8.0

Tenant improvements and leasing commissions:
Per square foot	$78.32	$79.99	$114.42	$74.22
Per square foot per annum	$10.42	$11.87	$10.83	$9.31
Percentage of initial rent	12.3%	13.7%	14.4%	11.1%

Rent concessions:
Average free rent period (in months)	6.5	8.3	14.2	4.3
Average free rent period per annum (in months)	0.9	1.2	1.3	0.5

Second generation space: (2)
Square feet	211,873	108,641	-	103,232
GAAP basis:
Straight-line rent	$82.90	$81.07	$-	$84.50
Prior straight-line rent	$77.11	$85.67	$-	$69.62
Percentage increase (decrease)	7.5%	(5.4%)	-	21.4%
Cash basis:
Initial rent (1)	$85.08	$86.35	$-	$83.97
Prior escalated rent (3)	$71.00	$90.51	$-	$53.94
Percentage increase (decrease)	19.8%	(4.6%)	-	55.7%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Six Months Ended June 30, 2017

In the six months ended June 30, 2017, we leased 577,744 square feet, of which our share was 503,019 square feet that was leased at a weighted average initial rent of $76.60 per square foot. This leasing activity, offset by lease expirations during the six months, decreased portfolio wide leased occupancy by 180 basis points to 90.9% at June 30, 2017 from 92.7% at December 31, 2016. Same store leased occupancy decreased by 150 basis points to 90.8% from 92.3% at December 31, 2016. The decrease in leased occupancy was driven by lease expirations in our New York and San Francisco portfolios. Of the 577,744 square feet leased in the six months, 431,120 square feet represents our share of second generation space for which we achieved rental rate increases of 12.2% on a GAAP basis and 19.2% on a cash basis. The weighted average lease term for leases signed during the six months was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $8.69 per square foot per annum, or 11.3% of initial rent.

New York:

In the six months ended June 30, 2017, we leased 219,027 square feet in our New York portfolio, of which our share was 204,233 square feet that was leased at a weighted average initial rent of $77.41 per square foot. This leasing activity, offset by lease expirations during the six months, decreased leased occupancy by 180 basis points to 88.9% at June 30, 2017 from 90.7% at December 31, 2016. Same store leased occupancy decreased by 190 basis points to 88.8% from 90.7% at December 31, 2016.  Of the 219,027 square feet leased in the six months, 148,623 square feet represents our share of second generation space for which rental rates decreased by 1.5% on a GAAP basis and 2.1% on a cash basis. The weighted average lease term for leases signed during the six months was 8.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.01 per square foot per annum, or 12.9% of initial rent.

Washington, D.C.:

In the six months ended June 30, 2017, we leased 12,532 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $68.93 per square foot. Notwithstanding this leasing activity, leased occupancy decreased by 90 basis points to 94.6% at June 30, 2017 from 95.5% at December 31, 2016. This decrease was due to the sale of Waterview (a 98.7% leased asset) in May 2017. Excluding Waterview, same store leased occupancy increased by 130 basis points to 94.6% from 93.3% at December 31, 2016. The weighted average lease term for leases signed during the six months was 9.9 years and weighted average tenant improvements and leasing commissions on these leases were $8.81 per square foot per annum, or 12.8% of initial rent.

San Francisco:

In the six months ended June 30, 2017, we leased 346,185 square feet in our San Francisco portfolio, of which our share was 286,254 square feet that was leased at a weighted average initial rent of $76.41 per square foot. This leasing activity, offset by lease expirations during the six months, decreased leased occupancy and same store leased occupancy by 80 basis points to 98.2% at June 30, 2017 from 99.0% at December 31, 2016. Of the 346,185 square feet leased during the year, 282,497 square feet represents our share of second generation space for which we achieved rental rate increases of 20.4% on GAAP basis and 33.8% on a cash basis. The weighted average lease term for leases signed during the year was 8.1 years and weighted average tenant improvements and leasing commissions on these leases were $7.75 per square foot per annum, or 10.1% of initial rent.

The following is a tabular disclosure of leasing statistics for leases signed during the six months ended June 30, 2017. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Six Months Ended June 30, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	577,744	219,027	12,532	346,185
Pro rata share of total square feet leased:	503,019	204,233	12,532	286,254
Initial rent (1)	$76.60	$77.41	$68.93	$76.41
Weighted average lease term (in years)	8.3	8.5	9.9	8.1

Tenant improvements and leasing commissions:
Per square foot	$72.05	$85.06	$87.19	$62.58
Per square foot per annum	$8.69	$10.01	$8.81	$7.75
Percentage of initial rent	11.3%	12.9%	12.8%	10.1%

Rent concessions:
Average free rent period (in months)	4.9	7.3	10.4	3.1
Average free rent period per annum (in months)	0.6	0.9	1.1	0.4

Second generation space: (2)
Square feet	431,120	148,623	-	282,497
GAAP basis:
Straight-line rent	$74.27	$75.14	$-	$73.84
Prior straight-line rent	$66.19	$76.27	$-	$61.33
Percentage increase (decrease)	12.2%	(1.5%)	-	20.4%
Cash basis:
Initial rent (1)	$77.43	$79.56	$-	$76.41
Prior escalated rent (3)	$64.97	$81.29	$-	$57.09
Percentage increase (decrease)	19.2%	(2.1%)	-	33.8%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended June 30, 2017 and 2016

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $103,016,000, or $0.44 per diluted share, for the three months ended June 30, 2017, compared to $3,188,000, or $0.01 per diluted share, for the three months ended June 30, 2016. Funds from Operations (“FFO”) attributable to common stockholders was $62,318,000, or $0.27 per diluted share, for the three months ended June 30, 2017, compared to $54,243,000, or $0.25 per diluted share, for the three months ended June 30, 2016. FFO attributable to common stockholders for the three months ended June 30, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended June 30, 2017 and 2016 by $7,753,000 and $4,121,000, or $0.04 and $0.02 per diluted share, respectively. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $54,565,000 and $50,122,000, or $0.23 and $0.23 per diluted share, for the three months ended June 30, 2017 and 2016, respectively.

See page 59 “Non-GAAP Financial Measures – FFO and Core FFO” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2017 versus June 30, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	(3.9%)	(7.0%)	24.0%	(0.6%)
Same Store Cash NOI	14.4%	11.2%	53.6%	7.0%

See page 52 “Non-GAAP Financial Measures – NOI” and page 56 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2017 and 2016

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $103,388,000, or $0.44 per diluted share, for the six months ended June 30, 2017, compared to a net loss of $3,306,000, or $0.02 per diluted share, for the six months ended June 30, 2016. FFO attributable to common stockholders was $113,907,000, or $0.49 per diluted share, for the six months ended June 30, 2017, compared to $103,491,000, or $0.48 per diluted share, for the six months ended June 30, 2016. FFO attributable to common stockholders for the six months ended June 30, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 59.  The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the six months ended June 30, 2017 and 2016 by $7,837,000 and $4,178,000, or $0.04 and $0.02 per diluted share, respectively. Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $106,070,000, or $0.45 per diluted share, for the six months ended June 30, 2017, compared to $99,313,000, or $0.46 per diluted share, for the six months ended June 30, 2016.

See page 59 “Non-GAAP Financial Measures – FFO and Core FFO” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2017 versus June 30, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	(4.9%)	(10.6%)	25.6%	2.5%
Same Store Cash NOI	4.1%	(1.4%)	36.9%	3.4%

See page 52 “Non-GAAP Financial Measures – NOI” and page 56 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Results of Operations

The following pages summarize our consolidated results of operations for the three months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$158,187	$155,181	$3,006
Tenant reimbursement income	11,856	10,334	1,522
Fee and other income	7,661	6,788	873
Total revenues	177,704	172,303	5,401
EXPENSES:
Operating	63,461	59,994	3,467
Depreciation and amortization	68,636	67,287	1,349
General and administrative	16,573	12,139	4,434
Transaction related costs	502	508	(6)
Total expenses	149,172	139,928	9,244
Operating income	28,532	32,375	(3,843)
Income from unconsolidated joint ventures	16,535	2,003	14,532
Loss from unconsolidated real estate funds	(2,411)	(960)	(1,451)
Interest and other income, net	2,486	1,030	1,456
Interest and debt expense	(34,817)	(38,009)	3,192
Debt breakage costs	(5,162)	-	(5,162)
Gain on sale of real estate	133,989	-	133,989
Unrealized gain on interest rate swaps	-	10,073	(10,073)
Net income before income taxes	139,152	6,512	132,640
Income tax (expense) benefit	(970)	1,398	(2,368)
Net income	138,182	7,910	130,272
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,897)	(4,107)	2,210
Consolidated real estate fund	(20,169)	78	(20,247)
Operating Partnership	(13,100)	(693)	(12,407)
Net income attributable to common stockholders	$103,016	$3,188	$99,828

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $177,704,000 for the three months ended June 30, 2017, compared to $172,303,000 for the three months ended June 30, 2016, an increase of $5,401,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$13,457	$-		$-	$13,457	$-
Dispositions (2)	(5,312)	-		(5,312)	-	-
Same store operations	(1,394)	(2,097)		873	239	(409)
Other, net	(3,745)	(3,745)	(3)	-	-	-
Increase (decrease) in rental income	$3,006	$(5,842)		$(4,439)	$13,696	$(409)

Tenant reimbursement income
Acquisitions (1)	$1,901	$-		$-	$1,901	$-
Dispositions (2)	(385)	-		(385)	-	-
Same store operations	6	(1,430)		1,425	11	-
Increase (decrease) in tenant
reimbursement income	$1,522	$(1,430)		$1,040	$1,912	$-

Fee and other income
Property management	$(7)	$-		$-	$-	$(7)
Asset management	576	-		-	-	576
Acquisition and disposition	(340)	-		-	-	(340)
Other	44	-		-	-	44
Increase in fee income	273	-		-	-	273
Acquisitions (1)	950	-		-	950	-
Dispositions (2)	(35)	-		(35)	-	-
Lease termination income	(64)	1		-	(65)	-
Other income	(251)	(478)		94	6	127
Increase (decrease) in other income	600	(477)		59	891	127
Increase (decrease) in fee and other income	$873	$(477)		$59	$891	$400

Total increase (decrease) in revenues	$5,401	$(7,749)		$(3,340)	$16,499	$(9)

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Represents Waterview, which was sold in May 2017.
(3)	Primarily due to $3,915 income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification for the three months ended June 30, 2016.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $149,172,000 for the three months ended June 30, 2017, compared to $139,928,000 for the three months ended June 30, 2016, an increase of $9,244,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$3,412	$-		$-	$3,412	$-
Dispositions (2)	(1,681)	-		(1,681)	-	-
Same store operations	1,706	716		152	449	389
Bad debt expense	30	30		-	-	-
Increase (decrease) in operating	$3,467	$746		$(1,529)	$3,861	$389

Depreciation and amortization
Acquisitions (1)	$13,262	$-		$-	$13,262	$-
Dispositions (2)	(1,652)	-		(1,652)	-	-
Operations	(10,261)	(8,246)	(3)	(884)	(1,181)	50
Increase (decrease) in depreciation
and amortization	$1,349	$(8,246)		$(2,536)	$12,081	$50

General and administrative
Operations	$787	$-		$-	$-	$787
Stock-based compensation	1,882	-		-	-	1,882
Mark-to-market of investments
in our deferred compensation plan	1,765	-		-	-	1,765	(4)
Increase in general
and administrative	$4,434	$-		$-	$-	$4,434

Decrease in transaction related costs	$(6)	$-		$-	$-	$(6)

Total increase (decrease) in expenses	$9,244	$(7,500)		$(4,065)	$15,942	$4,867

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Represents Waterview, which was sold in May 2017.
(3)

Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases and acceleration of amortization of tenant improvements and in-place lease assets in the three months ended June 30, 2016, in connection with a tenant’s lease modification.

(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $16,535,000 for the three months ended June 30, 2017, compared to $2,003,000 for the three months ended June 30, 2016, an increase of $14,532,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue ($16,504 in 2017, compared to $1,985 in 2016)	$14,519	(1)
60 Wall Street (acquired in January 2017)	(31)
75 Howard (acquired in May 2017)	33	(2)
Oder-Center, Germany ($29 in 2017, compared to $18 in 2016)	11
Total increase	$14,532

(1)

On June 13, 2017, we completed a $300,000 refinancing of the property. As of June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50% share of the net proceeds from the refinancing. In accordance with GAAP, because we have no further obligation to fund additional capital to the venture, we have accounted for the $15,072 distribution in excess of our basis as income.

(2)	Represents RDF’s 20% share of income from the property, of which our 7.4% share is $2.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $2,411,000 for the three months ended June 30, 2017, compared to $960,000 for the three months ended June 30, 2016, an increase in loss of $1,451,000. This increase primarily resulted from a decrease in carried interest of $4,068,000, partially offset by a decrease in unrealized loss of $2,483,000.

Interest and Other Income, net

Interest and other income was $2,486,000 for the three months ended June 30, 2017, compared to $1,030,000 for the three months ended June 30, 2016, an increase of $1,456,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in general and administrative)	$1,765
Decrease in preferred equity investment income ($953 in 2017, compared to $1,423 in 2016) (1)	(470)
Other, net	161
Total increase	$1,456

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $232 and $347 for the three months ended June 30, 2017 and 2016, respectively.

Interest and Debt Expense

Interest and debt expense was $34,817,000 for the three months ended June 30, 2017, compared to $38,009,000 for the three months ended June 30, 2016, a decrease of $3,192,000. This decrease resulted from:

(Amounts in thousands)
$445 million of debt repayments ($274 million at 900 Third Avenue in October 2016 and $171 million at 1899 Pennsylvania Avenue and Liberty Place in May 2017)	$(4,271)
$975 million refinancing of One Market Plaza in January 2017	(3,901)
$210 million defeasance of Waterview in October 2016	(3,057)
$850 million financing of 1301 Avenue of the Americas in October 2016	6,308
Amortization of deferred financing costs	1,413
Other, net (primarily related to revolving credit facility)	316
Total decrease	$(3,192)

Debt Breakage Costs

In the three months ended June 30, 2017, we incurred $5,162,000 of debt breakage costs in connection with the repayment of debt at 1899 Pennsylvania Avenue and Liberty Place.

Gain on Sale of Real Estate

In the three months ended June 30, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of a $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in 75 Howard.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $10,073,000 for the three months ended June 30, 2016 and was comprised of (i) $7,984,000 of unrealized gains in 2016 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017, (ii) $1,329,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016 and (iii) $760,000 of unrealized gains in 2016 relating to swaps aggregating $237,600,000 on 31 West 52nd Street that were settled upon the refinancing in May 2016.

Income Tax (Expense) Benefit

Income tax expense was $970,000 for the three months ended June 30, 2017, compared to a benefit of $1,398,000 for the three months ended June 30, 2016, an increase in expense of $2,368,000. This increase was primarily due to $1,838,000 of tax on the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $1,897,000 for the three months ended June 30, 2017, compared to $4,107,000 for the three months ended June 30, 2016, a decrease of $2,210,000. This decrease was primarily due to lower income subject to allocation to noncontrolling interests in One Market Plaza.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $20,169,000 for the three months ended June 30, 2017, compared to a loss of $78,000 for the three months ended June 30, 2016, an increase in income attributable to the noncontrolling interests of $20,247,000. This increase was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $13,100,000 for the three months ended June 30, 2017, compared to $693,000 for the three months ended June 30, 2016, an increase of $12,407,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2017.

Results of Operations

The following pages summarize our consolidated results of operations for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$313,577	$296,433	$17,144
Tenant reimbursement income	24,708	21,123	3,585
Fee and other income	20,655	27,665	(7,010)
Total revenues	358,940	345,221	13,719
EXPENSES:
Operating	129,432	122,939	6,493
Depreciation and amortization	131,628	142,099	(10,471)
General and administrative	30,154	26,100	4,054
Transaction related costs	777	1,443	(666)
Total expenses	291,991	292,581	(590)
Operating income	66,949	52,640	14,309
Income from unconsolidated joint ventures	18,472	3,499	14,973
Loss from unconsolidated real estate funds	(2,123)	(1,286)	(837)
Interest and other income, net	5,686	2,730	2,956
Interest and debt expense	(71,835)	(75,128)	3,293
Debt breakage costs	(7,877)	-	(7,877)
Gain on sale of real estate	133,989	-	133,989
Unrealized gain on interest rate swaps	1,802	16,933	(15,131)
Net income (loss) before income taxes	145,063	(612)	145,675
Income tax (expense) benefit	(5,252)	1,035	(6,287)
Net income	139,811	423	139,388
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,188)	(5,359)	2,171
Consolidated real estate fund	(20,081)	752	(20,833)
Operating Partnership	(13,154)	878	(14,032)
Net income (loss) attributable to common stockholders	$103,388	$(3,306)	$106,694

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $358,940,000 for the six months ended June 30, 2017, compared to $345,221,000 for the six months ended June 30, 2016, an increase of $13,719,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$23,135	$-		$-	$23,135	$-
Dispositions (2)	(5,312)	-		(5,312)	-	-
Same store operations	(3,246)	(9,249)	(3)	3,286	3,093	(376)
Other, net	2,567	2,567	(4)	-	-	-
Increase (decrease) in rental income	$17,144	$(6,682)		$(2,026)	$26,228	$(376)

Tenant reimbursement income
Acquisitions (1)	$2,883	$-		$-	$2,883	$-
Dispositions (2)	(385)	-		(385)	-	-
Same store operations	1,087	(1,193)		2,080	200	-
Increase (decrease) in tenant
reimbursement income	$3,585	$(1,193)		$1,695	$3,083	$-

Fee and other income
Property management	$82	$-		$-	$-	$82
Asset management	1,128	-		-	-	1,128
Acquisition and disposition	4,980	-		-	-	4,980
Other	222	-		-	-	222
Increase in fee income	6,412	-		-	-	6,412
Acquisitions (1)	1,110	-		-	1,110	-
Dispositions (2)	(35)	-		(35)	-	-
Lease termination income	(10,953)	(10,823)	(5)	-	(130)	-
Other income	(3,544)	(3,030)		831	(1,472)	127
Decrease (increase) in other income	(13,422)	(13,853)		796	(492)	127
(Decrease) increase in fee
and other income	$(7,010)	$(13,853)		$796	$(492)	$6,539

Total increase (decrease) in revenues	$13,719	$(21,728)		$465	$28,819	$6,163

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Represents Waterview, which was sold in May 2017.
(3)	Primarily due to a decrease in occupancy.
(4)

Primarily due to a $9,834 of non-cash write-off, in the six months ended June 30, 2016, related to the termination of a tenant’s above-market lease at 1633 Broadway, partially offset by $7,830 of income, in the six months ended June 30, 2016, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(5)	Decrease primarily due to $10,861 of income for the six months ended June 30, 2016, in connection with a tenant's lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $291,991,000 for the six months ended June 30, 2017, compared to $292,581,000 for the six months ended June 30, 2016, a decrease of $590,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$6,739	$-		$-	$6,739	$-
Dispositions (2)	(1,681)	-		(1,681)	-	-
Same store operations	1,878	1,811		801	554	(1,288)
Bad debt expense	(443)	(443)		-	-	-
Increase (decrease) in operating	$6,493	$1,368		$(880)	$7,293	$(1,288)

Depreciation and amortization
Acquisitions (1)	$19,738	$-		$-	$19,738	$-
Dispositions (2)	(1,652)	-		(1,652)	-	-
Operations	(28,557)	(22,376)	(3)	(3,345)	(3,128)	292
(Decrease) increase in depreciation
and amortization	$(10,471)	$(22,376)		$(4,997)	$16,610	$292

General and administrative
Operations	$126	$-		$-	$-	$126
Stock-based Compensation	3,539	-		-	-	3,539
Mark-to-market of investments
in our deferred compensation plan	3,263	-		-	-	3,263	(4)
Severance costs	(2,874)	-		-	-	(2,874)	(5)
Increase in general
and administrative	$4,054	$-		$-	$-	$4,054

Decrease in transaction related costs	$(666)	$-		$-	$-	$(666)

Total (decrease) increase in expenses	$(590)	$(21,008)		$(5,877)	$23,903	$2,392

(1)	Represents One Front Street, which was acquired in December 2016.
(2)	Represents Waterview, which was sold in May 2017.
(3)

Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases and acceleration of amortization of tenant improvements and in-place lease assets in the six months ended June 30, 2016, in connection with a tenant’s lease modification.

(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(5)	Represents severance costs in the six months ended June 30, 2016 in connection with a separation agreement.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $18,472,000 for the six months ended June 30, 2017, compared to $3,499,000 for the six months ended June 30, 2016, an increase of $14,973,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue ($18,434 in 2017, compared to $3,461 in 2016)	$14,973	(1)
60 Wall Street (acquired in January 2017)	(36)
75 Howard (acquired in May 2017)	33	(2)
Oder-Center, Germany ($41 in 2017, compared to $38 in 2016)	3
Total increase	$14,973

(1)

On June 13, 2017, we completed a $300,000 refinancing of the property. As of June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50% share of the net proceeds from the refinancing. In accordance with GAAP, because we have no further obligation to fund additional capital to the venture, we have accounted for the $15,072 distribution in excess of our basis as income.

(2)	Represents RDF’s 20% share of income from the property, of which our 7.4% share is $2.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $2,123,000 for the six months ended June 30, 2017, compared to $1,286,000 for the six months ended June 30, 2016, an increase in loss of $837,000. This increase primarily resulted from a decrease in carried interest of $4,092,000, partially offset by a decrease in unrealized loss of $2,350,000.

Interest and Other Income, net

Interest and other income was $5,686,000 for the six months ended June 30, 2017, compared to $2,730,000 for the six months ended June 30, 2016, an increase of $2,956,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in general and administrative)	$3,263
Decrease in preferred equity investment income ($2,366 in 2017, compared to $2,839 in 2016) (1)	(473)
Other, net	166
Total increase	$2,956

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $576 and $692 for the six months ended June 30, 2017 and 2016, respectively.

Interest and Debt Expense

Interest and debt expense was $71,835,000 for the six months ended June 30, 2017, compared to $75,128,000 for the six months ended June 30, 2016, a decrease of $3,293,000. This decrease resulted from:

(Amounts in thousands)
$445 million of debt repayments ($274 million at 900 Third Avenue in October 2016 and $171 million at 1899 Pennsylvania Avenue and Liberty Place in May 2017)	$(7,229)
$975 million refinancing of One Market Plaza in January 2017	(7,102)
$210 million defeasance of Waterview in October 2016	(6,115)
$850 million financing of 1301 Avenue of the Americas in October 2016	12,586
Amortization of deferred financing costs	2,885
Other, net (primarily related to revolving credit facility)	1,682
Total decrease	$(3,293)

Debt Breakage Costs

In the six months ended June 30, 2017, we incurred $7,877,000 of debt breakage costs in connection with the refinancing of One Market Plaza and repayment of debt at 1899 Pennsylvania Avenue and Liberty Place.

Gain on Sale of Real Estate

In the six months ended June 30, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of a $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in 75 Howard.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the six months ended June 30, 2017, compared to an unrealized gain of $16,933,000 for the six months ended June 30, 2016, a decrease of $15,131,000. This decrease was primarily due to (i) $11,541,000 of lower unrealized gains in 2017 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017, (ii) $1,970,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016 and (iii) $1,620,000 of unrealized gains in 2016 relating to swaps aggregating $237,600,000 on 31 West 52nd Street that were settled upon the refinancing in May 2016.

Income Tax (Expense) Benefit

Income tax expense was $5,252,000 for the six months ended June 30, 2017, compared to a benefit of $1,035,000 for the six months ended June 30, 2016, an increase in expense of $6,287,000. This increase was primarily due to higher fee income on our taxable REIT subsidiaries and $1,838,000 of tax on the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $3,188,000 for the six months ended June 30, 2017, compared to $5,359,000 for the six months ended June 30, 2016, a decrease of $2,171,000. This decrease was primarily due to lower income subject to allocation to noncontrolling interests in One Market Plaza.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $20,081,000 for the six months ended June 30, 2017, compared to a loss of $752,000 for the six months ended June 30, 2016, an increase in income attributable to the noncontrolling interests of $20,833,000. This increase was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $13,154,000 for the six months ended June 30, 2017, compared to a loss of $878,000 for the six months ended June 30, 2016, an increase in income attributable to noncontrolling interests of $14,032,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, the issuance of long-term debt or equity and cash on hand.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

As of June 30, 2017, we had $1.097 billion of liquidity comprised of $254,763,000 of cash and cash equivalents, $42,384,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of June 30, 2017, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.355 billion.  None of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On June 15, 2017, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the second quarter ending June 30, 2017, which was paid on July 14, 2017 to stockholders of record as of the close of business on June 30, 2017. This dividend policy, if continued, would require us to pay out approximately $25,211,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2017, our unconsolidated joint ventures had $896,371,000 of outstanding indebtedness, of which our share was $180,838,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, our Board of Directors approved the repurchase of up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions.  The amount and the timing of repurchases, if any, will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2017, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $254,763,000 and $162,965,000 as of June 30, 2017 and December 31, 2016, respectively, an increase $91,798,000. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$81,992	$131,976
Investing activities	476,113	(61,328)
Financing activities	(466,307)	17,944

Operating Activities

Six months ended June 30, 2017 – We generated $81,992,000 of cash from operating activities for the six months ended June 30, 2017, primarily from (i) $94,969,000 of net income (before $89,147,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $2,904,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $15,881,000 of net changes in operating assets and liabilities  Noncash adjustments of $89,147,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures and straight-lining of rental income. The changes in operating assets and liabilities were primarily due to additions to deferred charges.

Six months ended June 30, 2016 – We generated $131,976,000 of cash from operating activities for the six months ended June 30, 2016, primarily from (i) $85,468,000 of net income (before $85,045,000 of noncash adjustments), (ii) $41,444,000 of net changes in operating assets and liabilities and (iii) $5,064,000 of distributions from unconsolidated joint ventures and real estate funds.  Noncash adjustments of $85,045,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to an increase in income taxes payable, partially offset by additions to deferred charges

Investing Activities

Six months ended June 30, 2017 – We generated $476,113,000 of cash from investing activities for the six months ended June 30, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate and (ii) $23,845,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $33,079,000 for additions to real estate, which was comprised of spending for tenant improvements and other building improvements, (iv) $28,791,000 for the investments in unconsolidated joint ventures, (v) $12,697,000 increase in restricted cash and (vi) $12,914,000 deposit on real estate.

Six months ended June 30, 2016 – We used $61,328,000 of cash for investing activities for the six months ended June 30, 2016, primarily due to (i) $73,840,000 for additions to real estate, which was comprised of spending for tenant improvements and other building improvements, partially offset by (ii) $12,512,000 of decrease in restricted cash.

Financing Activities

Six months ended June 30, 2017 – We used $466,307,000 of cash for financing activities for the six months ended June 30, 2017, primarily due to (i) $1,044,821,000 for repayments of notes and mortgages payable and $7,877,000 for debt breakage costs, primarily for the repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility, (iii) $107,162,000 for distributions to noncontrolling interests, (iv) 50,358,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities, and (vi) $7,344,000 for the payment of debt issuance costs, primarily offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $60,000,000 of borrowings under the revolving credit facility and (ix) $9,278,000 of contributions from noncontrolling interests.

Six months ended June 30, 2016 – We generated $17,944,000 of cash from financing activities for the six months ended June 30, 2016, primarily from (i) $506,627,000 of proceeds from notes and mortgages payable, primarily from the refinancing of 31 West 52nd Street and (ii) $60,000,000 of borrowings under the revolving credit facility, partially offset by (iii) $414,202,000 for repayments of notes and mortgages payable, primarily for the repayment of 31 West 52nd Street loan, (iv) $60,000,000 for repayments of the amounts borrowed under the revolving credit facility, (v) $50,214,000 for dividends and distributions paid to common stockholders and unitholders, (vi) $16,040,000 for the settlement of swap liabilities and (vii) $6,487,000 for the payment of debt issuance costs.

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

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income to NOI and Cash NOI:
Net income	$138,182	$19,561	$110,959	$2,197	$5,465
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	68,636	38,063	5,333	24,729	511
General and administrative	16,573	-	-	-	16,573
Interest and debt expense	34,817	22,191	713	10,194	1,719
Debt breakage costs	5,162	-	5,162	-	-
Transaction related costs	502	-	-	-	502
Income tax expense	970	-	-	3	967
NOI from unconsolidated joint ventures	4,958	4,838	-	-	120
Income from unconsolidated joint ventures	(16,535)	(16,473)	-	-	(62)
Loss from unconsolidated real estate funds	2,411	-	-	-	2,411
Fee income	(4,448)	-	-	-	(4,448)
Interest and other income, net	(2,486)	(29)	(11)	(42)	(2,404)
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
NOI	114,753	68,151	11,573	37,081	(2,052)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,200)	-	-	(12,200)	-
Consolidated real estate fund	(345)	-	-	-	(345)
Paramount's share of NOI	$102,208	$68,151	$11,573	$24,881	$(2,397)

NOI	$114,753	$68,151	$11,573	$37,081	$(2,052)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(12,208)	(7,545)	(333)	(4,302)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(7,818)	817	(550)	(8,085)	-
Cash NOI	94,727	61,423	10,690	24,694	(2,080)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(8,946)	-	-	(8,946)	-
Consolidated real estate fund	(345)	-	-	-	(345)
Paramount's share of Cash NOI	$85,436	$61,423	$10,690	$15,748	$(2,425)

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$7,910	$12,028	$2,218	$5,947	$(12,283)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	67,287	46,309	7,869	12,648	461
General and administrative	12,139	-	-	-	12,139
Interest and debt expense	38,009	17,614	5,129	13,836	1,430
Transaction related costs	508	-	-	-	508
Income tax expense (benefit)	(1,398)	-	(1,820)	5	417
NOI from unconsolidated joint ventures	4,536	4,456	-	-	80
Income from unconsolidated joint ventures	(2,003)	(1,985)	-	-	(18)
Loss from unconsolidated real estate funds	960	-	-	-	960
Fee income	(4,175)	-	-	-	(4,175)
Interest and other income, net	(1,030)	(69)	(12)	(9)	(940)
Unrealized gain on interest rate swaps	(10,073)	(2,089)	-	(7,984)	-
NOI	112,670	76,264	13,384	24,443	(1,421)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,348)	-	-	(12,348)	-
Consolidated real estate fund	(147)	-	-	-	(147)
Paramount's share of NOI	$100,175	$76,264	$13,384	$12,095	$(1,568)

NOI	$112,670	$76,264	$13,384	$24,443	$(1,421)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(24,764)	(19,281)	(1,792)	(3,663)	(28)
Amortization of above and below-market leases, net	(7,100)	(2,481)	(553)	(4,066)	-
Cash NOI	80,806	54,502	11,039	16,714	(1,449)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(8,406)	-	-	(8,406)	-
Consolidated real estate fund	(147)	-	-	-	(147)
Paramount's share of Cash NOI	$72,253	$54,502	$11,039	$8,308	$(1,596)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$139,811	$21,051	$118,539	$3,828	$(3,607)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	131,628	77,094	10,614	42,778	1,142
General and administrative	30,154	-	-	-	30,154
Interest and debt expense	71,835	44,192	2,724	20,957	3,962
Debt breakage costs	7,877	-	5,162	2,715	-
Transaction related costs	777	-	-	-	777
Income tax expense	5,252	-	-	8	5,244
NOI from unconsolidated joint ventures	9,781	9,591	-	-	190
Income from unconsolidated joint ventures	(18,472)	(18,398)	-	-	(74)
Loss from unconsolidated real estate funds	2,123	-	-	-	2,123
Fee income	(14,004)	-	-	-	(14,004)
Interest and other income, net	(5,686)	(61)	(20)	(69)	(5,536)
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	225,285	133,469	26,436	68,415	(3,035)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(24,229)	-	-	(24,229)	-
Consolidated real estate fund	(486)	-	-	-	(486)
Paramount's share of NOI	$200,570	$133,469	$26,436	$44,186	$(3,521)

NOI	$225,285	$133,469	$26,436	$68,415	$(3,035)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(32,719)	(21,513)	(1,396)	(9,843)	33
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(10,699)	2,957	(1,097)	(12,559)	-
Cash NOI	181,867	114,913	23,943	46,013	(3,002)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,828)	-	-	(16,828)	-
Consolidated real estate fund	(486)	-	-	-	(486)
Paramount's share of Cash NOI	$164,553	$114,913	$23,943	$29,185	$(3,488)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$423	$20,117	$1,785	$6,417	$(27,896)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	142,099	99,470	15,611	26,168	850
General and administrative	26,100	-	-	-	26,100
Interest and debt expense	75,128	34,556	10,262	27,629	2,681
Transaction related costs	1,443	-	-	-	1,443
Income tax (benefit) expense	(1,035)	-	(2,536)	33	1,468
NOI from unconsolidated joint ventures	8,964	8,803	-	-	161
Income from unconsolidated joint ventures	(3,499)	(3,461)	-	-	(38)
Loss from unconsolidated real estate funds	1,286	-	-	-	1,286
Fee income	(7,592)	-	-	-	(7,592)
Interest and other income, net	(2,730)	(118)	(31)	(15)	(2,566)
Unrealized gain on interest rate swaps	(16,933)	(3,590)	-	(13,343)	-
NOI	223,654	155,777	25,091	46,889	(4,103)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(23,617)	-	-	(23,617)	-
Consolidated real estate fund	303	-	-	-	303
Paramount's share of NOI	$200,340	$155,777	$25,091	$23,272	$(3,800)

NOI	$223,654	$155,777	$25,091	$46,889	$(4,103)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(44,734)	(35,969)	(2,414)	(6,382)	31
Amortization of above and below-market leases, net	(3,481)	5,688	(1,106)	(8,063)	-
Cash NOI	175,439	125,496	21,571	32,444	(4,072)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,250)	-	-	(16,250)	-
Consolidated real estate fund	303	-	-	-	303
Paramount's share of Cash NOI	$159,492	$125,496	$21,571	$16,194	$(3,769)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2017 and 2016. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended June 30, 2017	$102,208	$68,151		$11,573	$24,881	$(2,397)
Acquisitions (1)	(12,026)	(694)		-	(11,332)	-
Dispositions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,041)	(175)		-	(866)	-
Other, net	(785)	30		-	(698)	(117)
Paramount's share of Same Store NOI for
the three months ended June 30, 2017	$88,356	$67,312		$11,573	$11,985	$(2,514)

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended June 30, 2016	$100,175	$76,264		$13,384	$12,095	$(1,568)
Acquisitions	-	-		-	-	-
Dispositions (2)	(4,051)	-		(4,051)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(138)	(106)		-	(32)	-
Other, net	(4,046)	(3,745)	(3)	-	-	(301)
Paramount's share of Same Store NOI for
the three months ended June 30, 2016	$91,940	$72,413		$9,333	$12,063	$(1,869)

(Decrease) increase in Same Store NOI	$(3,584)	$(5,101)		$2,240	$(78)	$(645)

% (Decrease) increase	(3.9%)	(7.0%)		24.0%	(0.6%)

(1)	Represents our share of NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Represents our share of NOI attributable to Waterview, which was sold in May 2017.
(3)	Includes $3,915 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2017	$85,436	$61,423	$10,690	$15,748	$(2,425)
Acquisitions (1)	(6,827)	(804)	-	(6,023)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,041)	(175)	-	(866)	-
Other, net	(87)	30	-	-	(117)
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2017	$77,481	$60,474	$10,690	$8,859	$(2,542)

	For the Three Months Ended June 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2016	$72,253	$54,502	$11,039	$8,308	$(1,596)
Acquisitions	-	-	-	-	-
Dispositions (2)	(4,081)	-	(4,081)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(138)	(106)	-	(32)	-
Other, net	(301)		-	-	(301)
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2016	$67,733	$54,396	$6,958	$8,276	$(1,897)

Increase (decrease) in Same Store Cash NOI	$9,748	$6,078	$3,732	$583	$(645)

% Increase (decrease)	14.4%	11.2%	53.6%	7.0%

(1)	Represents our share of Cash NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Represents our share of Cash NOI attributable to Waterview, which was sold in May 2017.

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the six months
ended June 30, 2017	$200,570	$133,469		$26,436	$44,186	$(3,521)
Acquisitions (1)	(20,065)	(1,240)		-	(18,825)	-
Dispositions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,107)	(241)		-	(866)	-
Other, net	(785)	30		-	(698)	(117)
Paramount's share of Same Store NOI for
the six months ended June 30, 2017	$178,613	$132,018		$26,436	$23,797	$(3,638)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the six months
ended June 30, 2016	$200,340	$155,777		$25,091	$23,272	$(3,800)
Acquisitions	-	-		-	-	-
Dispositions (2)	(4,051)	-		(4,051)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(11,138)	(11,074)	(3)	-	(64)	-
Other, net	2,739	3,040	(4)	-	-	(301)
Paramount's share of Same Store NOI for
the six months ended June 30, 2016	$187,890	$147,743		$21,040	$23,208	$(4,101)

(Decrease) increase in Same Store NOI	$(9,277)	$(15,725)		$5,396	$589	$463

% (Decrease) increase	(4.9%)	(10.6%)		25.6%	2.5%

(1)	Represents our share of NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Represents our share of NOI attributable to Waterview, which was sold in May 2017.
(3)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.
(4)

Includes $10,057 of non-cash write-off primarily related to an above-market lease asset from the termination of a tenant’s lease at 1633 Broadway, partially offset by $7,830 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2017	$164,553	$114,913		$23,943	$29,185	$(3,488)
Acquisitions (1)	(13,051)	(1,418)		-	(11,633)	-
Dispositions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,107)	(241)		-	(866)	-
Other, net	(87)	30		-	-	(117)
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2017	$150,308	$113,284		$23,943	$16,686	$(3,605)

	For the Six Months Ended June 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2016	$159,492	$125,496		$21,571	$16,194	$(3,769)
Acquisitions	-	-		-	-	-
Dispositions (2)	(4,081)	-		(4,081)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(11,138)	(11,074)	(3)	-	(64)	-
Other, net	172	473		-	-	(301)
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2016	$144,445	$114,895		$17,490	$16,130	$(4,070)

Increase (decrease) in Same Store Cash NOI	$5,863	$(1,611)		$6,453	$556	$465

% Increase (decrease)	4.1%	(1.4%)		36.9%	3.4%

(1)	Represents our share of Cash NOI attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street, in San Francisco, which was acquired in December 2016.
(2)	Represents our share of Cash NOI attributable to Waterview, which was sold in May 2017.
(3)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.

FFO and Core FFO

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs, realized and unrealized gain or losses on real estate fund investments, unrealized gains or losses on interest rate swaps, severance costs and defeasance and debt breakage costs, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net income to FFO and Core FFO.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2017	2016	2017	2016
Reconciliation of net income to FFO and Core FFO:
Net income	$138,182	$7,910	$139,811	$423
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	70,660	68,843	135,500	145,194
Gain on sale of Waterview	(110,583)	-	(110,583)	-
FFO	98,259	76,753	164,728	145,617
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(7,740)	(10,560)	(14,935)	(18,707)
Consolidated real estate fund	(20,276)	(144)	(20,416)	304
Operating Partnership	(7,925)	(11,806)	(15,470)	(23,723)
FFO attributable to common stockholders	$62,318	$54,243	$113,907	$103,491
Per diluted share	$0.27	$0.25	$0.49	$0.48

FFO	$98,259	$76,753	$164,728	$145,617
Non-core items:
After-tax net gain on sale of residential condominium land parcel	(21,568)	-	(21,568)	-
Distributions in excess of basis of 712 Fifth Avenue	(15,072)	-	(15,072)	-
Debt breakage costs	5,162	-	7,877	-
Realized and unrealized loss from unconsolidated real estate funds	2,482	892	2,247	1,139
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	(364)	(10,490)	(2,750)	(17,350)
Transaction related costs	502	508	777	1,443
Severance costs	-	-	-	2,874
Core FFO	69,401	67,663	136,239	133,723
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(7,740)	(6,488)	(15,401)	(11,902)
Consolidated real estate fund	12	(144)	(128)	304
Operating Partnership	(7,108)	(10,909)	(14,640)	(22,812)
Core FFO attributable to common stockholders	$54,565	$50,122	$106,070	$99,313
Per diluted share	$0.23	$0.23	$0.45	$0.46

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	234,990,468	217,121,592	232,968,602	214,762,593
Effect of dilutive securities	20,362	15,965	27,220	-
Denominator for FFO and Core FFO per diluted share	235,010,830	217,137,557	232,995,822	214,762,593

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2017.

Property	Rate	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$1,001,563
1301 Avenue of the Americas	3.05%	-	-	-	-	500,000	-	500,000	488,026
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	485,876
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	990,139
Total Fixed Rate Debt	3.66%	$-	$-	$-	$-	$500,000	$2,475,000	$2,975,000	$2,965,604

Variable Rate Debt:
1633 Broadway	2.80%	$-	$-	$-	$-	$-	$30,100	$30,100	$30,047
1301 Avenue of the Americas	2.86%	-	-	-	-	350,000	-	350,000	351,419
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	2.86%	$-	$-	$-	$-	$350,000	$30,100	$380,100	$381,466

Total Consolidated Debt	3.57%	$-	$-	$-	$-	$850,000	$2,505,100	$3,355,100	$3,347,070

(1)	This debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $896,371,000 of outstanding indebtedness as of June 30, 2017, of which our share was $180,838,000.

The following table summarized our fixed rate debt that has been swapped from floating rate to fixed as of June 30, 2017.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2017
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2015	Dec-2020	1.65%	$730
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$730

1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$993
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	167
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	659
Total interest rate swap liabilities designated as cash flow hedges					$1,819

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	June 30, 2017			December 31, 2016
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$380,100	2.86%	$3,801	$599,627	2.29%
Fixed rate (1)	2,477,750	3.59%	-	2,593,343	3.99%
	$2,857,850	3.49%	$3,801	$3,192,970	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	3.61%	$288	$55,750	2.72%
Fixed rate (1)	152,030	3.41%	-	69,692	5.74%
	$180,838	3.44%	$288	$125,442	4.40%

Noncontrolling interests' in the Operating Partnership share of above			$(462)
Total change in annual net income			$3,627
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

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

As of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2017, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

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

Paramount Group, Inc.

Date: August 3, 2017	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
_______________________
*	Filed herewith.
**	Furnished herewith.