Form 10-Q
period 2017-09-30
Paramount Group, Inc.
filed 2017-11-06
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

As of October 13, 2017, there were 240,073,742 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	September 30, 2017	December 31, 2016
Real estate, at cost
Land	$2,209,506	$2,091,535
Buildings and improvements	6,097,220	5,757,558
	8,306,726	7,849,093
Accumulated depreciation and amortization	(443,555)	(318,161)
Real estate, net	7,863,171	7,530,932
Cash and cash equivalents	185,028	162,965
Restricted cash	32,320	29,374
Investments in unconsolidated joint ventures	46,014	6,411
Investments in unconsolidated real estate funds	8,146	28,173
Preferred equity investments, net of allowance of $19,588 and $0	35,763	55,051
Marketable securities	27,867	22,393
Accounts and other receivables, net of allowance of $324 and $202	13,822	15,251
Deferred rent receivable	209,226	163,695
Deferred charges, net of accumulated amortization of $16,628 and $9,832	88,846	71,184
Intangible assets, net of accumulated amortization of $189,209 and $166,841	373,053	412,225
Assets held for sale	-	346,685
Other assets	40,752	22,829
Total assets (1)	$8,924,008	$8,867,168

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $44,029 and $43,281	$3,539,071	$3,364,898
Revolving credit facility	-	230,000
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	97,679	103,896
Dividends and distributions payable	25,211	25,151
Intangible liabilities, net of accumulated amortization of $71,453 and $55,349	138,563	153,018
Other liabilities	54,029	76,959
Total liabilities (1)	3,881,852	3,981,221
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 240,073,742 and 230,015,356 shares in 2017 and 2016, respectively	2,400	2,300
Additional paid-in-capital	4,286,265	4,116,987
Earnings less than distributions	(104,059)	(129,654)
Accumulated other comprehensive income	1,014	372
Paramount Group, Inc. equity	4,185,620	3,990,005
Noncontrolling interests in:
Consolidated joint ventures	408,035	253,788
Consolidated real estate fund	14,947	64,793
Operating Partnership (24,977,743 and 34,511,214 units outstanding)	433,554	577,361
Total equity	5,042,156	4,885,947
Total liabilities and equity	$8,924,008	$8,867,168

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.6% as of September 30, 2017. The assets and liabilities of the Operating Partnership, as of September 30, 2017, include $1,970,149 and $1,272,907 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2017	2016	2017	2016
REVENUES:
Rental income	$156,384	$149,019	$469,961	$445,452
Tenant reimbursement income	14,053	11,978	38,761	33,101
Fee and other income	9,333	10,321	29,988	37,986
Total revenues	179,770	171,318	538,710	516,539
EXPENSES:
Operating	68,264	64,025	197,696	186,964
Depreciation and amortization	66,515	66,376	198,143	208,475
General and administrative	14,470	13,235	44,624	39,335
Transaction related costs	274	282	1,051	1,725
Total expenses	149,523	143,918	441,514	436,499
Operating income	30,247	27,400	97,196	80,040
Income from unconsolidated joint ventures	671	1,792	19,143	5,291
Loss from unconsolidated real estate funds	(3,930)	(1,254)	(6,053)	(2,540)
Interest and other (loss) income, net	(17,668)	2,299	(11,982)	5,029
Interest and debt expense	(35,733)	(38,278)	(107,568)	(113,406)
Loss on early extinguishment of debt	-	-	(7,877)	-
Gain on sale of real estate	-	-	133,989	-
Unrealized gain on interest rate swaps	-	12,728	1,802	29,661
Net (loss) income before income taxes	(26,413)	4,687	118,650	4,075
Income tax benefit (expense)	1,010	(218)	(4,242)	817
Net (loss) income	(25,403)	4,469	114,408	4,892
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	14,217	(4,703)	11,029	(10,062)
Consolidated real estate fund	(114)	67	(20,195)	819
Operating Partnership	1,086	28	(12,068)	906
Net (loss) income attributable to common stockholders	$(10,214)	$(139)	$93,174	$(3,445)

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) income per common share	$(0.04)	$(0.00)	$0.40	$(0.02)
Weighted average shares outstanding	239,445,810	219,394,245	235,151,398	216,317,746

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) income per common share	$(0.04)	$(0.00)	$0.40	$(0.02)
Weighted average shares outstanding	239,445,810	219,394,245	235,177,683	216,317,746

DIVIDENDS PER COMMON SHARE	$0.095	$0.095	$0.285	$0.285

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net (loss) income	$(25,403)	$4,469	$114,408	$4,892
Other comprehensive income (loss):
Change in value of interest rate swaps	738	7,802	729	(33,812)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	226	(82)	39	(19)
Comprehensive (loss) income	(24,439)	12,189	115,176	(28,939)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	14,217	(4,703)	11,029	(10,062)
Consolidated real estate fund	(114)	67	(20,195)	819
Operating Partnership	993	(1,286)	(12,194)	7,488
Comprehensive (loss) income attributable to common stockholders	$(9,343)	$6,267	$93,816	$(30,694)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Funds	Operating Partnership	Total Equity

Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$236,849	$414,637	$898,047	$5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	-	(351,035)	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	236,849	63,602	898,047	4,959,515
Net income (loss)	-	-	-	(3,445)	-	10,062	(819)	(906)	4,892
Common shares issued upon redemption of common units	7,403	74	126,068	-	-	-	-	(126,142)	-
Common shares issued under Omnibus share plan	97	-	-	-	-	-	-	-	-
Dividends and distributions ($0.285 per share and unit)	-	-	-	(61,953)	-	-	-	(13,496)	(75,449)
Distributions to noncontrolling interests	-	-	-	-	-	(2,692)	-	-	(2,692)
Change in value of interest rate swaps	-	-	-	-	(27,231)	-	-	(6,581)	(33,812)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(18)	-	-	(1)	(19)
Amortization of equity awards	-	-	1,605	-	-	-	-	8,019	9,624
Other	-	-	18	191	-	15	7	-	231
Balance as of September 30, 2016	219,612	$2,196	$3,930,549	$(101,327)	$(35,092)	$244,234	$62,790	$758,940	$4,862,290

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income (loss)	-	-	-	93,174	-	(11,029)	20,195	12,068	114,408
Common shares issued upon redemption of common units	10,001	100	166,424	-	-	-	-	(166,524)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	58	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.285 per share and unit)	-	-	-	(67,425)	-	-	-	(8,204)	(75,629)
Contributions from noncontrolling interests	-	-	-	-	-	96,472	4,305	-	100,777
Distributions to noncontrolling interests	-	-	-	-	-	(41,203)	(74,346)	-	(115,549)
Consolidation of 50 Beale Street	-	-	-	-	-	110,007	-	-	110,007
Change in value of interest rate swaps	-	-	-	-	600	-	-	129	729
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	-	-	-	-	42	-	-	(3)	39
Amortization of equity awards	-	-	2,244	-	-		-	10,882	13,126
Other	-	-	610	-	-	-	-	7,845	8,455
Balance as of September 30, 2017	240,074	$2,400	$4,286,265	$(104,059)	$1,014	$408,035	$14,947	$433,554	$5,042,156

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,408	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,143	208,475
Amortization of deferred financing costs	8,367	4,121
Gain on sale of real estate	(133,989)	-
Straight-lining of rental income	(43,529)	(67,843)
Amortization of above and below-market leases, net	(14,164)	(6,593)
Loss on early extinguishment of debt	7,877	-
Unrealized gain on interest rate swaps	(1,802)	(29,661)
Realized and unrealized gains on marketable securities	(3,198)	(341)
Valuation allowance on preferred equity investment	19,588	-
Income from unconsolidated joint ventures	(19,143)	(5,291)
Distributions of earnings from unconsolidated joint ventures	3,380	5,824
Loss from unconsolidated real estate funds	6,053	2,540
Distributions of earnings from unconsolidated real estate funds	275	308
Amortization of stock-based compensation expense	11,692	8,766
Other non-cash adjustments	395	1,981
Changes in operating assets and liabilities:
Accounts and other receivables	2,260	(1,455)
Deferred charges	(25,429)	(11,266)
Other assets	(18,094)	(39,338)
Accounts payable and accrued expenses	(10,710)	(3,335)
Deferred income taxes	(1,499)	(2,979)
Other liabilities	4,190	1,343
Net cash provided by operating activities	105,071	70,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	540,333	-
Acquisitions of real estate	(161,184)	-
Additions to real estate	(59,255)	(107,445)
Investments in unconsolidated joint ventures	(28,886)	-
Distributions of capital from unconsolidated joint ventures	20,000	-
Deposits on real estate	-	(50,000)
Changes in restricted cash	(8,224)	11,380
Distributions of capital from unconsolidated real estate funds	13,849	-
Contributions of capital to unconsolidated real estate funds	(790)	(1,084)
Net cash provided by (used in) investing activities	315,843	(147,149)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and mortgages payable	$(1,044,821)	$(414,564)
Proceeds from notes and mortgages payable	991,556	509,578
Repayment of borrowings under revolving credit facility	(290,000)	(80,000)
Borrowings under revolving credit facility	60,000	110,000
Distributions to noncontrolling interests	(115,549)	(2,692)
Contributions from noncontrolling interests	100,777	-
Dividends paid to common stockholders	(66,469)	(61,241)
Settlement of interest rate swap liabilities	(19,425)	(16,040)
Loss on early extinguishment of debt	(7,877)	-
Debt issuance costs	(7,344)	(6,532)
Transfer tax refund in connection with the acquisition of noncontrolling interests	9,555	-
Distributions paid to common unitholders	(9,100)	(14,124)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(154)	-
Net cash (used in) provided by financing activities	(398,851)	24,385

Net increase (decrease) in cash and cash equivalents	22,063	(52,616)
Cash and cash equivalents at beginning of period	162,965	143,884
Decrease in cash due to deconsolidation of real estate fund investments	-	(7,987)
Cash and cash equivalents at end of period	$185,028	$83,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$106,731	$106,015
Cash payments for income taxes, net of refunds	5,042	1,524

NON-CASH TRANSACTIONS:
Common shares issued upon redemption of common units	$166,524	$126,142
Dividends and distributions declared but not yet paid	25,211	25,151
Write-off of fully amortized and/or depreciated assets	5,958	8,475
Additions to real estate included in accounts payable and accrued expenses	10,986	6,609
Purchases of marketable securities resulting in a decrease to restricted cash	2,278	139
Change in fair value of interest rate swaps	(729)	33,812
Consolidation (deconsolidation) of real estate and real estate fund investments	102,512	(396,697)
Assumption of notes and mortgages payable	228,000	-

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware Limited Partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of September 30, 2017, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.6% of, the Operating Partnership as of September 30, 2017.

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

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the operating results for the full year.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Issued Accounting Pronouncements Not Impacting Our Financial Statements

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

In August 2017, the FASB issued ASU 2017-12, an update to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 improves transparency and understandability of information by better aligning the financing reporting for hedging relationships with the risk management activities. ASU 2017-12 also simplifies the application of hedge accounting through changes in both the designation and measurement of qualifying hedging relationships. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We are evaluating the impact of ASU 2017-12 but do not believe the adoption will have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Potentially Impacting Our Financial Statements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We plan to implement ASU 2014-09 on January 1, 2018, using the modified retrospective approach. While we do not believe the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements, it will result in additional disclosures on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted the provisions of ASU 2017-01 on October 1, 2016 and concluded that the acquisition of our One Front Street property in December 2016 and 50 Beale in July 2017 did not meet the definition of a business and therefore were treated as asset acquisitions.

In February 2017, the FASB issued ASU 2017-05, an update to ASC Topic 610, Other Income. ASU 2017-05 clarifies the scope and accounting for derecognition of a nonfinancial asset and eliminates the guidance in ASC 360-20 specific to real estate sales and partial sales. ASU 2017-05 requires an entity that transfers control of a nonfinancial asset to measure any noncontrolling interest it retains (or receives) at fair value. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for entities concurrently early adopting ASU 2014-09. We plan to adopt the provisions of ASU 2017-05 on January 1, 2018, using the modified retrospective approach. Upon adoption, we expect to record a $7,086,000 adjustment to “investments in unconsolidated joint ventures” relating to the measurement of our consolidated Residential Development Fund’s (“RDF”) retained interest in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”) at fair value. See Note 5, Investments in Unconsolidated Joint Ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Acquisitions

50 Beale Street

Prior to July 17, 2017, we owned a 3.1% economic interest in 50 Beale Street, a 660,625 square foot Class A office building in San Francisco, California (“50 Beale”) through two real estate funds that owned 42.8% of the property (See Note 6, Real Estate Fund Investments). The remaining 57.2% was owned by third party investors. On July 17, 2017, we and a new joint venture in which we have a 36.6% interest, completed the acquisition of 62.2% of the property from our two funds and the third party investors. Subsequent to the acquisition, we own a direct 13.2% interest in the property and the new joint venture owns the remaining 49.0% interest. Accordingly, our economic interest in the property is 31.1%. We began consolidating the accounts of 50 Beale into our consolidated financial statements from the date of acquisition because the property is held through a VIE and we are deemed to be the primary beneficiary of the VIE.

The acquisition valued the property at $517,500,000 and included the assumption of $228,000,000 of existing debt that bears interest at a fixed rate of 3.65% and is scheduled to mature in October 2021. The following table summarizes the allocation of purchase price between the assets acquired and liabilities assumed on the date of acquisition.

(Amounts in thousands)
Purchase price allocation:
Land	$141,097
Building and improvements	343,819
In-place lease intangible assets	27,965
Above-market lease intangible assets	2,976
Accounts receivable and other assets	1,338
Below-market lease intangible liabilities	(11,472)
Accounts payable and other liabilities	(6,532)
Notes and mortgages payable	(228,000)
Net assets acquired	$271,191

4.	Dispositions

Waterview

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a net gain of $110,583,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the nine months ended September 30, 2017.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Joint Ventures

On January 24, 2017, a joint venture in which we have a 5.0% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion from certain of our real estate funds and the other investors (see Note 6, Real Estate Fund Investments). In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property. We began accounting for our investment in 60 Wall Street under the equity method, from the date of the acquisition.

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

The following tables summarize our investments in unconsolidated joint ventures as of September 30, 2017 and December 31, 2016 and income from these investments for the three and nine months ended September 30, 2017 and 2016.

(Amounts in thousands)	Paramount		As of
Our Share of Investments:	Ownership		September 30, 2017		December 31, 2016
712 Fifth Avenue	50.0%		$-	(1)	$2,912
60 Wall Street	5.0%		26,406		-
75 Howard	20.0%	(2)	16,077		-
Oder-Center, Germany	9.5%		3,531		3,499
Investments in unconsolidated joint ventures			$46,014		$6,411

			For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	Paramount		September 30,			September 30,
Our Share of Net Income (Loss):	Ownership		2017		2016	2017		2016
712 Fifth Avenue	50.0%		$596	(1)	$1,772	$19,030	(1)	$5,233
60 Wall Street	5.0%		(45)		-	(81)		-
75 Howard	20.0%	(2)	100		-	133		-
Oder-Center, Germany	9.5%		20		20	61		58
Income from unconsolidated joint ventures			$671		$1,792	$19,143		$5,291

(1)

Prior to June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our
50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, in accordance with GAAP, we can no longer recognize our proportionate share of earnings from the venture until our basis is above zero. Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture.

(2)	Represents RDF’s ownership interest in the property. We own a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2017	December 31, 2016
Real estate, net	$204,083	$207,632
Other assets	56,710	40,701
Total assets	$260,793	$248,333

Notes and mortgages payable, net	$296,051	$245,990
Other liabilities	5,765	8,783
Total liabilities	301,816	254,773
Equity (1)	(41,023)	(6,440)
Total liabilities and equity	$260,793	$248,333

(1)

As of September 30, 2017, the carrying amount of our investment is greater than our share of the equity by $20,512. This basis difference resulted from distributions in excess of the equity in net earnings of the property.

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statements:	2017	2016	2017	2016
Rental income	$12,626	$12,107	$38,284	$37,501
Tenant reimbursement income	1,338	1,342	3,855	3,351
Fee and other income	507	418	1,101	1,613
Total revenues	14,471	13,867	43,240	42,465
Operating expenses	6,197	6,081	18,265	17,073
Depreciation and amortization	3,067	3,193	9,062	9,244
Total expenses	9,264	9,274	27,327	26,317
Operating income	5,207	4,593	15,913	16,148
Interest and other income, net	68	16	140	49
Interest and debt expense	(2,700)	(2,787)	(8,651)	(8,287)
Unrealized gain on interest rate swaps	-	1,722	1,896	2,556
Net income	$2,575	$3,544	$9,298	$10,466

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Real Estate Fund Investments

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

As of December 31, 2016, Fund II and Fund III collectively owned a 62.3% interest in 60 Wall Street, a 1.6 million square foot office tower in Manhattan. On January 24, 2017, Fund II and Fund III, together with the other investors that owned the remaining 37.7% interest, sold their interests in 60 Wall Street to a newly formed joint venture, in which we have a 5.0% ownership interest. Accordingly, beginning on January 24, 2017, we began accounting for our investment in 60 Wall Street under the equity method. See Note 5, Investments in Unconsolidated Joint Ventures.

We own a 7.2% interest in Fund VII and Fund VII-H that, prior to July 17, 2017, owned 42.8% of 50 Beale. On July 17, 2017, Fund VII and Fund VII-H completed the sale of their interests to us and a new joint venture, in which we have a 36.6% ownership interest (see Note 3, Acquisitions).

The following tables summarize our investments in these unconsolidated real estate funds as of September 30, 2017 and December 31, 2016, and income or loss recognized from these investments for the three and nine months ended September 30, 2017 and 2016.

	As of
(Amounts in thousands)	September 30, 2017	December 31, 2016
Our Share of Investments:
Property funds	$2,673	$22,811
Alternative investment fund	5,473	5,362
Investments in unconsolidated real estate funds	$8,146	$28,173

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Our Share of Net Loss:	2017	2016	2017	2016
Net investment income (loss)	$104	$170	$228	$(437)
Net realized loss	(839)	-	(665)	-
Net unrealized gain (loss)	202	(361)	(26)	(2,939)
Carried interest	(3,397)	(1,063)	(5,590)	836
Loss from unconsolidated real estate funds (1)	$(3,930)	$(1,254)	$(6,053)	$(2,540)

(1)	Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2017, we own a 10.0% interest in Fund II, a 3.1% interest in Fund III, and a 7.5% interest in Fund VII, all of which are accounted for under the equity method. The following tables provide summarized financial information for Fund II, Fund III and Fund VII as of the dates and for the periods set forth below.

(Amounts in thousands)	As of September 30, 2017			As of December 31, 2016
Balance Sheets:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Real estate investments	$51	$15,701	$33,259	$64,989	$39,376	$165,556	(1)
Cash and cash equivalents	826	2,305	762	1,297	2,221	741
Other assets	115	-	2	127	-	-
Total assets	$992	$18,006	$34,023	$66,413	$41,597	$166,297

Other liabilities	$45	$29	$618	$60	$49	$1,483
Total liabilities	45	29	618	60	49	1,483
Equity	947	17,977	33,405	66,353	41,548	164,814
Total liabilities and equity	$992	$18,006	$34,023	$66,413	$41,597	$166,297

(1)	Includes $123,105 attributable to 50 Beale that was sold July 17, 2017.

	For the Three Months Ended September 30,
(Amounts in thousands)	2017			2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$2	$303	$479	$1,389	$480	$1,233
Investment expenses	13	54	120	668	55	501
Net investment (loss) income	(11)	249	359	721	425	732
Net realized losses	(5,020)	(1,735)	(3,809)	-	-	-
Net unrealized gains (losses)	5,031	1,607	(4,871)	(40)	177	(4,815)
Income (loss) from real estate fund investments	$-	$121	$(8,321)	$681	$602	$(4,083)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2017			2016
Income Statements:	Fund II	Fund III	Fund VII	Fund II	Fund III	Fund VII
Investment income	$3	$1,444	$1,441	$1,391	$480	$1,233
Investment expenses	291	171	1,156	2,051	193	1,512
Net investment (loss) income	(288)	1,273	285	(660)	287	(279)
Net realized losses	(20,221)	(6,988)	(3,875)	-	-	-
Net unrealized gains (losses)	51	(1,411)	(9,192)	(31,918)	(10,551)	7,929
(Loss) income from real estate fund investments	$(20,458)	$(7,126)	$(12,782)	$(32,578)	$(10,264)	$7,650

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Preferred Equity Investments

As of September 30, 2017, we own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements and summarized in the table below.

Preferred equity investments are recorded at cost. We evaluate the collectability of preferred equity investments each quarter in determining whether they are impaired. Preferred equity investments are impaired when changes in events or circumstances, including delinquencies, loss experience and collateral quality, indicate that it is probable we will be unable to collect all amounts due under the contractual terms. If a preferred equity investment is considered impaired, an impairment loss is measured based on the excess of the carrying amount of the investment over the net realizable value of the collateral.  On April 11, 2017, the partnership that owns 2 Herald Square defaulted on the obligation to extend the maturity date or redeem the preferred equity investment, together with accrued and unpaid dividends. We believe, based on current facts and circumstances, that the redemption of our preferred equity investment, is not probable. Accordingly, we have recorded a $19,588,000 valuation allowance, which is included in “interest and other (loss) income” on our consolidated statements of income for the three and nine months ended September 30, 2017.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of
Preferred Equity Investment	Ownership	Rate	Maturity	September 30, 2017	December 31, 2016
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,763	$35,613
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,588	19,438
				55,351	55,051
Less: valuation allowance (2)				(19,588)	-
Preferred equity investments, net				$35,763	$55,051

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

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. The preferred equity investment had a dividend rate of 10.3%, of which 7.0% was paid in cash and the remainder accreted to the balance of the investment. The preferred equity investment had two one-year extension options.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2017 and December 31, 2016.

	As of
(Amounts in thousands)	September 30, 2017	December 31, 2016
Intangible assets:
Gross amount	$562,262	$579,066
Accumulated amortization	(189,209)	(166,841)
	$373,053	$412,225
Intangible liabilities:
Gross amount	$210,016	$208,367
Accumulated amortization	(71,453)	(55,349)
	$138,563	$153,018

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to “rental income” of $3,175,000 and $3,112,000 for the three months ended September 30, 2017 and 2016, respectively, and $14,164,000 and $6,593,000 for the nine months ended September 30, 2017 and 2016, respectively. The three and nine months ended September 30, 2016 included $1,743,000 and $11,577,000 of expense, respectively, from the write-off of above-market lease assets in connection with lease terminations. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$16,281
2019	14,355
2020	8,750
2021	4,491
2022	1,091

Amortization of acquired in-place leases (a component of “depreciation and amortization” expense) was $17,929,000 and $21,917,000 for the three months ended September 30, 2017 and 2016, respectively, and $58,352,000 and $76,072,000 for the nine months ended September 30, 2017 and 2016, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$60,896
2019	54,639
2020	42,316
2021	30,123
2022	24,009

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California.  The new seven-year interest-only loan matures in February 2024 and has a fixed rate of 4.03%. In connection therewith, we incurred $2,715,000 of prepayment costs, which is included in “loss on early extinguishment of debt” on our consolidated statements of income for the nine months ended September 30, 2017.

The following is a summary of our outstanding debt as of September 30, 2017 and December 31, 2016.

	Maturity	Fixed/	Interest Rate as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2017	September 30, 2017		December 31, 2016
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.00%	30,100	(2)	13,544	(2)
			3.52%	1,030,100		1,013,544
One Market Plaza (49.0% interest)
	Feb-2024	Fixed	4.03%	975,000		860,546
	n/a	n/a	n/a	-		12,414
			4.03%	975,000		872,960
1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.05%	350,000		350,000
			3.05%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
50 Beale (31.1% interest) (3)	Oct-2021	Fixed	3.65%	228,000		-
1899 Pennsylvania Avenue (4)	n/a	n/a	n/a	-		87,675
Liberty Place (4)	n/a	n/a	n/a	-		84,000
Total notes and mortgages payable			3.60%	3,583,100		3,408,179
Less: deferred financing costs				(44,029)		(43,281)
Total notes and mortgages payable, net				$3,539,071		$3,364,898

Revolving Credit Facility	Nov-2018	L + 125 bps	n/a	$-		$230,000

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 10, Derivative Instruments and Hedging Activities.
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000, at LIBOR plus 175 basis points, if certain performance hurdles relating to the property are satisfied.
(3)	Assumed in connection with the acquisition of 50 Beale on July 17, 2017. See Note 3, Acquisitions.
(4)

These loans were repaid on May 3, 2017. In connection with the repayment, we incurred an aggregate of $5,162 of prepayment costs, which are included in “loss on early extinguishment of debt” on our consolidated statement of income for the nine months ended September 30, 2017.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities

We manage our market risk on variable rate debt by entering into interest rate swaps to fix the rate on all or a portion of the debt for varying periods through maturity. These interest rate swaps are accounted for as derivative instruments and, pursuant to ASC Topic 815, are recorded on our consolidated balance sheets at fair value. Changes in the fair value of interest rate swaps are accounted for based on the hedging relationship and their designation and qualification. We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash.  As of September 30, 2017, the fair value of the derivative obligations with such provisions aggregated $1,138,000.

Interest Rate Swaps – Designated as Cash Flow Hedges

As of September 30, 2017, we have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into a forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $738,000 and $7,802,000 for the three months ended September 30, 2017 and 2016, respectively and other comprehensive income of $729,000 and other comprehensive loss of $33,812,000 for the nine months ended September 30, 2017 and 2016, respectively, from the changes in the fair value of these interest rate swaps. During the next twelve months, we estimate that $3,315,000 of the amounts recognized in accumulated other comprehensive income will be reclassified as an increase to interest expense. The tables below provide additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2017
(Amounts in thousands)
1633 Broadway	$400,000	Dec-2015	Dec-2020	1.65%	$1,233
1633 Broadway	300,000	Dec-2015	Dec-2021	1.82%	142
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$1,375

1633 Broadway	$400,000	Dec-2020	Dec-2021	2.35%	$921
1633 Broadway	300,000	Dec-2015	Dec-2022	1.95%	805
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$1,726

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2016
(Amounts in thousands)
1633 Broadway	$400,000	Dec-2020	Dec-2021	2.35%	$139
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$139

1633 Broadway	$300,000	Dec-2015	Dec-2022	1.95%	$828
1633 Broadway	300,000	Dec-2015	Dec-2021	1.82%	379
1633 Broadway	400,000	Dec-2015	Dec-2020	1.65%	12
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$1,219

Interest Rate Swaps – Non-designated Hedges

As of September 30, 2017, we did not have any interest rate swaps that were not designated as hedges. As of December 31, 2016, we had interest rate swap liabilities that had a fair value of $21,227,000, which were terminated on January 19, 2017 in connection with the refinancing of One Market Plaza. See Note 9, Debt for additional details. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. We recognized unrealized gains of $1,802,000 for the nine months ended September 30, 2017 and $12,728,000 and $29,661,000 for the three and nine months ended September 30, 2016, respectively, from the changes in the fair value of these interest rate swaps.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income, by component, for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2017	2016	2017	2016
Amount of (loss) income related to the effective portion of cash flow hedges recognized in other comprehensive income (1)	$(630)	$3,727	$(4,669)	$(35,554)
Amounts reclassified from accumulated other comprehensive income into interest expense (1)	1,297	2,747	5,269	8,323
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (1) (2)	204	(68)	42	(18)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-	-	-

(1)	Net of amount attributable to the noncontrolling interests in the Operating Partnership.
(2)

Balance held in accumulated other comprehensive income relates to foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income during any of the periods set forth above.

12.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale and PGRESS Equity Holdings L.P. As of September 30, 2017 and December 31, 2016, noncontrolling interests in our consolidated joint ventures aggregated $408,035,000 and $253,788,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of September 30, 2017 and December 31, 2016, the noncontrolling interest in our consolidated real estate fund aggregated $14,947,000 and $64,793,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of September 30, 2017 and December 31, 2016, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $433,554,000 and $577,361,000, respectively, and a redemption value of $399,644,000 and $551,834,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Consolidated VIEs

We are the sole general partner of, and own approximately 90.6% of, the Operating Partnership as of September 30, 2017. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2017 and December 31, 2016, the Operating Partnership held variable interests in the entities owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The Operating Partnership is required to consolidate its interest in these entities because it is deemed to be the primary beneficiary and has the power to direct the activities of these entities that most significantly affect economic performance and the obligation to absorb losses and rights to receive benefits that could potentially be significant to the entity. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us.  The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2017	December 31, 2016
Real estate, net	$1,733,361	$1,336,810
Cash and restricted cash	60,725	17,054
Investments in unconsolidated joint venture	16,077	-
Preferred equity investments	35,763	55,051
Accounts and other receivables	2,208	5,966
Deferred rent receivable	42,533	32,103
Deferred charges, net	7,569	695
Intangible assets, net	71,316	52,139
Other assets	597	14,474
Total VIE assets	$1,970,149	$1,514,292

Notes and mortgages payable, net	$1,196,348	$872,960
Accounts payable and other accrued expenses	26,095	21,077
Intangible liabilities, net	50,289	48,654
Other liabilities	175	27,782
Total VIE liabilities	$1,272,907	$970,473

Unconsolidated VIEs

As of September 30, 2017, the Operating Partnership held variable interests in entities that own certain real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds.

	As of September 30, 2017
		Asset Management Fees	Maximum
(Amounts in thousands)	Investments	and Other Receivables	Risk of Loss
Unconsolidated real estate funds	$8,146	$617	$8,763

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Fair Value Measurements

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

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities (which represent the assets in our deferred compensation plan, for which there is a corresponding liability on our consolidated balance sheets) and interest rate swaps. The tables below aggregate the fair values of these financial assets and liabilities as of September 30, 2017 and December 31, 2016, based on their levels in the fair value hierarchy.

	As of September 30, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$27,867	$27,867	$-	$-
Interest rate swap assets (included in "other assets")	1,375	-	1,375	-
Total assets	$29,242	$27,867	$1,375	$-

Interest rate swap liabilities (included in "other liabilities")	$1,726	$-	$1,726	$-
Total liabilities	$1,726	$-	$1,726	$-

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,393	$22,393	$-	$-
Interest rate swap assets (included in "other assets")	139	-	139	-
Total assets	$22,532	$22,393	$139	$-

Interest rate swap liabilities (included in "other liabilities")	$22,446	$-	$22,446	$-
Total liabilities	$22,446	$-	$22,446	$-

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

The following is a summary of the carrying amounts and fair value of these financial instruments as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments	$35,763	$36,048	$55,051	$55,300
Total assets	$35,763	$36,048	$55,051	$55,300

	As of September 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,583,100	$3,575,843	$3,408,179	$3,371,262
Revolving credit facility	-	-	230,000	230,018
Total liabilities	$3,583,100	$3,575,843	$3,638,179	$3,601,280

15.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Fee income
Property management	$1,673	$1,404	$4,815	$4,464
Asset management	1,997	2,003	6,622	5,500
Acquisition and disposition	1,475	187	7,045	777
Other	689	382	1,356	827
Total fee income	5,834	3,976	19,838	11,568
Lease termination income	954	3,460	1,915	14,508	(1)
Other income (2)	2,545	2,885	8,235	11,910
Total fee and other income	$9,333	$10,321	$29,988	$37,986

(1)	Includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(2)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Interest and Other (Loss) Income, net

The following table sets forth the details of interest and other (loss) income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Valuation allowance on preferred equity investment (1)	$(19,588)	$-	$(19,588)	$-
Preferred equity investment income (2)	961	1,460	3,327	4,299
Interest and other income	147	103	743	533
Mark-to-market of investments in our deferred compensation plans (3)	812	736	3,536	197
Total interest and other (loss) income, net	$(17,668)	$2,299	$(11,982)	$5,029

(1)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780 and $14,808 was attributable to the noncontrolling interests.

(2)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $243 and $355 for the three months ended September 30, 2017 and 2016, respectively, and $819 and $1,047 for the nine months ended September 30, 2017 and 2016, respectively. See Note 7, Preferred Equity Investments

(3)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in the deferred compensation plan liabilities, which is included in “general and administrative” expenses.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Interest expense	$32,914	$36,820	$99,201	$109,285
Amortization of deferred financing costs	2,819	1,458	8,367	4,121
Total interest and debt expense	$35,733	$38,278	$107,568	$113,406

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation. As of September 30, 2017, we have 10,369,943 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan.  Stock-based compensation expense was $3,825,000 and $2,583,000 for the three months ended September 30, 2017 and 2016, respectively, and $11,692,000 and $8,766,000 for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense for the nine months ended September 30, 2016 includes $1,855,000 of expense related to the acceleration of vesting of stock awards in connection with a separation agreement.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Earnings Per Share

The following table provides a summary of net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net (loss) income attributable to common stockholders	$(10,214)	$(139)	$93,174	$(3,445)
Earnings allocated to unvested participating securities	(13)	(9)	(86)	(28)
Numerator for (loss) income per common share - basic and diluted	$(10,227)	$(148)	$93,088	$(3,473)
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	239,446	219,394	235,151	216,318
Effect of dilutive employee stock options and restricted share awards (1)	-	-	27	-
Denominator for diluted (loss) income per common share - weighted average shares	239,446	219,394	235,178	216,318

(Loss) income per common share - basic and diluted	$(0.04)	$(0.00)	$0.40	$(0.02)

(1)

The effect of dilutive securities for the three months ended September 30, 2017 and 2016 excludes 27,911 and 46,930 weighted average share equivalents, respectively, and 32,036 and 49,854 weighted average share equivalents for the nine months ended September 30, 2017 and 2016, respectively, as their effect was anti-dilutive.

20.	Related Party

Due to Affiliates

As of September 30, 2017 and December 31, 2016, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes, which bore interest at a fixed rate of 0.50%, were due in October 2017. We amended the agreements to extend the maturity of these notes to November 2018. The notes bear interest at a fixed rate of 1.40% during the extended term. For the three months ended September 30, 2017 and 2016, we recognized $34,000 and $43,000, respectively, of interest expense and for the nine months ended September 30, 2017 and 2016, we recognized $103,000 and $112,000, respectively, of interest expense in connection with these notes.

 Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $207,000 and $195,000 for the three months ended September 30, 2017 and 2016, respectively, and $619,000 and $594,000, for the nine months ended September 30, 2017 and 2016, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2017, there were no amounts owed to us under these agreements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. For the three months ended September 30, 2017 and 2016, we recognized $4,616,000 and $3,227,000, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized $16,391,000 and $7,826,000, respectively, of fee income in connection with these agreements. As of September 30, 2017, amounts owed to us under these agreements aggregated $1,815,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the three months ended September 30, 2017 and 2016, we incurred $50,000 and $137,000 of expense, respectively, and $220,000 and $694,000, respectively, for the nine months ended in September 30, 2017 and 2016, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of September 30, 2017, we owed $95,000 to HTC under this agreement, which is included as a component of “accounts payable and other accrued expenses” on our consolidated balance sheet.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust is for the benefit of Dr. Bussmann’s children. Prior to December 5, 2016, the Mannheim Trust leased 6,790 square feet. On December 5, 2016, the joint venture entered into a new lease agreement for 5,593 square feet, which became effective in January 2017. The new lease expires in April 2023. For the three months ended September 30, 2017 and 2016, we recognized $96,000 and $101,000, respectively, and $274,000 and $305,000 for the nine months ended September 30, 2017 and 2016, respectively, for our share of rental income from this lease.

Acquisitions from Unconsolidated Real Estate Funds

On January 24, 2017, Fund II and Fund III sold their 62.3% interest in 60 Wall Street to a newly formed joint venture, in which we have a 5.0% ownership interest. See Note 5, Investments in Unconsolidated Joint Ventures.

On July 17, 2017, Fund VII and Fund VII-H completed the sale of their 42.8% interest in 50 Beale to us and a newly formed joint venture, in which we have a 36.6% ownership interest. See Note 3, Acquisitions.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2017, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

22.	Segments

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

The following tables provide NOI for each reportable segment for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$173,936	$109,493	$14,986	$49,758	$(301)
Property-related operating expenses	(68,264)	(46,609)	(5,887)	(14,164)	(1,604)
NOI from unconsolidated joint ventures	4,993	4,815	-	-	178
NOI (1)	$110,665	$67,699	$9,099	$35,594	$(1,727)

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$167,342	$113,029	$22,229	$31,441	$643
Property-related operating expenses	(64,025)	(45,748)	(8,322)	(7,994)	(1,961)
NOI from unconsolidated joint ventures	3,974	3,893	-	-	81
NOI (1)	$107,291	$71,174	$13,907	$23,447	$(1,237)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$518,872	$321,419	$56,911	$139,898	$644
Property-related operating expenses	(197,696)	(134,657)	(21,376)	(35,889)	(5,774)
NOI from unconsolidated joint ventures	14,774	14,406	-	-	368
NOI (1)	$335,950	$201,168	$35,535	$104,009	$(4,762)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$504,971	$346,683	$63,689	$92,762	$1,837
Property-related operating expenses	(186,964)	(132,428)	(24,691)	(22,426)	(7,419)
NOI from unconsolidated joint ventures	12,938	12,696	-	-	242
NOI (1)	$330,945	$226,951	$38,998	$70,336	$(5,340)

(1)

Net Operating Income (“NOI”) is used to measure the operating performance of our properties. NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and, accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2017	2016	2017	2016
NOI	$110,665	$107,291	$335,950	$330,945
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	5,834	3,976	19,838	11,568
Depreciation and amortization expense	(66,515)	(66,376)	(198,143)	(208,475)
General and administrative expenses	(14,470)	(13,235)	(44,624)	(39,335)
Transaction related costs	(274)	(282)	(1,051)	(1,725)
NOI from unconsolidated joint ventures	(4,993)	(3,974)	(14,774)	(12,938)
Income from unconsolidated joint ventures	671	1,792	19,143	5,291
Loss from unconsolidated real estate funds	(3,930)	(1,254)	(6,053)	(2,540)
Interest and other (loss) income, net	(17,668)	2,299	(11,982)	5,029
Interest and debt expense	(35,733)	(38,278)	(107,568)	(113,406)
Loss on early extinguishment of debt	-	-	(7,877)	-
Gain on sale of real estate	-	-	133,989	-
Unrealized gain on interest rate swaps	-	12,728	1,802	29,661
Net (loss) income before income taxes	(26,413)	4,687	118,650	4,075
Income tax benefit (expense)	1,010	(218)	(4,242)	817
Net (loss) income	(25,403)	4,469	114,408	4,892
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	14,217	(4,703)	11,029	(10,062)
Consolidated real estate fund	(114)	67	(20,195)	819
Operating Partnership	1,086	28	(12,068)	906
Net (loss) income attributable to common stockholders	$(10,214)	$(139)	$93,174	$(3,445)

The following table provides the selected balance sheet data for each of our reportable segments as of September 30, 2017.

(Amounts in thousands)	As of September 30, 2017
Balance Sheet Data:	Total	New York	Washington, D.C.	San Francisco	Other
Total assets	$8,924,008	$5,557,850	$701,624	$2,438,720	$225,814
Total liabilities	3,881,852	2,445,559	26,829	1,289,218	120,246
Total equity	5,042,156	3,112,291	674,795	1,149,502	105,568

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.6% of the Operating Partnership as of September 30, 2017.

Acquisitions

On January 24, 2017, a joint venture, in which we have a 5.0% ownership interest, acquired 60 Wall Street, a 1.6 million square foot office tower in Manhattan, for $1.04 billion. In connection with the acquisition, the joint venture completed a $575,000,000 financing of the property.

Prior to July 17, 2017, we owned a 3.1% economic interest in 50 Beale Street, a 660,625 square foot Class A office building in San Francisco, California (“50 Beale”) through two real estate funds that owned 42.8% of the property. The remaining 57.2% was owned by third party investors. On July 17, 2017, we and a new joint venture in which we have a 36.6% interest, completed the acquisition of 62.2% of the property from our two funds and the third party investors. Subsequent to the acquisition, we own a direct 13.2% interest in the property and the new joint venture owns the remaining 49.0% interest. Accordingly, our economic interest in the property is 31.1%. The acquisition valued the property at $517,500,000 and included the assumption of $228,000,000 of existing debt that bears interest at a fixed rate of 3.65% and is scheduled to mature in October 2021.

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

Leasing Results - Three Months Ended September 30, 2017

In the three months ended September 30, 2017, we leased 369,136 square feet, of which our share was 356,413 square feet that was leased at a weighted average initial rent of $80.98 per square foot. This leasing activity, partially offset by lease expirations during the three months and including the impact of the acquisition of 50 Beale in July 2017 (a 78.2% leased asset), increased our leased occupancy by 140 basis points to 92.3% at September 30, 2017 from 90.9% at June 30, 2017. Our same store leased occupancy (properties owned by us during both reporting periods) increased by 170 basis points to 92.6% at September 30, 2017 from 90.9% at June 30, 2017. Of the 369,136 square feet leased in the three months, 163,298 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 9.5% on a GAAP basis and 9.8% on a cash basis. The weighted average lease term for leases signed during the three months was 10.8 years and weighted average tenant improvements and leasing commissions on these leases were $9.77 per square foot per annum, or 12.1% of initial rent.

New York:

In the three months ended September 30, 2017, we leased 305,351 square feet in our New York portfolio, of which our share was 294,377 square feet that was leased at a weighted average initial rent of $82.84 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy by 200 basis points to 90.9% at September 30, 2017 from 88.9% at June 30, 2017. Of the 305,351 square feet leased in the three months, 109,008 square feet represented our share of second generation space for which rental rates increased by 12.6% on a GAAP basis and 1.3% on a cash basis. The weighted average lease term for leases signed during the three months was 11.7 years and weighted average tenant improvements and leasing commissions on these leases were $9.40 per square foot per annum, or 11.4% of initial rent.

Washington, D.C.:

In the three months ended September 30, 2017, we leased 7,070 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $74.53 per square foot. This leasing activity increased our leased occupancy and same store leased occupancy by 90 basis points to 95.5% at September 30, 2017 from 94.6% at June 30, 2017. The weighted average lease term for leases signed during the three months was 5.5 years and weighted average tenant improvements and leasing commissions on these leases were $4.78 per square foot per annum, or 6.4% of initial rent.

San Francisco:

In the three months ended September 30, 2017, we leased 56,715 square feet in our San Francisco portfolio, of which our share was 54,966 square feet that was leased at a weighted average initial rent of $71.70 per square foot. Notwithstanding this leasing activity, which was partially offset by lease expirations during the three months, our leased occupancy decreased by 210 basis points to 96.1% at September 30, 2017 from 98.2% at June 30, 2017 due to our acquisition of 50 Beale in July 2017 (a 78.2% leased asset). Our same store leased occupancy (which excludes 50 Beale) increased by 40 basis points to 98.6% at September 30, 2017 from 98.2% at June 30, 2017. Of the 56,715 square feet leased in the three months, 54,290 square feet represented our share of second generation space for which we achieved rental rate increases of 2.8% on GAAP basis and 39.0% on a cash basis. The weighted average lease term for leases signed during the year was 7.1 years and weighted average tenant improvements and leasing commissions on these leases were $13.53 per square foot per annum, or 18.9% of initial rent.

The following is a tabular disclosure of leasing statistics for leases signed during the three months ended September 30, 2017. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended September 30, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	369,136	305,351	7,070	56,715
Pro rata share of total square feet leased:	356,413	294,377	7,070	54,966
Initial rent (1)	$80.98	$82.84	$74.53	$71.70
Weighted average lease term (in years)	10.8	11.7	5.5	7.1

Tenant improvements and leasing commissions:
Per square foot	$105.94	$109.68	$26.26	$96.02
Per square foot per annum	$9.77	$9.40	$4.78	$13.53
Percentage of initial rent	12.1%	11.4%	6.4%	18.9%

Rent concessions:
Average free rent period (in months)	9.4	10.6	6.0	3.0
Average free rent period per annum (in months)	0.9	0.9	1.1	0.4

Second generation space: (2)
Square feet	163,298	109,008	-	54,290
GAAP basis:
Straight-line rent	$81.33	$85.02	$-	$73.92
Prior straight-line rent	$74.30	$75.51	$-	$71.87
Percentage increase	9.5%	12.6%	-	2.8%
Cash basis:
Initial rent (1)	$83.68	$89.65	$-	$71.70
Prior escalated rent (3)	$76.25	$88.53	$-	$51.59
Percentage increase	9.8%	1.3%	-	39.0%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Nine Months Ended September 30, 2017

In the nine months ended September 30, 2017, we leased 946,880 square feet, of which our share was 859,432 square feet that was leased at a weighted average initial rent of $78.50 per square foot. Notwithstanding this leasing activity, our leased occupancy decreased by 40 basis points in the nine months to 92.3% at September 30, 2017 from 92.7% at December 31, 2016. This decrease was primarily attributable to our acquisition of 50 Beale in July 2017 (a 78.2% leased asset) and the sale of Waterview in May 2017 (a 98.7% leased asset). Our same store leased occupancy (which excludes 50 Beale and Waterview) increased by 20 basis points to 92.5% from 92.3% at December 31, 2016. Of the 946,880 square feet leased in the nine months, 594,418 square feet represented our share of second generation space for which we achieved rental rate increases of 11.3% on a GAAP basis and 16.1% on a cash basis. The weighted average lease term for leases signed during the nine months was 9.4 years and weighted average tenant improvements and leasing commissions on these leases were $9.23 per square foot per annum, or 11.8% of initial rent.

New York:

In the nine months ended September 30, 2017, we leased 524,378 square feet in our New York portfolio, of which our share was 498,610 square feet that was leased at a weighted average initial rent of $80.77 per square foot. This leasing activity, offset by lease expirations during the nine months, increased our leased occupancy by 20 basis points to 90.9% at September 30, 2017 from 90.7% at December 31, 2016. Our same store leased occupancy increased by 10 basis points to 90.8% from 90.7% at December 31, 2016. Of the 524,378 square feet leased in the nine months, 257,631 square feet represented our share of second generation space for which rental rates increased by 4.9% on a GAAP basis and decreased by 0.5% on a cash basis. The weighted average lease term for leases signed during the nine months was 10.5 years and weighted average tenant improvements and leasing commissions on these leases were $9.59 per square foot per annum, or 11.9% of initial rent.

Washington, D.C.:

In the nine months ended September 30, 2017, we leased 19,602 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $70.95 per square foot. Notwithstanding this leasing activity, our leased occupancy remained unchanged at 95.5% at September 30, 2017 from December 31, 2016 due to the sale of Waterview (a 98.7% leased asset) in May 2017. Same store leased occupancy, which excludes Waterview, increased by 220 basis points to 95.5% from 93.3% at December 31, 2016. The weighted average lease term for leases signed during the nine months was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $7.85 per square foot per annum, or 11.1% of initial rent.

San Francisco:

In the nine months ended September 30, 2017, we leased 402,900 square feet in our San Francisco portfolio, of which our share was 341,220 square feet that was leased at a weighted average initial rent of $75.62 per square foot. Notwithstanding this leasing activity, our leased occupancy decreased by 290 basis points to 96.1% at September 30, 2017 from 99.0% at December 31, 2016 due to expiration of leases during the nine months and the acquisition of 50 Beale in July 2017 (a 78.2% leased asset). Excluding 50 Beale, same store leased occupancy decreased by 40 basis points to 98.6% from 99.0% at December 31, 2016. Of the 402,900 square feet leased during the year, 336,787 square feet represented our share of second generation space for which we achieved rental rate increases of 17.1% on GAAP basis and 34.6% on a cash basis. The weighted average lease term for leases signed during the year was 7.9 years and weighted average tenant improvements and leasing commissions on these leases were $8.61 per square foot per annum, or 11.4% of initial rent.

The following is a tabular disclosure of leasing statistics for leases signed during the nine months ended September 30, 2017. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Nine Months Ended September 30, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	946,880	524,378	19,602	402,900
Pro rata share of total square feet leased:	859,432	498,610	19,602	341,220
Initial rent (1)	$78.50	$80.77	$70.95	$75.62
Weighted average lease term (in years)	9.4	10.5	8.3	7.9

Tenant improvements and leasing commissions:
Per square foot	$86.74	$100.27	$65.22	$68.17
Per square foot per annum	$9.23	$9.59	$7.85	$8.61
Percentage of initial rent	11.8%	11.9%	11.1%	11.4%

Rent concessions:
Average free rent period (in months)	6.9	9.4	8.8	3.1
Average free rent period per annum (in months)	0.7	0.9	1.1	0.4

Second generation space: (2)
Square feet	594,418	257,631	-	336,787
GAAP basis:
Straight-line rent	$76.31	$79.64	$-	$73.86
Prior straight-line rent	$68.54	$75.92	$-	$63.09
Percentage increase	11.3%	4.9%	-	17.1%
Cash basis:
Initial rent (1)	$79.24	$84.16	$-	$75.62
Prior escalated rent (3)	$68.23	$84.59	$-	$56.17
Percentage increase (decrease)	16.1%	(0.5%)	-	34.6%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended September 30, 2017 and 2016

Net Loss, FFO and Core FFO

Net loss attributable to common stockholders was $10,214,000, or $0.04 per diluted share, for the three months ended September 30, 2017, compared to $139,000, or $0.00 per diluted share, for the three months ended September 30, 2016. Funds from Operations (“FFO”) attributable to common stockholders was $43,530,000, or $0.18 per diluted share, for the three months ended September 30, 2017, compared to $50,615,000, or $0.23 per diluted share, for the three months ended September 30, 2016. FFO attributable to common stockholders for the three months ended September 30, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 63. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2017 by $8,839,000, or $0.04 per diluted share, and increased FFO attributable to common stockholders for the three months ended September 30, 2016 by $5,379,000, or $0.02 per diluted share. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 63, was $52,369,000 and $45,236,000, or $0.22 and $0.21 per diluted share, for the three months ended September 30, 2017 and 2016, respectively.

See page 63 “Non-GAAP Financial Measures – FFO and Core FFO” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2017 versus September 30, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	0.2%	(2.2%)	19.2%	2.1%
Same Store Cash NOI	21.3%	17.4%	54.3%	18.8%

See page 56 “Non-GAAP Financial Measures – NOI” and page 60 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2017 and 2016

Net Income (Loss), FFO and Core FFO

Net income attributable to common stockholders was $93,174,000, or $0.40 per diluted share, for the nine months ended September 30, 2017, compared to a net loss of $3,445,000, or $0.02 per diluted share, for the nine months ended September 30, 2016. FFO attributable to common stockholders was $157,437,000, or $0.67 per diluted share, for the nine months ended September 30, 2017, compared to $154,106,000, or $0.71 per diluted share, for the nine months ended September 30, 2016. FFO attributable to common stockholders for the nine months ended September 30, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 63. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2017 by $1,002,000, or $0.00 per diluted share, and increased FFO attributable to common stockholders for the nine months ended September 30, 2016 by $9,557,000, or $0.04 per diluted share. Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 63, was $158,439,000 and $144,549,000, or $0.67 and $0.67 per diluted share, for the nine months ended September 30, 2017 and 2016, respectively.

See page 63 “Non-GAAP Financial Measures – FFO and Core FFO” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2017 versus September 30, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	(3.3%)	(8.0%)	23.9%	2.4%
Same Store Cash NOI	9.2%	4.3%	41.1%	8.6%

See page 56 “Non-GAAP Financial Measures – NOI” and page 60 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2017

The following pages summarize our consolidated results of operations for the three months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$156,384	$149,019	$7,365
Tenant reimbursement income	14,053	11,978	2,075
Fee and other income	9,333	10,321	(988)
Total revenues	179,770	171,318	8,452
EXPENSES:
Operating	68,264	64,025	4,239
Depreciation and amortization	66,515	66,376	139
General and administrative	14,470	13,235	1,235
Transaction related costs	274	282	(8)
Total expenses	149,523	143,918	5,605
Operating income	30,247	27,400	2,847
Income from unconsolidated joint ventures	671	1,792	(1,121)
Loss from unconsolidated real estate funds	(3,930)	(1,254)	(2,676)
Interest and other (loss) income, net	(17,668)	2,299	(19,967)
Interest and debt expense	(35,733)	(38,278)	2,545
Unrealized gain on interest rate swaps	-	12,728	(12,728)
Net (loss) income before income taxes	(26,413)	4,687	(31,100)
Income tax benefit (expense)	1,010	(218)	1,228
Net (loss) income	(25,403)	4,469	(29,872)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	14,217	(4,703)	18,920
Consolidated real estate fund	(114)	67	(181)
Operating Partnership	1,086	28	1,058
Net loss attributable to common stockholders	$(10,214)	$(139)	$(10,075)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $179,770,000 for the three months ended September 30, 2017, compared to $171,318,000 for the three months ended September 30, 2016, an increase of $8,452,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$15,574	$-	$-	$15,574	$-
Dispositions (2)	(8,325)	-	(8,325)	-	-
Same store operations	(188)	(765)	901	537	(861)
Other, net	304	175	-	129	-
Increase (decrease) in rental income	$7,365	$(590)	$(7,424)	$16,240	$(861)

Tenant reimbursement income
Acquisitions (1)	$1,769	$-	$-	$1,769	$-
Dispositions (2)	(646)	-	(646)	-	-
Same store operations	952	182	1,003	(233)	-
Increase in tenant
reimbursement income	$2,075	$182	$357	$1,536	$-

Fee and other income
Property management	$269	$-	$-	$-	$269
Asset management	(6)	-	-	-	(6)
Acquisition and disposition	1,288	-	-	-	1,288
Other	307	-	-	-	307
Increase in fee income	1,858	-	-	-	1,858
Acquisitions (1)	241	-	-	241	-
Dispositions (2)	(84)	-	(84)	-	-
Lease termination income	(2,506)	(2,782)	-	276	-
Other income	(497)	(346)	(92)	24	(83)
(Decrease) increase in other income	(2,846)	(3,128)	(176)	541	(83)
(Decrease) increase in fee and other income	$(988)	$(3,128)	$(176)	$541	$1,775

Total increase (decrease) in revenues	$8,452	$(3,536)	$(7,243)	$18,317	$914

(1)	Represents revenues for the three months ended September 30, 2017 from One Front Street and 50 Beale, which were acquired in December 2016 and July 2017, respectively.
(2)	Represents revenues for the three months ended September 30, 2016 from Waterview, which was sold in May 2017.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $149,523,000 for the three months ended September 30, 2017, compared to $143,918,000 for the three months ended September 30, 2016, an increase of $5,605,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$6,352	$-	$-	$6,352	$-
Dispositions (2)	(2,778)	-	(2,778)	-	-
Same store operations	493	685	347	(182)	(357)
Bad debt expense	172	176	(4)	-	-
Increase (decrease) in operating	$4,239	$861	$(2,435)	$6,170	$(357)

Depreciation and amortization
Acquisitions (1)	$10,391	$-	$-	$10,391	$-
Dispositions (2)	(2,604)	-	(2,604)	-	-
Operations	(7,648)	(6,918)	95	(776)	(49)
Increase (decrease) in depreciation
and amortization	$139	$(6,918)	$(2,509)	$9,615	$(49)

General and administrative
Operations	$(83)	$-	$-	$-	$(83)
Stock-based compensation	1,242	-	-	-	1,242
Mark-to-market of investments
in our deferred compensation plan	76	-	-	-	76	(3)
Increase in general
and administrative	$1,235	$-	$-	$-	$1,235

Decrease in transaction related costs	$(8)	$-	$-	$-	$(8)

Total increase (decrease) in expenses	$5,605	$(6,057)	$(4,944)	$15,785	$821

(1)	Represents expenses for the three months ended September 30, 2017 from One Front Street and 50 Beale, which were acquired in December 2016 and July 2017, respectively.
(2)	Represents expenses for the three months ended September 30, 2016 from Waterview, which was sold in May 2017.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other (loss) income, net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $671,000 for the three months ended September 30, 2017, compared to $1,792,000 for the three months ended September 30, 2016, a decrease of $1,121,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($596 in 2017, compared to $1,772 in 2016)	$(1,176)	(1)
60 Wall Street (acquired in January 2017)	(45)
75 Howard (acquired in May 2017)	100	(2)
Oder-Center, Germany ($20 in 2017 and 2016)	-
Total decrease	$(1,121)

(1)

Prior to June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, in accordance with GAAP, we can no longer recognize our proportionate share of earnings from the venture until our basis is above zero.  Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture.

(2)	Represents RDF’s 20% share of income from the property, of which our 7.4% share is $7.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $3,930,000 for the three months ended September 30, 2017, compared to $1,254,000 for the three months ended September 30, 2016, an increase in loss of $2,676,000. This increase resulted primarily from a decrease in carried interest of $2,334,000.

Interest and Other (Loss) Income, net

Interest and other loss was $17,668,000 for the three months ended September 30, 2017, compared to income of $2,299,000 for the three months ended September 30, 2016, a decrease in income of $19,967,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$(19,588)
Decrease in preferred equity investment income ($961 in 2017, compared to $1,460 in 2016) (2)	(499)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in “general and administrative”)	76
Other, net	44
Total decrease	$(19,967)

(1)

Represents a valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780 and $14,808 was attributable to noncontrolling interests.

(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $243 and $355 for the three months ended September 30, 2017 and 2016, respectively.

Interest and Debt Expense

Interest and debt expense was $35,733,000 for the three months ended September 30, 2017, compared to $38,278,000 for the three months ended September 30, 2016, a decrease of $2,545,000. This decrease resulted from:

(Amounts in thousands)
$445 million of debt repayments ($274 million at 900 Third Avenue in October 2016 and $171 million at 1899 Pennsylvania Avenue and Liberty Place in May 2017)	$(4,921)
$975 million refinancing of One Market Plaza in January 2017	(4,020)
$210 million defeasance of Waterview in October 2016	(3,131)
$850 million financing of 1301 Avenue of the Americas in October 2016	6,541
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	1,723
Amortization of deferred financing costs	1,361
Other, net	(98)
Total decrease	$(2,545)

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $12,728,000 for the three months ended September 30, 2016 and was comprised of (i) $10,678,000 of unrealized gains in 2016 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017 and (ii) $2,050,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016.

Income Tax Benefit (Expense)

Income tax benefit was $1,010,000 for the three months ended September 30, 2017, compared to an expense of $218,000 for the three months ended September 30, 2016, a decrease in expense of $1,228,000. The decrease in expense was primarily due to lower taxable income on our taxable REIT subsidiaries.

Net (Loss) Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net loss attributable to noncontrolling interest in consolidated joint ventures was $14,217,000 for the three months ended September 30, 2017, compared to income of $4,703,000 for the three months ended September 30, 2016, a decrease in income allocated to noncontrolling interests in consolidated joint ventures of $18,920,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$(14,808)
Lower preferred equity investment income ($718 in 2017, compared to $1,105 in 2016)	(387)
Lower income attributable to One Market Plaza ($853 in 2017, compared to $3,598 in 2016)	(2,745)
Loss attributable to 50 Beale Street (acquired in July 2017)	(980)
Total decrease	$(18,920)

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $114,000 for the three months ended September 30, 2017, compared to a loss of $67,000 for the three months ended September 30, 2016, an increase in income attributable to the noncontrolling interests of $181,000. This increase resulted from a higher net income subject to allocation to the noncontrolling interests for the three months ended September 30, 2017.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $1,086,000 for the three months ended September 30, 2017, compared to $28,000 for the three months ended September 30, 2016, an increase in loss attributable to noncontrolling interests of $1,058,000. This increase resulted from a higher net loss subject to allocation to the unitholders of the Operating Partnership for the three months ended September 30, 2017.

Results of Operations - Nine Months Ended September 30, 2017

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$469,961	$445,452	$24,509
Tenant reimbursement income	38,761	33,101	5,660
Fee and other income	29,988	37,986	(7,998)
Total revenues	538,710	516,539	22,171
EXPENSES:
Operating	197,696	186,964	10,732
Depreciation and amortization	198,143	208,475	(10,332)
General and administrative	44,624	39,335	5,289
Transaction related costs	1,051	1,725	(674)
Total expenses	441,514	436,499	5,015
Operating income	97,196	80,040	17,156
Income from unconsolidated joint ventures	19,143	5,291	13,852
Loss from unconsolidated real estate funds	(6,053)	(2,540)	(3,513)
Interest and other (loss) income, net	(11,982)	5,029	(17,011)
Interest and debt expense	(107,568)	(113,406)	5,838
Loss on early extinguishment of debt	(7,877)	-	(7,877)
Gain on sale of real estate	133,989	-	133,989
Unrealized gain on interest rate swaps	1,802	29,661	(27,859)
Net income before income taxes	118,650	4,075	114,575
Income tax (expense) benefit	(4,242)	817	(5,059)
Net income	114,408	4,892	109,516
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	11,029	(10,062)	21,091
Consolidated real estate fund	(20,195)	819	(21,014)
Operating Partnership	(12,068)	906	(12,974)
Net income (loss) attributable to common stockholders	$93,174	$(3,445)	$96,619

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $538,710,000 for the nine months ended September 30, 2017, compared to $516,539,000 for the nine months ended September 30, 2016, an increase of $22,171,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$38,709	$-		$-	$38,709	$-
Dispositions (2)	(13,637)	-		(13,637)	-	-
Same store operations	(3,434)	(10,014)	(3)	4,187	3,630	(1,237)
Other, net	2,871	2,742	(4)	-	129	-
Increase (decrease) in rental income	$24,509	$(7,272)		$(9,450)	$42,468	$(1,237)

Tenant reimbursement income
Acquisitions (1)	$4,652	$-		$-	$4,652	$-
Dispositions (2)	(1,031)	-		(1,031)	-	-
Same store operations	2,039	(1,011)	(4)	3,083	(33)	-
Increase (decrease) in tenant
reimbursement income	$5,660	$(1,011)		$2,052	$4,619	$-

Fee and other income
Property management	$351	$-		$-	$-	$351
Asset management	1,122	-		-	-	1,122
Acquisition and disposition	6,268	-		-	-	6,268
Other	529	-		-	-	529
Increase in fee income	8,270	-		-	-	8,270
Acquisitions (1)	1,351	-		-	1,351	-
Dispositions (2)	(119)	-		(119)	-	-
Lease termination income	(13,459)	(13,605)	(5)	-	146	-
Other income	(4,041)	(3,376)		739	(1,448)	44
(Decrease) increase in other income	(16,268)	(16,981)		620	49	44
(Decrease) increase in fee
and other income	$(7,998)	$(16,981)		$620	$49	$8,314

Total increase (decrease) in revenues	$22,171	$(25,264)		$(6,778)	$47,136	$7,077

(1)	Represents revenues for the nine months ended September 30, 2017 from One Front Street and 50 Beale, which were acquired in December 2016 and July 2017, respectively.
(2)	Represents 2016 revenues from Waterview, which was sold in May 2017, for the months in which it was not owned in both reporting periods.
(3)	Primarily due to a decrease in occupancy at 31 West 52nd Street and 1325 Avenue of the Americas.
(4)

Primarily due to an $11,800 of non-cash write-off, in the nine months ended September 30, 2016, related to the termination of a tenant’s above-market lease at 1633 Broadway, partially offset by $10,315 of income, in the nine months ended September 30, 2016, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

(5)	Decrease primarily due to $10,861 of income for the nine months ended September 30, 2016, in connection with a tenant's lease termination at 1633 Broadway.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $441,514,000 for the nine months ended September 30, 2017, compared to $436,499,000 for the nine months ended September 30, 2016, an increase of $5,015,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$13,091	$-		$-	$13,091	$-
Dispositions (2)	(4,459)	-		(4,459)	-	-
Same store operations	2,371	2,496		1,148	372	(1,645)
Bad debt expense	(271)	(267)		(4)	-	-
Increase (decrease) in operating	$10,732	$2,229		$(3,315)	$13,463	$(1,645)

Depreciation and amortization
Acquisitions (1)	$30,129	$-		$-	$30,129	$-
Dispositions (2)	(4,256)	-		(4,256)	-	-
Operations	(36,205)	(29,294)	(3)	(3,250)	(3,904)	243
(Decrease) increase in depreciation
and amortization	$(10,332)	$(29,294)		$(7,506)	$26,225	$243

General and administrative
Operations	$43	$-		$-	$-	$43
Stock-based Compensation	4,781	-		-	-	4,781
Mark-to-market of investments
in our deferred compensation plan	3,339	-		-	-	3,339	(4)
Severance costs	(2,874)	-		-	-	(2,874)	(5)
Increase in general
and administrative	$5,289	$-		$-	$-	$5,289

Decrease in transaction related costs	$(674)	$-		$-	$-	$(674)

Total increase (decrease) in expenses	$5,015	$(27,065)		$(10,821)	$39,688	$3,213

(1)	Represents expenses for the nine months ended September 30, 2017 from One Front Street and 50 Beale, which were acquired in December 2016 and July 2017, respectively.
(2)	Represents expenses for Waterview, which was sold in May 2017, for the months in which it was not owned in both reporting periods.
(3)

Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases and acceleration of amortization of tenant improvements and in-place lease assets in the nine months ended September 30, 2016, in connection with a tenant’s lease modification.

(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other (loss) income, net”.

(5)	Represents severance costs in the nine months ended September 30, 2016 in connection with a separation agreement.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $19,143,000 for the nine months ended September 30, 2017, compared to $5,291,000 for the nine months ended September 30, 2016, an increase of $13,852,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue ($19,030 in 2017, compared to $5,233 in 2016)	$13,797	(1)
60 Wall Street (acquired in January 2017)	(81)
75 Howard (acquired in May 2017)	133	(2)
Oder-Center, Germany ($61 in 2017, compared to $58 in 2016)	3
Total increase	$13,852

(1)

Prior to June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, in accordance with GAAP, we can no longer recognize our proportionate share of earnings from the venture until our basis is above zero.  Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture.

(2)	Represents RDF’s 20% share of income from the property, of which our 7.4% share is $9.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $6,053,000 for the nine months ended September 30, 2017, compared to $2,540,000 for the nine months ended September 30, 2016, an increase in loss of $3,513,000. This increase resulted primarily from a decrease in carried interest of $6,426,000, partially offset by a decrease in unrealized loss of $2,913,000.

Interest and Other (Loss) Income, net

Interest and other loss was $11,982,000 for the nine months ended September 30, 2017, compared to income of $5,029,000 for the nine months ended September 30, 2016, a decrease in income of $17,011,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$(19,588)
Decrease in preferred equity investment income ($3,327 in 2017, compared to $4,299 in 2016) (2)	(972)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in “general and administrative”)	3,339
Other, net	210
Total decrease	$(17,011)

(1)

Represents a valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780 and $14,808 was attributable to noncontrolling interests.

(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $819 and $1,047 for the nine months ended September 30, 2017 and 2016, respectively.

Interest and Debt Expense

Interest and debt expense was $107,568,000 for the nine months ended September 30, 2017, compared to $113,406,000 for the nine months ended September 30, 2016, a decrease of $5,838,000. This decrease resulted from:

(Amounts in thousands)
$445 million of debt repayments ($274 million at 900 Third Avenue in October 2016 and $171 million at 1899 Pennsylvania Avenue and Liberty Place in May 2017)	$(12,150)
$975 million refinancing of One Market Plaza in January 2017	(11,123)
$210 million defeasance of Waterview in October 2016	(9,246)
$850 million financing of 1301 Avenue of the Americas in October 2016	19,127
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	1,723
Amortization of deferred financing costs	4,246
Other, net	1,585
Total decrease	$(5,838)

Loss on Early Extinguishment of Debt

In the nine months ended September 30, 2017, we incurred $7,877,000 of costs in connection with the early refinancing of One Market Plaza and the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017.

Gain on Sale of Real Estate

In the nine months ended September 30, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of a $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in 75 Howard in May 2017.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the nine months ended September 30, 2017, compared to an unrealized gain of $29,661,000 for the nine months ended September 30, 2016, a decrease of $27,859,000. This decrease was primarily due to (i) $22,219,000 of lower unrealized gains in 2017 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017, (ii) $4,020,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016 and (iii) $1,620,000 of unrealized gains in 2016 relating to swaps aggregating $237,600,000 on 31 West 52nd Street that were settled upon the refinancing in May 2016.

Income Tax (Expense) Benefit

Income tax expense was $4,242,000 for the nine months ended September 30, 2017, compared to a benefit of $817,000 for the nine months ended September 30, 2016, an increase in expense of $5,059,000. This increase in expense was primarily due to higher fee income on our taxable REIT subsidiaries and $1,838,000 of tax on the gain on the sale of an 80.0% equity interest in 75 Howard.

Net (Loss) Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net loss attributable to noncontrolling interest in consolidated joint ventures was $11,029,000 for the nine months ended September 30, 2017, compared to income of $10,062,000 for the nine months ended September 30, 2016, a decrease in income attributable to noncontrolling interests in consolidated joint ventures of $21,091,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$(14,808)
Lower preferred equity investment income ($2,508 in 2017, compared to income of $3,252 in 2016)	(744)
Lower income attributable to One Market Plaza ($2,251 in 2017, compared to $6,810 in 2016)	(4,559)
Loss attributable to 50 Beale Street (acquired in July 2017)	(980)
Total decrease	$(21,091)

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $20,195,000 for the nine months ended September 30, 2017, compared to a loss of $819,000 for the nine months ended September 30, 2016, an increase in income attributable to the noncontrolling interests of $21,014,000. This increase was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income (Loss) Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $12,068,000 for the nine months ended September 30, 2017, compared to a loss of $906,000 for the nine months ended September 30, 2016, an increase in income attributable to noncontrolling interests of $12,974,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2017.

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

As of September 30, 2017, we had $1.017 billion of liquidity comprised of $185,028,000 of cash and cash equivalents, $32,320,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of September 30, 2017, our outstanding consolidated debt (including amounts outstanding under our revolving credit facility) aggregated $3.583 billion.  None of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Dividend Policy

On September 15, 2017, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the third quarter ending September 30, 2017, which was paid on October 13, 2017 to stockholders of record as of the close of business on September 29, 2017. This dividend policy, if continued, would require us to pay out approximately $25,211,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2017, our unconsolidated joint ventures had $897,535,000 of outstanding indebtedness, of which our share was $180,949,000. We do not guarantee the indebtedness of unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carveouts relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2017, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents were $185,028,000 and $162,965,000 as of September 30, 2017 and December 31, 2016, respectively. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
Net cash provided by (used in):
Operating activities	$105,071	$70,148
Investing activities	315,843	(147,149)
Financing activities	(398,851)	24,385

Operating Activities

Nine months ended September 30, 2017 –We generated $105,071,000 of cash from operating activities for the nine months ended September 30, 2017, primarily from (i) $150,698,000 of net income (before $170,279,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $3,655,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $49,282,000 of net changes in operating assets and liabilities  Noncash adjustments of $170,279,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, impairment loss on preferred equity investment and amortization of stock based compensation.  The changes in operating assets and liabilities were primarily due to prepaid real estate taxes and additions to deferred charges.

Nine months ended September 30, 2016 – We generated $70,148,000 of cash from operating activities for the nine months ended September 30, 2016, primarily from (i) $121,046,000 of net income (before $116,154,000 of noncash adjustments) and (ii) $6,132,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $57,030,000 of net changes in operating assets and liabilities.  Noncash adjustments of $116,154,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps.  The net changes in operating assets and liabilities were primarily due to prepaid real estate taxes and additions to deferred charges.

Investing Activities

Nine months ended September 30, 2017 – We generated $315,843,000 of cash from investing activities for the nine months ended September 30, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate and (ii) $33,849,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $161,184,000 for acquisition of real estate; (iv) $59,255,000 for additions to real estate, which was comprised of spending for tenant improvements and other building improvements, (v) $28,886,000 for the investments in unconsolidated joint ventures and (vi) $8,224,000 increase in restricted cash.

Nine months ended September 30, 2016 – We used $147,149,000 of cash for investing activities for the nine months ended September 30, 2016, primarily due to (i) $107,445,000 of additions to rental properties, which was comprised of spending for tenant improvements and other building improvements, (ii) $50,000,000 deposit on rental property, (iii) $1,084,000 of contributions to unconsolidated real estate funds, partially offset by (iv) $11,380,000 decrease in restricted cash.

Financing Activities

Nine months ended September 30, 2017 – We used $398,851,000 of cash for financing activities for the nine months ended September 30, 2017, primarily due to (i) $1,044,821,000 for repayments of notes and mortgages payable and $7,877,000 for loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility, (iii) $115,549,000 for distributions to noncontrolling interests, (iv) 75,569,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities, and (vi) $7,344,000 for the payment of debt issuance costs, partially offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $100,777,000 of contributions from noncontrolling interests, primarily from the acquisition of 50 Beale, (ix) $60,000,000 of borrowings under the revolving credit facility and (x) $9,555,000 from the refund of transfer taxes.

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

The following tables present reconciliations of net (loss) income to NOI and Cash NOI for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(25,403)	$2,870	$3,698	$1,114	$(33,085)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	66,515	38,040	5,417	22,586	472
General and administrative	14,470	-	-	-	14,470
Interest and debt expense	35,733	22,562	-	12,026	1,145
Transaction related costs	274	-	-	-	274
Income tax (benefit) expense	(1,010)	-	-	1	(1,011)
NOI from unconsolidated joint ventures	4,993	4,815	-	-	178
Income from unconsolidated joint ventures	(671)	(551)	-	-	(120)
Loss from unconsolidated real estate funds	3,930	-	-	-	3,930
Fee income	(5,834)	-	-	-	(5,834)
Interest and other loss (income), net	17,668	(37)	(16)	(133)	17,854
NOI	110,665	67,699	9,099	35,594	(1,727)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,307)	-	-	(15,307)	-
Consolidated real estate fund	(21)	-	-	-	(21)
Paramount's share of NOI	$95,337	$67,699	$9,099	$20,287	$(1,748)

NOI	$110,665	$67,699	$9,099	$35,594	$(1,727)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(11,402)	(8,455)	106	(3,025)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,017)	1,060	(547)	(3,530)	-
Cash NOI	96,246	60,304	8,658	29,039	(1,755)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,412)	-	-	(12,412)	-
Consolidated real estate fund	(21)	-	-	-	(21)
Paramount's share of Cash NOI	$83,813	$60,304	$8,658	$16,627	$(1,776)

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$4,469	$8,562	$797	$7,091	$(11,981)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	66,376	44,959	7,925	12,971	521
General and administrative	13,235	-	-	-	13,235
Interest and debt expense	38,278	17,630	5,198	14,064	1,386
Transaction related costs	282	-	-	-	282
Income tax expense (benefit)	218	-	(1)	4	215
NOI from unconsolidated joint ventures	3,974	3,893	-	-	81
Income from unconsolidated joint ventures	(1,792)	(1,772)	-	-	(20)
Loss from unconsolidated real estate funds	1,254	-	-	-	1,254
Fee income	(3,976)	-	-	-	(3,976)
Interest and other income, net	(2,299)	(48)	(12)	(5)	(2,234)
Unrealized gain on interest rate swaps	(12,728)	(2,050)	-	(10,678)	-
NOI	107,291	71,174	13,907	23,447	(1,237)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(11,819)	-	-	(11,819)	-
Consolidated real estate fund	(157)	-	-	-	(157)
Paramount's share of NOI	$95,315	$71,174	$13,907	$11,628	$(1,394)

NOI	$107,291	$71,174	$13,907	$23,447	$(1,237)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(23,234)	(18,754)	(1,425)	(3,027)	(28)
Amortization of above and below-market leases, net	(3,112)	1,201	(549)	(3,764)	-
Cash NOI	80,945	53,621	11,933	16,656	(1,265)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(8,356)	-	-	(8,356)	-
Consolidated real estate fund	(157)	-	-	-	(157)
Paramount's share of Cash NOI	$72,432	$53,621	$11,933	$8,300	$(1,422)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$114,408	$23,921	$122,237	$4,942	$(36,692)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	198,143	115,134	16,031	65,364	1,614
General and administrative	44,624	-	-	-	44,624
Interest and debt expense	107,568	66,754	2,724	32,983	5,107
Loss on early extinguishment of debt	7,877	-	5,162	2,715	-
Transaction related costs	1,051	-	-	-	1,051
Income tax expense	4,242	-	-	9	4,233
NOI from unconsolidated joint ventures	14,774	14,406	-	-	368
Income from unconsolidated joint ventures	(19,143)	(18,949)	-	-	(194)
Loss from unconsolidated real estate funds	6,053	-	-	-	6,053
Fee income	(19,838)	-	-	-	(19,838)
Interest and other loss (income), net	11,982	(98)	(36)	(202)	12,318
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	335,950	201,168	35,535	104,009	(4,762)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(39,536)	-	-	(39,536)	-
Consolidated real estate fund	(507)	-	-	-	(507)
Paramount's share of NOI	$295,907	$201,168	$35,535	$64,473	$(5,269)

NOI	$335,950	$201,168	$35,535	$104,009	$(4,762)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(44,121)	(29,968)	(1,290)	(12,868)	5
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(13,716)	4,017	(1,644)	(16,089)	-
Cash NOI	278,113	175,217	32,601	75,052	(4,757)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(29,240)	-	-	(29,240)	-
Consolidated real estate fund	(507)	-	-	-	(507)
Paramount's share of Cash NOI	$248,366	$175,217	$32,601	$45,812	$(5,264)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$4,892	$28,679	$2,582	$13,508	$(39,877)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	208,475	144,429	23,536	39,139	1,371
General and administrative	39,335	-	-	-	39,335
Interest and debt expense	113,406	52,186	15,460	41,693	4,067
Transaction related costs	1,725	-	-	-	1,725
Income tax (benefit) expense	(817)	-	(2,537)	37	1,683
NOI from unconsolidated joint ventures	12,938	12,696	-	-	242
Income from unconsolidated joint ventures	(5,291)	(5,233)	-	-	(58)
Loss from unconsolidated real estate funds	2,540	-	-	-	2,540
Fee income	(11,568)	-	-	-	(11,568)
Interest and other income, net	(5,029)	(166)	(43)	(20)	(4,800)
Unrealized gain on interest rate swaps	(29,661)	(5,640)	-	(24,021)	-
NOI	330,945	226,951	38,998	70,336	(5,340)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(35,436)	-	-	(35,436)	-
Consolidated real estate fund	146	-	-	-	146
Paramount's share of NOI	$295,655	$226,951	$38,998	$34,900	$(5,194)

NOI	$330,945	$226,951	$38,998	$70,336	$(5,340)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(67,968)	(54,723)	(3,839)	(9,409)	3
Amortization of above and below-market leases, net	(6,593)	6,889	(1,655)	(11,827)	-
Cash NOI	256,384	179,117	33,504	49,100	(5,337)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(24,606)	-	-	(24,606)	-
Consolidated real estate fund	146	-	-	-	146
Paramount's share of Cash NOI	$231,924	$179,117	$33,504	$24,494	$(5,191)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2017 and 2016. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended September 30, 2017 (1)	$95,337	$67,699	$9,099	$20,287	$(1,748)
Acquisitions (2)	(8,916)	(678)	-	(8,238)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(886)	(665)	-	(221)	-
Other, net	241	208	-	39	(6)
Paramount's share of Same Store NOI for
the three months ended September 30, 2017	$85,776	$66,564	$9,099	$11,867	$(1,754)

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the three
months ended September 30, 2016 (1)	$95,315	$71,174	$13,907	$11,628	$(1,394)
Acquisitions	-	-	-	-	-
Dispositions (3)	(6,277)	-	(6,277)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(3,433)	(3,348)	-	(85)	-
Other, net	(18)	207	4	78	(307)
Paramount's share of Same Store NOI for
the three months ended September 30, 2016	$85,587	$68,033	$7,634	$11,621	$(1,701)

Increase (decrease) in Same Store NOI	$189	$(1,469)	$1,465	$246	$(53)

% Increase (decrease)	0.2%	(2.2%)	19.2%	2.1%

(1)	See page 56 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI for the three months ended September 30, 2017 attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street and 50 Beale in San Francisco, which were acquired in December 2016 and July 2017, respectively.

(3)	Represents our share of NOI for the three months ended September 30, 2016 attributable to Waterview, which was sold in May 2017.

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2017 (1)	$83,813	$60,304	$8,658	$16,627	$(1,776)
Acquisitions (2)	(7,510)	(842)	-	(6,668)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(886)	(665)	-	(221)	-
Other, net	32	14	-	24	(6)
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2017	$75,449	$58,811	$8,658	$9,762	$(1,782)

	For the Three Months Ended September 30, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2016 (1)	$72,432	$53,621	$11,933	$8,300	$(1,422)
Acquisitions	-	-	-	-	-
Dispositions (3)	(6,327)	-	(6,327)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(3,433)	(3,348)	-	(85)	-
Other, net	(465)	(162)	4	-	(307)
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2016	$62,207	$50,111	$5,610	$8,215	$(1,729)

Increase (decrease) in Same Store Cash NOI	$13,242	$8,700	$3,048	$1,547	$(53)

% Increase	21.3%	17.4%	54.3%	18.8%

(1)	See page 56 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI for the three months ended September 30, 2017 attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street and 50 Beale in San Francisco, which were acquired in December 2016 and July 2017, respectively.

(3)	Represents our share of Cash NOI for the three months ended September 30, 2016 attributable to Waterview, which was sold in May 2017.

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the nine months
ended September 30, 2017 (1)	$295,907	$201,168		$35,535	$64,473	$(5,269)
Acquisitions (2)	(28,981)	(1,918)		-	(27,063)	-
Dispositions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,993)	(906)		-	(1,087)	-
Other, net	(544)	238		-	(659)	(123)
Paramount's share of Same Store NOI for
the nine months ended September 30, 2017	$264,389	$198,582		$35,535	$35,664	$(5,392)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the nine months
ended September 30, 2016 (1)	$295,655	$226,951		$38,998	$34,900	$(5,194)
Acquisitions	-	-		-	-	-
Dispositions (3)	(10,328)	-		(10,328)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(14,571)	(14,422)	(4)	-	(149)	-
Other, net	2,721	3,247	(5)	4	78	(608)
Paramount's share of Same Store NOI for
the nine months ended September 30, 2016	$273,477	$215,776		$28,674	$34,829	$(5,802)

(Decrease) increase in Same Store NOI	$(9,088)	$(17,194)		$6,861	$835	$410

% (Decrease) increase	(3.3%)	(8.0%)		23.9%	2.4%

(1)	See page 56 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI for the nine months ended September 30, 2017 attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street and 50 Beale in San Francisco, which were acquired in December 2016 and July 2017, respectively.

(3)	Represents our share of NOI attributable to Waterview, which was sold in May 2017.
(4)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.
(5)

Includes an aggregate of $11,800 of non-cash write-offs primarily related to above-market lease asset from the termination of a tenant’s lease at 1633 Broadway, partially offset by $10,315 of income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the nine
months ended September 30, 2017 (1)	$248,366	$175,217		$32,601	$45,812	$(5,264)
Acquisitions (2)	(20,561)	(2,260)		-	(18,301)	-
Dispositions	-	-		-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(1,993)	(906)		-	(1,087)	-
Other, net	(55)	44		-	24	(123)
Paramount's share of Same Store Cash NOI
for the nine months ended September 30, 2017	$225,757	$172,095		$32,601	$26,448	$(5,387)

	For the Nine Months Ended September 30, 2016
(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the nine
months ended September 30, 2016 (1)	$231,924	$179,117		$33,504	$24,494	$(5,191)
Acquisitions	-	-		-	-	-
Dispositions (3)	(10,408)	-		(10,408)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(14,571)	(14,422)	(4)	-	(149)	-
Other, net	(293)	311		4	-	(608)
Paramount's share of Same Store Cash NOI
for the nine months ended September 30, 2016	$206,652	$165,006		$23,100	$24,345	$(5,799)

Increase in Same Store Cash NOI	$19,105	$7,089		$9,501	$2,103	$412

% Increase	9.2%	4.3%		41.1%	8.6%

(1)	See page 56 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI for the nine months ended September 30, 2017 attributable to (i) 60 Wall Street, in New York, which was acquired in January 2017 and (ii) One Front Street and 50 Beale in San Francisco, which were acquired in December 2016 and July 2017, respectively.

(3)	Represents our share of Cash NOI attributable to Waterview, which was sold in May 2017.
(4)	Includes $10,861 from the termination of a tenant’s lease at 1633 Broadway.

FFO and Core FFO

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs, realized and unrealized gain or losses on real estate fund investments, unrealized gains or losses on interest rate swaps, severance costs and loss on early extinguishment of debt, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2017	2016	2017	2016
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(25,403)	$4,469	$114,408	$4,892
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	68,523	68,008	204,023	213,202
Gain on sale of Waterview	-	-	(110,583)	-
FFO	43,120	72,477	207,848	218,094
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	5,152	(11,319)	(9,783)	(30,026)
Consolidated real estate fund	(114)	(157)	(20,530)	147
Operating Partnership	(4,628)	(10,386)	(20,098)	(34,109)
FFO attributable to common stockholders	$43,530	$50,615	$157,437	$154,106
Per diluted share	$0.18	$0.23	$0.67	$0.71

FFO	$43,120	$72,477	$207,848	$218,094
Non-core items:
Valuation allowance on preferred equity investment	19,588	-	19,588	-
Realized and unrealized loss from unconsolidated real estate funds	4,034	1,379	6,281	2,518
Our share of earnings from 712 Fifth Avenue in excess of distributions received and (distributions in excess of basis)	691	-	(14,381)	-
Transaction related costs	274	282	1,051	1,725
After-tax net gain on sale of residential condominium land parcel	-	-	(21,568)	-
Loss on early extinguishment of debt	-	-	7,877	-
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	-	(13,589)	(2,750)	(30,939)
Severance costs	-	-	-	2,874
Core FFO	67,707	60,549	203,946	194,272
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(9,656)	(5,874)	(25,057)	(17,776)
Consolidated real estate fund	(114)	(157)	(242)	147
Operating Partnership	(5,568)	(9,282)	(20,208)	(32,094)
Core FFO attributable to common stockholders	$52,369	$45,236	$158,439	$144,549
Per diluted share	$0.22	$0.21	$0.67	$0.67

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	239,445,810	219,394,245	235,151,398	216,317,746
Effect of dilutive securities	24,653	24,385	26,285	-
Denominator for FFO and Core FFO per diluted share	239,470,463	219,418,630	235,177,683	216,317,746

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2017.

Property	Rate	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway(1)	3.54%	$-	$-	$-	$-	$-	$1,000,000	$1,000,000	$1,001,383
1301 Avenue of the Americas	3.05%	-	-	-	-	500,000	-	500,000	488,411
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	486,606
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	989,941
50 Beale	3.65%	-	-	-	-	228,000	-	228,000	228,073
Total Fixed Rate Debt	3.66%	$-	$-	$-	$-	$728,000	$2,475,000	$3,203,000	$3,194,414

Variable Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$30,100	$30,100	$30,142
1301 Avenue of the Americas	3.05%	-	-	-	-	350,000	-	350,000	351,287
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.05%	$-	$-	$-	$-	$350,000	$30,100	$380,100	$381,429

Total Consolidated Debt	3.60%	$-	$-	$-	$-	$1,078,000	$2,505,100	$3,583,100	$3,575,843

(1)	This debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $897,535,000 of outstanding indebtedness as of September 30, 2017, of which our share was $180,949,000.

The following table summarized our fixed rate debt that has been swapped from floating rate to fixed as of September 30, 2017.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2017
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2015	Dec-2020	1.65%	$1,233
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	142
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$1,375

1633 Broadway (1)	$400,000	Dec-2020	Dec-2021	2.35%	$921
1633 Broadway (1)	300,000	Dec-2015	Dec-2022	1.95%	805
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$1,726

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	September 30, 2017			December 31, 2016
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$380,100	3.05%	$3,801	$599,627	2.29%
Fixed rate (1)	2,548,658	3.59%	-	2,593,343	3.99%
	$2,928,758	3.52%	$3,801	$3,192,970	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	3.69%	$288	$55,750	2.72%
Fixed rate (1)	152,141	3.41%	-	69,692	5.74%
	$180,949	3.45%	$288	$125,442	4.40%

Noncontrolling interests' in the Operating Partnership share of above			$(393)
Total change in annual net income			$3,696
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table above.

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

As of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures at the end of the period covered by this Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2017, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. The amount of timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time. During the three months ended September 30, 2017, we did not repurchase any of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: November 6, 2017	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)