Form 10-K
period 2017-12-31
Paramount Group, Inc.
filed 2018-02-15
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 31, 2018, there were 240,427,944 shares of the registrant’s common stock outstanding.

As of June 30, 2017, the aggregate market value of the 204,426,210 shares of common stock held by non-affiliates of the Registrant was $3,270,819,000 based on the June 30, 2017 closing share price of our common stock of $16.00 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 17, 2018) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X, for 712 Fifth Avenue, L.P. and Paramount Group Real Estate Fund VII, LP.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2017, portions of which are incorporated by reference herein.

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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully, our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in this report.

PART I

ITEM 1.	BUSINESS

General

Paramount Group, Inc. (“Paramount”) is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  We conduct our business through, and substantially all our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”).  We are the sole general partner of, and owned approximately 90.7% of, the Operating Partnership as of December 31, 2017. As of December 31, 2017, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet that was 94.2% leased and 89.9% occupied. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We were incorporated in Maryland as a corporation on April 14, 2014 to continue the business of our Predecessor, which was not a legal entity, but a combination of entities under common control as they were entities controlled by members of the Otto family that held various assets. We did not have any meaningful operations until the acquisition of substantially all of the assets of our Predecessor and assets of the real estate funds that it controlled, as well as the interests of unaffiliated third parties in certain properties. Our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

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

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of our portfolio. Our portfolio occupancy was 89.9% as of December 31, 2017; we believe this presents us with a meaningful growth opportunity as we lease-up our portfolio given the strong office market fundamentals in the markets in which we operate.

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

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Barclays Capital, Inc., Clifford Chance LLP, Morgan Stanley, Credit Agricole Corporate & Investment Bank, Norton Rose Fulbright, Showtime Networks Inc., TD Bank, N.A., Warner Music Group, Google Inc. and the U.S. Federal Government.

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

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 27 years, and has worked at our company for an average of over 20 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2017, our share of net debt to enterprise value was 40.6% and we had $219.4 million of cash and cash equivalents and an $800.0 million revolving credit facility, which was increased to $1.0 billion in January 2018.

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

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2017, 2016 and 2015.

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

Employees

As of December 31, 2017, we had 327 employees, including 94 corporate employees and 233 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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

PATH Act

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

•

For taxable years beginning before January 1, 2018, no more than 25% of the value of our assets may consist of stock or securities of one or more taxable REIT subsidiaries (“TRSs”).  For taxable years beginning after December 31, 2017, the PATH Act reduced this limit to 20%.  As of December 31, 2017, the securities we own in our TRSs do not, in the aggregate, exceed 20% of the total value of our assets.

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

•

A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a TRS attributable to services provided to, or on behalf of, its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

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

Tax Cuts and Jobs Act

The “Tax Cuts and Jobs Act” (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, was signed into law on December 22, 2017 and made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders.

Among other changes, the TCJA made the following changes:

•

For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•

The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our TRSs and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations).   In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.
•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.
•

A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•

Accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA.  Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time.  We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City, Washington, D.C. and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

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

As of December 31, 2017, approximately 58% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2017, the vacancy rate of our portfolio was 5.8%. In addition, 1.5% of the square footage of the properties in our portfolio will expire by the end of 2018. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 26% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial up front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

We may be adversely affected by trends in the office real estate industry.

Telecommuting, flexible work schedules, open workplaces and teleconferencing are becoming more common. These practices enable businesses to reduce their space requirements.  There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which, under the TCJA, was reduced from 35% to 21%, on certain built-in gains recognized in connection with a taxable disposition of a number of our properties acquired in the Formation Transactions for a period of up to 5 years following the completion of the Formation Transactions, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

Terrorist attacks and/or shooting incidents may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets, including New York City, Washington D.C. and San Francisco, that have been or may be in the future the targets of actual or threatened terrorism attacks and/or shooting incidents. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.”

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

We have in the past, are currently and may in the future acquire and own properties in joint ventures and private equity real estate funds with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds does not operate in compliance with the REIT requirements. Further, our joint venture and fund partners may fail to meet their obligations to the joint venture or fund as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. We will review the qualifications and previous experience of any co-venturers or partners, although we do not expect to obtain financial information from, or to undertake independent investigations with respect to, prospective co-venturers or partners. To the extent our partners do not meet their obligations to us or our joint ventures or funds or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.

Our joint venture partners in 712 Fifth Avenue, One Market Plaza and 50 Beale have forced sale rights as a result of which we may be forced to sell these assets to third parties at times or prices that may not be favorable to us.

Our partners in the joint ventures that own 712 Fifth Avenue, One Market Plaza and 50 Beale have forced sale rights pursuant to which, after a specified period, each may require us to sell the property to a third party. At any time on or after (i) November 24, 2020, with respect to 712 Fifth Avenue, (ii) March 31, 2021, with respect to One Market Plaza, and (iii) August 12, 2024, with respect to 50 Beale, our joint venture partners may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. In the case of 712 Fifth Avenue and 50 Beale, upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). In the case of One Market Plaza, upon exercise of forced sale right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us to sell these properties to third parties at times or prices that may not be favorable to us, which could adversely impact us.

Contractual commitments with existing private equity real estate funds and our investment club may limit our ability to acquire properties, issue loans or invest in preferred equity directly in the near term.

Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”), our private equity real estate fund focused on acquiring and/or issuing loans to real estate and real estate related companies or investing in their preferred equity, completed its final closing in April 2016, with $775,200,000 in capital commitments. As of December 31, 2017, Fund VIII has called and substantially invested $369,950,000 of such capital commitments. We expect that all investments that meet Fund VIII’s primary stated investment objectives will continue to be made through Fund VIII, until the end of its investment period, which will end three years after the final closing (i.e., April 28, 2019), unless we, as the general partner of Fund VIII, choose to extend it an additional year. We have the option (but not the obligation) of participating in each of Fund VIII’s debt and preferred equity for up to 25% of the total investment and in each of Fund VIII’s equity investments for up to 50% of the total investment, and may, where it is attractive to us and determined to be in the best interest of Fund VIII, acquire greater percentages of a given investment opportunity. Because of the limited exclusivity requirements of Fund VIII, we may be required to acquire or issue loans, or invest in preferred equity partially through this fund that we otherwise would have acquired solely through our operating partnership, which may prevent our operating partnership from acquiring or issuing loans, or investing in preferred equity and adversely affect our growth prospects. In connection with certain assets that we co-invest in with Fund VIII, specifically those where Fund VIII owns a majority of the joint venture it is expected that Fund VIII will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above.

Paramount Gateway Office Club (the “Club”) is our strategic real estate co-investment platform focused on acquiring real estate assets and/or real estate related equity investments. In connection with the creation of the Club, we agreed that the Club would be our exclusive investment vehicle for all investments that fit within the Club’s investment parameters (subject to our ability to co-invest), until the four year anniversary of the final closing of the Club. Because of the exclusivity requirements of the Club, we may be required to acquire properties through this platform that we otherwise would have acquired through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. Alternatively, we may choose to co-invest up to 51.0% of the equity required for any property alongside the third-party investors in the Club to the extent we determine it is in our best interest. In connection with any property in which we co-invest, we will have the authority, subject to major decision rights in favor of our joint venture partners, to make a majority of the decisions in connection with such property. In July 2017, we completed an initial closing of the Club with $300,000,000 of third-party equity capital commitments. Concurrently with the closing, the Club made its first investment by acquiring a 49.0% equity interest in 50 Beale Street, a 660,625 square foot Class A office building in San Francisco, CA.  The acquisition valued the property at $517,500,000 and included the assumption of $228,000,000 of existing debt. In January 2018, we completed a second closing of the Club, bringing aggregate third-party equity capital commitments to $600,000,000.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2017, including debt of our unconsolidated joint ventures, we had $4.5 billion of total debt, of which our share is $3.1 billion, substantially all of which was secured debt, and we have $800 million of available borrowing capacity under our unsecured revolving credit facility, which was increased to $1.0 billion in January 2018. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.

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

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention.  In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC and Paramount Group Real Estate Advisor II, LP, are registered with the SEC as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and may in the future be registered as managers of alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”).  Such registration results in certain aspects of our investment management business being supervised by the SEC and, in the future, subject to notification of sales activities for one or more of our managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

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

As of December 31, 2017, $380.1 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;
•	changes in our FFO, NOI or income estimates;
•	publication of research reports about us or the real estate industry;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Form 10-K;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions.

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

As of December 31, 2017, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the TCJA), on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. tax purposes.

In the case of assets we acquired on a tax-deferred basis from certain corporations controlled by the Otto family and Wilhelm von Finck (which we collectively refer to as the “family corporations”) as part of the Formation Transactions, we are subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is 21%, effective January 1, 2018, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 5-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Additionally, depending upon the location of the asset acquired on a tax deferred basis there may be additional “sting tax” imposed on a state and local level.  Gain from a sale of such an asset occurring after the 5-year period ends will not be subject to this sting tax. We currently do not expect to dispose of any asset if the disposition would result in the imposition of a material sting tax liability under the above rules. We cannot, however, assure you that we will not change our plans in this regard.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for accounting principles generally accepted in the United States of America (“GAAP”) purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the effect of limitations on interest and net operating loss deductibility under the TCJA, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business, and, in the case of some of our properties, we may be subject to an entity-level sting tax.

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

In 2015 Congress revised the rules applicable to federal income tax audits of partnerships (such as our operating partnership) and the collection of any tax resulting from any such audits or other tax proceedings, generally for taxable years beginning after December 31, 2017. Under the new rules, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  The new rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply.  Recently released proposed Treasury Regulations provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.  In addition, these proposed Treasury Regulations provide that when a push-out election affects a partner that is a REIT, such REIT may be able to use deficiency dividend procedures with respect to adjustments resulting from such election. Many questions remain as to how the new rules will apply, and it is not clear at this time what effect this legislation will have on us.  However, these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

Tax legislation or regulatory action could adversely affect us or our investors.

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

On December 22, 2017, President Trump signed into law the TCJA. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. These changes include permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers.  The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many of the provisions contained therein. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2017, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet that was 94.2% leased and 89.9% occupied. The following table presents an overview of our portfolio as of December 31, 2017.

(Amounts in thousands, except square feet and per square foot amounts)						Annualized Rent (3)
Property	Submarket	Paramount Ownership	Square Feet	% Leased (1)	% Occupied (2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	100.0%	2,518,196	95.4%	86.8%	$151,729	$72.61
1301 Avenue of the Americas	Sixth Avenue/Rock Center	100.0%	1,781,571	97.9%	90.5%	120,990	75.87
1325 Avenue of the Americas	Sixth Avenue/Rock Center	100.0%	808,998	80.9%	77.2%	41,048	66.34
31 West 52nd Street	Sixth Avenue/Rock Center	100.0%	761,790	78.0%	78.0%	52,333	85.04
900 Third Avenue	East Side	100.0%	598,903	94.7%	94.7%	41,206	73.13
712 Fifth Avenue	Madison/Fifth Avenue	50.0%	543,386	95.1%	94.6%	57,382	112.23
60 Wall Street (5)	Downtown	5.0%	1,625,483	100.0%	100.0%	73,600	45.28
Subtotal / Weighted Average New York			8,638,327	93.8%	89.4%	538,288	70.58
Paramount's Ownership Interest			6,822,588	92.4%	86.8%	439,684	75.58

Washington, D.C.:
425 Eye Street	East End	100.0%	372,552	98.7%	98.5%	16,799	45.91
2099 Pennsylvania Avenue	CBD	100.0%	208,905	88.9%	86.4%	14,175	78.51
1899 Pennsylvania Avenue	CBD	100.0%	190,955	100.0%	100.0%	15,638	82.02
Liberty Place	East End	100.0%	174,090	94.9%	92.6%	13,871	85.49
Subtotal / Weighted Average Washington, D.C.			946,502	96.1%	95.0%	60,483	67.15
Paramount's Ownership Interest			946,502	96.1%	95.0%	60,483	67.15

San Francisco:
One Market Plaza	South Financial District	49.0%	1,583,136	97.7%	96.6%	112,177	72.50
One Front Street	North Financial District	100.0%	646,759	99.3%	85.3%	34,419	62.14
50 Beale Street (6)	South Financial District	31.1%	660,625	82.6%	78.2%	29,399	57.27
Subtotal / Weighted Average San Francisco			2,890,520	94.6%	89.9%	175,995	67.32
Paramount's Ownership Interest			1,627,950	96.4%	89.8%	98,529	66.95

Total Portfolio / Weighted Average			12,475,349	94.2%	89.9%	$774,766	$69.54
Paramount's Ownership Interest			9,397,040	93.5%	88.1%	$598,696	$73.10

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)	Represents office and retail space only.
(5)	Acquired on January 24, 2017.
(6)	Acquired on July 17, 2017.

Tenant Diversification

As of December 31, 2017, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, media and entertainment, consulting, legal and other professional services, technology and federal government agencies. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2017.

(Amounts in thousands, except square feet and per square feet amounts)					Our Share of
			Total		Total		% of	Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet		Total		Per Square	Annualized
Tenant	Expiration		Occupied		Occupied		Square Feet	Amount	Foot	Rent
Barclays Capital, Inc.	Dec-2020	(2)	500,790	(2)	500,790	(2)	5.3%	$32,457	$64.81	5.4%
Allianz Global Investors, LP	Jan-2031		320,911		320,911		3.4%	28,203	87.88	4.7%
Clifford Chance LLP	Jun-2024		328,992		328,992		3.5%	26,218	79.69	4.4%
Norton Rose Fulbright	Sep-2034	(3)	320,325	(3)	320,325	(3)	3.4%	25,343	79.12	4.2%
Credit Agricole Corporate & Investment Bank	Feb-2023		312,679		312,679		3.3%	24,913	79.68	4.2%
Morgan Stanley & Company	Mar-2032		260,829		260,829		2.8%	19,124	73.32	3.2%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		293,487		293,487		3.1%	16,947	57.74	2.8%
Showtime Networks, Inc.	Jan-2026		238,880		238,880		2.5%	14,416	60.35	2.4%
Kasowitz Benson Torres & Friedman, LLP	Mar-2037		203,394		203,394		2.2%	14,354	70.57	2.4%
U.S. General Services Administration	Jun-2021		310,450		310,450		3.3%	14,332	46.17	2.4%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	3,372 of the square feet leased expires on June 30, 2023.
(3)	116,462 of the square feet leased expires on March 31, 2032.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2017.

	Our Share of
		% of		% of
(Amounts in thousands, except square feet)	Square Feet	Occupied	Annualized	Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,797,586	21.9%	$138,432	23.1%
Financial Services - Commercial and Investment Banking	1,727,381	21.0%	123,130	20.6%
Technology and Media	1,428,952	17.4%	94,288	15.7%
Financial Services, all others	930,909	11.3%	79,193	13.2%
Insurance	554,680	6.8%	43,370	7.2%
Retail	270,738	3.3%	22,480	3.8%
Government	345,278	4.2%	16,830	2.8%
Real Estate	226,434	2.8%	15,544	2.6%
Consumer Products	192,620	2.3%	14,804	2.5%
Other	733,244	9.0%	50,625	8.5%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2017 for each of the ten calendar years beginning with the year ending December 31, 2018. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	7,865	5,509	$ 310	$ 58.44	0.0%

2018	181,933	140,053	11,585	84.03	1.8%
2019	697,883	580,536	43,727	75.69	6.9%
2020	787,238	514,577	37,247	71.58	5.8%
2021	1,626,605	1,408,925	89,239	64.16	14.0%
2022	2,389,183	569,236	38,664	75.61	6.1%
2023	723,782	661,845	51,016	77.74	8.0%
2024	705,685	671,903	52,318	78.06	8.2%
2025	873,820	599,539	43,551	72.69	6.8%
2026	753,435	666,818	49,240	70.65	7.7%
2027	125,471	117,455	9,530	81.17	1.5%
Thereafter	2,831,701	2,805,952	211,826	75.06	33.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.

Our portfolio contains a number of large buildings in select central business district submarkets, which often involve large users occupying multiple floors for relatively long terms. Accordingly, the renewal of one or more large leases may have a material positive or negative impact on average base rent, tenant improvement and leasing commission costs in a given period. Tenant improvement costs include expenditures for general improvements related to a new tenant. Leasing commission costs are similarly subject to significant fluctuations depending upon the anticipated revenue to be received under the leases and the length of leases being signed. Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets and by the desirability of our individual properties.

As of December 31, 2017, the vacancy rate of our portfolio was 5.8%.  In addition, 189,798 square feet (including month-to-month tenants), or 1.5% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2018, which represents approximately 1.8% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. Real estate fund investments are comprised of Alternative Investment Fund and the Property Funds.  The following is a summary of our ownership in these funds and the funds’ ownership in the underlying investments.

Alternative Investment Fund

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), an Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments. Fund VIII completed its final closing in April 2016 with $775,200,000 in capital commitments, of which $369,950,000 has been called and substantially invested as of December 31, 2017.  These investments have various stated interest rates ranging from 5.50% to 9.61% and maturities ranging from October 2018 to December 2027.  Fund VIII’s investment period is scheduled to end in April 2019, unless extended by us until April 2020. As of December 31, 2017, our ownership interest in Fund VIII was approximately 1.3%.

Property Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”). Fund VII and VII-H collectively own 100% of 0 Bond Street, a 64,390 square foot creative office building in the NoHo submarket of Manhattan. As of December 31, 2017, our ownership interest in Fund VII and Fund VII-H was approximately 7.2%.

Residential Development Fund

We also serve as the general partner of the Residential Development Fund (“RDF”). The purpose of RDF is to construct a for sale residential project in San Francisco. We own 7.4% interest in RDF that owns a 20% interest in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”).

Preferred Equity Investments

As of December 31, 2017, we own a 24.4% interest in PGRESS Equity Holdings L.P., a consolidated entity that owns certain preferred equity investments.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend
Preferred Equity Investment	Ownership	Rate	Initial Maturity	As of December 31, 2017
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,817
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,588
				55,405
Less: valuation allowance (2)				(19,588)
Total preferred equity investments, net				$35,817

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

(2)

Represents a $17,500 preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. The preferred equity had a dividend rate of 10.3%, of which 7.0% was paid in cash and the remainder accreted to the balance of the investment. The preferred equity investment had two one-year extension options. On April 11, 2017, the partnership that owns 2 Herald Square defaulted on the obligation to extend the maturity date or redeem the preferred equity investment, together with accrued and unpaid dividends. We believe, based on current facts and circumstances, that the redemption of our preferred equity investment is not probable. Accordingly, we have recorded a $19,588 valuation allowance which represents the carrying value of the preferred equity investment.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35 Story art deco style building located on the corner of 5th Avenue and 58th Street, in New York.

718 Fifth Avenue - Put Right

We manage 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York.  Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after September 10, 2018 with 12 months written notice and the actual purchase occurring no earlier than September 10, 2019. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE. The table below sets forth the high and low sales prices of our common stock and dividends for the years ended December 31, 2017 and 2016:

	2017			2016
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$17.58	$15.87	$0.095	$17.97	$14.23	$0.095
June 30	17.25	15.32	0.095	17.40	15.26	0.095
September 30	16.79	15.14	0.095	18.28	15.36	0.095
December 31	16.61	15.49	0.095	16.74	14.58	0.095

As of December 31, 2017, there were approximately 302 registered holders of record of our common stock.  This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

Dividends

In order to maintain our qualification as a REIT under the Internal Revenue Code, we must distribute at least 90% of our taxable income to shareholders. We intend to pay dividends on a quarterly basis to holders of our common stock. Any dividend distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors; including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

On December 15, 2017, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ended December 31, 2017, which was paid on January 12, 2018 to stockholders of record as of the close of business on December 29, 2017.

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

	November 19,	December 31,
	2014	2014	2015	2016	2017
Paramount	$100.00	$102.26	$101.95	$92.23	$93.62
S&P 500 Index	100.00	100.72	102.12	114.33	139.29
SNL Office REIT Index	100.00	104.09	105.01	117.18	120.34
All Equity Index	100.00	104.09	107.03	116.26	126.35

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(3)
Equity compensation plans approved by stockholders	11,696,820	(1)	$17.20	(2)	10,376,577
Equity compensation plans not approved by stockholders	-		-		-
Total	11,696,820		$17.20		10,376,577

(1)

Includes an aggregate of (i) 2,448,743 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our 2014 Equity Incentive Plan (the "Plan"), (ii) 5,383,148 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units that were previously granted pursuant to the Plan and (iii) 3,864,929 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 5,383,148 LTIP units include 3,253,991 LTIP units that remain subject to the achievement of the requisite performance criteria.

(2)

The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.

(3)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 20,753,154.

Recent Purchases of Equity Securities

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. The amount of timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time. We have not repurchased any of our common stock under the stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

Upon completion of the Offering and the Formation Transactions, we acquired substantially all of the assets of our Predecessor, and the assets of the real estate funds that it controlled. In addition, as part of the Formation Transactions, we also acquired the interests of certain unaffiliated third parties in 1633 Broadway, 31 West 52nd Street and 1301 Avenue of the Americas. These transactions were accounted for as transactions among entities under common control.  However, as a result of our acquisition of these assets from the real estate funds in the Formation Transactions, we account for these assets following the Formation Transactions using historical cost accounting whereas, prior to the Formation Transactions, the Predecessor had accounted for these assets using the specialized accounting applicable to investment companies because, prior to the Formation Transactions, they had been held by the real estate funds, which qualified for investment company accounting.  As a result, our consolidated financial statements following the Formation Transactions differ significantly from, and are not comparable with, the historical financial position and results of operations of our Predecessor. The following table sets forth selected financial and operating data for the years ended December 31, 2017, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014 and as of the end of such years and period. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	The Company
					Period from
	For the Year Ended December 31,				November 24, 2014
(Amounts in thousands, except per share amounts)	2017	2016	2015		to December 31, 2014
REVENUES:
Rental income	$628,883	$590,161	$586,530		$57,465
Tenant reimbursement income	52,418	44,943	50,885		5,865
Fee and other income	37,666	48,237	24,993		2,805
Total revenues	718,967	683,341	662,408		66,135
EXPENSES:
Operating	266,136	250,040	244,754		26,011
Depreciation and amortization	266,037	269,450	294,624		34,481
General and administrative	61,577	53,510	42,056		2,207
Transaction related costs	2,027	2,404	10,355		-
Total expenses	595,777	575,404	591,789		62,699
Operating income	123,190	107,937	70,619		3,436
Income from unconsolidated joint ventures	20,185	7,413	6,850		938
Loss from unconsolidated real estate funds	(6,143)	(498)	-		-
Income from real estate fund investments	-	-	37,975		1,412
Interest and other (loss) income, net	(9,031)	6,934	871		(179)
Interest and debt expense	(143,762)	(153,138)	(168,366)		(43,743)
Loss on early extinguishment of debt	(7,877)	(4,608)	-		-
Gain on sale of real estate	133,989	-	-		-
Unrealized gain on interest rate swaps	1,802	39,814	75,760		15,084
Formation related costs	-	-	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-	-	-		239,716
Net income before income taxes	112,353	3,854	23,709		73,227
Income tax expense	(5,177)	(1,785)	(2,566)		(505)
Net income	107,176	2,069	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	10,365	(15,423)	(5,459)		(1,353)
Consolidated real estate funds	(19,797)	1,316	(21,173)		(135)
Operating Partnership	(11,363)	2,104	1,070		(13,926)
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$(4,419)		$57,308

Per Share Data:
Income (loss) per common share - basic	$0.37	$(0.05)	$(0.02)		$0.27
Income (loss) per common share - diluted	$0.37	$(0.05)	$(0.02)		$0.27

Dividends per common share	$0.380	$0.380	$0.419	(1)	$-

Balance Sheet Data (as of end of period):
Total assets	$8,917,661	$8,867,168	$8,775,229		$9,021,605
Real estate, at cost	8,329,475	7,849,093	7,652,117		7,530,239
Accumulated depreciation and amortization	(487,945)	(318,161)	(243,089)		(81,050)
Debt, net	3,541,300	3,594,898	2,942,610		2,843,451
Total equity	5,022,084	4,885,947	5,310,550		5,554,953

Other Data:
Funds from operations attributable to common stockholders ("FFO") (2)	$205,558	$195,140	$209,349		$82,425
Core funds from operations attributable to common stockholders ("Core FFO") (2)	210,072	183,579	167,091		16,100

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related Formation Transactions and ending on December 31, 2014.
(2)	For a reconciliation of net income to FFO and Core FFO and why we view these measures to be useful supplemental performance measures, see page 74.

The following table sets forth selected financial and operating data of our Predecessor for the period from January 1, 2014 to November 23, 2014 and for the year ended December 31, 2013 and as of the end of such year.

	The Predecessor
	Period from	For the
	January 1, 2014	Year Ended
(Amounts in thousands)	to November 23, 2014	December 31, 2013
REVENUES:
Rental income	$30,208	$30,406
Tenant reimbursement income	1,646	1,821
Distributions from real estate fund investments	17,083	29,184
Realized and unrealized gains, net	129,354	332,053
Fee and other income	49,098	26,426
Total revenues	227,389	419,890
EXPENSES:
Operating	15,862	16,195
Depreciation and amortization	10,203	10,582
General and administrative	30,912	33,504
Profit sharing compensation	12,041	23,385
Other	7,974	4,633
Total expenses	76,992	88,299
Operating income	150,397	331,591
Income from unconsolidated joint ventures	4,241	1,062
Unrealized (loss) gain on interest rate swaps	(673)	1,615
Interest and other income, net	2,479	9,407
Interest and debt expense	(28,585)	(29,807)
Net income before income taxes	127,859	313,868
Income tax expense	(18,461)	(11,029)
Net income	109,398	302,839
Net income attributable to noncontrolling interests	(87,888)	(286,325)
Net income attributable to the Predecessor	$21,510	$16,514

		The Predecessor
(Amounts in thousands)		As of December 31, 2013
Balance Sheet Data:
Total assets		$2,990,814
Real estate, at cost		414,998
Accumulated depreciation and amortization		(57,689)
Debt, net		497,982
Total equity		2,025,444

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, our Operating Partnership. We are the sole general partner of, and owned approximately 90.7% of the Operating Partnership as of December 31, 2017.

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

•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio.

Critical Accounting Policies

Real Estate

Real estate is carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

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

Real estate and related intangibles are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate and the related intangibles held for sale are carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate and related intangibles classified as assets held for sale.

Variable Interest Entities and Investments in Unconsolidated Joint Ventures and Funds

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We consolidate entities that are not VIEs where we have significant decision making control over operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consists of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps. Interest rate swaps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. As a result, there is no significant ineffectiveness from any of our interest rate swaps. The effective portion of changes in the fair value of interest rate swaps that are designated as hedges are recognized in “other comprehensive income (loss)” (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

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

Business Overview

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

Paramount Gateway Office Club

We formed Paramount Gateway Office Club (the “Club”), a strategic real estate co-investment platform with aggregate third-party equity capital commitments of $600,000,000. The Club will serve as our investment vehicle for all investments that fit within its investment parameters, subject to our option to co-invest up to 51.0% in each transaction, until the four year anniversary of the final closing of the Club.

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

On January 10, 2018, we amended and restated the credit agreement governing our revolving credit facility. The maturity date of the revolving credit facility was extended from November 2018 to January 2022, with two six-month extension options, and the capacity was increased to $1,000,000,000 from $800,000,000. The interest rate on the extended facility, at current leverage levels, was lowered by 10 basis points from LIBOR plus 125 basis points to LIBOR plus 115 basis points, and the facility fee was reduced by 5 basis points from 25 basis points to 20 basis points.

Leasing Results – Year Ended December 31, 2017

In the year ended December 31, 2017, we leased 1,281,503 square feet, of which our share was 1,161,176 square feet that was leased at a weighted average initial rent of $77.42 per square foot. This leasing activity, partially offset by lease expirations during the year, increased our leased occupancy by 80 basis points in the year to 93.5% at December 31, 2017 from 92.7% at December 31, 2016. This increase was primarily attributable to higher leased occupancy in our New York and Washington, D.C. portfolio. Our same store leased occupancy, which excludes the impact of changes in leased occupancy from acquisitions and dispositions during 2017, increased by 130 basis points to 93.6% at December 31, 2017 from 92.3% at December 31, 2016. Of the 1,281,503 square feet leased in the year, 761,860 square feet represented our share of second generation space for which we achieved rental rate increases of 8.7% on a GAAP basis and 13.1% on a cash basis. The weighted average lease term for leases signed during the year was 9.0 years and weighted average tenant improvements and leasing commissions on these leases were $9.39 per square foot per annum, or 12.1% of initial rent.

New York

In the year ended December 31, 2017, we leased 713,410 square feet in our New York portfolio, of which our share was 684,048 square feet that was leased at a weighted average initial rent of $78.83 per square foot. This leasing activity, partially offset by lease expirations during the year, increased our leased occupancy by 170 basis points to 92.4% at December 31, 2017 from 90.7% at December 31, 2016. Our same store leased occupancy, which excludes the impact of changes in leased occupancy from the acquisition of 60 Wall Street in January 2017 (a 100% leased asset), increased by 160 basis points to 92.3% at December 31, 2017 from 90.7% at December 31, 2016. Of the 684,048 square feet leased in the year, 322,696 square feet represented our share of second generation space for which rental rates increased by 4.3% on a GAAP basis and decreased by 3.9% on a cash basis. The weighted average lease term for leases signed during the year was 10.3 years and weighted average tenant improvements and leasing commissions on these leases were $9.93 per square foot per annum, or 12.6% of initial rent.

Washington, D.C.

In the year ended December 31, 2017, we leased 24,425 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $73.03 per square foot. This leasing activity, partially offset by lease expirations during the year and the sale of Waterview (a 98.7% leased asset) in May 2017, increased our leased occupancy by 60 basis points in the year to 96.1% at December 31, 2017 from 95.5% at December 31, 2016. Same store leased occupancy, which excludes the impact of changes in leased occupancy from the sale of Waterview, increased by 280 basis points to 96.1% at December 31, 2017 from 93.3% at December 31, 2016. The weighted average lease term for leases signed during the year was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $7.34 per square foot per annum, or 10.1% of initial rent.

San Francisco

In the year ended December 31, 2017, we leased 543,668 square feet in our San Francisco portfolio, of which our share was 452,703 square feet that was leased at a weighted average initial rent of $75.52 per square foot. Notwithstanding this leasing activity, our leased occupancy decreased by 260 basis points to 96.4% at December 31, 2017 from 99.0% at December 31, 2016 due to expiration of leases during the year and the acquisition of 50 Beale in July 2017 (a 82.6% leased asset). Same store leased occupancy, which excludes the impact of changes in leased occupancy from the acquisition of 50 Beale, decreased by 60 basis points to 98.4% at December 31, 2017 from 99.0% at December 31, 2016. Of the 543,668 square feet leased during the year, 439,164 square feet represented our share of second generation space for which we achieved rental rate increases of 12.1% on GAAP basis and 30.8% on a cash basis. The weighted average lease term for leases signed during the year was 7.1 years and weighted average tenant improvements and leasing commissions on these leases were $8.35 per square foot per annum, or 11.1% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2017, and is not intended to coincide with the commencement of rental revenue in accordance with GAAP.

Year Ended December 31, 2017	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	1,281,503	713,410	24,425	543,668
Pro rata share of square feet leased:	1,161,176	684,048	24,425	452,703
Initial rent (1)	$77.42	$78.83	$73.03	$75.52
Weighted average lease term (in years)	9.0	10.3	8.3	7.1

Tenant improvements and leasing commissions:
Per square foot	$84.75	$102.26	$61.31	$59.58
Per square foot per annum	$9.39	$9.93	$7.34	$8.35
Percentage of initial rent	12.1%	12.6%	10.1%	11.1%

Rent concessions:
Average free rent period (in months)	7.6	10.7	8.9	2.9
Average free rent period per annum (in months)	0.8	1.0	1.1	0.4

Second generation space: (2)
Square feet	761,860	322,696	-	439,164
GAAP basis:
Straight-line rent	$75.96	$77.05	$-	$75.18
Prior straight-line rent	$69.90	$73.88	$-	$67.07
Percentage increase	8.7%	4.3%	-	12.1%
Cash basis:
Initial rent (1)	$77.96	$81.23	$-	$75.63
Prior escalated rent (3)	$68.92	$84.49	$-	$57.84
Percentage increase (decrease)	13.1%	(3.9%)	-	30.8%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results – Year Ended December 31, 2017 and 2016

Net Income (Loss), FFO and Core FFO

Net income attributable to common stockholders was $86,381,000, or $0.37 per diluted share, for the year ended December 31, 2017, compared to a net loss of $9,934,000, or $0.05 per diluted share, for the year ended December 31, 2016. Funds from Operations (“FFO”) attributable to common stockholders was $205,558,000, or $0.87 per diluted share, for the year ended December 31, 2017, compared to $195,140,000, or $0.89 per diluted share, for the year ended December 31, 2016. FFO attributable to common stockholders for the years ended December 31, 2017 and 2016 includes the impact of non-core items, which are listed in the table on page 74. The aggregate of these items, net of amounts attributable to noncontrolling interests decreased FFO attributable to common stockholders by $4,514,000 or $0.02 per diluted share for the year ended December 31, 2017 and increased FFO attributable to common stockholders by $11,561,000, or $0.05 per diluted share for the year ended December 31, 2016. Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 74, was $210,072,000, or $0.89 per diluted share, for the year ended December 31, 2017, compared to $183,579,000, or $0.84 per diluted share, for the year ended December 31, 2016.

See page 74 “Non-GAAP Financial Measures – Funds from Operations (“FFO”) and Core Funds From Operations (“Core FFO”) for a reconciliation of net income to FFO attributable to common stockholders and Core FFO attributable to common stockholders and the reasons why we believe these non-GAAP measures are useful.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for year ended December 31, 2017 versus December 31, 2016.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	(0.8%)	(4.4%)	20.9%	1.3%
Same Store Cash NOI	10.6%	5.8%	39.0%	10.7%

See page 70 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” and page 74 “Non-GAAP Financial Measures – Same Store NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

 Results of Operations – Year Ended December 31, 2017 Compared to December 31, 2016

The following pages summarize our consolidated results of operations for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$628,883	$590,161	$38,722
Tenant reimbursement income	52,418	44,943	7,475
Fee and other income	37,666	48,237	(10,571)
Total revenues	718,967	683,341	35,626
EXPENSES:
Operating	266,136	250,040	16,096
Depreciation and amortization	266,037	269,450	(3,413)
General and administrative	61,577	53,510	8,067
Transaction related costs	2,027	2,404	(377)
Total expenses	595,777	575,404	20,373
Operating income	123,190	107,937	15,253
Income from unconsolidated joint ventures	20,185	7,413	12,772
Loss from unconsolidated real estate funds	(6,143)	(498)	(5,645)
Interest and other (loss) income, net	(9,031)	6,934	(15,965)
Interest and debt expense	(143,762)	(153,138)	9,376
Loss on early extinguishment of debt	(7,877)	(4,608)	(3,269)
Gain on sale of real estate	133,989	-	133,989
Unrealized gain on interest rate swaps	1,802	39,814	(38,012)
Net income before income taxes	112,353	3,854	108,499
Income tax expense	(5,177)	(1,785)	(3,392)
Net income	107,176	2,069	105,107
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	10,365	(15,423)	25,788
Consolidated real estate funds	(19,797)	1,316	(21,113)
Operating Partnership	(11,363)	2,104	(13,467)
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$96,315

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $718,967,000 for the year ended December 31, 2017, compared to $683,341,000 for the year ended December 31, 2016, an increase of $35,626,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.		San Francisco	Other
Rental income
Acquisitions (1)	$52,020	$-		$-		$52,020	$-
Dispositions (2)	(22,021)	-		(22,021)		-	-
Other, net	4,607	3,878		22		707	-
Same store operations	4,116	(3,423)	(3)	5,107	(4)	4,501	(2,069)
Increase (decrease) in rental income	38,722	455		(16,892)		57,228	(2,069)

Tenant reimbursement income
Acquisitions (1)	5,871	-		-		5,871	-
Dispositions (2)	(1,629)	-		(1,629)		-	-
Same store operations	3,233	(620)		3,730	(4)	123	-
Increase (decrease) in tenant
reimbursement income	7,475	(620)		2,101		5,994	-

Fee and other income
Property management	388	-		-		-	388
Asset management (5)	827	-		-		-	827
Acquisition and disposition (5)	5,744	-		-		-	5,744
Other	322	-		-		-	322
Increase in fee income	7,281	-		-		-	7,281
Acquisitions (1)	704	-		-		704	-
Dispositions (2)	(204)	-		(204)		-	-
Lease termination income	(14,821)	(16,013)		-		1,192	-
Other income	(3,531)	(3,068)		749		(1,254)	42
(Decrease) increase in other income	(17,852)	(19,081)		545		642	42
(Decrease) increase in fee
and other income	(10,571)	(19,081)		545		642	7,323

Total increase (decrease) in revenues	$35,626	$(19,246)		$(14,246)		$63,864	$5,254

(1)	Represents revenues attributable to acquired properties (One Front Street and 50 Beale in San Francisco) for the months in which they were not owned by us in both reporting periods.
(2)	Represents revenues attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.
(3)	Primarily due to a decrease in occupancy at 31 West 52nd Street and 1325 Avenue of the Americas.
(4)	Primarily due to an increase in occupancy at 2099 Pennsylvania Avenue and Liberty Place.
(5)	Represents fees in connection with managing our real estate fund investments.
(6)

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $595,777,000 for the year ended December 31, 2017, compared to $575,404,000 for the year ended December 31, 2016, an increase of $20,373,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.		San Francisco		Other
Operating
Acquisitions (1)	$18,589	$-		$-		$18,589		$-
Dispositions (2)	(7,231)	-		(7,231)		-		-
Bad debt expense	(192)	(261)		(4)		73		-
Same store operations	4,930	4,671		1,856		1,355		(2,952)
Increase (decrease) in operating	16,096	4,410		(5,379)		20,017		(2,952)

Depreciation and amortization
Acquisitions (1)	39,928	-		-		39,928		-
Dispositions (2)	(6,897)	-		(6,897)		-		-
Operations	(36,444)	(29,979)	(3)	(2,687)	(3)	(3,949)	(3)	171
(Decrease) increase in depreciation
and amortization	(3,413)	(29,979)		(9,584)		35,979		171

General and administrative
Stock-based compensation	5,369	-		-		-		5,369	(4)
Mark-to-market of investments
in our deferred compensation plan	4,670	-		-		-		4,670	(5)
Severance costs	(248)	-		-		-		(248)
Operations	(1,724)	-		-		-		(1,724)
Increase in general
and administrative	8,067	-		-		-		8,067

Decrease in transaction related costs	(377)	-		-		-		(377)

Total increase (decrease) in expenses	$20,373	$(25,569)		$(14,963)		$55,996		$4,909

(1)	Represents expenses attributable to acquired properties (One Front Street and 50 Beale in San Francisco) for the months in which they were not owned by us in both reporting periods.
(2)	Represents expenses attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.
(3)	Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(4)	Primarily due to additional expense from stock awards granted in the current year.
(5)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included as a component of “interest and other (loss) income, net” on our consolidated statements of income.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $20,185,000 for the year ended December 31, 2017, compared to $7,413,000 for the year ended December 31, 2016, an increase of $12,772,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue ($20,072 in 2017, compared to $7,335 in 2016)	$12,737	(1)
60 Wall Street (acquired in January 2017)	(152)
75 Howard (acquired in May 2017)	182	(2)
Oder-Center, Germany ($83 in 2017, compared to $78 in 2016)	5
Total increase	$12,772

(1)

Prior to June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, we can no longer recognize our proportionate share of earnings from the venture until our basis is above zero. Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture.

(2)	Represents our residential fund’s 20% share of income from the property, of which our 7.4% share is $14.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $6,143,000 for the year ended December 31, 2017, compared to $498,000 for the year ended December 31, 2016, an increase in loss of $5,645,000. This increase resulted primarily from a decrease in carried interest of $7,122,000, partially offset by a decrease in unrealized losses of $1,043,000.

Interest and Other (Loss) Income, net

Interest and other loss was $9,031,000 for the year ended December 31, 2017, compared to income of $6,934,000 for the year ended December 31, 2016, a decrease in income of $15,965,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$(19,588)
Decrease in preferred equity investment income ($4,187 in 2017, compared to $5,716 in 2016) (2)	(1,529)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	4,670
Other, net	482
Total decrease	$(15,965)

(1)	Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780.
(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $1,029 and $1,393 for the years ended December 31, 2017 and 2016, respectively.

Interest and Debt Expense

Interest and debt expense was $143,762,000 for the year ended December 31, 2017, compared to $153,138,000 for the year ended December 31, 2016, a decrease of $9,376,000. This decrease resulted from:

(Amounts in thousands)
$445 million of debt repayments ($274 million at 900 Third Avenue in October 2016 and $171 million at 1899 Pennsylvania Avenue and Liberty Place in May 2017)	$(14,359)
$975 million refinancing of One Market Plaza in January 2017	(15,202)
$210 million defeasance of Waterview in October 2016	(9,442)
$850 million financing of 1301 Avenue of the Americas in October 2016	20,225
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	3,803
Amortization of deferred financing costs	4,384
Other, net	1,215
Total decrease	$(9,376)

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $7,877,000 for the year ended December 31, 2017, compared to $4,608,000 for the year ended December 31, 2016, an increase in loss of $3,269,000. The current year’s loss represents costs related to (i) the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing and (ii) the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017. The prior year’s loss represents costs in connection with the defeasance of debt at Waterview.

Gain on Sale of Real Estate

In the year ended December 31, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of an $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in 75 Howard in May 2017.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the year ended December 31, 2017, compared to an unrealized gain of $39,814,000 for the year ended December 31, 2016, a decrease of $38,012,000. This decrease was primarily due to (i) $32,376,000 of lower unrealized gains in 2017 relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017, (ii) $4,016,000 of unrealized gains in 2016 relating to swaps aggregating $162,000,000 on 900 Third Avenue that were settled upon the repayment in October 2016 and (iii) $1,620,000 of unrealized gains in 2016 relating to swaps aggregating $237,600,000 on 31 West 52nd Street that were settled upon the refinancing in May 2016.

Income Tax Expense

Income tax expense was $5,177,000 for the year ended December 31, 2017, compared to $1,785,000 for the year ended December 31, 2016, an increase in expense of $3,392,000. This increase in expense was primarily due to higher fee income on our taxable REIT subsidiaries and $1,838,000 of tax on the gain on sale of an 80.0% equity interest in 75 Howard.

Net (Loss) Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net loss attributable to noncontrolling interest in consolidated joint ventures was $10,365,000 for the year ended December 31, 2017, compared to income of $15,423,000 for the year ended December 31, 2016, a decrease in income attributable to noncontrolling interests in consolidated joint ventures of $25,788,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$(14,808)
Lower preferred equity investment income ($3,158 in 2017, compared to income of $4,323 in 2016)	(1,165)
Lower income attributable to One Market Plaza ($3,389 in 2017, compared to $11,100 in 2016) (1)	(7,711)
Loss attributable to 50 Beale (acquired in July 2017)	(2,104)
Total decrease	$(25,788)

(1)

The decrease in income is primarily due to lower unrealized gains in 2017 relating to interest rate swaps that were settled in connection with the refinancing of property level debt in January 2017, partially offset by lower interest expense resulting from such refinancing.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $19,797,000 for the year ended December 31, 2017, compared to a loss of $1,316,000 for the year ended December 31, 2016, an increase in income attributable to the noncontrolling interests of $21,113,000. This increase was primarily due to the noncontrolling interests’ $20,288,000 share of the gain on the sale of an 80.0% equity interest in 75 Howard.

Net Income (Loss) Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $11,363,000 for the year ended December 31, 2017, compared to a loss of $2,104,000 for the year ended December 31, 2016, an increase in income attributable to noncontrolling interests of $13,467,000. This increase resulted from higher income subject to allocation to the unitholders of the Operating Partnership for the year ended December 31, 2017.

Results of Operations – Year Ended December 31, 2016 Compared to December 31, 2015

The following pages summarize our consolidated results of operations for the years ended December 31, 2016 and 2015.

	For the Year Ended December 31,
(Amounts in thousands)	2016	2015	Change
REVENUES:
Rental income	$590,161	$586,530	$3,631
Tenant reimbursement income	44,943	50,885	(5,942)
Fee and other income	48,237	24,993	23,244
Total revenues	683,341	662,408	20,933
EXPENSES:
Operating	250,040	244,754	5,286
Depreciation and amortization	269,450	294,624	(25,174)
General and administrative	53,510	42,056	11,454
Transaction related costs	2,404	10,355	(7,951)
Total expenses	575,404	591,789	(16,385)
Operating income	107,937	70,619	37,318
Income from unconsolidated joint ventures	7,413	6,850	563
Loss from unconsolidated real estate funds	(498)	-	(498)
Income from real estate fund investments	-	37,975	(37,975)
Interest and other income, net	6,934	871	6,063
Interest and debt expense	(153,138)	(168,366)	15,228
Loss on early extinguishment of debt	(4,608)	-	(4,608)
Unrealized gain on interest rate swaps	39,814	75,760	(35,946)
Net income before income taxes	3,854	23,709	(19,855)
Income tax expense	(1,785)	(2,566)	781
Net income	2,069	21,143	(19,074)
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	(15,423)	(5,459)	(9,964)
Consolidated real estate funds	1,316	(21,173)	22,489
Operating Partnership	2,104	1,070	1,034
Net loss attributable to common stockholders	$(9,934)	$(4,419)	$(5,515)

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
(5)

Represents the change in mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included as a component of “interest and other (loss) income, net” on our consolidated statements of income.

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

Loss from Unconsolidated Real Estate Funds

On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value, except for RDF, which is accounted for at historical cost and will continue to be consolidated into our consolidated financial statements. The following table sets forth the details of (loss) income from unconsolidated real estate funds.

	For the Year Ended December 31, 2016
			Alternative
(Amounts in thousands)	Total	Property Funds	Investment Fund
Our Share of Net (Loss) Income:
Net investment (loss) income	$(324)	$(460)	$136
Net unrealized (loss) income	(1,706)	(1,710)	4
Carried interest	1,532	1,532	-
(Loss) income from unconsolidated real estate funds (1)	$(498)	$(638)	$140

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” on our consolidated statement of income for the year ended December 31, 2016.

Income from Real Estate Fund Investments

Prior to January 1, 2016, our real estate funds were consolidated into our consolidated financial statements and accordingly 100% of the income or loss from our real estate funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net (income) loss attributable to noncontrolling interests in consolidated real estate funds.” The following table sets forth the details of income from these funds, including our share thereof.

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

(1)

Represents income from our real estate funds that were consolidated during 2015, including Fund II, Fund III, Fund VII, Fund VII-H, Fund VIII, Paramount Group Real Estate Special Situations Fund L.P. (“PGRESS”), Paramount Group Real Estate Special Situations Fund-A L.P. (“PGRESS-A”) and Paramount Group Real Estate Special Situations Fund-H L.P. (“PGRESS-H”).

(2)	Includes $5,481 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the year ended December 31, 2015.

Interest and Other Income, net

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

Interest and Debt Expense

Interest and debt expense was $153,138,000 for the year ended December 31, 2016, compared to $168,366,000 for the year ended December 31, 2015, a decrease of $15,228,000.  This decrease resulted from:

(Amounts in thousands)
$1.5 billion of refinancings (1633 Broadway in December 2015 and 31 West 52nd Street in May 2016)	$(15,104)
$850 million financing of 1301 Avenue of the Americas in October 2016	5,480
$484 million of repayment and defeasance (900 Third Avenue and Waterview in October 2016)	(7,784)
Amortization of deferred financing costs	4,239
Other, net (primarily related to the deconsolidation of our real estate fund investments)	(2,059)
Total decrease	$(15,228)

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $4,608,000 for the year ended December 31, 2016 and represents costs incurred in connection with the defeasance of debt at Waterview.

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

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Funds

Net loss attributable to noncontrolling interests in consolidated real estate funds was $1,316,000 for the year ended December 31, 2016, compared to income attributable to noncontrolling interests of $21,173,000 for the year ended December 31, 2015, a decrease in income attributable to the noncontrolling interests of $22,489,000. This decrease resulted primarily from the deconsolidation of our real estate funds that were accounted for at fair value pursuant to our adoption of ASU 2015-02 on January 1, 2016 using the modified retrospective method. This decrease resulted from:

(Amounts in thousands)
Decrease in net loss attributable to the RDF ($1,316 in 2016, compared to $3,723 in 2015)	$2,407
Income attributable to consolidated real estate funds in 2015	(24,896)
Total decrease	$(22,489)

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

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business. We anticipate that our long-term needs including debt maturities and the acquisition of additional properties will be funded by operating cash flow, mortgage financings and/or re-financings, and the issuance of long-term debt or equity and cash on hand.

Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

As of December 31, 2017, we had $1.050 billion of liquidity comprised of $219,381,000 of cash and cash equivalents, $31,044,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of December 31, 2017, our outstanding consolidated debt aggregated $3.583 billion. We had no amounts outstanding under our revolving credit facility as of December 31, 2017 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

On January 10, 2018, we amended and restated the credit agreement governing our revolving credit facility. The maturity date of the revolving credit facility was extended from November 2018 to January 2022, with two six-month extension options, and the capacity was increased to $1,000,000,000 from $800,000,000. The interest rate on the extended facility, at current leverage levels, was lowered by 10 basis points from LIBOR plus 125 basis points to LIBOR plus 115 basis points, and the facility fee was reduced by 5 basis points from 25 basis points to 20 basis points. We also have an option, subject to customary conditions and incremental lender commitments, to increase the capacity under the facility to $1,500,000,000 at any time prior to the maturity date of the facility.

The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, however, the leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed charge coverage ratio of at least 1.50, (iv) an unsecured leverage ratio not to exceed 60%, however, the unsecured leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of  real estate is completed and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On December 15, 2017, we declared a regular quarterly cash dividend of $0.095 per share of common stock for the fourth quarter ending December 31, 2017, which was paid on January 12, 2018 to stockholders of record as of the close of business on December 29, 2017.  During 2017, we paid an aggregate of $100,840,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations. If we were to continue our current dividend policy for all of 2018, we would pay out approximately $101,000,000 to common stockholders and unitholders during 2018.

Contractual Obligations

The following table provides a summary of our contractual obligations and commitments as of December 31, 2017.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,503,792	$104,946	$211,801	$2,121,976	$1,065,069
Unconsolidated debt (including interest expense) (1)	235,230	6,403	12,823	42,712	173,292
Due to affiliates (including interest expense) (1)	27,634	27,634	-	-	-
Tenant obligations	99,998	92,787	6,966	-	245
Leasing commissions	4,762	3,934	828	-	-
Total (2)	$3,871,416	$235,704	$232,418	$2,164,688	$1,238,606

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2017 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our properties.

Off Balance Sheet Arrangements

As of December 31, 2017, our unconsolidated joint ventures had $897,971,000 of outstanding indebtedness, of which our share was $180,990,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2017, we believe we are in compliance with all of our covenants.

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

Cash Flows

Cash and cash equivalents and restricted cash were $250,425,000, $192,339,000 and $185,707,000 as of December 31, 2017, 2016 and 2015, respectively. Cash and cash equivalents and restricted cash increased by $58,086,000 for the year ended December 31, 2017. Our December 31, 2015 cash and cash equivalents and restricted cash included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016. Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents and restricted cash increased by $14,619,000 for the year ended December 31, 2016. Cash and cash equivalents and restricted cash decreased by $308,620,000 for the year ended December 31, 2015. The following table sets forth the changes in cash flow.

	For the Year Ended December 31,
(Amount in thousands)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$190,111	$148,283	$(16,950)
Investing activities	295,731	(652,658)	(109,340)
Financing activities	(427,756)	518,994	(182,330)

Operating Activities

Year Ended December 31, 2017 –We generated $190,111,000 of cash from operating activities for the year ended December 31, 2017, primarily from (i) $199,767,000 of net income (before $226,580,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $6,042,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $15,698,000 of net changes in operating assets and liabilities  Noncash adjustments of $226,580,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, impairment loss on preferred equity investment and amortization of stock based compensation.

Year Ended December 31, 2016 – We generated $148,283,000 of cash from operating activities for the year ended December 31, 2016, primarily from (i) $157,510,000 of net income (before $155,441,000 of noncash adjustments) and (ii) $8,513,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $17,740,000 of net changes in operating assets and liabilities. Noncash adjustments of $155,441,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps. The changes in operating assets and liabilities were primarily due to additions to deferred charges of $15,701,000.

Year Ended December 31, 2015 – We used $16,950,000 of cash for operating activities for the year ended December 31, 2015, primarily due to (i) $170,269,000 of net changes in operating assets and liabilities, partially offset by (ii) $148,334,000 of net income (before $127,191,000 of noncash adjustments) and (iii) $4,985,000 of distributions from unconsolidated joint ventures. Noncash adjustments of $127,191,000 were primarily comprised of depreciation and amortization, unrealized gain on interest rate swaps, straight-lining of rental income and realized and net unrealized gains on real estate fund investments. The changes in operating assets and liabilities were primarily due to net acquisition of real estate fund investments of $127,743,000 and additions to deferred charges of $40,510,000.

Investing Activities

Year Ended December 31, 2017 – We generated $295,731,000 of cash from investing activities for the year ended December 31, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate and (ii) $34,584,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $161,184,000 for acquisition of real estate; (iv) $86,434,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements (v) $28,791,000 for the investments in unconsolidated joint ventures, and (vi) $1,987,000 for net purchases of marketable securities (which are held in our deferred compensation plan).

Year Ended December 31, 2016 – We used $652,658,000 of cash for investing activities for the year ended December 31, 2016, primarily due to (i) $517,823,000 for the acquisition of One Front Street, (ii) $132,686,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $1,780,000 for the investments in unconsolidated joint ventures, and (iv) $369,000 for the net purchases of marketable securities (which are held in our deferred compensation plan).

Year Ended December 31, 2015 – We used $109,340,000 of cash for investing activities for the year ended December 31, 2015, primarily due to (i) $107,859,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $1,481,000 for net purchases of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Year Ended December 31, 2017 – We used $427,756,000 of cash for financing activities for the year ended December 31, 2017, primarily due to (i) $1,044,821,000 for repayments of notes and mortgages payable and $7,877,000 for loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility, (iii) $119,251,000 for distributions to noncontrolling interests, (iv) $100,780,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities, and (vi) $7,344,000 for the payment of debt issuance costs, partially offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $100,777,000 of contributions from noncontrolling interests, primarily from the acquisition of 50 Beale, (ix) $60,000,000 of borrowings under the revolving credit facility and (x) $9,555,000 from the refund of transfer taxes.

Year Ended December 31, 2016 – We generated $518,994,000 of cash from financing activities for the year ended December 31, 2016, primarily from (i) $1,362,414,000 of proceeds from notes and mortgages payable, primarily from the refinancings of 1301 Avenue of the Americas and 31 West 52nd Street, (ii) $340,000,000 of borrowings under the revolving credit facility and (iii) $7,651,000 of contributions from noncontrolling interests, partially offset by (iv) $689,269,000 of repayments of notes and mortgages payable, primarily for the repayments of the 31 West 52nd Street and 900 Third Avenue, (v) $210,000,000 for the purchase of marketable securities and $4,608,000 for loss on early extinguishment of debt, in connections with the defeasance of Waterview’s mortgage loan, (vi) $130,000,000 of repayments of the amounts borrowed under the revolving credit facility, (vii) $100,517,000 of dividends and distributions paid to common stockholders and unitholders, (viii) $29,387,000 for the payment of debt issuance costs, (ix) $23,654,000 for the settlement of swap liabilities and (x) $3,636,000 for distributions to noncontrolling interests.

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

Non-GAAP Financial Measures

We use and present NOI, Same Store NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure. Other real estate companies may use different methodologies for calculating these measures, and accordingly, our presentation of these measures may not be comparable to other real estate companies. These non-GAAP measures should not be considered a substitute for, and should only be considered together with and as a supplement to, financial information presented in accordance with GAAP.

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, net, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level.

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$107,176	$27,031	$126,054	$5,727	$(51,636)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	266,037	153,337	21,484	89,088	2,128
General and administrative	61,577	-	-	-	61,577
Interest and debt expense	143,762	89,358	2,724	45,366	6,314
Loss on early extinguishment of debt	7,877	-	5,162	2,715	-
Transaction related costs	2,027	-	-	-	2,027
Income tax expense	5,177	-	-	2	5,175
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
Income from unconsolidated joint ventures	(20,185)	(19,920)	-	-	(265)
Loss from unconsolidated real estate funds	6,143	-	-	-	6,143
Fee income	(24,212)	-	-	-	(24,212)
Interest and other loss (income), net	9,031	(113)	(40)	(325)	9,509
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	448,262	268,836	44,801	140,771	(6,146)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(55,464)	-	-	(55,464)	-
Consolidated real estate fund	(154)	-	-	-	(154)
Paramount's share of NOI	$392,644	$268,836	$44,801	$85,307	$(6,300)

NOI	$448,262	$268,836	$44,801	$140,771	$(6,146)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(54,886)	(38,293)	(979)	(15,592)	(22)
Amortization of above and below-market leases, net	(18,912)	4,737	(2,193)	(21,456)	-
Cash NOI	374,464	235,280	41,629	103,723	(6,168)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(42,325)	-	-	(42,325)	-
Consolidated real estate fund	(154)	-	-	-	(154)
Paramount's share of Cash NOI	$331,985	$235,280	$41,629	$61,398	$(6,322)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,069	$29,478	$247	$22,167	$(49,823)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	269,450	183,316	31,068	53,109	1,957
General and administrative	53,510	-	-	-	53,510
Interest and debt expense	153,138	73,729	17,798	55,817	5,794
Loss on early extinguishment of debt	4,608	-	4,608	-	-
Transaction related costs	2,404	-	-	-	2,404
Income tax expense	1,785	-	-	37	1,748
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
Income from unconsolidated joint ventures	(7,413)	(7,335)	-	-	(78)
Loss from unconsolidated real estate funds	498	-	-	-	498
Fee income	(16,931)	-	-	-	(16,931)
Interest and other income, net	(6,934)	(203)	(53)	(28)	(6,650)
Unrealized gain on interest rate swaps	(39,814)	(5,636)	-	(34,178)	-
NOI	433,565	290,223	53,668	96,924	(7,250)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(47,561)	-	-	(47,561)	-
Consolidated real estate fund	414	-	-	-	414
Paramount's share of NOI	$386,418	$290,223	$53,668	$49,363	$(6,836)

NOI	$433,565	$290,223	$53,668	$96,924	$(7,250)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(82,724)	(64,056)	(4,772)	(13,872)	(24)
Amortization of above and below-market leases, net	(9,536)	8,921	(2,204)	(16,253)	-
Cash NOI	341,305	235,088	46,692	66,799	(7,274)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(32,571)	-	-	(32,571)	-
Consolidated real estate fund	414	-	-	-	414
Paramount's share of Cash NOI	$309,148	$235,088	$46,692	$34,228	$(6,860)

	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$21,143	$35,932	$(462)	$7,858	$(22,185)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	294,624	210,597	30,088	52,748	1,191
General and administrative	42,056	-	-	-	42,056
Interest and debt expense	168,366	84,164	20,609	55,285	8,308
Transaction related costs	4,483	-	-	-	4,483
Transfer taxes due in connection with sale of shares by a former joint venture partner	5,872	-	-	-	5,872
Income tax expense (benefit)	2,566	-	(321)	11	2,876
NOI from unconsolidated joint ventures	16,580	16,210	-	-	370
Income from unconsolidated joint ventures	(6,850)	(6,734)	-	-	(116)
Income from real estate fund investments	(37,975)	-	-	-	(37,975)
Fee income	(10,248)	-	-	-	(10,248)
Interest and other income, net	(871)	(324)	(30)	(13)	(504)
Unrealized gain on interest rate swaps	(75,760)	(45,066)	-	(30,694)	-
NOI	423,986	294,779	49,884	85,195	(5,872)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(54,657)	(11,576)	-	(43,081)	-
Consolidated real estate funds	(668)	-	-	-	(668)
Paramount's share of NOI	$368,661	$283,203	$49,884	$42,114	$(6,540)

NOI	$423,986	$294,779	$49,884	$85,195	$(5,872)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(69,112)	(45,847)	(6,029)	(17,205)	(31)
Amortization of above and below-market leases, net	(9,917)	8,052	(2,237)	(15,732)	-
Cash NOI	344,957	256,984	41,618	52,258	(5,903)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(35,948)	(9,665)	-	(26,283)	-
Consolidated real estate funds	(668)	-	-	-	(668)
Paramount's share of Cash NOI	$308,341	$247,319	$41,618	$25,975	$(6,571)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2017 and 2016. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store NOI also excludes lease termination income, bad debt expense, and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year ended
December 31, 2017 (1)	$392,644	$268,836	$44,801	$85,307	$(6,300)
Acquisitions (2)	(35,852)	(2,594)	-	(33,258)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(2,381)	(1,097)	-	(1,284)	-
Other, net	(1,053)	234	-	(1,164)	(123)
Paramount's share of Same Store NOI for
the year ended December 31, 2017	$353,358	$265,379	$44,801	$49,601	$(6,423)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year ended
December 31, 2016 (1)	$386,418	$290,223	$53,668	$49,363	$(6,836)
Acquisitions	-	-	-	-	-
Dispositions (3)	(16,623)	-	(16,623)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(17,040)	(16,859)	-	(181)	-
Other, net	3,331	4,373	26	(217)	(851)
Paramount's share of Same Store NOI for
the year ended December 31, 2016	$356,086	$277,737	$37,071	$48,965	$(7,687)

(Decrease) increase in Same Store NOI	$(2,728)	$(12,358)	$7,730	$636	$1,264

% (Decrease) increase	(0.8%)	(4.4%)	20.9%	1.3%

(1)	See page 70 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (60 Wall Street in New York and One Front Street and 50 Beale in San Francisco) for the months they were not owned by us in both reporting periods.

(3)	Represents our share of NOI attributable to sold properties (Waterview in Washington, D.C.) for the months they were not owned by us in both reporting periods.

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year ended
December 31, 2017 (1)	$331,985	$235,280	$41,629	$61,398	$(6,322)
Acquisitions (2)	(25,536)	(3,105)	-	(22,431)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(2,381)	(1,097)	-	(1,284)	-
Other, net	(50)	50	-	23	(123)
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2017	$304,018	$231,128	$41,629	$37,706	$(6,445)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year ended
December 31, 2016 (1)	$309,148	$235,088	$46,692	$34,228	$(6,860)
Acquisitions	-	-	-	-	-
Dispositions (3)	(16,753)	-	(16,753)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(17,040)	(16,859)	-	(181)	-
Other, net	(536)	311	4	-	(851)
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2016	$274,819	$218,540	$29,943	$34,047	$(7,711)

Increase in Same Store Cash NOI	$29,199	$12,588	$11,686	$3,659	$1,266

% Increase	10.6%	5.8%	39.0%	10.7%

(1)	See page 70 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (60 Wall Street in New York and One Front Street and 50 Beale in San Francisco) for the months they were not owned by us in both reporting periods.

(3)	Represents our share of Cash NOI attributable to sold properties (Waterview in Washington, D.C.) for the months they were not owned by us in both reporting periods.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as GAAP net income or loss adjusted to exclude net gains from sales of depreciated real estate assets, impairment losses on depreciable real estate and depreciation and amortization expense from real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs, realized and unrealized gains or losses on real estate fund investments, unrealized gains or losses on interest rate swaps, severance costs and gains or losses on early extinguishment of debt, in order to reflect the Core FFO of our real estate portfolio and operations.  In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our consolidated financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table presents a reconciliation of net income to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2017	2016	2015
Reconciliation of net income to FFO and Core FFO:
Net income	$107,176	$2,069	$21,143
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	273,938	275,653	300,645
Gain on sale of Waterview	(110,583)	-	-
FFO	270,531	277,722	321,788
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(19,748)	(41,320)	(39,383)
Consolidated real estate funds	(20,132)	419	(22,096)
Operating Partnership	(25,093)	(41,681)	(50,960)
FFO attributable to common stockholders	$205,558	$195,140	$209,349
Per diluted share	$0.87	$0.89	$0.99

FFO	$270,531	$277,722	$321,788
Non-core (income) expense:
After-tax net gain on sale of residential condominium land parcel	(21,568)	-	-
Valuation allowance on preferred equity investment	19,588	-	-
Our share of earnings from 712 Fifth Avenue in excess of distributions received	(14,205)	-	-
Loss on early extinguishment of debt	7,877	4,608	-
Realized and unrealized loss from unconsolidated real estate funds	6,380	607	-
Unrealized gain on interest rate swaps (including our share of unconsolidated joint ventures)	(2,750)	(41,869)	(77,872)
Severance costs	2,626	2,874	3,315
Realized and unrealized gain from consolidated real estate funds	-	-	(25,701)
Transaction related costs	2,027	2,404	4,483
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	-	5,872
Predecessor income tax true-up	-	-	721
Core FFO	270,506	246,346	232,606
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(35,022)	(23,890)	(21,355)
Consolidated real estate funds	156	419	(3,465)
Operating Partnership	(25,568)	(39,296)	(40,695)
Core FFO attributable to common stockholders	$210,072	$183,579	$167,091
Per diluted share	$0.89	$0.84	$0.79

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	236,372,801	218,053,062	212,106,718
Effect of dilutive securities	28,747	15,869	4,572
Denominator for FFO per diluted share	236,401,548	218,068,931	212,111,290

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2017.

Property	Rate	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$-	$1,000,000	$-	$1,000,000	$1,012,004
1301 Avenue of the Americas	3.05%	-	-	-	500,000	-	-	500,000	488,879
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	490,764
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	992,585
50 Beale Street	3.65%	-	-	-	228,000	-	-	228,000	227,937
Total Fixed Rate Debt	3.66%	$-	$-	$-	$728,000	$1,000,000	$1,475,000	$3,203,000	$3,212,169

Variable Rate Debt:
1633 Broadway	3.11%	$-	$-	$-	$-	$30,100	$-	$30,100	$30,461
1301 Avenue of the Americas	3.18%	-	-	-	350,000	-	-	350,000	354,323
Revolving Credit Facility (2)	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.17%	$-	$-	$-	$350,000	$30,100	$-	$380,100	$384,784

Total Consolidated Debt	3.61%	$-	$-	$-	$1,078,000	$1,030,100	$1,475,000	$3,583,100	$3,596,953

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.
(2)

On January 10, 2018, we amended and extended our revolving credit facility. The maturity date of our revolving credit facility from November 2018 to January 2022, with two six-month extension options and increased the capacity to $1,000,000 from $800,000.

In addition to the above, our unconsolidated joint ventures had $897,971,000 of outstanding indebtedness as of December 31, 2017, of which our share was $180,990,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of December 31, 2017.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2017
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2015	Dec-2020	1.65%	$4,371
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	3,077
1633 Broadway (1)	300,000	Dec-2015	Dec-2022	1.95%	2,407
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$9,855

1633 Broadway (1)	$400,000	Dec-2020	Dec-2021	2.35%	$317
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$317

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2017			December 31, 2016
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$380,100	3.17%	$3,801	$599,627	2.29%
Fixed rate (1)	2,548,658	3.59%	-	2,593,343	3.99%
	$2,928,758	3.54%	$3,801	$3,192,970	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	3.93%	$288	$55,750	2.72%
Fixed rate (1)	152,182	3.41%	-	69,692	5.74%
	$180,990	3.49%	$288	$125,442	4.40%

Noncontrolling interests' share of above			$(475)
Total change in annual net income			$3,614
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 76.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 15, 2018

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	December 31, 2017	December 31, 2016
Real estate, at cost
Land	$2,209,506	$2,091,535
Buildings and improvements	6,119,969	5,757,558
	8,329,475	7,849,093
Accumulated depreciation and amortization	(487,945)	(318,161)
Real estate, net	7,841,530	7,530,932
Cash and cash equivalents	219,381	162,965
Restricted cash	31,044	29,374
Investments in unconsolidated joint ventures	44,762	6,411
Investments in unconsolidated real estate funds	7,253	28,173
Preferred equity investments, net of allowance of $19,588 and $0	35,817	55,051
Marketable securities	29,039	22,393
Accounts and other receivables, net of allowance of $277 and $202	17,082	15,251
Deferred rent receivable	220,826	163,695
Deferred charges, net of accumulated amortization of $19,412 and $9,832	98,645	71,184
Intangible assets, net of accumulated amortization of $200,857 and $166,841	352,206	412,225
Assets held for sale	-	346,685
Other assets	20,076	22,829
Total assets (1)	$8,917,661	$8,867,168

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $41,800 and $43,281	$3,541,300	$3,364,898
Revolving credit facility	-	230,000
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	117,630	103,896
Dividends and distributions payable	25,211	25,151
Intangible liabilities, net of accumulated amortization of $75,073 and $55,349	130,028	153,018
Other liabilities	54,109	76,959
Total liabilities (1)	3,895,577	3,981,221
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 240,427,022 and 230,015,356 shares in 2017 and 2016, respectively	2,403	2,300
Additional paid-in-capital	4,297,948	4,116,987
Earnings less than distributions	(133,693)	(129,654)
Accumulated other comprehensive income	10,083	372
Paramount Group, Inc. equity	4,176,741	3,990,005
Noncontrolling interests in:
Consolidated joint ventures	404,997	253,788
Consolidated real estate fund	14,549	64,793
Operating Partnership (24,620,279 and 34,511,214 units outstanding)	425,797	577,361
Total equity	5,022,084	4,885,947
Total liabilities and equity	$8,917,661	$8,867,168

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.7%, as of December 31, 2017. The assets and liabilities of the Operating Partnership, as of December 31, 2017, include $1,956,020 and $1,264,338 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities.

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2017	2016	2015
REVENUES:
Rental income	$628,883	$590,161	$586,530
Tenant reimbursement income	52,418	44,943	50,885
Fee and other income	37,666	48,237	24,993
Total revenues	718,967	683,341	662,408
EXPENSES:
Operating	266,136	250,040	244,754
Depreciation and amortization	266,037	269,450	294,624
General and administrative	61,577	53,510	42,056
Transaction related costs	2,027	2,404	10,355
Total expenses	595,777	575,404	591,789
Operating income	123,190	107,937	70,619
Income from unconsolidated joint ventures	20,185	7,413	6,850
Loss from unconsolidated real estate funds	(6,143)	(498)	-
Income from real estate fund investments	-	-	37,975
Interest and other (loss) income, net	(9,031)	6,934	871
Interest and debt expense	(143,762)	(153,138)	(168,366)
Loss on early extinguishment of debt	(7,877)	(4,608)	-
Gain on sale of real estate	133,989	-	-
Unrealized gain on interest rate swaps	1,802	39,814	75,760
Net income before income taxes	112,353	3,854	23,709
Income tax expense	(5,177)	(1,785)	(2,566)
Net income	107,176	2,069	21,143
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	10,365	(15,423)	(5,459)
Consolidated real estate funds	(19,797)	1,316	(21,173)
Operating Partnership	(11,363)	2,104	1,070
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$(4,419)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.37	$(0.05)	$(0.02)
Weighted average shares outstanding	236,372,801	218,053,062	212,106,718

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.37	$(0.05)	$(0.02)
Weighted average shares outstanding	236,401,548	218,053,062	212,106,718

DIVIDENDS PER COMMON SHARE	$0.380	$0.380	$0.419	(1)

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and related Formation Transactions and ending on December 31, 2014.

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net income	$107,176	$2,069	$21,143
Other comprehensive income (loss):
Change in value of interest rate swaps	10,618	8,161	(9,241)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	160	17	(512)
Comprehensive income	117,954	10,247	11,390
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	10,365	(15,423)	(5,459)
Consolidated real estate funds	(19,797)	1,316	(21,173)
Operating Partnership	(12,430)	2,141	2,980
Comprehensive income (loss) attributable to common stockholders	$96,092	$(1,719)	$(12,262)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Funds	Operating Partnership	Total Equity
Balance as of December 31, 2014	212,107	$2,122	$3,851,432	$57,308	$-	$347,818	$338,070	$958,203	$5,554,953
Net income (loss)	-	-	-	(4,419)	-	5,459	21,173	(1,070)	21,143
Common shares and units issued under Omnibus share plan	5	-	(2,127)	-	-	-	-	2,131	4
Dividends and distributions ($0.419 per share and unit)	-	-	-	(88,874)	-	-	-	(21,651)	(110,525)
Contributions from noncontrolling interests	-	-	-	-	-	2,530	165,399	-	167,929
Distributions to noncontrolling interests	-	-	-	-	-	(731)	(55,905)	-	(56,636)
Change in value of interest rate swaps	-	-	-	-	(7,431)	-	-	(1,810)	(9,241)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(412)	-	-	(100)	(512)
Acquisition of noncontrolling interests' in consolidated joint ventures and funds	-	-	(91,417)	-	-	(118,227)	(53,772)	-	(263,416)
Adjustments to noncontrolling interests	-	-	43,981	-	-	-	-	(43,981)	-
Amortization of equity awards	-	-	1,459	-	-	-	-	6,325	7,784
Other	-	-	(470)	(135)	-	-	(328)	-	(933)
Balance as of December 31, 2015	212,112	2,122	3,802,858	(36,120)	(7,843)	236,849	414,637	898,047	5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	-	(351,035)	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	236,849	63,602	898,047	4,959,515
Net income (loss)	-	-	-	(9,934)	-	15,423	(1,316)	(2,104)	2,069
Common shares issued upon redemption of common units	17,808	178	312,079	-	-	-	-	(312,257)	-
Common shares and units issued under Omnibus share plan	95	-	-	-	-	-	-	-	-
Dividends and distributions ($0.380 per share and unit)	-	-	-	(83,805)	-	-	-	(16,796)	(100,601)
Contributions from noncontrolling interests	-	-	-	-	-	5,151	2,500	-	7,651
Distributions to noncontrolling interests	-	-	-	-	-	(3,636)	-	-	(3,636)
Change in value of interest rate swaps	-	-	-	-	8,203	-	-	(42)	8,161
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	12	-	-	5	17
Amortization of equity awards	-	-	2,034	-	-	-	-	10,494	12,528
Other	-	-	16	205	-	1	7	14	243
Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings (Less than) In Excess of Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Funds	Operating Partnership	Total Equity
Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income (loss)	-	-	-	86,381	-	(10,365)	19,797	11,363	107,176
Common shares issued upon redemption of common units	10,359	103	172,625	-	-	-	-	(172,728)	-
Common shares and units issued under Omnibus share plan, net of shares withheld for taxes	53	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.380 per share and unit)	-	-	-	(90,266)	-	-	-	(10,574)	(100,840)
Contributions from noncontrolling interests	-	-	-	-	-	96,472	4,305	-	100,777
Distributions to noncontrolling interests	-	-	-	-	-	(44,905)	(74,346)	-	(119,251)
Consolidation of 50 Beale Street	-	-	-	-	-	110,007	-	-	110,007
Change in value of interest rate swaps	-	-	-	-	9,559	-	-	1,059	10,618
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	152	-	-	8	160
Amortization of equity awards	-	-	3,085	-	-		-	15,705	18,790
Other	-	-	5,251	-	-	-	-	3,603	8,854
Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084

See notes to consolidated financial statements.

 PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,176	$2,069	$21,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	266,037	269,450	294,624
Amortization of deferred financing costs	11,188	6,804	2,565
Gain on sale of real estate	(133,989)	-	-
Straight-lining of rental income	(54,453)	(82,568)	(69,522)
Amortization of above and below-market leases, net	(19,523)	(9,536)	(9,917)
Loss on early extinguishment of debt	7,877	4,608	-
Unrealized gain on interest rate swaps	(1,802)	(39,814)	(75,760)
Realized and unrealized (gains) losses on marketable securities	(4,664)	(494)	119
Realized and unrealized gains on real estate fund investments	-	-	(21,201)
Distributions of earnings from unconsolidated joint ventures	5,700	8,121	4,985
Income from unconsolidated joint ventures	(20,185)	(7,413)	(6,850)
Distributions of earnings from unconsolidated real estate funds	342	392	-
Loss from unconsolidated real estate funds	6,143	498	-
Amortization of stock-based compensation expense	15,922	11,278	7,309
Other non-cash adjustments	452	2,628	5,824
Valuation allowance on preferred equity investment	19,588	-	-
Changes in operating assets and liabilities:
Real estate fund investments	-	-	(127,743)
Accounts and other receivables	(1,000)	(4,521)	(3,152)
Deferred charges	(33,295)	(15,701)	(40,510)
Other assets	10,243	(12,037)	6,465
Accounts payable and accrued expenses	6,305	11,479	(6,152)
Deferred income taxes	(922)	(1,662)	(328)
Other liabilities	2,971	4,702	1,151
Net cash provided by (used in) operating activities	190,111	148,283	(16,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	540,333	-	-
Acquisitions of real estate	(161,184)	(517,823)	-
Additions to real estate	(86,434)	(132,686)	(107,859)
Purchases of marketable securities	(29,248)	(2,722)	(8,553)
Sales of marketable securities	27,261	2,353	7,072
Investment in unconsolidated joint ventures	(28,791)	-	-
Distributions of capital from unconsolidated joint ventures	20,000	-	-
Distributions of capital from unconsolidated real estate funds	14,584	-	-
Contributions of capital to unconsolidated real estate funds	(790)	(1,780)	-
Net cash provided by (used in) by investing activities	295,731	(652,658)	(109,340)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes and mortgages payable	$(1,044,821)	$(689,269)	$(927,633)
Proceeds from notes and mortgages payable	991,556	1,362,414	1,013,544
Repayment of borrowings under revolving credit facility	(290,000)	(130,000)	-
Borrowings under revolving credit facility	60,000	340,000	20,000
Distributions to noncontrolling interests	(119,251)	(3,636)	(56,636)
Contributions from noncontrolling interests	100,777	7,651	167,929
Dividends paid to common stockholders	(89,276)	(82,105)	(68,723)
Distributions paid to common unitholders	(11,504)	(18,412)	(16,735)
Settlement of interest rate swap liabilities	(19,425)	(23,654)	(33,741)
Transfer tax refund in connection with the acquisition of noncontrolling interests	9,555	-	-
Loss on early extinguishment of debt	(7,877)	(4,608)	-
Debt issuance costs	(7,344)	(29,387)	(18,871)
Other	(146)	-	-
Purchase of marketable securities in connection with the defeasance of notes and mortgages payable	-	(210,000)	-
Acquisition of noncontrolling interest in consolidated joint ventures	-	-	(261,464)
Net cash (used in) provided by financing activities	(427,756)	518,994	(182,330)

Net increase (decrease) in cash and cash equivalents and restricted cash	58,086	14,619	(308,620)
Cash and cash equivalents and restricted cash at beginning of period	192,339	185,707	494,327
Decrease in cash due to deconsolidation of real estate fund investments	-	(7,987)	-
Cash and cash equivalents and restricted cash at end of period	$250,425	$192,339	$185,707

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$162,965	$143,884	$438,599
Restricted cash at beginning of period	29,374	41,823	55,728
Cash and cash equivalents and restricted cash at beginning of period	$192,339	$185,707	$494,327

Cash and cash equivalents at end of period	$219,381	$162,965	$143,884
Restricted cash at end of period	31,044	29,374	41,823
Cash and cash equivalents and restricted cash at end of period	$250,425	$192,339	$185,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$132,361	$140,111	$159,186
Cash payments for income taxes, net of refunds	5,048	2,095	2,798

NON-CASH TRANSACTIONS:
Common shares issued upon redemption of commons units	$172,728	$312,257	$-
Dividends and distributions declared but not yet paid	25,211	25,151	25,067
Write-off of fully amortized and/or depreciated assets	9,684	11,431	1,399
Additions to real estate included in accounts payable and accrued expenses	10,413	12,104	32,009
Change in fair value of interest rate swaps	(10,618)	(8,161)	9,241
Consolidation (deconsolidation) of real estate and real estate fund investments	102,512	(396,697)	-
Assumption of notes and mortgages payable	228,000	-	-
Transfer of real estate to assets held for sale	-	(346,685)	-
Marketable securities transferred in connection with the defeasance of notes and mortgages payable	-	214,608	-
Defeasance of notes and mortgages payable	-	(210,000)	-

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  As of December 31, 2017, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.7% of, the Operating Partnership as of December 31, 2017.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of Paramount and its wholly owned subsidiaries, including the Operating Partnership. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

Real Estate

Real estate is carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of rental properties are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real estate and related intangibles are classified as held for sale when all the necessary criteria are met. The criteria include (i) management, having the authority to approve action, commits to a plan to sell the property in its present condition, (ii) the sale of the property is at a price reasonable in relation to its current fair value and (iii) the sale is probable and expected to be completed within one year. Real estate and the related intangibles held for sale are carried at the lower of carrying amounts or estimated fair value less disposal costs. Depreciation and amortization is not recognized on real estate and related intangibles classified as assets held for sale.

Variable Interest Entities and Investments in Unconsolidated Joint Ventures and Funds

We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We consolidate entities that are not VIEs where we have significant decision making control over operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consists of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with original maturities of three months or less. The majority of our cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit. To date, we have not experienced any losses on our invested cash.

Restricted Cash

Restricted cash consists primarily of security deposits held on behalf of our tenants, cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements and cash restricted in connection with our deferred compensation plan.

Preferred Equity Investments

Preferred equity investments are comprised of investments in certain partnerships that own real estate. We evaluate the collectibility of preferred equity investments when changes in events or circumstances, including delinquencies, loss experience and collateral quality, indicate that it is probable we will be unable to collect all amounts due under the contractual terms. If a preferred equity investment is considered impaired, a valuation allowance is measured and recorded based on the excess of the carrying amount of the investment over the net realizable value of the collateral.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

Marketable securities consists of investments in trading securities that are held in our deferred compensation plan for which there is an offsetting liability. These investments are initially recorded at cost and subsequently measured at fair value at the end of each reporting period, with gains or losses resulting from changes in fair value recognized in earnings, which are included as a component of “interest and other (loss) income, net” on our consolidated statements of income and the earnings are entirely offset by expenses from the mark-to-market of plan liabilities, which are included as a component of “general and administrative” expenses on our consolidated statements of income.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for deferred rent receivable, as needed. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Deferred Charges

Deferred charges include deferred leasing costs and deferred financing costs related to our revolving credit facility. Deferred leasing costs consist of fees and direct costs related to successful leasing activities. Such costs are amortized on a straight-line basis over the lives of the related leases and recognized in our consolidated statements of income as a component of “depreciation and amortization”. Deferred financing costs consist of fees and direct costs incurred in obtaining our revolving credit facility. Such costs are amortized over the term of the revolving credit facility and are recognized as a component of “interest and debt expense” on our consolidated statements of income.

Deferred Financing Costs Related to Notes and Mortgages Payable

Deferred financing costs related to notes and mortgages payable consists of fees and direct costs incurred in obtaining such financing and are recorded as a reduction of our notes and mortgages payable. Such costs are amortized over the terms of the related debt agreements and recognized as a component of “interest and debt expense” on our consolidated statements of income.

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with ASC Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps. Interest rate swaps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. The changes in the fair value of interest rate swaps that are designated as hedges are recognized in “other comprehensive income (loss)” (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).  ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value.  Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities.  Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities.

We use the following methods and assumptions in estimating fair value for financial instruments that are presented at fair value on our consolidated balance sheets:

Interest Rate Swaps

Interest rate swaps are valued by a third-party specialist using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each swap. This analysis reflects the contractual terms of the interest rate swaps and uses observable market-based inputs, including interest rate curves and implied volatilities. Interest rate swaps are classified as Level 2 in the fair value hierarchy.

We use the following methods and assumptions in estimating fair value for financial instruments that are not presented at fair value on our consolidated balance sheets, but are disclosed in the notes to our consolidated financial statements:

Preferred Equity Investments

Preferred equity investments are valued by a third-party specialist using the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value. We use significant unobservable inputs in determining the discount rate used in the fair value measurement of these investments, including a credit spread and preferred rate of return. Preferred equity investments are classified as Level 3 in the fair value hierarchy.

Notes and Mortgages Payable

Notes and mortgages payable are valued by a third-party specialist using the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash payments we would be required to make under the instrument. The notes and mortgages payable are classified as Level 2 in fair value hierarchy.

The carrying values of all other financial instruments on our consolidated balance sheets, including cash and cash equivalents, restricted cash, accounts and other receivable and accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tenant Reimbursement Income

Tenant reimbursement income includes revenue arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is earned in the same period as the expenses are incurred.

Fee and Other Income

Fee and other income includes management fees earned pursuant to contractual agreements. This revenue is recognized as the related services are performed. Fee and other income also includes lease termination and income from tenant requested services, including overtime heating and cooling.

Gains on Sale of Real Estate

Gains on the sale of real estate are recognized pursuant to ASC Topic 360, Property, Plant, and Equipment using the full accrual method, when (i) title is conveyed to the buyer, (ii) the initial investment from the buyer is sufficient, (iii) the collectibility of the sales price is reasonably assured and (iv) we do not have substantial continuing involvement and other profit recognition criteria have been met. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition until the sales criteria are met.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Compensation – Stock Compensation.  The fair value of the award on the date of grant (adjusted for estimated forfeitures) is ratably amortized into expense over the vesting period of the respective grants. The determination of fair value of these awards involves the use of significant estimates and assumptions, including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards achieve the requisite performance criteria.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), which among other items, reduces the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018.  As a result of the rate reduction under the TCJA, we have revalued the deferred tax assets of our TRSs as of December 31, 2017. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The tax rate reduction decreased our deferred tax assets by $405,000, which was recorded as additional income tax expense on our consolidated statement of income for the year ended December 31, 2017. Our TRSs had a combined current income tax expense of approximately $5,758,000, $780,000 and $2,545,000, and deferred income tax benefit of $922,000, $479,000 and $1,186,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table reconciles net income (loss) attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net income (loss) attributable to Paramount Group, Inc.	$86,381	$(9,934)	$(4,419)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(44,083)	(51,880)	(36,131)
Depreciation and amortization	96,991	95,489	104,399
Stock-based compensation	14,441	9,673	5,794
Gain on sale of real estate	(95,182)	-	-
Swap breakage costs	(1,487)	(25,367)	(27,147)
Unrealized gain on interest rate swaps	(860)	(4,651)	(29,586)
Valuation allowance on preferred equity investment	4,327	-	-
Earnings of unconsolidated joint ventures, including real estate investments	(8,600)	(3,513)	(12,909)
Other, net	1,885	13,295	7,356
Estimated taxable income	$53,813	$23,112	$7,357

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017			2016			2015
	Amount		%	Amount		%	Amount		%
Return of capital	$0.185		48.7%	$0.273		71.8%	$0.289		89.2%
Ordinary income	0.195		51.3%	0.107		28.2%	0.035		10.8%
Total	$0.380	(1)	100.0%	$0.380	(2)	100.0%	$0.324	(3)	100.0%

(1)	Excludes the fourth quarter 2017 dividend of $0.095 per share, which was paid on January 12, 2018 and is allocable to 2018 for federal income tax purposes.
(2)	Excludes the fourth quarter 2016 dividend of $0.095 per share, which was paid on January 13, 2017 and is allocable to 2017 for federal income tax purposes.
(3)

Excludes the fourth quarter 2015 dividend of $0.095 per share, which was paid on January 15, 2016 and is allocable to 2016 for federal income tax purposes and includes a dividend of $0.039 per share, which was for the 38-day period following the completion of our initial public offering and ending on December 31, 2014.

Segments

Our reportable segments are separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. See Note 24, Segments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Actual results could differ from these estimates.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In May 2014, the FASB issued ASU 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We plan to implement ASU 2014-09 on January 1, 2018, using the modified retrospective approach. This adoption will not have a material impact on our consolidated financial results, but will require additional disclosures on our consolidated financial statements.

In March 2016, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2016- 09 improves the accounting for share-based payments including income tax consequences and the classification of awards as either equity awards or liability awards. ASU 2016-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016, with early adoption permitted. We adopted the provisions of ASU 2016-09 on January 1, 2017. This adoption did not have any impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We adopted the provisions of ASU 2016-15 retrospectively on January 1, 2017 and elected, as part of the adoption, to classify distributions received from equity method investees under the nature of the distribution approach. Under this approach, distributions received from equity method investees are evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows. This adoption did not have a material impact on our consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2017-09 clarifies the types of changes to the terms and conditions of a share-based payment award that requires modification accounting. ASU 2017-09 does not change the accounting for modification of share-based awards, but clarifies that modification accounting should only be applied if there is a change to the value, vesting condition or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years that begin after December 31, 2017, with early adoption permitted. The adoption of the provisions of ASU 2017-09 on January 1, 2018 will not have an impact on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, an update to ASC Topic 815, Derivatives and Hedging. ASU 2017-12 improves transparency and understandability of information by better aligning the financial reporting for hedging relationships with the risk management activities. ASU 2017-12 also simplifies the application of hedge accounting through changes in both the designation and measurement of qualifying hedging relationships. ASU 2017-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We elected to early adopt the provisions of ASU 2017-12 on December 31, 2017. This adoption did not have any impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either financing or operating and recording a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Accounting for lessors under ASU 2016-02 is substantially similar to existing guidance, however, lessors are required to separate lease components (rental income) and non-lease components (revenue related to various services we provide). On January 5, 2018, FASB issued an exposure draft that, if adopted, (i) will provide lessors with a practical expedient to not separate lease and non-lease components if certain criteria are met and (ii) will allow for another transition method in addition to existing modified retrospective method. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We plan to adopt the provisions of ASU 2016-02 on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 retrospectively, on December 31, 2017. This adoption resulted in (i) additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows, (ii) increased cash provided by operating activities and cash used in investing activities by $3,000,000 and $15,449,000, respectively, for the year ended December 31, 2016 and (iii) increased cash used in investing activities by $13,905,000 for the year ended December 31, 2015.

In January 2017, the FASB issued ASU 2017-01, an update to ASC Topic 805, Business Combinations. ASU 2017-01 narrows the definition of a business and provides a framework for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 clarifies that when substantially all the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 also requires that a set cannot be considered a business unless it includes, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for transactions (i.e., acquisitions or dispositions) that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted the provisions of ASU 2017-01 on October 1, 2016 and concluded that the acquisitions of One Front Street in December 2016 and 50 Beale Street in July 2017 did not meet the definition of a business and accordingly were treated as asset acquisitions.

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

Waterview

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a net gain of $110,583,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2017.

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

Prior to May 5, 2017, our consolidated Residential Development Fund (“RDF”) owned 100% of the equity interests in 75 Howard Street, a fully-entitled residential condominium land parcel (“75 Howard”) in San Francisco, California. On May 5, 2017, RDF sold 80.0% of the equity interest in 75 Howard for $88,000,000 and recognized a $23,406,000 net gain on sale, of which our share, net of income taxes, was $1,661,000. Subsequent to the sale, RDF deconsolidated its investment in 75 Howard and began accounting for the remaining 20.0% under the equity method of accounting, however, we continue to consolidate our interest in RDF. We now have a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.

The following tables summarize our investments in unconsolidated joint ventures as of December 31, 2017 and 2016 and income from these investments for the years ended December 31, 2017, 2016 and 2015.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2017		2016
712 Fifth Avenue	50.0%	$-	(1)	$2,912
60 Wall Street (2)	5.0%	25,083		-
75 Howard	20.0% (3)	16,031		-
Oder-Center, Germany (2)	9.5%	3,648		3,499
Investments in unconsolidated joint ventures		$44,762		$6,411

(Amounts in thousands)	Paramount	For the Year Ended December 31,
Our Share of Net Income:	Ownership	2017		2016	2015
712 Fifth Avenue	50.0%	$20,072	(1)	$7,335	$6,734
60 Wall Street (2)	5.0%	(152)		-	-
75 Howard	20.0% (3)	182		-	-
Oder-Center, Germany (2)	9.5%	83		78	116
Income from unconsolidated joint ventures		$20,185		$7,413	$6,850

(1)

Prior to June 30, 2017, the basis of our investment in the property was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, we can no longer recognize our proportionate share of earnings for the venture until our basis is above zero. Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture. As of December 31, 2017, the carrying amount of our investment in 712 Fifth Avenue is greater than our share of its equity by $20,336.

(2)	As of December 31, 2017, the carrying amount of our investments in 60 Wall Street and Oder-Center is greater than our share of equity in these investments by $2,869 and $5,166, respectively.
(3)	Represents RDF’s ownership interest in the property. We own a 7.4% ownership interest in RDF; accordingly, our economic interest in 75 Howard is 1.5%.
(4)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.Real Estate Fund Investments

Unconsolidated Real Estate Funds

Alternative Investment Fund

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”), an Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments. Fund VIII completed its final closing in April 2016 with $775,200,000 in capital commitments, of which $369,950,000 has been called and substantially invested as of December 31, 2017.  These investments have various stated interest rates ranging from 5.50% to 9.61% and maturities ranging from October 2018 to December 2027. Fund VIII’s investment period is scheduled to end in April 2019, unless extended by us until April 2020. As of December 31, 2017, our ownership interest in Fund VIII was approximately 1.3%.

Property Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”). During 2017, certain other property funds, of which we were the general partner and investment manager, sold their interests in the underlying properties as more fully described below. The following is a summary of the property funds, our ownership interests in these funds and the funds’ ownership interest in the underlying properties as of December 31, 2017 and 2016.

		As of December 31,
		2017	2016
	Paramount	0 Bond Street	60 Wall Street (1)	One Market Plaza (2)	50 Beale Street (3)	0 Bond Street
	Ownership
Fund II	10.0%	-	46.3%	-	-	-
Fund III	3.1%	-	16.0%	2.0%	-	-
Fund VII/VII-H	7.2%	100.0%	-	-	42.8%	100.0%
Total Property Funds		100.0%	62.3%	2.0%	42.8%	100.0%
Other Investors		-	37.7%	98.0%	57.2%	-
Total		100.0%	100.0%	100.0%	100.0%	100.0%

(1)

On January 24, 2017, Fund II and Fund III, together with the other investors sold their interest in 60 Wall Street to a newly formed joint venture, in which we have a 5.0% ownership interest. Accordingly, beginning on January 24, 2017, we account for our investment in 60 Wall Street under the equity method. See Note 5, Investments in Unconsolidated Joint Ventures.

(2)	On December 13, 2017, Fund III sold its 2.0% interest in One Market Plaza to a third party investor.
(3)	On July 17, 2017, Fund VII and Fund VII-H completed the sale of their 42.8% interest in 50 Beale to us and a new joint venture, in which we have a 36.6% ownership interest. See Note 3, Acquisitions.

The following tables summarize our investments in these unconsolidated real estate funds as of December 31, 2017 and 2016, and income or loss recognized from these investments for the years ended December 31, 2017 and 2016.

	As of December 31,
(Amounts in thousands)	2017	2016
Our Share of Investments:
Property funds	$2,429	$22,811
Alternative investment fund	4,824	5,362
Investments in unconsolidated real estate funds	$7,253	$28,173

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016
Our Share of Net Loss:
Net investment income (loss)	$236	$(324)
Net realized loss	(126)	-
Net unrealized loss	(663)	(1,706)
Carried interest	(5,590)	1,532
Loss from unconsolidated real estate funds (1)	$(6,143)	$(498)

(1)

Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” on our consolidated statements of income for the years ended December 31, 2017 and 2016.

The following tables provide the summarized financial information of our unconsolidated real estate funds as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2017	2016
Real estate investments	$405,931	$639,609
Cash and cash equivalents	5,076	7,608
Other assets	74	152
Total assets	$411,081	$647,369

Other liabilities	$1,308	$1,931
Total liabilities	1,308	1,931
Equity	409,773	645,438
Total liabilities and equity	$411,081	$647,369

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2017	2016
Investment income	$29,013	$20,484
Investment expenses	7,086	7,466
Net investment income	21,927	13,018
Net realized losses	(72,134)	-
Previously recorded unrealized losses	35,682	-
Net unrealized (losses) gains	(6,266)	14,275
(Loss) income from real estate fund investments	$(20,791)	$27,293

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Real Estate Funds

Prior to January 1, 2016, our real estate funds were consolidated into our consolidated financial statements and accordingly 100% of the income or loss from our real estate funds was reported as “income from real estate fund investments” and the noncontrolling share of such income or loss was reflected as “net (income) loss attributable to noncontrolling interests in consolidated real estate funds”. On January 1, 2016, we adopted ASU 2015-02 using the modified retrospective method, which required us to deconsolidate all of our real estate funds that were previously accounted for at fair value, except for RDF, which is accounted for at historical cost and continues to be consolidated into our consolidated financial statements.  The following table sets forth the details of income from these funds, including our share thereof.

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

(1)

Represents income from our real estate funds that were consolidated during 2015, including Fund II, Fund III, Fund VII, Fund VII-H, Fund VIII, Paramount Group Real Estate Special Situations Fund L.P., Paramount Group Real Estate Special Situations Fund-A L.P. and Paramount Group Real Estate Special Situations Fund-H L.P.

(2)	Includes $5,481 of asset management fee income that was reflected as a reduction of the amounts attributable to noncontrolling interests for the year ended December 31, 2015.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.

On April 11, 2017, the partnership that owns 2 Herald Square defaulted on the obligation to extend the maturity date or redeem the preferred equity investment, together with accrued and unpaid dividends. While we have had ongoing discussions with the borrower, we believe, based on current facts and circumstances, that it is probable we may be unable to redeem the preferred equity investment, together with accrued and unpaid dividends. Accordingly, we have recorded a $19,588,000 valuation allowance, which is included as a component of “interest and other (loss) income, net” on our consolidated statement of income for the year ended December 31, 2017.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of December 31,
Preferred Equity Investment	Ownership	Rate	Maturity	2017	2016
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,817	$35,613
2 Herald Square (2)	24.4%	10.3%	Apr-2017	19,588	19,438
				55,405	55,051
Less: valuation allowance				(19,588)	-
Total preferred equity investments, net				$35,817	$55,051

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2017 and 2016.

	As of December 31,
(Amounts in thousands)	2017	2016
Intangible assets:
Gross amount	$553,063	$579,066
Accumulated amortization	(200,857)	(166,841)
	$352,206	$412,225
Intangible liabilities:
Gross amount	$205,101	$208,367
Accumulated amortization	(75,073)	(55,349)
	$130,028	$153,018

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to “rental income” of $19,523,000, $9,536,000 and $9,917,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$16,803
2019	13,965
2020	8,660
2021	4,404
2022	1,006

Amortization of acquired in-place leases (a component of “depreciation and amortization” expense) was $76,016,000, $94,935,000 and $128,603,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2018 is as follows.

(Amounts in thousands)
2018	$59,880
2019	54,122
2020	42,347
2021	30,159
2022	24,049

9.	Debt

On January 19, 2017, we completed a $975,000,000 refinancing of One Market Plaza, a 1.6 million square foot Class A office and retail property in San Francisco, California. The new seven-year interest-only loan matures in February 2024 and has a fixed rate of 4.03%. In connection therewith, we incurred $2,715,000 of prepayment costs, which is included as a component of “loss on early extinguishment of debt” on our consolidated statement of income for the year ended December 31, 2017.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2017	2017		2016
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.11%	30,100	(2)	13,544	(2)
			3.53%	1,030,100		1,013,544
One Market Plaza (49.0% interest)
	Feb-2024	Fixed	4.03%	975,000		860,546
	n/a	n/a	n/a	-		12,414
			4.03%	975,000		872,960
1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.18%	350,000		350,000
			3.10%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
50 Beale (31.1% interest) (3)	Oct-2021	Fixed	3.65%	228,000		-
1899 Pennsylvania Avenue (4)	n/a	n/a	n/a	-		87,675
Liberty Place (4)	n/a	n/a	n/a	-		84,000
Total notes and mortgages payable			3.61%	3,583,100		3,408,179
Less: deferred financing costs				(41,800)		(43,281)
Total notes and mortgages payable, net				$3,541,300		$3,364,898

$800 Million Revolving Credit Facility (5)	Nov-2018	L + 125 bps	n/a	$-		$230,000

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 10, Derivative Instruments and Hedging Activities.
(2)	Represents amounts outstanding under an option to increase the loan balance up to $250,000 at LIBOR plus 175 basis points, if certain performance hurdles related to the property are satisfied.
(3)	Assumed in connection with the acquisition of 50 Beale on July 17, 2017. See Note 3, Acquisitions.
(4)

These loans were repaid on May 3, 2017. In connection with the repayment, we incurred an aggregate of $5,162 of prepayment costs, which are included in “loss on early extinguishment of debt” on our consolidated statement of income for the year ended December 31, 2017.

(5)	On January 10, 2018, we amended and extended our revolving credit facility. See Note 25, Subsequent Events.

As of December 31, 2017, principal repayments required for the next five years and thereafter in connection with our notes and mortgages payable and revolving credit facility are as follows.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2018	$-	$-	$-
2019	1,052	1,052	-
2020	4,304	4,304	-
2021	1,072,644	1,072,644	-
2022	1,030,100	1,030,100	-
Thereafter	1,475,000	1,475,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

As of December 31, 2017, we had interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year.  Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $10,618,000 and $8,161,000 for the years ended December 31, 2017 and 2016 and other comprehensive loss of $9,241,000 for the year ended December 31, 2015, from the changes in fair value of these interest rate swaps. See Note 11, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $223,000 of the amounts recognized in accumulated other comprehensive income (loss) will be reclassified as an increase to interest expense.

The table below summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of December 31,
	2017	2016
Interest rate swap assets designated as cash flow hedges (included in "other assets")	$9,855	$139

Interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")	$317	$1,219

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of December 31, 2017, we did not have any obligations relating to our swaps that contained such provisions.

Interest Rate Swaps – Non-designated Hedges

As of December 31, 2017, we did not have any interest rate swaps that were not designated as hedges. As of December 31, 2016, we had interest rate swap liabilities that had a fair value of $21,227,000, which were terminated on January 19, 2017 in connection with the refinancing of One Market Plaza. See Note 9, Debt for additional details. Changes in the fair value of interest rate swaps that are not designated as hedges are recognized in earnings. For the years ended December 31, 2017, 2016 and 2015, we recognized unrealized gains of $1,802,000, $39,814,000 and $75,760,000, respectively, from the changes in the fair value of these interest rate swaps.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017, 2016 and 2015, net of amounts attributable to the noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive income	$3,110	$(2,774)	$(8,501)
Amounts reclassified from accumulated other comprehensive income into interest and debt expense	6,449	10,977	1,070
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (1)	152	12	(412)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-	-

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

12.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale and PGRESS Equity Holdings L.P. As of December 31, 2017 and 2016, noncontrolling interests in our consolidated joint ventures aggregated $404,997,000 and $253,788,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of December 31, 2017 and 2016, the noncontrolling interest in our consolidated real estate fund aggregated $14,549,000 and $64,793,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of December 31, 2017 and 2016, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $425,797,000 and $577,361,000, respectively, and a redemption value of $390,231,000 and $551,834,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Variable Interest Entities

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

Consolidated VIEs

We are the sole general partner of, and own approximately 90.7% of, the Operating Partnership as of December 31, 2017. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2017 and 2016, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2017	2016
Real estate, net	$1,726,800	$1,336,810
Cash and restricted cash	55,658	17,054
Investments in unconsolidated joint ventures	16,031	-
Preferred equity investments, net	35,817	55,051
Accounts and other receivables, net	2,550	695
Deferred rent receivable	44,000	32,103
Deferred charges, net	8,123	5,966
Intangible assets, net	66,112	52,139
Other assets	929	14,474
Total VIE assets	$1,956,020	$1,514,292

Notes and mortgages payable, net	$1,196,607	$872,960
Accounts payable and other accrued expenses	21,211	21,077
Intangible liabilities, net	46,365	48,654
Other liabilities	155	27,782
Total VIE liabilities	$1,264,338	$970,473

Unconsolidated VIEs

As of December 31, 2017, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	Unconsolidated Real Estate Funds
	As of December 31,
(Amounts in thousands)	2017	2016
Investments	$7,253	$28,173
Asset Management Fees and Other Receivables	$597	$1,680
Maximum Risk of Loss	$7,850	$29,853

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of December 31, 2017 and 2016, based on their levels in the fair value hierarchy.

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,039	$29,039	$-	$-
Interest rate swap assets (included in "other assets")	9,855	-	9,855	-
Total assets	$38,894	$29,039	$9,855	$-

Interest rate swap liabilities (included in "other liabilities")	$317	$-	$317	$-
Total liabilities	$317	$-	$317	$-

	As of December 31, 2016
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,393	$22,393	$-	$-
Interest rate swap assets (included in "other assets")	139	-	139	-
Total assets	$22,532	$22,393	$139	$-

Interest rate swap liabilities (included in "other liabilities")	$22,446	$-	$22,446	$-
Total liabilities	$22,446	$-	$22,446	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following is a summary of the carrying amounts and fair value of these financial instruments as of December 31, 2017 and 2016.

	As of December 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments	$35,817	$36,112	$55,051	$55,300
Total assets	$35,817	$36,112	$55,051	$55,300

	As of December 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,583,100	$3,596,953	$3,408,179	$3,371,262
Revolving credit facility	-	-	230,000	230,018
Total liabilities	$3,583,100	$3,596,953	$3,638,179	$3,601,280

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Leases

We lease office, retail and storage space to tenants under non-cancellable operating leases.  These leases provide for the payment of fixed minimum rents over the terms of the respective lease and generally require tenants to reimburse us for operating costs and real estate taxes above their base year costs.

The following is a schedule of future minimum rents under non-cancelable operating leases as of December 31, 2017, for each of the five succeeding years commencing January 1, 2018.

(Amounts in thousands)
2018	$589,949
2019	606,003
2020	575,990
2021	511,003
2022	467,944
Thereafter	2,615,260
Total	$5,366,149

16.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016		2015
Fee income
Property management	$6,336	$5,948		$5,763
Asset management (1)	8,581	7,754		-
Acquisition and disposition	7,770	2,026		1,760
Other	1,525	1,203		2,725
Total fee income	24,212	16,931		10,248
Lease termination income	2,189	17,010	(2)	871
Other income (3)	11,265	14,296		13,874
Total fee and other income	$37,666	$48,237		$24,993

(1)

As a result of deconsolidating our real estate funds that were accounted for at fair value, starting January 1, 2016, asset management fees are now included in fee income as opposed to a reduction of income attributable to noncontrolling interests in consolidated real estate funds in the prior periods. See Note 6, Real Estate Fund Investments.

(2)	Includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(3)	Primarily comprised of income from tenant requested services, including overtime heating and cooling.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Interest and Other (Loss) Income, net

The following table sets forth the details of interest and other (loss) income.

	For the Year Ended December 31,
(Amounts in thousands)	2017		2016	2015
Valuation allowance on preferred equity investment	$(19,588)	(1)	$-	$-
Preferred equity investment income (2)	4,187		5,716	-
Interest and other income	1,256		774	674
Mark-to-market of investments in our deferred compensation plans (3)	5,114		444	197
Total interest and other (loss) income, net	$(9,031)		$6,934	$871

(1)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780 and $14,808 was attributable to the noncontrolling interests.

(2)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., which was acquired in December 2015, of which our 24.4% share is $1,029 and $1,393 for the years ended December 31, 2017 and 2016, respectively. See Note 7, Preferred Equity Investments.

(3)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

18.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Interest and debt expense	$132,574	$146,334	$165,801
Amortization of deferred financing costs	11,188	6,804	2,565
Total interest and debt expense	$143,762	$153,138	$168,366

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.Incentive Compensation

Stock-Based Compensation

Our 2014 Equity Incentive Plan (the “Plan”), provides for grants of equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards such as restricted stock or long-term incentive plan (“LTIP”) units that do not require the payment of an exercise price. “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price. As of December 31, 2017, we have 10,376,577 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Below are the components of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Stock options	$2,214	$1,590	$1,241
LTIP units	6,572	5,617	4,507
Restricted stock	715	391	142
Performance programs	6,421	3,680	1,110
Total stock-based compensation expense	$15,922	$11,278	$7,000

Stock Options

We grant certain of our executive officers and other employees stock options which vest over periods ranging from three to five years and expire 10 years from the date of grant. The stock options granted in the years ended December 31, 2017, 2016 and 2015 had grant date fair values of $4.02, $3.40 and $4.44 per stock option, respectively, which are being amortized into expense on a straight-line basis over the vesting period. The fair value of the option is estimated using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
	2017	2016	2015
Expected volatility	29.0%	29.0%	27.0%
Expected life	5.9 years	5.9 years	6.5 years
Risk free interest rate	2.2%	1.5%	1.8%
Expected dividend yield	2.3%	2.3%	2.0%

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, there was $3,324,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Below is a summary of our stock option activity for year ended December 31, 2017.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	1,844,121	$17.34
Granted	627,722	16.81
Exercised	-	-
Cancelled or expired	(23,100)	17.50
Outstanding as of December 31, 2017	2,448,743	$17.20	7.6	$217,464
Options vested and expected to vest as of December 31, 2017	2,363,524	$17.20	7.6	$208,330
Options exercisable as of December 31, 2017	1,185,738	$17.48	7.0	$86,985

LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. The LTIP units granted in the years ended December 31, 2017, 2016,  and 2015 had grant date fair values of $7,467,000, $10,106,000, and $2,081,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2017, there was $12,545,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.3 years. Below is a summary of our LTIP unit activity for the year ended December 31, 2017.

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	1,092,855	$15.68
Granted	473,724	15.76
Vested	(469,918)	15.71
Cancelled or expired	(5,897)	15.10
Unvested as of December 31, 2017	1,090,764	$15.70

Restricted Stock

We grant shares of restricted stock to a non-employee director and certain other employees which vest over four years. The shares of restricted stock granted in the years ended December 31, 2017, 2016 and 2015 had grant date fair values of $1,309,000, $1,600,000 and $100,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2017, there was $1,657,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. Below is a summary of restricted stock activity for the year ended December 31, 2017.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2016	94,823	$15.90
Granted	78,417	16.70
Vested	(27,971)	15.88
Cancelled or expired	(16,264)	16.36
Unvested as of December 31, 2017	129,005	$16.33

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the designated performance objectives are achieved, awards earned under the 2017 Performance Program will also be subject to vesting based on continued employment with us through December 31, 2020, with 50.0% of each award vesting following the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2020. Our named executive officers, as defined, are required to hold earned awards for an additional one-year following vesting. The fair value of the awards granted under the 2017 Performance Program on the date of the grant was $10,520,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Earnings Per Share

The following table provides a summary of net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$(4,419)
Earnings allocated to unvested participating securities	(98)	(37)	-
Numerator for income (loss) per common share - basic and diluted	$86,283	$(9,971)	$(4,419)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	236,373	218,053	212,107
Effect of dilutive employee stock options and restricted share awards (1)	29	-	-
Denominator for diluted income (loss) per common share - weighted average shares	236,402	218,053	212,107

Income (loss) per common share - basic and diluted	$0.37	$(0.05)	$(0.02)

(1)

The effect of dilutive securities for the years ended December 31, 2017, 2016 and 2015 excludes 30,848, 48,113 and 53,281 weighted average share equivalents, respectively, as their effect was anti-dilutive.

21.	Summary of Quarterly Results (unaudited)

The following table provides a summary of our quarterly results of operations for the years ended December 31, 2017 and 2016.

		Net (loss) income
		attributable to the	(Loss) Income Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	common stockholders	Basic	Diluted
2017
December 31	$180,257	$(6,793)	$(0.03)	$(0.03)
September 30	179,770	(10,214)	(0.04)	(0.04)
June 30	177,704	103,016	0.44	0.44
March 31	181,236	372	0.00	0.00

2016
December 31	$166,802	$(6,489)	$(0.03)	$(0.03)
September 30	171,318	(139)	(0.00)	(0.00)
June 30	172,303	3,188	0.01	0.01
March 31	172,918	(6,494)	(0.03)	(0.03)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Related Parties

Due to Affiliates

As of December 31, 2017 and 2016, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes, which bore interest at a fixed rate of 0.50%, were due in October 2017. We amended the agreements to extend the maturity of these notes to November 2018. The notes bear interest at a fixed rate of 1.40% during the extended term. For the years ended December 31, 2017, 2016 and 2015, we recognized $197,000, $139,000 and $136,000 of interest expense, respectively, in connection with these notes.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $824,000, $795,000 and $776,000 for the years ended December 31, 2017, 2016 and 2015, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2017, there were no amounts owed to us under these agreements.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. For the years ended December 31, 2017, 2016 and 2015, we recognized $20,263,000, $9,920,000 and $2,308,000, respectively, of fee income in connection with these agreements. As of December 31, 2017, amounts owed to us under these agreements aggregated $1,627,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the years ended December 31, 2017, 2016 and 2015, we incurred $247,000, $625,000 and $349,000 of expense, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of December 31, 2017, we owed $51,000 to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheet.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust is for the benefit of Dr. Bussmann’s children. Prior to December 5, 2016, the Mannheim Trust leased 6,790 square feet. On December 5, 2016, the joint venture entered into a new lease agreement for 5,593 square feet, which became effective in January 2017. The new lease expires in April 2023. For the years ended December 31, 2017 and 2016, our share of rental income from these leases was $358,000 and $416,000, respectively.

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

23.    Commitments and Contingencies

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2017, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time after September 10, 2018 with 12 months written notice and the actual purchase occurring no earlier than September 10, 2019. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on current ownership interests.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Segments

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

The following tables provide NOI for each reportable segment for years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$694,755	$430,548	$72,143	$191,677	$387
Property-related operating expenses	(266,136)	(180,855)	(27,342)	(50,906)	(7,033)
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
NOI (1)	$448,262	$268,836	$44,801	$140,771	$(6,146)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$666,410	$449,794	$86,389	$127,813	$2,414
Property-related operating expenses	(250,040)	(176,445)	(32,721)	(30,889)	(9,985)
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
NOI (1)	$433,565	$290,223	$53,668	$96,924	$(7,250)

	For the Year Ended December 31, 2015
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$652,160	$452,842	$82,366	$114,472	$2,480
Property-related operating expenses	(244,754)	(174,273)	(32,482)	(29,277)	(8,722)
NOI from unconsolidated joint ventures	16,580	16,210	-	-	370
NOI (1)	$423,986	$294,779	$49,884	$85,195	$(5,872)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
NOI	$448,262	$433,565	$423,986
Add (subtract) adjustments to arrive to net income (loss):
Fee income	24,212	16,931	10,248
Depreciation and amortization expense	(266,037)	(269,450)	(294,624)
General and administrative expenses	(61,577)	(53,510)	(42,056)
Transaction related costs	(2,027)	(2,404)	(4,483)
Transfer taxes due in connection with the sale of shares by a former joint venture partner	-	-	(5,872)
NOI from unconsolidated joint ventures	(19,643)	(17,195)	(16,580)
Income from unconsolidated joint ventures	20,185	7,413	6,850
Income from real estate fund investments	-	-	37,975
Loss from unconsolidated real estate funds	(6,143)	(498)	-
Interest and other (loss) income, net	(9,031)	6,934	871
Interest and debt expense	(143,762)	(153,138)	(168,366)
Loss on extinguishment of debt	(7,877)	(4,608)	-
Gain on sale of real estate	133,989	-	-
Unrealized gain on interest rate swaps	1,802	39,814	75,760
Net income before income taxes	112,353	3,854	23,709
Income tax expense	(5,177)	(1,785)	(2,566)
Net income	107,176	2,069	21,143
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	10,365	(15,423)	(5,459)
Consolidated real estate funds	(19,797)	1,316	(21,173)
Operating Partnership	(11,363)	2,104	1,070
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$(4,419)

Total Assets as of:	Total	New York	Washington, D.C.	San Francisco	Other
December 31, 2017	$8,917,661	$5,511,061	$693,408	$2,421,173	$292,019
December 31, 2016	8,867,168	5,617,344	1,075,350	1,913,747	260,727
December 31, 2015	8,794,143	5,702,288	1,082,093	1,391,725	618,037

25.	Subsequent Events

On January 10, 2018, we amended and restated the credit agreement governing our revolving credit facility. The maturity date of the revolving credit facility was extended from November 2018 to January 2022, with two six-month extension options, and the capacity was increased to $1,000,000,000 from $800,000,000. The interest rate on the revolving credit facility, at current leverage levels, was lowered by 10 basis points from LIBOR plus 125 basis points to LIBOR plus 115 basis points, and the facility fee was reduced by 5 basis points from 25 basis points to 20 basis points.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2017, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included  herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Paramount Group, Inc.

New York, NY

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 15, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (which is scheduled to be held on May 17, 2018), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report
1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K

i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2015	122
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2017, 2016 and 2015	123

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 125 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	accounts	at End
(Amounts in thousands)	of Year	Operations	Written-off	of Year

For the Year Ended December 31, 2017
Allowance for doubtful accounts	$202	$123	$(48)	$277
Allowance for preferred equity investments	-	19,588	-	19,588
Total valuation allowance	$202	$19,711	$(48)	$19,865
For the Year Ended December 31, 2016
Allowance for doubtful accounts	$365	$315	$(478)	$202
For the Year Ended December 31, 2015
Allowance for doubtful accounts	$333	$87	$(55)	$365

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
			Building and		Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$1,030,100	$502,846	$1,398,341	$-	$74,427	$502,846	$1,472,768	$1,975,614	$(123,730)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	850,000	406,039	1,051,697	-	74,934	406,039	1,126,631	1,532,670	(93,817)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	8,529	221,318	613,523	834,841	(51,908)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	18,494	174,688	389,047	563,735	(33,663)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	11,905	103,741	307,936	411,677	(29,407)	1983	11/2014	5 to 40 Years
Total New York	2,380,100	1,408,632	3,721,616	-	188,289	1,408,632	3,909,905	5,318,537	(332,525)

425 Eye Street	-	93,669	98,088	-	5,476	93,669	103,564	197,233	(11,771)	1973	11/2014	5 to 40 Years
Liberty Place	-	46,401	96,422	-	11,675	46,401	108,097	154,498	(10,569)	1993	11/2014	5 to 40 Years
1899 Pennsylvania Avenue	-	52,568	94,874	-	4,160	52,568	99,034	151,602	(9,263)	1915	11/2014	5 to 40 Years
2099 Pennsylvania Avenue	-	50,631	103,992	-	17,230	50,631	121,222	171,853	(11,014)	2001	11/2014	5 to 40 Years
Total Washington, D.C.	-	243,269	393,376	-	38,541	243,269	431,917	675,186	(42,617)

One Market Plaza	975,000	288,743	988,014	-	62,007	288,743	1,050,021	1,338,764	(93,860)	1976	11/2014	5 to 40 Years
One Front Street	-	127,765	376,919	-	3,293	127,765	380,212	507,977	(13,113)	1979	12/2016	5 to 40 Years
50 Beale Street	228,000	141,097	343,819	-	567	141,097	344,386	485,483	(5,111)	1968	07/2017	5 to 40 Years
Total San Francisco	1,203,000	557,605	1,708,752	-	65,867	557,605	1,774,619	2,332,224	(112,084)

Other	-	-	-	-	3,528	-	3,528	3,528	(719)		11/2014	5 to 40 Years

Total	$3,583,100	$2,209,506	$5,823,744	$-	$296,225	$2,209,506	$6,119,969	$8,329,475	$(487,945)

(1)	The basis of the Company’s assets for tax purposes is approximately $1.6 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Real Estate:
Beginning balance	$7,849,093	$7,652,117	$7,530,239
Acquisitions	484,916	504,684
Additions during the year:
Land	-	-	-
Buildings and improvements	82,862	116,038	123,277
Assets held for sale	-	(412,315)	-
Assets sold and written-off	(87,396)	(11,431)	(1,399)
Ending balance	$8,329,475	$7,849,093	$7,652,117

Accumulated Depreciation:
Beginning balance	$318,161	$243,089	$81,050
Additions charged to expense	182,732	168,847	163,438
Assets held for sale	-	(82,344)	-
Accumulated depreciation related to assets sold and written-off	(12,948)	(11,431)	(1,399)
Ending balance	$487,945	$318,161	$243,089

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.2

First Amendment to Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of February 23, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K filed with the SEC on February 22, 2017.

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

10.11†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed with the SEC on November 24, 2014.

10.12†

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

10.14

Lease, dated as of October 27, 2014, between Paramount Group, Inc., a Delaware corporation, as Agent for PGREF I 1633 Broadway Tower, L.P. (Landlord), and CNBB-RDF Holdings, LP (Tenant), incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.15†	Form of Paramount Group, Inc. Performance LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on April 1, 2015.

10.16†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, dated March 3, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.17†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Michael Walsh dated March 7, 2016, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.18

Second Amendment to Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of February 22, 2017, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on May 4, 2017.

10.19†

Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of January 1, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 5, 2018

10.20

Amended and Restated Credit Agreement dated as of January 10, 2018, among Paramount Group Operating Partnership, L.P., and Paramount Group Inc., and certain subsidiaries of Paramount Group Inc. from time to time party thereto, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and the financial institutions party thereto as L/C Issuers and Swing Line Lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed with the SEC on January 16, 2018.

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

Paramount Group, Inc.

Date:	February 15, 2018	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 15, 2018
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Executive Vice President, Chief Financial Officer and Treasurer	February 15, 2018
	(Wilbur Paes)	(Principal Financial and Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 15, 2018
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 15, 2018
(Martin Bussmann)

By:	/s/ Dan Emmett	Director	February 15, 2018
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	February 15, 2018
(Lizanne Galbreath)

By:	/s/ Karin Klein	Director	February 15, 2018
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 15, 2018
(Peter Linneman)

By:	/s/ David O’Connor	Director	February 15, 2018
(David O’Connor)

By:	/s/ Katharina Otto-Bernstein	Director	February 15, 2018
(Katharina Otto-Bernstein)