Form 10-Q
period 2018-03-31
Paramount Group, Inc.
filed 2018-05-02
CIK 1605607

fma

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

As of April 20, 2018, there were 240,503,075 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	March 31, 2018	December 31, 2017
Real estate, at cost
Land	$2,209,506	$2,209,506
Buildings and improvements	6,150,115	6,119,969
	8,359,621	8,329,475
Accumulated depreciation and amortization	(534,934)	(487,945)
Real estate, net	7,824,687	7,841,530
Cash and cash equivalents	212,547	219,381
Restricted cash	33,032	31,044
Investments in unconsolidated joint ventures	67,355	44,762
Investments in unconsolidated real estate funds	7,276	7,253
Preferred equity investments, net of allowance of $19,588 and $19,588	35,870	35,817
Marketable securities	24,984	29,039
Accounts and other receivables, net of allowance of $277 and $277	17,036	17,082
Deferred rent receivable	234,758	220,826
Deferred charges, net of accumulated amortization of $22,513 and $19,412	106,415	98,645
Intangible assets, net of accumulated amortization of $216,533 and $200,857	333,983	352,206
Other assets	75,925	20,076
Total assets (1)	$8,973,868	$8,917,661

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $39,570 and $41,800	$3,560,230	$3,541,300
Revolving credit facility	-	-
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	128,625	117,630
Dividends and distributions payable	26,627	25,211
Intangible liabilities, net of accumulated amortization of $79,952 and $75,073	122,673	130,028
Other liabilities	54,344	54,109
Total liabilities (1)	3,919,798	3,895,577
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 240,505,886 and 240,427,022 shares in 2018 and 2017, respectively	2,403	2,403
Additional paid-in-capital	4,293,209	4,297,948
Earnings less than distributions	(156,485)	(133,693)
Accumulated other comprehensive income	23,312	10,083
Paramount Group, Inc. equity	4,162,439	4,176,741
Noncontrolling interests in:
Consolidated joint ventures	404,137	404,997
Consolidated real estate fund	51,456	14,549
Operating Partnership (25,307,251 and 24,620,279 units outstanding)	436,038	425,797
Total equity	5,054,070	5,022,084
Total liabilities and equity	$8,973,868	$8,917,661

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.5% as of March 31, 2018. The assets and liabilities of the Operating Partnership, as of March 31, 2018, include $1,999,929 and $1,269,963 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2018	2017
REVENUES:
Rental income	$163,405	$155,390
Tenant reimbursement income	14,246	12,852
Fee and other income	6,620	12,994
Total revenues	184,271	181,236
EXPENSES:
Operating	68,978	65,971
Depreciation and amortization	65,156	62,992
General and administrative	12,631	13,581
Transaction related costs	120	275
Total expenses	146,885	142,819
Operating income	37,386	38,417
(Loss) income from unconsolidated joint ventures	(62)	1,937
(Loss) income from unconsolidated real estate funds	(66)	288
Interest and other income, net	2,016	3,200
Interest and debt expense	(36,082)	(37,018)
Loss on early extinguishment of debt	-	(2,715)
Unrealized gain on interest rate swaps	-	1,802
Net income before income taxes	3,192	5,911
Income tax expense	(477)	(4,282)
Net income	2,715	1,629
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,055)	(1,291)
Consolidated real estate fund	(430)	88
Operating Partnership	(116)	(54)
Net income attributable to common stockholders	$1,114	$372

INCOME PER COMMON SHARE - BASIC:
Income per common share	$0.00	$0.00
Weighted average shares outstanding	240,311,744	230,924,271

INCOME PER COMMON SHARE - DILUTED:
Income per common share	$0.00	$0.00
Weighted average shares outstanding	240,338,698	230,958,441

DIVIDENDS PER COMMON SHARE	$0.10	$0.095

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net income	$2,715	$1,629
Other comprehensive income (loss):
Change in value of interest rate swaps	14,551	4,032
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	54	(222)
Comprehensive income	17,320	5,439
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,055)	(1,291)
Consolidated real estate fund	(430)	88
Operating Partnership	(1,492)	(540)
Comprehensive income attributable to common stockholders	$14,343	$3,696

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Fund	Operating Partnership	Total Equity

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income (loss)	-	-	-	372	-	1,291	(88)	54	1,629
Common shares issued upon redemption of common units	1,304	13	21,803	-	-	-	-	(21,816)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	61	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.095 per share and unit)	-	-	-	(21,981)	-	-	-	(3,226)	(25,207)
Contributions from noncontrolling interests in joint ventures and funds	-	-	-	-	-	4,972	2,500	-	7,472
Distributions to noncontrolling interests	-	-	-	-	-	(32,012)	-	-	(32,012)
Change in value of interest rate swaps	-	-	-	-	3,518	-	-	514	4,032
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(194)	-	-	(28)	(222)
Amortization of equity awards	-	-	633	-	-	-	-	3,240	3,873
Balance as of March 31, 2017	231,380	$2,313	$4,139,423	$(151,417)	$3,696	$228,039	$67,205	$556,099	$4,845,358

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	1,114	-	1,055	430	116	2,715
Common shares issued upon redemption of common units	7	-	123	-	-	-	-	(123)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	72	-	-	(213)	-	-	-	-	(213)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(24,051)	-	-	-	(2,576)	(26,627)
Contributions from noncontrolling interests	-	-	-	-	-	-	29,920	-	29,920
Distributions to noncontrolling interests	-	-	-	-	-	(1,915)	-	-	(1,915)
Change in value of interest rate swaps	-	-	-	-	13,179	-	-	1,372	14,551
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	50	-	-	4	54
Amortization of equity awards	-	-	838	-	-		-	5,746	6,584
Other	-	-	(5,700)	(171)	-	-	-	5,702	(169)
Balance as of March 31, 2018	240,506	$2,403	$4,293,209	$(156,485)	$23,312	$404,137	$51,456	$436,038	$5,054,070

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,715	$1,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,156	62,992
Amortization of deferred financing costs	2,761	2,730
Straight-lining of rental income	(13,244)	(20,147)
Amortization of above and below-market leases, net	(4,420)	(3,008)
Loss on early extinguishment of debt	-	2,715
Unrealized gain on interest rate swaps	-	(1,802)
Realized and unrealized losses (gains) on marketable securities	29	(1,607)
Loss (income) from unconsolidated joint ventures	62	(1,937)
Distributions of earnings from unconsolidated joint ventures	600	24
Loss (income) from unconsolidated real estate funds	66	(288)
Distributions of earnings from unconsolidated real estate funds	68	62
Amortization of stock-based compensation expense	6,265	3,429
Other non-cash adjustments	202	(215)
Changes in operating assets and liabilities:
Accounts and other receivables	46	2,687
Deferred charges	(4,427)	(6,654)
Other assets	(26,035)	(13,678)
Accounts payable and accrued expenses	5,325	(8,355)
Other liabilities	400	22,139
Net cash provided by operating activities	35,569	40,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(25,413)	(15,087)
Investments in unconsolidated joint ventures	(16,115)	(27,857)
Escrow deposits and loans receivable for Residential Development Fund	(15,680)	-
Purchases of marketable securities	(3,805)	(6,230)
Sales of marketable securities	7,825	4,615
Distributions of capital from unconsolidated real estate funds	-	3,845
Contributions of capital to unconsolidated real estate funds	(157)	-
Net cash used in investing activities	(53,345)	(40,714)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from noncontrolling interests	$29,920	$7,472
Dividends paid to common stockholders	(22,841)	(21,851)
Proceeds from notes and mortgages payable	16,700	991,556
Debt issuance costs	(6,351)	(7,338)
Distributions paid to common unitholders	(2,370)	(3,300)
Distributions to noncontrolling interests	(1,915)	(32,012)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(213)	(154)
Repayments of notes and mortgages payable	-	(873,642)
Repayment of borrowings under revolving credit facility	-	(65,000)
Borrowings under revolving credit facility	-	35,000
Settlement of interest rate swap liabilities	-	(19,425)
Loss on early extinguishment of debt	-	(2,715)
Net cash provided by financing activities	12,930	8,591

Net (decrease) increase in cash and cash equivalents and restricted cash	(4,846)	8,593
Cash and cash equivalents and restricted cash at beginning of period	250,425	192,339
Cash and cash equivalents and restricted cash at end of period	$245,579	$200,932

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$219,381	$162,965
Restricted cash at beginning of period	31,044	29,374
Cash and cash equivalents and restricted cash at beginning of period	$250,425	$192,339

Cash and cash equivalents at end of period	$212,547	$125,734
Restricted cash at end of period	33,032	75,198
Cash and cash equivalents and restricted cash at end of period	$245,579	$200,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$33,170	$41,375
Cash payments for income taxes, net of refunds	299	1,090

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$26,627	$25,207
Additions to real estate included in accounts payable and accrued expenses	13,334	4,712
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	7,086	-
Write-off of fully amortized and/or depreciated assets	350	2,306
Common shares issued upon redemption of common units	123	21,816
Change in fair value of interest rate swaps	(14,551)	(4,032)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of March 31, 2018, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.5% of, the Operating Partnership as of March 31, 2018.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2017 was derived from audited financial statements as of that date, but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued ASU 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments made in applying the guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not impact our consolidated financial results but resulted in additional disclosures on our consolidated financial statements. See Note 13, Revenues.

In June 2016, the FASB issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016- 13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the impact of ASU 2016-13 but do not believe the adoption will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, an update to ASC Topic 718, Compensation – Stock Compensation. ASU 2017- 09 clarifies the types of changes to the terms and conditions of a share-based payment award that requires modification accounting. ASU 2017-09 does not change the accounting for modification of share-based awards, but clarifies that modification accounting should only be applied if there is a change to the value, vesting condition or award classification and would not be required if the changes are considered non-substantive. ASU 2017-09 is effective for interim and annual reporting periods in fiscal years that begin after December 31, 2017, with early adoption permitted. We adopted the provisions of ASU 2017-09 on January 1, 2018 and the adoption of ASU 2017-09 did not have an impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 retrospectively, on December 31, 2017. This adoption resulted in (i) additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows and (ii) an increase to cash provided by operating activities and a decrease in cash used in investing activities of $23,000,000 and $22,824,000, respectively, for the three months ended March 31, 2017.

In February 2017, the FASB issued ASU 2017-05, an update to ASC Topic 610, Other Income. ASU 2017-05 clarifies the scope and accounting for derecognition of a nonfinancial asset and eliminates the guidance in ASC 360-20 specific to real estate sales and partial sales. ASU 2017-05 requires an entity that transfers control of a nonfinancial asset to measure any noncontrolling interest it retains (or receives) at fair value. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for entities concurrently early adopting ASU 2014-09. We adopted the provisions of ASU 2017-05 on January 1, 2018, using the modified retrospective approach. Upon adoption, we recorded a $7,086,000 adjustment to “investments in unconsolidated joint ventures” relating to the measurement of our consolidated Residential Development Fund’s (“RDF”) retained interest in 75 Howard Street (“75 Howard”) at fair value with an offset to equity. See Note 3, Investments in Unconsolidated Joint Ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Investments in Unconsolidated Joint Ventures

Prior to March 14, 2018, RDF, in which we have a 7.4% interest, owned 20.0% of 75 Howard (the “Property”). On March 14, 2018, RDF transferred its 20.0% interest to a new joint venture in which it owns a 75.0% interest. Separately on March 14, 2018, RDF acquired an additional 10.0% interest in the Property from its existing partner. Subsequent to these transactions RDF owns a 25.0% economic interest in the Property, comprised of the newly acquired 10.0% interest and an indirect 15.0% interest through the joint venture. As a result of these transactions, RDF was required to consolidate its 75.0% interest in the joint venture that owns 20.0% of the Property, and reflect the 25.0% interest in this venture (5.0% economic interest in the Property) it does not own as noncontrolling interests. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own as noncontrolling interests. As of March 31, 2018, our economic interest in 75 Howard was 1.85%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2018		December 31, 2017
712 Fifth Avenue (1)	50.0%	$-		$-
60 Wall Street (2)	5.0%	24,436		25,083
75 Howard (2)	25.0% (3)	39,230	(4)	16,031
Oder-Center, Germany (2)	9.5%	3,689		3,648
Investments in unconsolidated joint ventures		$67,355		$44,762

(Amounts in thousands)	Paramount	For the Three Months Ended March 31,
Our Share of Net (Loss) Income:	Ownership	2018	2017
712 Fifth Avenue (1)	50.0%	$-	$1,930
60 Wall Street (2)	5.0%	(73)	(5)
75 Howard (2)	25.0% (3)	(2)	-
Oder-Center, Germany (2)	9.5%	13	12
(Loss) income from unconsolidated joint ventures		$(62)	$1,937

(1)

As of March 31, 2018, the joint venture had made distributions to us in excess of our share of earnings recognized, which resulted in our basis becoming negative $19,142. As a result, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize income to the extent we receive cash distributions from the venture. Accordingly, we did not recognize any income in the three months ended March 31, 2018 as there were no distributions made by the venture during such period.

(2)

As of March 31, 2018, the carrying amount of our investments in 60 Wall Street, 75 Howard and Oder-Center is greater than our share of equity in these investments by $2,871, $528 and $5,219, respectively.

(3)	Represents RDF’s economic interest in the Property.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2018	December 31, 2017
Real estate, net	$199,948	$202,040
Other assets	62,989	58,034
Total assets	$262,937	$260,074

Notes and mortgages payable, net	$296,235	$296,132
Other liabilities	4,986	4,615
Total liabilities	301,221	300,747
Equity	(38,284)	(40,673)
Total liabilities and equity	$262,937	$260,074

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2018	2017
Rental income	$12,329	$12,945
Tenant reimbursement income	1,345	1,308
Fee and other income	458	126
Total revenues	14,132	14,379
Operating expenses	6,184	5,966
Depreciation and amortization	3,026	2,920
Total expenses	9,210	8,886
Operating income	4,922	5,493
Interest and other income, net	113	24
Interest and debt expense	(2,645)	(2,825)
Unrealized gain on interest rate swaps	-	1,168
Net income	$2,390	$3,860

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”). As of March 31, 2018, Fund VII and Fund VII-H hold 100% of Zero Bond Street. We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), our Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Our Share of Investments:
Property funds	$2,443	$2,429
Alternative investment fund	4,833	4,824
Investments in unconsolidated real estate funds	$7,276	$7,253

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net (Loss) Income:	2018	2017
Net investment income	$66	$53
Net realized gain	-	179
Net unrealized (loss) gain	(132)	96
Carried interest	-	(40)
(Loss) income from unconsolidated real estate funds (1)	$(66)	$288

(1)	Excludes asset management and other fee income from real estate funds, which is included as a component of “fee and other income” on our consolidated statements of income.

The following tables provide summarized financial information for Fund VII as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Real estate investments	$31,352	$32,943
Cash and cash equivalents	1,935	138
Total assets	$33,287	$33,081

Other liabilities	$1,076	$1,058
Total liabilities	1,076	1,058
Equity	32,211	32,023
Total liabilities and equity	$33,287	$33,081

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Investment income	$-	$185
Investment expenses	44	476
Net investment loss	(44)	(291)
Net unrealized (losses) gains	(1,879)	134
Loss from real estate fund investments	$(1,923)	$(157)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial		As of
Preferred Equity Investment	Ownership	Rate	Maturity		March 31, 2018	December 31, 2017
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019		$35,870	$35,817
2 Herald Square (2)	24.4%	10.3%	Apr-2017	(2)	19,588	19,588
					55,458	55,405
Less: valuation allowance (2)					(19,588)	(19,588)
Total preferred equity investments, net					$35,870	$35,817

(1)

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

(2)

Represents a preferred equity investment and the related valuation allowance on the preferred equity investment in a partnership that owns 2 Herald Square, a 369,000 square foot office and retail property in Manhattan, that the borrower defaulted on.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Intangible assets:
Gross amount	$550,516	$553,063
Accumulated amortization	(216,533)	(200,857)
	$333,983	$352,206
Intangible liabilities:
Gross amount	$202,625	$205,101
Accumulated amortization	(79,952)	(75,073)
	$122,673	$130,028

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Amortization of above and below-market leases, net (component of “rental income”)	$4,420	$3,008
Amortization of acquired in-place leases (component of “depreciation and amortization”)"	15,293	17,774

The table below sets forth annual amortization of acquired above and below-market leases, net (an increase to “rental income”) and amortization of acquired in-place leases (an increase to “depreciation and amortization”) for each of the five succeeding years commencing from January 1, 2019.

For the Year Ending December 31,	Above and Below-Market Leases	In-Place Leases
(Amounts in thousands)
2019	$14,257	$53,428
2020	8,679	42,303
2021	4,341	30,310
2022	942	24,200
2023	4,421	19,445

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

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

The following is a summary of our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2018	March 31, 2018		December 31, 2017
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.42%	46,800	(2)	30,100	(2)
			3.53%	1,046,800		1,030,100

One Market Plaza (49.0% interest)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.49%	350,000		350,000
			3.23%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
50 Beale (31.1% interest)	Oct-2021	Fixed	3.65%	228,000		228,000
Total notes and mortgages payable			3.64%	3,599,800		3,583,100
Less: deferred financing costs				(39,570)		(41,800)
Total notes and mortgages payable, net				$3,560,230		$3,541,300

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 8, Derivative Instruments and Hedging Activities.
(2)

Represents amounts borrowed to fund leasing costs at the property. The loan balance can be increased by an additional $200,000 upon the satisfaction of certain performance hurdles related to the property.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

As of March 31, 2018, we had interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $14,551,000 and $4,032,000 for the three months ended March 31, 2018 and 2017, respectively. See Note 9, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $3,443,000 of the amounts recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The table below summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Interest rate swap assets designated as cash flow hedges (included in “other assets”)	$24,089	$9,855

Interest rate swap liabilities designated as cash flow hedges (included in “other liabilities”)	$-	$317

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of March 31, 2018, we did not have any obligations relating to our swaps that contained such provisions.

Interest Rate Swaps – Non-designated Hedges

As of March 31, 2018, we did not have any interest rate swaps that were not designated as hedges. Prior to January 19, 2017, our interest rate swap on One Market Plaza was not designated as a hedge. This interest rate swap was terminated in connection with the refinancing of the property on January 19, 2017. For the period from January 1, 2017 through January 19, 2017, we recognized an unrealized gain of $1,802,000, in connection with this interest rate swap, which is included as “unrealized gain on interest rate swaps” in our consolidated statement of income for the three months ended March 31, 2017.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 and 2017, net of amounts attributable to the noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Amount of income related to the effective portion of cash flow hedges recognized in other comprehensive income	$12,751	$1,306
Amounts reclassified from accumulated other comprehensive income into interest and debt expense	428	2,212
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (1)	50	(194)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income during any of the periods set forth above.

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale and PGRESS Equity Holdings L.P. As of March 31, 2018 and December 31, 2017, noncontrolling interests in our consolidated joint ventures aggregated $404,137,000 and $404,997,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of March 31, 2018 and December 31, 2017, the noncontrolling interest in our consolidated real estate fund aggregated $51,456,000 and $14,549,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of March 31, 2018 and December 31, 2017, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $436,038,000 and $425,797,000, respectively, and a redemption value of $360,375,000 and $390,231,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and own approximately 90.5% of, the Operating Partnership as of March 31, 2018. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2018 and December 31, 2017, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Real estate, net	$1,718,880	$1,726,800
Cash and restricted cash	71,551	55,658
Investments in unconsolidated joint ventures	39,230	16,031
Preferred equity investments, net	35,870	35,817
Accounts and other receivables, net	2,564	2,550
Deferred rent receivable	45,504	44,000
Deferred charges, net	9,192	8,123
Intangible assets, net	61,073	66,112
Other assets	16,065	929
Total VIE assets	$1,999,929	$1,956,020

Notes and mortgages payable, net	$1,196,867	$1,196,607
Accounts payable and accrued expenses	30,422	21,211
Intangible liabilities, net	42,519	46,365
Other liabilities	155	155
Total VIE liabilities	$1,269,963	$1,264,338

Unconsolidated VIEs

As of March 31, 2018, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	Unconsolidated Real Estate Funds
	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Investments	$7,276	$7,253
Asset management fees and other receivables	578	597
Maximum risk of loss	$7,854	$7,850

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$24,984	$24,984	$-	$-
Interest rate swap assets (included in “other assets”)	24,089	-	24,089	-
Total assets	$49,073	$24,984	$24,089	$-

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,039	$29,039	$-	$-
Interest rate swap assets (included in “other assets”)	9,855	-	9,855	-
Total assets	$38,894	$29,039	$9,855	$-

Interest rate swap liabilities (included in “other liabilities”)	$317	$-	$317	$-
Total liabilities	$317	$-	$317	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following is a summary of the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments, net	$35,870	$36,166	$35,817	$36,112
Total assets	$35,870	$36,166	$35,817	$36,112

Notes and mortgages payable	$3,599,800	$3,610,454	$3,583,100	$3,596,953
Revolving credit facility	-	-	-	-
Total liabilities	$3,599,800	$3,610,454	$3,583,100	$3,596,953

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Revenues

Our revenues consist primarily of rental income, tenant reimbursement income and fee and other income. The following table sets forth the details of our revenues.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Rental income	$163,405	$155,390
Tenant reimbursement income	14,246	12,852
Fee and other income:
Fee income:
Property management	1,502	1,610
Asset management	1,610	2,293
Acquisition, disposition and leasing	-	5,320
Other	353	333
Total fee income	3,465	9,556
Lease termination income	28	66
Other income (1)	3,127	3,372
Total fee and other income	6,620	12,994
Total revenues	$184,271	$181,236

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

Property-related Revenues

Property-related revenue is recognized in accordance with ASC Topic 840, Leases, and consists of (i) rental income, which is generated from the lease-up of office, retail and storage space to tenants under operating leases and recognized on a straight-line basis over the non-cancellable term of the lease (ii) tenant reimbursement income, which is comprised of reimbursement of certain operating costs and real estate taxes from tenants (iii) lease termination income and (iv) other income.

Revenue from Contracts with Customers

Revenue from contracts with customers, which is primarily comprised of (i) property management fees, (ii) asset management fees, (iii) fees relating to acquisitions, dispositions and leasing services and (iv) other fee income, is recognized in accordance with ASC Topic 606, Revenue From Contracts With Customers. Fee income is generated from the various services we provide to our customers and is disaggregated based on the types of services we provide pursuant to ASC Topic 606.

Fee income is recognized as and when we satisfy our performance obligations listed in the contractual agreements. Services like property management fees and asset management fees are provided continuously over time and revenue is recognized over time. Fee income relating to acquisitions, dispositions and leasing services are recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 20, Segments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2017	$1,558	$290	$762	$490	$16
Balance as of March 31, 2018	1,568	284	785	490	9
Increase (decrease)	$10	$(6)	$23	$-	$(7)

As of March 31, 2018 and December 31, 2017, our consolidated balance sheets included $625,000 and $387,000, respectively, of deferred revenue in connection with prepayments for services which have not yet been provided. These amounts are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets and will be amortized into income as a component of “fee and other income” on our consolidated statements of income.

There are no other contract assets or liabilities as of March 31, 2018 and December 31, 2017.

14.	Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Preferred equity investment income (1)	$899	$1,413
Interest and other income	1,026	85
Mark-to-market of investments in our deferred compensation plans (2)	91	1,702
Total interest and other income, net	$2,016	$3,200

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $219 and $344 for the three months ended March 31, 2018 and 2017, respectively. See Note 5, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

15.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Interest expense	$33,321	$34,288
Amortization of deferred financing costs	2,761	2,730
Total interest and debt expense	$36,082	$37,018

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of March 31, 2018, we have 8,384,573 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $6,265,000 and $3,429,000 for the three months ended March 31, 2018 and 2017, respectively.

2017 Performance-Based Awards Program

On February 5, 2018, the Compensation Committee of our Board of Directors approved the 2017 Performance-Based Awards Program, a multi-year performance-based long-term equity compensation program (the “2017 Performance Program”). The purpose of the 2017 Performance Program is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure.

Under the 2017 Performance Program, participants may earn awards in the form of Long Term Incentive Plan units of our Operating Partnership based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2018 and continuing through December 31, 2020, on both an absolute basis and relative basis as follows:

•

25.0% of the award is earned if our TSR over the three-year performance measurement period equals or exceeds 30.0%, with no awards being earned if our TSR over such period is less than 18.0% and awards being determined based on linear interpolation if our TSR over such period falls between such ranges.

•

75.0% of the award is earned if our TSR over the three-year performance measurement period equals or exceeds the 80th percentile of the performance of the SNL Office REIT Index constituents on a relative basis, with no awards being earned if our TSR over such period is less than the 30th percentile and awards being determined based on linear interpolation if our TSR over such period falls between such ranges.

Awards granted to our Chief Executive Officer, under the 2017 Performance Program include an additional performance feature requiring threshold TSR performance on both an absolute and a relative basis in order for any awards to be earned. Accordingly, our Chief Executive Officer will not earn any awards under the 2017 Performance Program unless our TSR for the performance measurement period is 18.0% or higher and in the 30th percentile or higher of the SNL Office REIT Index constituents.

In addition, if the designated performance objectives are achieved, awards earned under the 2017 Performance Program are also subject to vesting based on continued employment with us through December 31, 2021, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2021. Furthermore, our Named Executive Officers are required to hold earned awards for an additional year following vesting.

The fair value of the awards granted under the 2017 Performance Program on the date of the grant was $7,009,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Earnings Per Share

The following table provides a summary of net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2018	2017
Numerator:
Net income attributable to common stockholders	$1,114	$372
Earnings allocated to unvested participating securities	(18)	(14)
Numerator for income per common share - basic and diluted	$1,096	$358
Denominator:
Denominator for basic income per common share - weighted average shares	240,312	230,924
Effect of dilutive employee stock options and restricted share awards (1)	27	34
Denominator for diluted income per common share - weighted average shares	240,339	230,958

Income per common share - basic and diluted	$0.00	$0.00

(1)	The effect of dilutive securities for the three months ended March 31, 2018 and 2017 excludes 27,532 and 35,998 weighted average share equivalents, respectively, as their effect was anti-dilutive.

18.	Related Party

Due to Affiliates

As of March 31, 2018 and December 31, 2017, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in November 2018 and bear interest at a fixed rate of 1.40%. For the three months ended March 31, 2018 and 2017, we recognized $95,000 and $34,000, of interest expense, respectively, in connection with these notes.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized an aggregate of $209,000 and $202,000 for the three months ended March 31, 2018 and 2017, respectively, of fee income, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2018, amounts owed to us under those agreements aggregated $21,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. For the three months ended March 31, 2018 and 2017, we recognized $2,536,000 and $8,406,000, respectively, of fee income in connection with these agreements. As of March 31, 2018, amounts owed to us under these agreements aggregated $1,564,000, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheet.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. For the three months ended March 31, 2018 and 2017, we incurred $18,000 and $36,000 of expense, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of March 31, 2018, we owed $42,000 to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheet.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. For the three months ended March 31, 2018 and 2017, our share of rental income from this lease was $92,000 and $94,000, respectively.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2018, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $37,200,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Segments

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$180,806	$113,645	$15,449	$51,899	$(187)
Property-related operating expenses	(68,978)	(47,161)	(5,845)	(14,116)	(1,856)
NOI from unconsolidated joint ventures	4,740	4,665	-	-	75
NOI (1)	$116,568	$71,149	$9,604	$37,783	$(1,968)

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$171,680	$105,324	$23,787	$41,939	$630
Property-related operating expenses	(65,971)	(44,759)	(8,924)	(10,605)	(1,683)
NOI from unconsolidated joint ventures	4,823	4,753	-	-	70
NOI (1)	$110,532	$65,318	$14,863	$31,334	$(983)

(1)

NOI is used to measure the operating performance of our properties. NOI consists of property-related revenue (which includes rental income, tenant reimbursement income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and, accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
NOI	$116,568	$110,532
Add (subtract) adjustments to arrive to net income:
Fee income	3,465	9,556
Depreciation and amortization expense	(65,156)	(62,992)
General and administrative expenses	(12,631)	(13,581)
Transaction related costs	(120)	(275)
NOI from unconsolidated joint ventures	(4,740)	(4,823)
(Loss) income from unconsolidated joint ventures	(62)	1,937
(Loss) income from unconsolidated real estate funds	(66)	288
Interest and other income, net	2,016	3,200
Interest and debt expense	(36,082)	(37,018)
Loss on early extinguishment of debt	-	(2,715)
Unrealized gain on interest rate swaps	-	1,802
Net income before income taxes	3,192	5,911
Income tax expense	(477)	(4,282)
Net income	2,715	1,629
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,055)	(1,291)
Consolidated real estate fund	(430)	88
Operating Partnership	(116)	(54)
Net income attributable to common stockholders	$1,114	$372

The following table provides the total assets for each of our reportable segments as of the periods set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	Washington, D.C.	San Francisco	Other
March 31, 2018	$8,973,868	$5,544,187	$687,726	$2,425,865	$316,090
December 31, 2017	8,917,661	5,511,061	693,408	2,421,173	292,019

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York City, Washington, D.C. and San Francisco;
•	risks associated with our high concentrations of properties in New York City, Washington, D.C. and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (“IT”) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•

risks associated with future sales of our common stock by our continuing investors or the perception that our continuing investors intend to sell substantially all of the shares of our common stock that they hold;

•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2017, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

There are no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.5% of the Operating Partnership as of March 31, 2018.

Financings

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

Leasing Results - Three Months Ended March 31, 2018

In the three months ended March 31, 2018, we leased 285,167 square feet, of which our share was 216,848 square feet that was leased at a weighted average initial rent of $86.32 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy (properties owned by us during both reporting periods) by 50 basis points to 94.0% at March 31, 2018 from 93.5% at December 31, 2017. Of the 285,167 square feet leased in the three months, 161,215 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 12.9% on a GAAP basis and 17.8% on a cash basis. The weighted average lease term for leases signed during the three months was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $7.88 per square foot per annum, or 9.1% of initial rent.

New York:

In the three months ended March 31, 2018, we leased 145,340 square feet in our New York portfolio, of which our share was 142,077 square feet that was leased at a weighted average initial rent of $89.68 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy by 30 basis points to 92.7% at March 31, 2018 from 92.4% at December 31, 2017. Of the 145,340 square feet leased in the three months, 107,798 square feet represented our share of second generation space for which we achieved rental rates increases of 6.4% on a GAAP basis and 10.7%  on a cash basis. The weighted average lease term for leases signed during the three months was 9.5 years and weighted average tenant improvements and leasing commissions on these leases were $7.14 per square foot per annum, or 8.0% of initial rent.

Washington, D.C.:

In the three months ended March 31, 2018, we leased 3,262 square feet of previously vacant space in our Washington, D.C. portfolio, at a weighted average initial rent of $58.50 per square foot. This leasing activity increased our leased occupancy and same store leased occupancy by 40 basis points to 96.5% at March 31, 2018 from 96.1% at December 31, 2017. The weighted average lease term for leases signed during the three months was 3.4 years and weighted average tenant improvements and leasing commissions on these leases were $3.24 per square foot per annum, or 5.5% of initial rent.

San Francisco:

In the three months ended March 31, 2018, we leased 136,565 square feet in our San Francisco portfolio, of which our share was 71,509 square feet that was leased at a weighted average initial rent of $80.90 per square foot. This leasing activity, which was partially offset by lease expirations during the three months, increased our leased occupancy and same store occupancy by 130 basis points to 97.7% at March 31, 2018 from 96.4% at December 31, 2017. Of the 136,565 square feet leased in the three months, 53,417 square feet represented our share of second generation space for which we achieved rental rate increases of 29.3% on GAAP basis and 37.2% on a cash basis. The weighted average lease term for leases signed during the three months was 6.1 years and weighted average tenant improvements and leasing commissions on these leases were $10.28 per square foot per annum, or 12.7% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Three Months Ended March 31, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	285,167	145,340	3,262	136,565
Pro rata share of total square feet leased:	216,848	142,077	3,262	71,509
Initial rent (1)	$86.32	$89.68	$58.50	$80.90
Weighted average lease term (in years)	8.3	9.5	3.4	6.1

Tenant improvements and leasing commissions:
Per square foot	$65.23	$67.55	$11.07	$63.09
Per square foot per annum	$7.88	$7.14	$3.24	$10.28
Percentage of initial rent	9.1%	8.0%	5.5%	12.7%

Rent concessions:
Average free rent period (in months)	5.1	6.7	1.0	1.9
Average free rent period per annum (in months)	0.6	0.7	0.3	0.3

Second generation space: (2)
Square feet	161,215	107,798	-	53,417
GAAP basis:
Straight-line rent	$85.76	$86.45	$-	$84.36
Prior straight-line rent	$75.93	$81.24	$-	$65.22
Percentage increase	12.9%	6.4%	-	29.3%
Cash basis:
Initial rent (1)	$88.36	$90.75	$-	$83.55
Prior escalated rent (3)	$75.01	$82.01	$-	$60.89
Percentage increase	17.8%	10.7%	-	37.2%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended March 31, 2018 and 2017

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $1,114,000, or $0.00 per diluted share, for the three months ended March 31, 2018, compared to net income of $372,000, or $0.00 per diluted share, for the three months ended March 31, 2017.

Funds from Operations (“FFO”) attributable to common stockholders was $53,653,000, or $0.22 per diluted share, for the three months ended March 31, 2018, compared to $51,589,000, or $0.22 per diluted share, for the three months ended March 31, 2017. FFO attributable to common stockholders for the three months ended March 31, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 48. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended March 31, 2018 by $1,310,000, or $0.01 per diluted share, and increased FFO attributable to common stockholders for the three months ended March 31, 2017 by $84,000, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 48, was $54,963,000, or $0.23 per diluted share for the three months ended March 31, 2018, compared to $51,505,000, or $0.22 per diluted share, for the three months ended March 31, 2017.

Same Store NOI

The table below summarizes the percentage increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2018 versus March 31, 2017.

	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	6.6%	8.5%	12.2%	1.7%
Same Store Cash NOI	15.2%	15.7%	32.5%	9.1%

See pages 44-48 “Non-GAAP Financial Measures for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2018 and 2017

The following pages summarize our consolidated results of operations for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$163,405	$155,390	$8,015
Tenant reimbursement income	14,246	12,852	1,394
Fee and other income	6,620	12,994	(6,374)
Total revenues	184,271	181,236	3,035
EXPENSES:
Operating	68,978	65,971	3,007
Depreciation and amortization	65,156	62,992	2,164
General and administrative	12,631	13,581	(950)
Transaction related costs	120	275	(155)
Total expenses	146,885	142,819	4,066
Operating income	37,386	38,417	(1,031)
(Loss) income from unconsolidated joint ventures	(62)	1,937	(1,999)
(Loss) income from unconsolidated real estate funds	(66)	288	(354)
Interest and other income, net	2,016	3,200	(1,184)
Interest and debt expense	(36,082)	(37,018)	936
Loss on early extinguishment of debt	-	(2,715)	2,715
Unrealized gain on interest rate swaps	-	1,802	(1,802)
Net income before income taxes	3,192	5,911	(2,719)
Income tax expense	(477)	(4,282)	3,805
Net income	2,715	1,629	1,086
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,055)	(1,291)	236
Consolidated real estate fund	(430)	88	(518)
Operating Partnership	(116)	(54)	(62)
Net income attributable to common stockholders	$1,114	$372	$742

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $184,271,000 for the three months ended March 31, 2018, compared to $181,236,000 for the three months ended March 31, 2017, an increase of $3,035,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco	Other
Rental income
Acquisitions (1)	$8,323	$-		$-	$8,323	$-
Dispositions (2)	(8,467)	-		(8,467)	-	-
Same store operations	8,159	8,067	(3)	326	632	(866)
Increase (decrease) in rental income	$8,015	$8,067		$(8,141)	$8,955	$(866)

Tenant reimbursement income
Acquisitions (1)	$450	$-		$-	$450	$-
Dispositions (2)	(568)	-		(568)	-	-
Same store operations	1,512	571		855	86	-
Increase in tenant reimbursement
income	$1,394	$571		$287	$536	$-

Fee and other income
Property management	$(108)	$-		$-	$-	$(108)
Asset management	(683)	-		-	-	(683)
Acquisition, disposition and leasing	(5,320)	-		-	-	(5,320)
Other	20	-		-	-	20
Decrease in fee income	(6,091)	-		-	-	(6,091)
Acquisitions (1)	142	-		-	142	-
Dispositions (2)	(64)	-		(64)	-	-
Lease termination income	(38)	(38)		-	-	-
Other income	(323)	(279)		(420)	327	49
(Decrease) increase in other income	(283)	(317)		(484)	469	49
(Decrease) increase in fee and other income	$(6,374)	$(317)		$(484)	$469	$(6,042)

Total increase (decrease) in revenues	$3,035	$8,321		$(8,338)	$9,960	$(6,908)

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents revenues attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to an increase in occupancy at 1633 Broadway and 1301 Avenue of the Americas.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $146,885,000 for the three months ended March 31, 2018, compared to $142,819,000 for the three months ended March 31, 2017, an increase of $4,066,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$3,050	$-	$-	$3,050	$-
Dispositions (2)	(2,799)	-	(2,799)	-	-
Same store operations	2,756	2,402	(291)	461	184
Increase (decrease) in operating	$3,007	$2,402	$(3,090)	$3,511	$184

Depreciation and amortization
Acquisitions (1)	$4,957	$-	$-	$4,957	$-
Dispositions	-	-	-	-	-
Operations	(2,793)	(845)	231	(2,143)	(36)
Increase (decrease) in depreciation
and amortization	$2,164	$(845)	$231	$2,814	$(36)

General and administrative
Stock-based compensation	$2,836	$-	$-	$-	$2,836	(3)
Mark-to-market of investments
in our deferred compensation plan	(1,611)	-	-	-	(1,611)	(4)
Operations	(2,175)	-	-	-	(2,175)
Decrease in general and
administrative	$(950)	$-	$-	$-	$(950)

Decrease in transaction related costs	$(155)	$-	$-	$-	$(155)

Total increase (decrease) in expenses	$4,066	$1,557	$(2,859)	$6,325	$(957)

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents expenses attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to additional expense from stock awards granted in the current year.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(Loss) Income from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $62,000 for the three months ended March 31, 2018, compared to income of $1,937,000 for the three months ended March 31, 2017, a decrease of $1,999,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($0 in 2018, compared to $1,930 in 2017)	$(1,930)	(1)
Other	(69)
Total decrease	$(1,999)

(1)

As of March 31, 2018, the joint venture had made distributions to us in excess of our share of earnings recognized, which resulted in our basis becoming negative $19,142. As a result, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize income to the extent we receive cash distributions from the venture. Accordingly, we did not recognize any income in the three months ended March 31, 2018 as there were no distributions made by the venture during such period.

(Loss) Income from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $66,000 for the three months ended March 31, 2018, compared to income of $288,000 for the three months ended March 31, 2017, a decrease of $354,000. This decrease resulted primarily from a decrease in unrealized gains of $228,000 and a realized gain in 2017 of $179,000.

Interest and Other Income, net

Interest and other income was $2,016,000 for the three months ended March 31, 2018, compared to $3,200,000 for the three months ended March 31, 2017, a decrease of $1,184,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	$(1,611)
Decrease in preferred equity investment income ($899 in 2018, compared to $1,413 in 2017) (1)	(514)
Other, net	941
Total decrease	$(1,184)

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $219 and $344 for the three months ended March 31, 2018 and 2017, respectively.

Interest and Debt Expense

Interest and debt expense was $36,082,000 for the three months ended March 31, 2018, compared to $37,018,000 for the three months ended March 31, 2017, a decrease of $936,000. This decrease resulted from:

(Amounts in thousands)
$171 million of debt repayments at 1899 Pennsylvania Avenue and Liberty Place in May 2017	$(2,011)
Lower amounts outstanding under our revolving credit facility	(1,017)
$975 million refinancing of One Market Plaza in January 2017	(765)
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	2,081
Amortization of deferred financing costs	31
Other, net	745
Total decrease	$(936)

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $2,715,000 for the three months ended March 31, 2017 and represents costs related to the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the three months ended March 31, 2017 and represents gains relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017.

Income Tax Expense

Income tax expense was $477,000 for the three months ended March 31, 2018, compared to $4,282,000 for the three months ended March 31, 2017, a decrease of $3,805,000. The decrease was primarily due to lower income on our taxable REIT subsidiaries.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $1,055,000 for the three months ended March 31, 2018, compared to $1,291,000 for the three months ended March 31, 2017, a decrease in income allocated to noncontrolling interests in consolidated joint ventures of $236,000. This decrease resulted from:

(Amounts in thousands)
Loss attributable to 50 Beale Street (acquired in July 2017)	$(1,071)
Lower preferred equity investment income ($680 in 2018, compared to $1,069 in 2017)	(389)
Higher income attributable to One Market Plaza ($1,446 in 2018, compared to $222 in 2017) (1)	1,224
Total decrease	$(236)

(1)	Primarily due to lower interest expense in 2018 and costs related to early repayment of One Market Plaza’s debt in connection with its refinancing in 2017.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $430,000 for the three months ended March 31, 2018, compared to a loss of $88,000 for the three months ended March 31, 2017, an increase in income attributable to the noncontrolling interests of $518,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $116,000 for the three months ended March 31, 2018, compared to $54,000 for the three months ended March 31, 2017, an increase in income attributable to noncontrolling interests of $62,000. This increase resulted from a higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended March 31, 2018.

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

As of March 31, 2018, we had $1.246 billion of liquidity comprised of $212,547,000 of cash and cash equivalents, $33,032,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of March 31, 2018, our outstanding consolidated debt aggregated $3.6 billion. We had no amounts outstanding under our revolving credit facility as of March 31, 2018 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

On January 10, 2018, we amended and restated the credit agreement governing our revolving credit facility. The maturity date of the revolving credit facility was extended from November 2018 to January 2022, with two six-month extension options, and the capacity was increased to $1.0 billion from $800,000,000. The interest rate on the extended facility, at current leverage levels, was lowered by 10 basis points from LIBOR plus 125 basis points to LIBOR plus 115 basis points, and the facility fee was reduced by 5 basis points from 25 basis points to 20 basis points. We also have an option, subject to customary conditions and incremental lender commitments, to increase the capacity under the facility to $1.5 billion at any time prior to the maturity date of the facility.

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

Dividend Policy

On March 15, 2018, we declared an increased regular quarterly cash dividend of $0.10 per share of common stock for the first quarter ending March 31, 2018, which was paid on April 13, 2018 to stockholders of record as of the close of business on March 29, 2018. This dividend policy, if continued, would require us to pay out approximately $26,627,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2018, our unconsolidated joint ventures had $897,951,000 of outstanding indebtedness, of which our share was $180,988,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, our Board of Directors approved the repurchase of up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions.  The amount and timing of repurchases, if any, will depend on a number of factors including the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time. We have not repurchased any of our common stock under the stock repurchase program.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2018, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $37,200,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $245,579,000 and $250,425,000 as of March 31, 2018 and December 31, 2017, respectively. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$35,569	$40,716
Investing activities	(53,345)	(40,714)
Financing activities	12,930	8,591

Operating Activities

Three months ended March 31, 2018 – We generated $35,569,000 of cash from operating activities for the three months ended March 31, 2018, primarily from (i) $59,592,000 of net income (before $56,877,000 of noncash adjustments) and (ii) $668,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $24,691,000 of net changes in operating assets and liabilities. Noncash adjustments of $56,877,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Three months ended March 31, 2017 – We generated $40,716,000 of cash from operating activities for the three months ended March 31, 2017, primarily from (i) $44,491,000 of net income (before $42,862,000 of noncash adjustments) and (ii) $86,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $3,861,000 of net changes in operating assets and liabilities. Noncash adjustments of $42,862,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, loss on early extinguishment of debt and amortization of stock-based compensation.

Investing Activities

Three months ended March 31, 2018– We used $53,345,000 of cash for investing activities for the three months ended March 31, 2018, primarily due to (i) $25,413,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $16,115,000 for investments in unconsolidated joint ventures, (iii) $15,680,000 for escrow deposits and loans receivable for RDF and (iv) $4,020,000 from net sales of marketable securities (which are held in our deferred compensation plan).

Three months ended March 31, 2017 – We used $40,714,000 of cash for investing activities for the three months ended March 31, 2017, primarily due to (i) $27,857,000 for investments in unconsolidated joint ventures, (ii) $15,087,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (iii) $1,615,000 for net purchases of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $3,845,000 of distributions from unconsolidated real estate funds.

Financing Activities

Three months ended March 31, 2018 – We generated $12,930,000 of cash from financing activities for the three months ended March 31, 2018, primarily due to (i) $29,920,000 of contributions from noncontrolling interests and (ii) $16,700,000 of proceeds from notes and mortgages payable, partially offset by (iii) $25,211,000 for dividends and distributions paid to common stockholders and unitholders, (iv) $6,351,000 for the payment of debt issuance costs and (v) $1,915,000 distributions to noncontrolling interests.

Three months ended March 31, 2017 – We generated $8,591,000 of cash from financing activities for the three months ended March 31, 2017, primarily due to (i) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (ii) $35,000,000 of borrowings under the revolving credit facility and (iii) $7,472,000 of contributions from noncontrolling interests, partially offset by (iv) $873,642,000 for repayment of notes and mortgages payable and $2,715,000 for loss on early extinguishment of debt, primarily for the refinancing of One Market Plaza, (v) $65,000,000 for repayments of the amounts borrowed under the revolving credit facility, (vi) $32,012,000 for distributions to noncontrolling interests, (vii) $25,151,000 for dividends and distributions paid to common stockholders and unitholders, (viii) $19,425,000 for the settlement of swap liabilities and (ix) $7,338,000 for the payment of debt issuance costs.

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

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,715	$5,479	$4,092	$4,909	$(11,765)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	65,156	38,186	5,512	20,863	595
General and administrative	12,631	-	-	-	12,631
Interest and debt expense	36,082	22,746	-	12,167	1,169
Transaction related costs	120	-	-	-	120
Income tax expense	477	-	-	3	474
NOI from unconsolidated joint ventures	4,740	4,665	-	-	75
Loss (income) from unconsolidated joint ventures	62	73	-	-	(11)
Loss from unconsolidated real estate funds	66	-	-	-	66
Fee income	(3,465)	-	-	-	(3,465)
Interest and other income, net	(2,016)	-	-	(159)	(1,857)
NOI	116,568	71,149	9,604	37,783	(1,968)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,014)	-	-	(16,014)	-
Consolidated real estate fund	26	-	-	-	26
Paramount’s share of NOI	$100,580	$71,149	$9,604	$21,769	$(1,942)

NOI	$116,568	$71,149	$9,604	$37,783	$(1,968)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(13,197)	(9,508)	158	(3,908)	61
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,257)	557	(547)	(4,267)	-
Cash NOI	99,114	62,198	9,215	29,608	(1,907)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,193)	-	-	(13,193)	-
Consolidated real estate fund	26	-	-	-	26
Paramount’s share of Cash NOI	$85,947	$62,198	$9,215	$16,415	$(1,881)

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$1,629	$1,490	$7,580	$1,631	$(9,072)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	62,992	39,031	5,281	18,049	631
General and administrative	13,581	-	-	-	13,581
Interest and debt expense	37,018	22,001	2,011	10,763	2,243
Loss on early extinguishment of debt	2,715	-	-	2,715	-
Transaction related costs	275	-	-	-	275
Income tax expense (benefit)	4,282	-	-	5	4,277
NOI from unconsolidated joint ventures	4,823	4,753	-	-	70
Income from unconsolidated joint ventures	(1,937)	(1,925)	-	-	(12)
Income from unconsolidated real estate funds	(288)	-	-	-	(288)
Fee income	(9,556)	-	-	-	(9,556)
Interest and other income, net	(3,200)	(32)	(9)	(27)	(3,132)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	110,532	65,318	14,863	31,334	(983)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,029)	-	-	(12,029)	-
Consolidated real estate fund	(141)	-	-	-	(141)
Paramount's share of NOI	$98,362	$65,318	$14,863	$19,305	$(1,124)

NOI	$110,532	$65,318	$14,863	$31,334	$(983)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(20,511)	(13,968)	(1,063)	(5,541)	61
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,881)	2,140	(547)	(4,474)	-
Cash NOI	87,140	53,490	13,253	21,319	(922)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(7,882)	-	-	(7,882)	-
Consolidated real estate fund	(141)	-	-	-	(141)
Paramount's share of Cash NOI	$79,117	$53,490	$13,253	$13,437	$(1,063)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months March 31, 2018 and 2017. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, bad debt expense and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the three
months ended March 31, 2018 (1)	$100,580	$71,149	$9,604	$21,769	$(1,942)
Acquisitions (2)	(2,306)	(173)	-	(2,133)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(190)	(190)	-	-	-
Other, net	-	-	-	-	-
Paramount’s share of Same Store NOI for
the three months ended March 31, 2018	$98,084	$70,786	$9,604	$19,636	$(1,942)

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the three
months ended March 31, 2017 (1)	$98,362	$65,318	$14,863	$19,305	$(1,124)
Acquisitions	-	-	-	-	-
Dispositions (3)	(6,300)	-	(6,300)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(66)	(66)	-	-	-
Other, net	-	-	-	-	-
Paramount’s share of Same Store NOI for
the three months ended March 31, 2017	$91,996	$65,252	$8,563	$19,305	$(1,124)

Increase (decrease) in Same Store NOI	$6,088	$5,534	$1,041	$331	$(818)

% Increase	6.6%	8.5%	12.2%	1.7%

(1)	See page 44 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents our share of NOI attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of Cash NOI for the three
months ended March 31, 2018 (1)	$85,947	$62,198	$9,215	$16,415	$(1,881)
Acquisitions (2)	(1,964)	(215)	-	(1,749)	-
Dispositions	-	-	-	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(190)	(190)	-	-	-
Other, net	-	-	-	-	-
Paramount’s share of Same Store Cash NOI
for the three months ended March 31, 2018	$83,793	$61,793	$9,215	$14,666	$(1,881)

	For the Three Months Ended March 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of Cash NOI for the three
months ended March 31, 2017 (1)	$79,117	$53,490	$13,253	$13,437	$(1,063)
Acquisitions	-	-	-	-	-
Dispositions (3)	(6,300)	-	(6,300)	-	-
Lease termination income (including our
share of unconsolidated joint ventures)	(66)	(66)	-	-	-
Other, net	-	-	-	-	-
Paramount’s share of Same Store Cash NOI
for the three months ended March 31, 2017	$72,751	$53,424	$6,953	$13,437	$(1,063)

Increase (decrease) in Same Store Cash NOI	$11,042	$8,369	$2,262	$1,229	$(818)

% Increase	15.2%	15.7%	32.5%	9.1%

(1)	See page 44 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents our share of Cash NOI attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

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

The following table presents a reconciliation of net income to FFO and Core FFO.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2018	2017
Reconciliation of net income to FFO and Core FFO:
Net income	$2,715	$1,629
Real estate depreciation and amortization (including our share of unconsolidated
joint ventures)	67,160	64,840
FFO	69,875	66,469
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(10,207)	(7,195)
Consolidated real estate fund	(430)	(140)
Operating Partnership	(5,585)	(7,545)
FFO attributable to common stockholders	$53,653	$51,589
Per diluted share	$0.22	$0.22

FFO	$69,875	$66,469
Non-core items:
Our share of earnings from 712 Fifth Avenue in excess of distributions received	1,195	-
Realized and unrealized loss (gain) from unconsolidated real estate funds	131	(235)
Transaction related costs	120	275
Loss on early extinguishment of debt	-	2,715
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	-	(2,386)
Core FFO	71,321	66,838
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(10,207)	(7,661)
Consolidated real estate fund	(430)	(140)
Operating Partnership	(5,721)	(7,532)
Core FFO attributable to common stockholders	$54,963	$51,505
Per diluted share	$0.23	$0.22

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	240,311,744	230,924,271
Effect of dilutive securities	26,954	34,170
Denominator for FFO and Core FFO per diluted share	240,338,698	230,958,441

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2018.

Property	Rate	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$-	$1,000,000	$-	$1,000,000	$1,022,590
1301 Avenue of the Americas	3.05%	-	-	-	500,000	-	-	500,000	486,084
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	486,078
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	984,474
50 Beale Street	3.65%	-	-	-	228,000	-	-	228,000	226,379
Total Fixed Rate Debt	3.66%	$-	$-	$-	$728,000	$1,000,000	$1,475,000	$3,203,000	$3,205,605

Variable Rate Debt:
1633 Broadway	3.42%	$-	$-	$-	$-	$46,800	$-	$46,800	$47,857
1301 Avenue of the Americas	3.49%	-	-	-	350,000	-	-	350,000	356,992
$1.0 Billion Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.48%	$-	$-	$-	$350,000	$46,800	$-	$396,800	$404,849

Total Consolidated Debt	3.64%	$-	$-	$-	$1,078,000	$1,046,800	$1,475,000	$3,599,800	$3,610,454

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $897,951,000 of outstanding indebtedness as of March 31, 2018, of which our share was $180,988,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of March 31, 2018.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2018
(Amounts in thousands)
1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$7,674
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	7,129
1633 Broadway (1)	400,000	Dec-2015	Dec-2020	1.65%	8,038
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	1,248
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$24,089

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	March 31, 2018			December 31, 2017
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$396,800	3.48%	$3,968	$380,100	3.17%
Fixed rate (1)	3,203,000	3.66%	-	2,548,658	3.59%
	$3,599,800	3.64%	$3,968	$2,928,758	3.54%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	4.23%	$288	$28,808	3.93%
Fixed rate (1)	152,180	3.41%	-	152,182	3.41%
	$180,988	3.54%	$288	$180,990	3.49%

Noncontrolling interests' in the Operating Partnership share of above			$(401)
Total change in annual net income			$3,855
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 49.

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

As of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

For the three months ended March 31, 2018, we issued an aggregate of 7,119 shares of common stock in exchange for 7,119 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

Period	Total number of shares repurchased		Average price paid per common share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased
January 1, 2018 - January 31, 2018	6,197	(1)	$14.71	n/a	n/a
February 1, 2018 - February 28, 2018	-		-	n/a	n/a
March 1, 2018 - March 31, 2018	8,006	(1)	14.65	n/a	n/a

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time. We have not repurchased any of our common stock under the stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†

Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of January 1, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 5, 2018.

10.2

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith

**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: May 2, 2018	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)