Form 10-Q
period 2018-06-30
Paramount Group, Inc.
filed 2018-08-08
CIK 1605607

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2018

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

As of July 20, 2018, there were 240,529,397 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2018	December 31, 2017
ASSETS
Real estate, at cost
Land	$2,186,006	$2,209,506
Buildings and improvements	6,132,725	6,119,969
	8,318,731	8,329,475
Accumulated depreciation and amortization	(566,164)	(487,945)
Real estate, net	7,752,567	7,841,530
Cash and cash equivalents	233,530	219,381
Restricted cash	32,755	31,044
Investments in unconsolidated joint ventures	67,823	44,762
Investments in unconsolidated real estate funds	9,292	7,253
Preferred equity investments, net of allowance of $0 and $19,588	35,925	35,817
Marketable securities	25,913	29,039
Accounts and other receivables, net of allowance of $451 and $277	15,549	17,082
Deferred rent receivable	252,140	220,826
Deferred charges, net of accumulated amortization of $25,232 and $19,412	116,147	98,645
Intangible assets, net of accumulated amortization of $226,131 and $200,857	316,451	352,206
Other assets	57,821	20,076
Total assets (1)	$8,915,913	$8,917,661

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $37,341 and $41,800	$3,562,459	$3,541,300
Revolving credit facility	-	-
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	123,720	117,630
Dividends and distributions payable	26,621	25,211
Intangible liabilities, net of accumulated amortization of $85,673 and $75,073	115,559	130,028
Other liabilities	54,507	54,109
Total liabilities (1)	3,910,165	3,895,577
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 240,529,397 and 240,427,022 shares in 2018 and 2017, respectively	2,403	2,403
Additional paid-in-capital	4,297,823	4,297,948
Earnings less than distributions	(215,353)	(133,693)
Accumulated other comprehensive income	28,647	10,083
Paramount Group, Inc. equity	4,113,520	4,176,741
Noncontrolling interests in:
Consolidated joint ventures	403,686	404,997
Consolidated real estate fund	57,816	14,549
Operating Partnership (25,300,324 and 24,620,279 units outstanding)	430,726	425,797
Total equity	5,005,748	5,022,084
Total liabilities and equity	$8,915,913	$8,917,661

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.5% as of June 30, 2018. The assets and liabilities of the Operating Partnership, as of June 30, 2018, include $2,001,880 and $1,265,423 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities.

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
REVENUES:
Rental income	$169,529	$158,187	$332,934	$313,577
Tenant reimbursement income	13,164	11,856	27,410	24,708
Fee and other income	8,726	7,661	15,346	20,655
Total revenues	191,419	177,704	375,690	358,940
EXPENSES:
Operating	67,646	63,461	136,624	129,432
Depreciation and amortization	64,775	68,636	129,931	131,628
General and administrative	17,195	16,573	29,826	30,154
Transaction related costs	293	502	413	777
Real estate impairment loss	46,000	-	46,000	-
Total expenses	195,909	149,172	342,794	291,991
Operating (loss) income	(4,490)	28,532	32,896	66,949
Income from unconsolidated joint ventures	2,521	16,535	2,459	18,472
Loss from unconsolidated real estate funds	(14)	(2,411)	(80)	(2,123)
Interest and other income, net	2,094	2,486	4,110	5,686
Interest and debt expense	(36,809)	(34,817)	(72,891)	(71,835)
Loss on early extinguishment of debt	-	(5,162)	-	(7,877)
Gain on sale of real estate	-	133,989	-	133,989
Unrealized gain on interest rate swaps	-	-	-	1,802
Net (loss) income before income taxes	(36,698)	139,152	(33,506)	145,063
Income tax benefit (expense)	120	(970)	(357)	(5,252)
Net (loss) income	(36,578)	138,182	(33,863)	139,811
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,752)	(1,897)	(2,807)	(3,188)
Consolidated real estate fund	(152)	(20,169)	(582)	(20,081)
Operating Partnership	3,666	(13,100)	3,550	(13,154)
Net (loss) income attributable to common stockholders	$(34,816)	$103,016	$(33,702)	$103,388

(LOSS) INCOME PER COMMON SHARE - BASIC:
(Loss) income per common share	$(0.14)	$0.44	$(0.14)	$0.44
Weighted average shares outstanding	240,336,485	234,990,468	240,324,183	232,968,602

(LOSS) INCOME PER COMMON SHARE - DILUTED:
(Loss) income per common share	$(0.14)	$0.44	$(0.14)	$0.44
Weighted average shares outstanding	240,336,485	235,010,830	240,324,183	232,995,822

DIVIDENDS PER COMMON SHARE	$0.10	$0.095	$0.20	$0.190

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net (loss) income	$(36,578)	$138,182	$(33,863)	$139,811
Other comprehensive income (loss):
Change in value of interest rate swaps	5,795	(4,041)	20,346	(9)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	103	35	157	(187)
Comprehensive (loss) income	(30,680)	134,176	(13,360)	139,615
Less comprehensive (income) loss attributable to
noncontrolling interests in:
Consolidated joint ventures	(1,752)	(1,897)	(2,807)	(3,188)
Consolidated real estate fund	(152)	(20,169)	(582)	(20,081)
Operating Partnership	3,103	(12,647)	1,611	(13,187)
Comprehensive (loss) income attributable to common stockholders	$(29,481)	$99,463	$(15,138)	$103,159

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Fund	Operating Partnership	Total Equity

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income	-	-	-	103,388	-	3,188	20,081	13,154	139,811
Common shares issued upon redemption of common units	8,207	82	135,877	-	-	-	-	(135,959)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	62	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.19 per share and unit)	-	-	-	(44,617)	-	-	-	(5,801)	(50,418)
Contributions from noncontrolling interests	-	-	-	-	-	4,973	4,305	-	9,278
Distributions to noncontrolling interests	-	-	-	-	-	(32,816)	(74,346)	-	(107,162)
Change in value of interest rate swaps	-	-	-	-	(67)	-	-	58	(9)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(162)	-	-	(25)	(187)
Amortization of equity awards	-	-	1,522	-	-	-	-	7,283	8,805
Balance as of June 30, 2017	238,284	$2,382	$4,254,386	$(71,037)	$143	$229,133	$14,833	$456,071	$4,885,911

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net (loss) income	-	-	-	(33,702)	-	2,807	582	(3,550)	(33,863)
Common shares issued upon redemption of common units	27	-	469	-	-	-	-	(469)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	75	-	-	(213)	-	-	-	-	(213)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(48,103)	-	-	-	(5,144)	(53,247)
Contributions from noncontrolling interests	-	-	-	-	-	-	36,128	-	36,128
Distributions to noncontrolling interests	-	-	-	-	-	(4,118)	-	-	(4,118)
Change in value of interest rate swaps	-	-	-	-	18,422	-	-	1,924	20,346
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	142	-	-	15	157
Amortization of equity awards	-	-	1,470	-	-		-	10,088	11,558
Other	-	-	(2,064)	(171)	-	-	-	2,065	(170)
Balance as of June 30, 2018	240,529	$2,403	$4,297,823	$(215,353)	$28,647	$403,686	$57,816	$430,726	$5,005,748

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(33,863)	$139,811
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	129,931	131,628
Real estate impairment loss	46,000	-
Amortization of deferred financing costs	5,515	5,548
Gain on sale of real estate	-	(133,989)
Straight-lining of rental income	(29,983)	(32,121)
Amortization of above and below-market leases, net	(8,724)	(10,989)
Loss on early extinguishment of debt	-	7,877
Unrealized gain on interest rate swaps	-	(1,802)
Realized and unrealized losses (gains) on marketable securities	1	(2,486)
Income from unconsolidated joint ventures	(2,459)	(18,472)
Distributions of earnings from unconsolidated joint ventures	1,170	2,758
Loss from unconsolidated real estate funds	80	2,123
Distributions of earnings from unconsolidated real estate funds	135	146
Amortization of stock-based compensation expense	10,915	7,867
Other non-cash adjustments	40	(169)
Changes in operating assets and liabilities:
Accounts and other receivables	1,533	3,102
Deferred charges	(13,734)	(14,297)
Other assets	(1,910)	7,294
Accounts payable and accrued expenses	1,297	(15,257)
Other liabilities	567	420
Net cash provided by operating activities	106,511	78,992

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate	(51,610)	(33,079)
Investments in unconsolidated joint ventures	(17,137)	(28,791)
Escrow deposits and loans receivable for Residential Development Fund	(15,680)	-
Sales of marketable securities	15,253	9,543
Purchases of marketable securities	(12,140)	(6,230)
Distributions of capital from unconsolidated joint ventures	2,608	20,000
Contributions of capital to unconsolidated real estate funds	(2,254)	(584)
Proceeds from sale of real estate	-	540,333
Deposit on real estate	-	(12,914)
Distributions of capital from unconsolidated real estate funds	-	3,845
Net cash (used in) provided by investing activities	(80,960)	492,123

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	$(46,892)	$(43,832)
Contributions from noncontrolling interests	36,128	9,278
Proceeds from notes and mortgages payable	16,700	991,556
Debt issuance costs	(6,351)	(7,344)
Distributions paid to common unitholders	(4,945)	(6,526)
Distributions to noncontrolling interests	(4,118)	(107,162)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(213)	(154)
Repayments of notes and mortgages payable	-	(1,044,821)
Repayment of borrowings under revolving credit facility	-	(290,000)
Borrowings under revolving credit facility	-	60,000
Settlement of interest rate swap liabilities	-	(19,425)
Loss on early extinguishment of debt	-	(7,877)
Net cash used in financing activities	(9,691)	(466,307)

Net increase in cash and cash equivalents and restricted cash	15,860	104,808
Cash and cash equivalents and restricted cash at beginning of period	250,425	192,339
Cash and cash equivalents and restricted cash at end of period	$266,285	$297,147

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$219,381	$162,965
Restricted cash at beginning of period	31,044	29,374
Cash and cash equivalents and restricted cash at beginning of period	$250,425	$192,339

Cash and cash equivalents at end of period	$233,530	$254,763
Restricted cash at end of period	32,755	42,384
Cash and cash equivalents and restricted cash at end of period	$266,285	$297,147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$67,367	$73,817
Cash payments for income taxes, net of refunds	1,699	3,191

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$26,621	$25,211
Additions to real estate included in accounts payable and accrued expenses	10,400	8,988
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	7,086	-
Write-off of fully amortized and/or depreciated assets	2,947	4,930
Common shares issued upon redemption of common units	469	135,959
Increase (decrease) in value of interest rate swaps	20,346	(9)
Increase (decrease) due to deconsolidation of One Steuart Lane:
Investments in unconsolidated joint ventures	-	14,915
Real estate, net	-	(14,915)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of June 30, 2018, our portfolio consisted of 14 Class A office properties aggregating approximately 12.5 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.5% of, the Operating Partnership as of June 30, 2018.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued ASU 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments made in applying the guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not impact our consolidated financial results but resulted in additional disclosures on our consolidated financial statements. See Note 14, Revenues.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting, including requiring lessees to recognize most leases on their balance sheets. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either financing or operating and recording a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Accounting for lessors under ASU 2016-02 is substantially similar to existing guidance, however, lessors are required to separate lease components (rental income) and non-lease components (revenue related to various services we provide). In July 2018, the FASB issued ASU 2018-11 that provides lessors with a practical expedient to not separate lease and non-lease components, if certain criteria are met, and provides an additional transition method to adopt the standard. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We plan to adopt the provisions of ASU 2016-02 on January 1, 2019 and are in the process of evaluating whether we will elect to apply the practical expedient.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 retrospectively, on December 31, 2017. This adoption resulted in (i) additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows and (ii) a decrease to cash provided by operating activities of $3,000,000 and an increase in cash provided by investing activities of $16,010,000 for the six months ended June 30, 2017.

In February 2017, the FASB issued ASU 2017-05, an update to ASC Topic 610, Other Income. ASU 2017-05 clarifies the scope and accounting for derecognition of a nonfinancial asset and eliminates the guidance in ASC 360-20 specific to real estate sales and partial sales. ASU 2017-05 requires an entity that transfers control of a nonfinancial asset to measure any noncontrolling interest it retains (or receives) at fair value. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted for entities concurrently early adopting ASU 2014-09. We adopted the provisions of ASU 2017-05 on January 1, 2018, using the modified retrospective approach. Upon adoption, we recorded a $7,086,000 adjustment to “investments in unconsolidated joint ventures” relating to the measurement of our consolidated Residential Development Fund’s (“RDF”) retained interest in One Steuart Lane (formerly 75 Howard Street) at fair value with an offset to equity. See Note 4, Investments in Unconsolidated Joint Ventures.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Joint Ventures

Prior to March 14, 2018, RDF, in which we have a 7.4% interest, owned 20.0% of One Steuart Lane (the “Property”). On March 14, 2018, RDF transferred its 20.0% interest to a new joint venture in which it owns a 75.0% interest. Separately on March 14, 2018, RDF acquired an additional 10.0% interest in the Property from its existing partner. Subsequent to these transactions RDF owns a 25.0% economic interest in the Property, comprised of the newly acquired 10.0% interest and an indirect 15.0% interest it owns through the joint venture. As a result of these transactions, RDF was required to consolidate its 75.0% interest in the joint venture that owns 20.0% of the Property, and reflect the 25.0% interest in this venture (5.0% economic interest in the Property) it does not own as noncontrolling interests. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own as noncontrolling interests. As of June 30, 2018, our economic interest in the Property was 1.85%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2018		December 31, 2017
712 Fifth Avenue (1)	50.0%	$-		$-
60 Wall Street (2)	5.0%	23,760		25,083
One Steuart Lane (2)	25.0% (3)	40,236	(4)	16,031
Oder-Center, Germany (2)	9.5%	3,827		3,648
Investments in unconsolidated joint ventures		$67,823		$44,762

		For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	Paramount	June 30,		June 30,
Our Share of Net Income (Loss):	Ownership	2018	2017	2018	2017
712 Fifth Avenue (1)	50.0%	$2,608	$16,504	$2,608	$18,434
60 Wall Street (2)	5.0%	(102)	(31)	(175)	(36)
One Steuart Lane (2)	25.0% (3)	(16)	33	(18)	33
Oder-Center, Germany (2)	9.5%	31	29	44	41
Income from unconsolidated joint ventures		$2,521	$16,535	$2,459	$18,472

(1)

As of June 30, 2018, our basis in the partnership was negative $20,654 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of June 30, 2018, the carrying amount of our investments in 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $2,868, $692 and $5,362, respectively.

(3)	Represents RDF’s economic interest in the Property.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2018	December 31, 2017
Real estate, net	$199,731	$202,040
Other assets	59,879	58,034
Total assets	$259,610	$260,074

Notes and mortgages payable, net	$296,337	$296,132
Other liabilities	4,582	4,615
Total liabilities	300,919	300,747
Partners’ deficit	(41,309)	(40,673)
Total liabilities and partners’ deficit	$259,610	$260,074

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2018	2017	2018	2017
Rental income	$12,329	$12,713	$24,658	$25,658
Tenant reimbursement income	1,245	1,209	2,590	2,517
Fee and other income	159	468	617	594
Total revenues	13,733	14,390	27,865	28,769
Operating expenses	6,126	6,102	12,310	12,068
Depreciation and amortization	2,898	3,075	5,924	5,995
Total expenses	9,024	9,177	18,234	18,063
Operating income	4,709	5,213	9,631	10,706
Interest and other income, net	157	48	270	72
Interest and debt expense	(2,674)	(3,126)	(5,319)	(5,951)
Unrealized gain on interest rate swaps	-	728	-	1,896
Net income	$2,192	$2,863	$4,582	$6,723

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”). As of June 30, 2018, Fund VII and Fund VII-H own 100% of Zero Bond Street. We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), our Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Our Share of Investments:
Property funds	$2,352	$2,429
Alternative investment fund	6,940	4,824
Investments in unconsolidated real estate funds	$9,292	$7,253

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net Income (Loss):	2018	2017	2018	2017
Net investment income	$59	$71	$125	$124
Net realized (loss) gain	-	(5)	-	174
Net unrealized loss	(73)	(324)	(205)	(228)
Carried interest	-	(2,153)	-	(2,193)
Loss from unconsolidated real estate funds	$(14)	$(2,411)	(80)	$(2,123)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summarized financial information for Fund VII as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Balance Sheets:
Real estate investments	$31,126	$32,943
Cash and cash equivalents	1,022	138
Total assets	$32,148	$33,081

Other liabilities	$1,145	$1,058
Total liabilities	1,145	1,058
Equity	31,003	32,023
Total liabilities and equity	$32,148	$33,081

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Income Statements:
Investment income	$5	$777	$5	$962
Investment expenses	76	560	120	1,036
Net investment (loss) income	(71)	217	(115)	(74)
Net realized losses	-	(66)	-	(66)
Net unrealized losses	(1,138)	(4,456)	(3,017)	(4,321)
Loss from real estate fund investments	$(1,209)	$(4,305)	$(3,132)	$(4,461)

6.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of
Preferred Equity Investment	Ownership	Rate	Maturity	June 30, 2018	December 31, 2017
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,925	$35,817
2 Herald Square (2)	n/a	n/a	n/a	-	19,588
				35,925	55,405
Less: valuation allowance (2)				-	(19,588)
Total preferred equity investments, net				$35,925	$35,817

(1)

Represents a preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 686,000 square foot office building in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% was paid in cash through February 2016 and the unpaid portion accreted to the balance of the investment. Subsequent to February 2016, the entire 10.3% dividend is being paid in cash.

(2)

Represents a preferred equity investment in a partnership that owned 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. In April 2017, the borrower defaulted on the obligation to extend the maturity date or redeem the preferred equity investment and accordingly, we had recorded a valuation allowance of $19,588. In May 2018, the senior lender foreclosed out our interests and accordingly, we wrote off our preferred equity investment and the related valuation allowance.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Intangible assets:
Gross amount	$542,582	$553,063
Accumulated amortization	(226,131)	(200,857)
	$316,451	$352,206
Intangible liabilities:
Gross amount	$201,232	$205,101
Accumulated amortization	(85,673)	(75,073)
	$115,559	$130,028

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2018	2017	2018	2017
Amortization of above and below-market leases, net (component of “rental income”)	$4,304	$7,981	$8,724	$10,989
Amortization of acquired in-place leases (component of “depreciation and amortization”)	$14,721	$22,649	$30,014	$40,423

The table below sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2019.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases	In-Place Leases
2019	$14,257	$53,428
2020	8,679	42,303
2021	4,341	30,310
2022	942	24,200
2023	4,421	19,445

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

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

The following is a summary of our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2018	June 30, 2018		December 31, 2017
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.73%	46,800	(2)	30,100	(2)
			3.55%	1,046,800		1,030,100

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.80%	350,000		350,000
			3.36%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000
50 Beale (3)	Oct-2021	Fixed	3.65%	228,000		228,000
Total notes and mortgages payable			3.68%	3,599,800		3,583,100
Less: deferred financing costs				(37,341)		(41,800)
Total notes and mortgages payable, net				$3,562,459		$3,541,300

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)

Represents amounts borrowed to fund leasing costs at the property. The loan balance can be increased by an additional $200,000 upon the satisfaction of certain performance hurdles related to the property.

(3)	Our ownership interest in One Market Plaza and 50 Beale is 49.0% and 31.1%, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $5,795,000 and $20,346,000 for the three and six months ended June 30, 2018, respectively, and other comprehensive loss of $4,041,000 and $9,000 for the three and six months ended June 30, 2017, respectively, from the changes in fair value of these interest rate swaps. See Note 10, Accumulated Other Comprehensive Income (Loss). During the next twelve months, we estimate that $5,995,000 of the amounts recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The table below summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Interest rate swap assets designated as cash flow hedges (included in “other assets”)	$29,884	$9,855

Interest rate swap liabilities designated as cash flow hedges (included in “other liabilities”)	$-	$317

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of June 30, 2018, we did not have any obligations relating to our swaps that contained such provisions.

Interest Rate Swaps – Non-designated Hedges

As of June 30, 2018, we did not have any interest rate swaps that were not designated as hedges. Prior to January 19, 2017, our interest rate swap on One Market Plaza was not designated as a hedge. This interest rate swap was terminated in connection with the refinancing of the property on January 19, 2017. For the period from January 1, 2017 through January 19, 2017, we recognized an unrealized gain of $1,802,000, in connection with this interest rate swap, which is included as “unrealized gain on interest rate swaps” in our consolidated statement of income for the six months ended June 30, 2017.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2018 and 2017, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2018	2017	2018	2017
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive income	$6,123	$(6,025)	$20,202	$(4,529)
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense	(328)	1,984	144	4,520
Amount of income related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1)	103	35	157	(187)
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-	-	-

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income during any of the periods set forth above.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale and PGRESS Equity Holdings L.P. As of June 30, 2018 and December 31, 2017, noncontrolling interests in our consolidated joint ventures aggregated $403,686,000 and $404,997,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consist of equity interests held by third parties in RDF. As of June 30, 2018 and December 31, 2017, the noncontrolling interests in our consolidated real estate fund aggregated $57,816,000 and $14,549,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of June 30, 2018 and December 31, 2017, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $430,726,000 and $425,797,000, respectively, and a redemption value of $389,625,000 and $390,231,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Variable Interest Entities

In the normal course of business, we are the general partner of various types of investment vehicles, which may be considered VIEs. We may, from time to time, own equity or debt securities through vehicles, each of which are considered variable interests. Our involvement in financing the operations of the VIEs is generally limited to our investments in the entity. We consolidate these entities when we are deemed to be the primary beneficiary.

Consolidated VIEs

We are the sole general partner of, and own approximately 90.5% of, the Operating Partnership as of June 30, 2018. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2018 and December 31, 2017, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Real estate, net	$1,711,766	$1,726,800
Cash and restricted cash	79,622	55,658
Investments in unconsolidated joint ventures	40,236	16,031
Preferred equity investments, net	35,925	35,817
Accounts and other receivables, net	1,626	2,550
Deferred rent receivable	47,663	44,000
Deferred charges, net	10,777	8,123
Intangible assets, net	56,230	66,112
Other assets	18,035	929
Total VIE assets	$2,001,880	$1,956,020

Notes and mortgages payable, net	$1,197,126	$1,196,607
Accounts payable and accrued expenses	29,392	21,211
Intangible liabilities, net	38,754	46,365
Other liabilities	151	155
Total VIE liabilities	$1,265,423	$1,264,338

Unconsolidated VIEs

As of June 30, 2018, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Investments	$9,292	$7,253
Asset management fees and other receivables	697	597
Maximum risk of loss	$9,989	$7,850

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$25,913	$25,913	$-	$-
Interest rate swap assets (included in “other assets”)	29,884	-	29,884	-
Total assets	$55,797	$25,913	$29,884	$-

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,039	$29,039	$-	$-
Interest rate swap assets (included in “other assets”)	9,855	-	9,855	-
Total assets	$38,894	$29,039	$9,855	$-

Interest rate swap liabilities (included in “other liabilities”)	$317	$-	$317	$-
Total liabilities	$317	$-	$317	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist of real estate assets that have been written down to estimated fair value in the current period. In the quarter ended June 30, 2018, in accordance with ASC 360-10, we recorded a $46,000,000 impairment loss, which is included as “real estate impairment loss” on our consolidated statements of income for the three and six months ended June 30, 2018. The estimated fair value of real estate assets on our consolidated balance sheet was $138,000,000 and is classified as Level 3 within the fair value hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following is a summary of the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments, net	$35,925	$36,212	$35,817	$36,112
Total assets	$35,925	$36,212	$35,817	$36,112

Notes and mortgages payable	$3,599,800	$3,591,251	$3,583,100	$3,596,953
Revolving credit facility	-	-	-	-
Total liabilities	$3,599,800	$3,591,251	$3,583,100	$3,596,953

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Revenues

Our revenues consist primarily of rental income, tenant reimbursement income and fee and other income. The following table sets forth the details of our revenues.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Rental income	$169,529	$158,187	$332,934	$313,577
Tenant reimbursement income	13,164	11,856	27,410	24,708
Fee and other income:
Fee income:
Property management	1,490	1,532	2,992	3,142
Asset management	1,823	2,359	3,433	4,625
Acquisition, disposition and leasing	1,750	250	1,750	5,570
Other	346	307	699	667
Total fee income	5,409	4,448	8,874	14,004
Lease termination income	29	895	57	961
Other income (1)	3,288	2,318	6,415	5,690
Total fee and other income	8,726	7,661	15,346	20,655
Total revenues	$191,419	$177,704	$375,690	$358,940

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

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

Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 21, Segments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2017	$1,558	$290	$762	$490	$16
Balance as of June 30, 2018	1,651	274	836	490	51
Increase (decrease)	$93	$(16)	$74	$-	$35

As of June 30, 2018 and December 31, 2017, our consolidated balance sheets included $550,000 and $387,000, respectively, of deferred revenue in connection with prepayments for services we have not yet provided. These amounts are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets and will be recognized as income upon completion of the required services.

There are no other contract assets or liabilities as of June 30, 2018 and December 31, 2017.

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Preferred equity investment income (1)	$917	$953	$1,816	$2,366
Interest and other income	978	511	2,004	596
Mark-to-market of investments in our deferred compensation plans (2)	199	1,022	290	2,724
Total interest and other income, net	$2,094	$2,486	$4,110	$5,686

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $223 and $232 for the three months ended June 30, 2018 and 2017, respectively, and $442 and $576 for the six months ended June 30, 2018 and 2017, respectively. See Note 6, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Interest expense	$34,055	$31,999	$67,376	$66,287
Amortization of deferred financing costs	2,754	2,818	5,515	5,548
Total interest and debt expense	$36,809	$34,817	$72,891	$71,835

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of June 30, 2018, we have 9,167,437 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $4,650,000 and $4,438,000 for the three months ended June 30, 2018 and 2017, respectively, and $10,915,000 and $7,867,000 for the six months ended June 30, 2018 and 2017, respectively.

2017 Performance-Based Awards Program (“2017 Performance Program”)

On February 5, 2018, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2017 Performance Program, a multi-year performance-based long-term equity compensation program. The purpose of the 2017 Performance Program is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure.

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

2015 Performance-Based Awards Program (“2015 Performance Program”)

On April 3, 2018, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 31, 2018. Accordingly, all of the 779,055 LTIP units that were granted on April 1, 2015, were forfeited, with no awards being earned.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Earnings Per Share

The following table provides a summary of net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net (loss) income attributable to common stockholders	$(34,816)	$103,016	$(33,702)	$103,388
Earnings allocated to unvested participating securities	(18)	(59)	(36)	(73)
Numerator for (loss) income per common share - basic and diluted	$(34,834)	$102,957	$(33,738)	$103,315
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	240,336	234,990	240,324	232,969
Effect of dilutive stock-based compensation plans (1)	-	20	-	27
Denominator for diluted (loss) income per common share - weighted average shares	240,336	235,010	240,324	232,996

(Loss) income per common share - basic and diluted	$(0.14)	$0.44	$(0.14)	$0.44

(1)

The effect of dilutive securities for the three months ended June 30, 2018 and 2017 excludes 27,846  and 32,317 weighted average share equivalents, respectively, and 27,730 and 34,147 weighted average share equivalents for the six months ended June 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

19.	Related Party

Due to Affiliates

As of June 30, 2018 and December 31, 2017, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in November 2018 and bear interest at a fixed rate of 1.40%. We recognized interest expense of $97,000 and $35,000 for the three months ended June 30, 2018 and 2017, respectively, and $192,000 and $69,000 for the six months ended June 30, 2018 and 2017, respectively, in connection with these notes, which is included as a component of “interest and debt expense” on our consolidated statements of income.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $215,000 and $210,000 for the three months ended June 30, 2018 and 2017, respectively, and $424,000 and $412,000 for the six months ended June 30, 2018 and 2017, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $4,558,000 and $3,369,000 for the three months ended June 30, 2018 and 2017, respectively, and $7,094,000 and $11,775,000 for the six months ended June 30, 2018 and 2017, respectively, in connection with these agreements. As of June 30, 2018 and December 31, 2017, amounts owed to us under these agreements aggregated $1,722,000, and $1,627,000, respectively, and are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expense of $42,000 and $134,000 for the three months ended June 30, 2018 and 2017, respectively, and $60,000 and $170,000 for the six months ended June 30, 2018 and 2017, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of June 30, 2018 and December 31, 2017, we owed $83,000 and $51,000, respectively, to HTC under these agreements, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. Our share of rental income from this lease was $89,000 and $84,000, for the three months ended June 30, 2018 and 2017, respectively, and $181,000 and $178,000 for the six months ended June 30, 2018 and 2017, respectively.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2018, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $38,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	Segments

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$186,010	$115,536	$15,435	$55,344	$(305)
Property-related operating expenses	(67,646)	(45,292)	(5,736)	(15,048)	(1,570)
NOI from unconsolidated joint ventures	4,569	4,493	-	-	76
NOI (1)	$122,933	$74,737	$9,699	$40,296	$(1,799)

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$173,256	$106,602	$18,138	$48,201	$315
Property-related operating expenses	(63,461)	(43,289)	(6,565)	(11,120)	(2,487)
NOI from unconsolidated joint ventures	4,958	4,838	-	-	120
NOI (1)	$114,753	$68,151	$11,573	$37,081	$(2,052)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$366,816	$229,181	$30,884	$107,243	$(492)
Property-related operating expenses	(136,624)	(92,453)	(11,581)	(29,164)	(3,426)
NOI from unconsolidated joint ventures	9,309	9,158	-	-	151
NOI (1)	$239,501	$145,886	$19,303	$78,079	$(3,767)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$344,936	$211,926	$41,925	$90,140	$945
Property-related operating expenses	(129,432)	(88,048)	(15,489)	(21,725)	(4,170)
NOI from unconsolidated joint ventures	9,781	9,591	-	-	190
NOI (1)	$225,285	$133,469	$26,436	$68,415	$(3,035)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
NOI	$122,933	$114,753	$239,501	$225,285
Add (subtract) adjustments to arrive to net income:
Fee income	5,409	4,448	8,874	14,004
Depreciation and amortization expense	(64,775)	(68,636)	(129,931)	(131,628)
General and administrative expenses	(17,195)	(16,573)	(29,826)	(30,154)
Transaction related costs	(293)	(502)	(413)	(777)
NOI from unconsolidated joint ventures	(4,569)	(4,958)	(9,309)	(9,781)
Income from unconsolidated joint ventures	2,521	16,535	2,459	18,472
Loss from unconsolidated real estate funds	(14)	(2,411)	(80)	(2,123)
Interest and other income, net	2,094	2,486	4,110	5,686
Interest and debt expense	(36,809)	(34,817)	(72,891)	(71,835)
Loss on early extinguishment of debt	-	(5,162)	-	(7,877)
Real estate impairment loss	(46,000)	-	(46,000)	-
Gain on sale of real estate	-	133,989	-	133,989
Unrealized gain on interest rate swaps	-	-	-	1,802
Net (loss) income before income taxes	(36,698)	139,152	(33,506)	145,063
Income tax benefit (expense)	120	(970)	(357)	(5,252)
Net (loss) income	(36,578)	138,182	(33,863)	139,811
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,752)	(1,897)	(2,807)	(3,188)
Consolidated real estate fund	(152)	(20,169)	(582)	(20,081)
Operating Partnership	3,666	(13,100)	3,550	(13,154)
Net (loss) income attributable to common stockholders	$(34,816)	$103,016	$(33,702)	$103,388

The following table provides the total assets for each of our reportable segments as of the periods set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	Washington, D.C.	San Francisco	Other
June 30, 2018	$8,915,913	$5,518,698	$638,793	$2,419,887	$338,535
December 31, 2017	8,917,661	5,511,061	693,408	2,421,173	292,019

22.	Subsequent Events

Subsequent to quarter end, we entered into an agreement to sell 2099 Pennsylvania Avenue, a 208,776 square foot Class A office building in Washington, D.C., for approximately $220,000,000.

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

Tax Disclosure Update

For FIRPTA purposes, a "qualified foreign pension fund" shall not be treated as a non-U.S. stockholder, and any entity all of the interests of which are held by a qualified foreign pension fund shall be treated as such a fund. A "qualified foreign pension fund" is an organization or arrangement (i) created or organized in a foreign country, (ii) established to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees by either (A) a foreign country as a result of services rendered by such employees to their employers, or (B) one or more employers in consideration for services rendered by such employees to such employers, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.5% of the Operating Partnership as of June 30, 2018.

Dispositions

Subsequent to quarter end, we entered into an agreement to sell 2099 Pennsylvania Avenue, a 208,776 square foot Class A office building in Washington, D.C., for approximately $220,000,000.

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

Leasing Results - Three Months Ended June 30, 2018

In the three months ended June 30, 2018, we leased 312,522 square feet, of which our share was 278,845 square feet that was leased at a weighted average initial rent of $76.78 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy (properties owned by us during both reporting periods) by 240 basis points to 96.4% at June 30, 2018 from 94.0% at March 31, 2018. Of the 312,522 square feet leased in the three months, 87,646 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 8.7% on a GAAP basis and 19.8% on a cash basis. The weighted average lease term for leases signed during the three months was 13.7 years and weighted average tenant improvements and leasing commissions on these leases were $10.37 per square foot per annum, or 13.5% of initial rent.

New York:

In the three months ended June 30, 2018, we leased 259,855 square feet in our New York portfolio, of which our share was 254,988 square feet that was leased at a weighted average initial rent of $76.95 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy by 320 basis points to 95.9% at June 30, 2018 from 92.7% at March 31, 2018. Of the 259,855 square feet leased in the three months, 73,887 square feet represented our share of second generation space for which we achieved rental rates increases of 8.4% on a GAAP basis and 16.2% on a cash basis. The weighted average lease term for leases signed during the three months was 14.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.39 per square foot per annum, or 13.5% of initial rent.

Washington, D.C.:

In the three months ended June 30, 2018, we leased 1,667 square feet in our Washington, D.C. portfolio, which increased our leased occupancy and same store leased occupancy by 20 basis points to 96.7% at June 30, 2018 from 96.5% at March 31, 2018.

San Francisco:

In the three months ended June 30, 2018, we leased 51,000 square feet in our San Francisco portfolio, of which our share was 22,190 square feet that was leased at a weighted average initial rent of $72.00 per square foot. This leasing activity, which was partially offset by lease expirations during the three months, increased our leased occupancy and same store occupancy by 50 basis points to 98.2% at June 30, 2018 from 97.7% at March 31, 2018. Of the 51,000 square feet leased in the three months, 12,092 square feet represented our share of second generation space for which we achieved rental rate increases of 10.3% on GAAP basis and 55.6% on a cash basis. The weighted average lease term for leases signed during the three months was 5.0 years and weighted average tenant improvements and leasing commissions on these leases were $9.00 per square foot per annum, or 12.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	312,522	259,855	1,667	51,000
Pro rata share of total square feet leased:	278,845	254,988	1,667	22,190
Initial rent (1)	$76.78	$76.95	$-	$72.00
Weighted average lease term (in years)	13.7	14.0	-	5.0

Tenant improvements and leasing commissions:
Per square foot	$141.92	$145.53	$-	$45.00
Per square foot per annum	$10.37	$10.39	$-	$9.00
Percentage of initial rent	13.5%	13.5%	-	12.5%

Rent concessions:
Average free rent period (in months)	13.2	13.6	-	3.0
Average free rent period per annum (in months)	1.0	1.0	-	0.6

Second generation space: (2)
Square feet	87,646	73,887	1,667	12,092
GAAP basis:
Straight-line rent	$73.68	$74.20	$-	$69.95
Prior straight-line rent	$67.81	$68.42	$-	$63.43
Percentage (decrease) increase	8.7%	8.4%	-	10.3%
Cash basis:
Initial rent (1)	$74.78	$75.17	$-	$72.00
Prior escalated rent (3)	$62.40	$64.66	$-	$46.27
Percentage increase	19.8%	16.2%	-	55.6%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Six Months Ended June 30, 2018

In the six months ended June 30, 2018, we leased 597,689 square feet, of which our share was 495,693 square feet that was leased at a weighted average initial rent of $80.74 per square foot. This leasing activity, partially offset by lease expirations during the six months, increased our leased occupancy and same store leased occupancy (properties owned by us during both reporting periods) by 290 basis points to 96.4% at June 30, 2018 from 93.5% at December 31, 2017. Of the 597,689 square feet leased in the six months, 248,861 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 11.7% on a GAAP basis and 18.4% on a cash basis. The weighted average lease term for leases signed during the six months was 11.4 years and weighted average tenant improvements and leasing commissions on these leases were $9.62 per square foot per annum, or 11.9% of initial rent.

New York:

In the six months ended June 30, 2018, we leased 405,195 square feet in our New York portfolio, of which our share was 397,065 square feet that was leased at a weighted average initial rent of $81.14 per square foot. This leasing activity, partially offset by lease expirations during the six months, increased our leased occupancy and same store leased occupancy by 350 basis points to 95.9% at June 30, 2018 from 92.4% at December 31, 2017. Of the 405,195 square feet leased in the six months, 181,685 square feet represented our share of second generation space for which we achieved rental rates increases of 7.1% on a GAAP basis and 12.5%  on a cash basis. The weighted average lease term for leases signed during the six months was 12.7 years and weighted average tenant improvements and leasing commissions on these leases were $9.58 per square foot per annum, or 11.8% of initial rent.

Washington, D.C.:

In the six months ended June 30, 2018, we leased 4,929 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $58.50 per square foot. This leasing activity increased our leased occupancy and same store leased occupancy by 60 basis points to 96.7% at June 30, 2018 from 96.1% at December 31, 2017. The weighted average lease term for leases signed during the six months was 3.4 years and weighted average tenant improvements and leasing commissions on these leases were $3.24 per square foot per annum, or 5.5% of initial rent.

San Francisco:

In the six months ended June 30, 2018, we leased 187,565 square feet in our San Francisco portfolio, of which our share was 93,699 square feet that was leased at a weighted average initial rent of $79.88 per square foot. This leasing activity, which was partially offset by lease expirations during the six months, increased our leased occupancy and same store occupancy by 180 basis points to 98.2% at June 30, 2018 from 96.4% at December 31, 2017. Of the 187,565 square feet leased in the six months, 65,509 square feet represented our share of second generation space for which we achieved rental rate increases of 26.6% on GAAP basis and 39.4% on a cash basis. The weighted average lease term for leases signed during the six months was 6.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.15 per square foot per annum, or 12.7% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	597,689	405,195	4,929	187,565
Pro rata share of total square feet leased:	495,693	397,065	4,929	93,699
Initial rent (1)	$80.74	$81.14	$58.50	$79.88
Weighted average lease term (in years)	11.4	12.7	3.4	6.0

Tenant improvements and leasing commissions:
Per square foot	$110.06	$122.09	$11.07	$61.02
Per square foot per annum	$9.62	$9.58	$3.24	$10.15
Percentage of initial rent	11.9%	11.8%	5.5%	12.7%

Rent concessions:
Average free rent period (in months)	9.8	11.6	1.0	2.0
Average free rent period per annum (in months)	0.9	0.9	0.3	0.3

Second generation space: (2)
Square feet	248,861	181,685	1,667	65,509
GAAP basis:
Straight-line rent	$81.92	$81.81	$-	$82.24
Prior straight-line rent	$73.36	$76.39	$-	$64.96
Percentage increase	11.7%	7.1%	-	26.6%
Cash basis:
Initial rent (1)	$84.05	$84.85	$-	$81.85
Prior escalated rent (3)	$71.01	$75.44	$-	$58.73
Percentage increase	18.4%	12.5%	-	39.4%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent of periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended June 30, 2018 and 2017

Net (Loss) Income, FFO and Core FFO

Net loss attributable to common stockholders was $34,816,000, or $0.14 per diluted share, for the three months ended June 30, 2018, compared to net income attributable to common stockholders of $103,016,000, or $0.44 per diluted share, for the three months ended June 30, 2017.

Funds from Operations (“FFO”) attributable to common stockholders was $58,935,000, or $0.25 per diluted share, for the three months ended June 30, 2018, compared to $62,318,000, or $0.27 per diluted share, for the three months ended June 30, 2017. FFO attributable to common stockholders for the three months ended June 30, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended June 30, 2018 and 2017 by $1,036,000 and $7,753,000, or $0.01 and $0.04 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $57,899,000, or $0.24 per diluted share for the three months ended June 30, 2018, compared to $54,565,000, or $0.23 per diluted share, for the three months ended June 30, 2017.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2018 versus June 30, 2017.

	Total		New York	Washington, D.C.	San Francisco
Same Store NOI	6.1%	(1)	10.1%	5.0%	(8.8%)	(1)
Same Store Cash NOI	5.9%		4.3%	11.9%	3.7%

(1)

This decrease resulted from income in the prior year from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications. Excluding this income, Same Store NOI increased by  9.5% for the total portfolio and 4.8% for our San Francisco portfolio.

See pages 52-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2018 and 2017

Net (Loss) Income, FFO and Core FFO

Net loss attributable to common stockholders was $33,702,000, or $0.14 per diluted share, for the six months ended June 30, 2018, compared to net income attributable to common stockholders of $103,388,000, or $0.44 per diluted share, for the six months ended June 30, 2017.

FFO attributable to common stockholders was $112,588,000, or $0.47 per diluted share, for the six months ended June 30, 2018, compared to $113,907,000, or $0.49 per diluted share, for the six months ended June 30, 2017. FFO attributable to common stockholders for the six months ended June 30, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 59. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2018 by $274,000, or $0.00 per diluted share, and increased FFO attributable to common stockholders for the six months ended June 30, 2017 by $7,837,000, or $0.04 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $112,862,000, or $0.47 per diluted share for the six months ended June 30, 2018, compared to $106,070,000, or $0.45 per diluted share, for the six months ended June 30, 2017.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2018 versus June 30, 2017.

	Total		New York	Washington, D.C.	San Francisco
Same Store NOI	6.3%	(1)	9.3%	8.4%	(4.0%)	(1)
Same Store Cash NOI	10.3%		9.6%	21.3%	6.3%

(1)

This decrease resulted from income in the prior year from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications. Excluding this income, Same Store NOI increased by 8.1% for the total portfolio and 3.3% for our San Francisco portfolio.

See pages 52-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2018 and 2017

The following pages summarize our consolidated results of operations for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$169,529	$158,187	$11,342
Tenant reimbursement income	13,164	11,856	1,308
Fee and other income	8,726	7,661	1,065
Total revenues	191,419	177,704	13,715
EXPENSES:
Operating	67,646	63,461	4,185
Depreciation and amortization	64,775	68,636	(3,861)
General and administrative	17,195	16,573	622
Transaction related costs	293	502	(209)
Real estate impairment loss	46,000	-	46,000
Total expenses	195,909	149,172	46,737
Operating (loss) income	(4,490)	28,532	(33,022)
Income from unconsolidated joint ventures	2,521	16,535	(14,014)
Loss from unconsolidated real estate funds	(14)	(2,411)	2,397
Interest and other income, net	2,094	2,486	(392)
Interest and debt expense	(36,809)	(34,817)	(1,992)
Loss on early extinguishment of debt	-	(5,162)	5,162
Gain on sale of real estate	-	133,989	(133,989)
Net (loss) income before income taxes	(36,698)	139,152	(175,850)
Income tax benefit (expense)	120	(970)	1,090
Net (loss) income	(36,578)	138,182	(174,760)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,752)	(1,897)	145
Consolidated real estate fund	(152)	(20,169)	20,017
Operating Partnership	3,666	(13,100)	16,766
Net (loss) income attributable to common stockholders	$(34,816)	$103,016	$(137,832)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $191,419,000 for the three months ended June 30, 2018, compared to $177,704,000 for the three months ended June 30, 2017, an increase of $13,715,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$9,226	$-		$-	$9,226		$-
Dispositions (2)	(3,011)	-		(3,011)	-		-
Same store operations	5,825	7,717	(3)	(16)	(1,431)	(4)	(445)
Other, net	(698)	-		-	(698)		-
Increase (decrease) in rental income	$11,342	$7,717		$(3,027)	$7,097		$(445)

Tenant reimbursement income
Acquisitions (1)	$423	$-		$-	$423		$-
Dispositions (2)	(224)	-		(224)	-		-
Same store operations	1,109	897		348	(136)		-
Increase in tenant reimbursement
income	$1,308	$897		$124	$287		$-

Fee and other income
Property management	$(42)	$-		$-	$-		$(42)
Asset management	(536)	-		-	-		(536)
Acquisition, disposition and leasing	1,500	-		-	-		1,500
Other	39	-		-	-		39
Increase in fee income	961	-		-	-		961
Acquisitions (1)	172	-		-	172		-
Dispositions (2)	(30)	-		(30)	-		-
Lease termination income	(866)	-		-	(866)		-
Other income	828	320		230	453		(175)
Increase (decrease) in other income	104	320		200	(241)		(175)
Increase (decrease) in fee and other income	$1,065	$320		$200	$(241)		$786

Total increase (decrease) in revenues	$13,715	$8,934		$(2,703)	$7,143		$341

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents revenues attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to an increase in occupancy at 1633 Broadway and 1301 Avenue of the Americas.
(4)	Includes $3,028 of income, in the three months ended June 30, 2017, from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, transaction related costs and real estate impairment loss, were $195,909,000 for the three months ended June 30, 2018, compared to $149,172,000 for the three months ended June 30, 2017, an increase of $46,737,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$3,228	$-	$-	$3,228	$-
Dispositions (2)	(933)	-	(933)	-	-
Bad debt expense	144	144	-	-	-
Same store operations	1,746	1,859	115	700	(928)
Increase (decrease) in operating	$4,185	$2,003	$(818)	$3,928	$(928)

Depreciation and amortization
Acquisitions (1)	$5,021	$-	$-	$5,021	$-
Dispositions (2)	-	-	-	-	-
Operations	(8,882)	306	207	(9,544)	149
(Decrease) increase in depreciation
and amortization	$(3,861)	$306	$207	$(4,523)	$149

General and administrative
Stock-based compensation	$212	$-	$-	$-	$212
Mark-to-market of investments
in our deferred compensation plan	(823)	-	-	-	(823)	(3)
Operations	1,233	-	-	-	1,233
Increase in general and
administrative	$622	$-	$-	$-	$622

Decrease in transaction related costs	$(209)	$-	$-	$-	$(209)

Real estate impairment loss in 2018	$46,000	$-	$46,000	$-	$-

Total increase (decrease) in expenses	$46,737	$2,309	$45,389	$(595)	$(366)

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents expenses attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,521,000 for the three months ended June 30, 2018, compared to $16,535,000 for the three months ended June 30, 2017, a decrease of $14,014,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($2,608 in 2018, compared to $16,504 in 2017) (1)	$(13,896)
Other	(118)
Total decrease	$(14,014)

(1)

As of June 30, 2018, our basis in the partnership was negative $20,654 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $14,000 for the three months ended June 30, 2018, compared to $2,411,000 for the three months ended June 30, 2017, a decrease of $2,397,000. This decrease was primarily due to a reversal of carried interest in the three months ended June 30, 2017 of $2,153,000.

Interest and Other Income, net

Interest and other income was $2,094,000 for the three months ended June 30, 2018, compared to $2,486,000 for the three months ended June 30, 2017, a decrease of $392,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	$(823)
Decrease in preferred equity investment income ($917 in 2018, compared to $953 in 2017) (1)	(36)
Other, net	467
Total decrease	$(392)

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $223 and $232 for the three months ended June 30, 2018 and 2017, respectively.

Interest and Debt Expense

Interest and debt expense was $36,809,000 for the three months ended June 30, 2018, compared to $34,817,000 for the three months ended June 30, 2017, an increase of $1,992,000. This increase resulted from:

(Amounts in thousands)
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	$2,080
Higher interest rate on variable rate debt at 1301 Avenue of the Americas	830
$171 million of debt repayments at 1899 Pennsylvania Avenue and Liberty Place in May 2017	(713)
Lower amounts outstanding under our revolving credit facility	(384)
Other, net	179
Total increase	$1,992

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $5,162,000 for the three months ended June 30, 2017 and represents costs related to the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017.

Gain on Sale of Real Estate

In the three months ended June 30, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of an $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in One Steuart Lane (formerly 75 Howard Street) in May 2017.

Income Tax Benefit (Expense)

Income tax benefit was $120,000 for the three months ended June 30, 2018, compared to an expense of $970,000 for the three months ended June 30, 2017, a decrease in expense of $1,090,000. This decrease was primarily due to a true-up of the prior year’s income tax provision.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $1,752,000 for the three months ended June 30, 2018, compared to $1,897,000 for the three months ended June 30, 2017, a decrease in income allocated to noncontrolling interests in consolidated joint ventures of $145,000. This decrease resulted from:

(Amounts in thousands)
Loss attributable to 50 Beale Street (acquired in July 2017)	$(621)
Higher income attributable to One Market Plaza ($1,679 in 2018, compared to $1,176 in 2017))	503
Lower preferred equity investment income ($694 in 2018, compared to $721 in 2017)	(27)
Total decrease	$(145)

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $152,000 for the three months ended June 30, 2018, compared to $20,169,000 for the three months ended June 30, 2017, a decrease in income attributable to the noncontrolling interests of $20,017,000. This decrease was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Net (Loss) Income Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $3,666,000 for the three months ended June 30, 2018, compared to net income $13,100,000 for the three months ended June 30, 2017, a decrease in income attributable to noncontrolling interests of $16,766,000. This decrease resulted from lower net income subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2018.

Results of Operations - Six Months Ended June 30, 2018 and 2017

The following pages summarize our consolidated results of operations for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$332,934	$313,577	$19,357
Tenant reimbursement income	27,410	24,708	2,702
Fee and other income	15,346	20,655	(5,309)
Total revenues	375,690	358,940	16,750
EXPENSES:
Operating	136,624	129,432	7,192
Depreciation and amortization	129,931	131,628	(1,697)
General and administrative	29,826	30,154	(328)
Transaction related costs	413	777	(364)
Real estate impairment loss	46,000	-	46,000
Total expenses	342,794	291,991	50,803
Operating income	32,896	66,949	(34,053)
Income from unconsolidated joint ventures	2,459	18,472	(16,013)
Loss from unconsolidated real estate funds	(80)	(2,123)	2,043
Interest and other income, net	4,110	5,686	(1,576)
Interest and debt expense	(72,891)	(71,835)	(1,056)
Loss on early extinguishment of debt	-	(7,877)	7,877
Gain on sale of real estate	-	133,989	(133,989)
Unrealized gain on interest rate swaps	-	1,802	(1,802)
Net (loss) income before income taxes	(33,506)	145,063	(178,569)
Income tax expense	(357)	(5,252)	4,895
Net (loss) income	(33,863)	139,811	(173,674)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,807)	(3,188)	381
Consolidated real estate fund	(582)	(20,081)	19,499
Operating Partnership	3,550	(13,154)	16,704
Net (loss) income attributable to common stockholders	$(33,702)	$103,388	$(137,090)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $375,690,000 for the six months ended June 30, 2018, compared to $358,940,000 for the six months ended June 30, 2017, an increase of $16,750,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$17,549	$-		$-	$17,549		$-
Dispositions (2)	(11,478)	-		(11,478)	-		-
Same store operations	13,984	15,784	(3)	310	(799)	(4)	(1,311)
Other, net	(698)	-		-	(698)		-
Increase (decrease) in rental income	$19,357	$15,784		$(11,168)	$16,052		$(1,311)

Tenant reimbursement income
Acquisitions (1)	$873	$-		$-	$873		$-
Dispositions (2)	(792)	-		(792)	-		-
Same store operations	2,621	1,468		1,203	(50)		-
Increase in tenant reimbursement
income	$2,702	$1,468		$411	$823		$-

Fee and other income
Property management	$(150)	$-		$-	$-		$(150)
Asset management	(1,192)	-		-	-		(1,192)
Acquisition, disposition and leasing	(3,820)	-		-	-		(3,820)
Other	32	-		-	-		32
Decrease in fee income	(5,130)	-		-	-		(5,130)
Acquisitions (1)	314	-		-	314		-
Dispositions (2)	(94)	-		(94)	-		-
Lease termination income	(904)	(38)		-	(866)		-
Other income	505	41		(190)	780		(126)
(Decrease) increase in other income	(179)	3		(284)	228		(126)
(Decrease) increase in fee
and other income	$(5,309)	$3		$(284)	$228		$(5,256)

Total increase (decrease) in revenues	$16,750	$17,255		$(11,041)	$17,103		$(6,567)

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents revenues attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to an increase in occupancy at 1633 Broadway and 1301 Avenue of the Americas.
(4)	Includes $3,028 of income, in the six months ended June 30, 2017, from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, transaction related costs and real estate impairment loss, were $342,794,000 for the six months ended June 30, 2018, compared to $291,991,000 for the six months ended June 30, 2017, an increase of $50,803,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$6,278	$-	$-	$6,278	$-
Dispositions (2)	(3,732)	-	(3,732)	-	-
Same store operations	4,502	4,261	(176)	1,161	(744)
Bad debt expense	144	144	-	-	-
Increase (decrease) in operating	$7,192	$4,405	$(3,908)	$7,439	$(744)

Depreciation and amortization
Acquisitions (1)	$9,978	$-	$-	$9,978	$-
Dispositions	-	-	-	-	-
Operations	(11,675)	(539)	438	(11,687)	113
(Decrease) increase in depreciation
and amortization	$(1,697)	$(539)	$438	$(1,709)	$113

General and administrative
Stock-based compensation	$3,048	$-	$-	$-	$3,048	(3)
Mark-to-market of investments
in our deferred compensation plan	(2,434)	-	-	-	(2,434)	(4)
Operations	(942)	-	-	-	(942)
Decrease in general
and administrative	$(328)	$-	$-	$-	$(328)

Decrease in transaction related costs	$(364)	$-	$-	$-	$(364)

Real estate impairment loss in 2018	$46,000	$-	$46,000	$-	$-

Total increase (decrease) in expenses	$50,803	$3,866	$42,530	$5,730	$(1,323)

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents expenses attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to additional expense from stock awards granted in the current year.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,459,000 for the six months ended June 30, 2018, compared to $18,472,000 for the six months ended June 30, 2017, a decrease of $16,013,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($2,608 in 2018, compared to $18,434 in 2017) (1)	$(15,826)
Other	(187)
Total decrease	$(16,013)

(1)

As of June 30, 2018, our basis in the partnership was negative $20,654 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $80,000 for the six months ended June 30, 2018, compared to $2,123,000 for the six months ended June 30, 2017, a decrease of $2,043,000.  This decrease was primarily due to a reversal of carried interest in the six months ended June 30, 2017 of $2,193,000.

Interest and Other Income, net

Interest and other income was $4,110,000 for the six months ended June 30, 2018, compared to $5,686,000 for the six months ended June 30, 2017, a decrease of $1,576,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	$(2,434)
Decrease in preferred equity investment income ($1,816 in 2018, compared to $2,366 in 2017) (1)	(550)
Other, net	1,408
Total decrease	$(1,576)

(1)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $442 and $576 for the six months ended June 30, 2018 and 2017, respectively.

Interest and Debt Expense

Interest and debt expense was $72,891,000 for the six months ended June 30, 2018, compared to $71,835,000 for the six months ended June 30, 2017, an increase of $1,056,000. This increase resulted from:

(Amounts in thousands)
$228 million assumption of existing debt at 50 Beale upon acquisition in July 2017	$4,161
Higher interest rate on variable rate debt at 1301 Avenue of the Americas	1,380
$171 million of debt repayments at 1899 Pennsylvania Avenue and Liberty Place in May 2017	(2,724)
Lower amounts outstanding under our revolving credit facility	(1,401)
$975 million refinancing of One Market Plaza in January 2017	(766)
Other, net	406
Total increase	$1,056

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $7,877,000 for the six months ended June 30, 2017 and represents costs related to (i) the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing and (ii) the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017.

Gain on Sale of Real Estate

In the six months ended June 30, 2017, we recognized $133,989,000 of gains on sale of real estate, comprised of an $110,583,000 net gain on sale of Waterview in May 2017 and a $23,406,000 net gain on sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the six months ended June 30, 2017 and represents gains relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017.

Income Tax Expense

Income tax expense was $357,000 for the six months ended June 30, 2018, compared to $5,252,000 for the six months ended June 30, 2017, a decrease of $4,895,000. This decrease was primarily due to a true-up of the prior year’s income tax provision and lower income attributable to our taxable REIT subsidiaries.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $2,807,000 for the six months ended June 30, 2018, compared to $3,188,000 for the six months ended June 30, 2017, a decrease in income allocated to noncontrolling interests in consolidated joint ventures of $381,000. This decrease resulted from:

(Amounts in thousands)
Higher income attributable to One Market Plaza ($3,125 in 2018, compared to $1,398 in 2017)(1)	$1,727
Loss attributable to 50 Beale Street (acquired in July 2017)	(1,692)
Lower preferred equity investment income ($1,374 in 2018, compared to income of $1,790 in 2017)	(416)
Total decrease	$(381)

(1)	Primarily due to lower interest expense in 2018 and costs related to early repayment of One Market Plaza’s debt in connection with its refinancing in 2017.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $582,000 for the six months ended June 30, 2018, compared to income of $20,081,000 for the six months ended June 30, 2017, a decrease in income attributable to the noncontrolling interests of $19,499,000. This decrease was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Net (Loss) Income Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $3,550,000 for the six months ended June 30, 2018, compared to net income $13,154,000 for the six months ended June 30, 2017, a decrease in income attributable to noncontrolling interests of $16,704,000. This decrease resulted from a lower net income subject to allocation to the unitholders of the Operating Partnership for the six months ended June 30, 2018.

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

As of June 30, 2018, we had $1.266 billion of liquidity comprised of $233,530,000 of cash and cash equivalents, $32,755,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of June 30, 2018, our outstanding consolidated debt aggregated $3.6 billion. We had no amounts outstanding under our revolving credit facility as of June 30, 2018 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 15, 2018, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the second quarter ending June 30, 2018, which was paid on July 13, 2018 to stockholders of record as of the close of business on June 29, 2018. This dividend policy, if continued, would require us to pay out approximately $26,625,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2018, our unconsolidated joint ventures had $898,250,000 of outstanding indebtedness, of which our share was $181,017,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2018, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $38,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $266,285,000 and $250,425,000 as of June 30, 2018 and December 31, 2017, respectively. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$106,511	$78,992
Investing activities	(80,960)	492,123
Financing activities	(9,691)	(466,307)

Operating Activities

Six months ended June 30, 2018 – We generated $106,511,000 of cash from operating activities for the six months ended June 30, 2018, primarily from (i) $117,453,000 of net income (before $105,316,000 of noncash adjustments and $46,000,000 of real estate impairment loss), (ii) $1,305,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $12,247,000 of net changes in operating assets and liabilities. Noncash adjustments of $105,316,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Six months ended June 30, 2017 – We generated $78,992,000 of cash from operating activities for the six months ended June 30, 2017, primarily from (i) $94,826,000 of net income (before $89,004,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $2,904,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $18,738,000 of net changes in operating assets and liabilities. Noncash adjustments of $89,004,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, loss on early extinguishment of debt and amortization of stock-based compensation.

Investing Activities

Six months ended June 30, 2018 – We used $80,960,000 of cash for investing activities for the six months ended June 30, 2018, primarily due to (i) $51,610,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $17,137,000 for investments in unconsolidated joint ventures, (iii) $15,680,000 for escrow deposits and loans receivable for RDF, partially offset by (iv) $3,113,000 from the net sales and marketable securities (which are held in our deferred compensation plan) and (v) $354,000 of net distributions from our unconsolidated joint ventures and real estate funds.

Six months ended June 30, 2017 – We generated $492,123,000 of cash for investing activities for the six months ended June 30, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate, (ii) $23,261,000 of net distributions from unconsolidated joint ventures and real estate funds and (iii) $3,313,000 for net sales of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $33,079,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (v) $28,791,000 for investments in unconsolidated joint ventures and (vi) $12,914,000 deposit on real estate.

Financing Activities

Six months ended June 30, 2018 – We used $9,691,000 of cash for financing activities for the six months ended June 30, 2018, primarily due to (i) $51,837,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $6,351,000 for the payment of debt issuance costs and (iii) $4,118,000 for distributions to noncontrolling interests, partially offset by, (iv) $36,128,000 of contributions from noncontrolling interests, and (v) $16,700,000 of proceeds from notes an mortgages payable.

Six months ended June 30, 2017 – We used $466,307,000 of cash from financing activities for the six months ended June 30, 2017, primarily due to (i) $1,044,821,000 for repayment of notes and mortgages payable and $7,877,000 for the loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility (iii) $107,162,000 for distributions to noncontrolling interests, (iv) $50,358,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities and (vi) $7,344,000 for the payment of debt issuance costs, primarily offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $60,000,000 of borrowings under the revolving credit facility and (ix) $9,278,000 of contributions from noncontrolling interests.

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

The following tables present reconciliations of net (loss) income to NOI and Cash NOI for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(36,578)	$11,115	$(41,841)	$7,998	$(13,850)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	64,775	38,369	5,540	20,206	660
General and administrative	17,195	-	-	-	17,195
Interest and debt expense	36,809	23,266	-	12,273	1,270
Transaction related costs	293	-	-	-	293
Income tax (benefit) expense	(120)	-	-	5	(125)
NOI from unconsolidated joint ventures	4,569	4,493	-	-	76
Income from unconsolidated joint ventures	(2,521)	(2,506)	-	-	(15)
Loss from unconsolidated real estate funds	14	-	-	-	14
Fee income	(5,409)	-	-	-	(5,409)
Interest and other income, net	(2,094)	-	-	(186)	(1,908)
Real estate impairment loss	46,000	-	46,000	-	-
NOI	122,933	74,737	9,699	40,296	(1,799)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,674)	-	-	(16,674)	-
Consolidated real estate fund	(13)	-	-	-	(13)
Paramount's share of NOI	$106,246	$74,737	$9,699	$23,622	$(1,812)

NOI	$122,933	$74,737	$9,699	$40,296	$(1,799)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(16,853)	(11,497)	204	(5,536)	(24)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,141)	533	(550)	(4,124)	-
Cash NOI	101,939	63,773	9,353	30,636	(1,823)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,438)	-	-	(13,438)	-
Consolidated real estate fund	(13)	-	-	-	(13)
Paramount's share of Cash NOI	$88,488	$63,773	$9,353	$17,198	$(1,836)

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income to NOI and Cash NOI:
Net income	$138,182	$19,561	$110,959	$2,197	$5,465
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	68,636	38,063	5,333	24,729	511
General and administrative	16,573	-	-	-	16,573
Interest and debt expense	34,817	22,191	713	10,194	1,719
Loss on early extinguishment of debt	5,162	-	5,162	-	-
Transaction related costs	502	-	-	-	502
Income tax expense	970	-	-	3	967
NOI from unconsolidated joint ventures	4,958	4,838	-	-	120
Income from unconsolidated joint ventures	(16,535)	(16,473)	-	-	(62)
Loss from unconsolidated real estate funds	2,411	-	-	-	2,411
Fee income	(4,448)	-	-	-	(4,448)
Interest and other income, net	(2,486)	(29)	(11)	(42)	(2,404)
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
NOI	114,753	68,151	11,573	37,081	(2,052)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,200)	-	-	(12,200)	-
Consolidated real estate fund	(345)	-	-	-	(345)
Paramount's share of NOI	$102,208	$68,151	$11,573	$24,881	$(2,397)

NOI	$114,753	$68,151	$11,573	$37,081	$(2,052)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(12,208)	(7,545)	(333)	(4,302)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(7,818)	817	(550)	(8,085)	-
Cash NOI	94,727	61,423	10,690	24,694	(2,080)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(8,946)	-	-	(8,946)	-
Consolidated real estate fund	(345)	-	-	-	(345)
Paramount's share of Cash NOI	$85,436	$61,423	$10,690	$15,748	$(2,425)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to
NOI and Cash NOI:
Net (loss) income	$(33,863)	$16,594	$(37,749)	$12,907	$(25,615)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	129,931	76,555	11,052	41,069	1,255
General and administrative	29,826	-	-	-	29,826
Interest and debt expense	72,891	46,012	-	24,440	2,439
Transaction related costs	413	-	-	-	413
Income tax expense	357	-	-	8	349
NOI from unconsolidated joint ventures	9,309	9,158	-	-	151
Income from unconsolidated joint ventures	(2,459)	(2,433)	-	-	(26)
Loss from unconsolidated real estate funds	80	-	-	-	80
Fee income	(8,874)	-	-	-	(8,874)
Interest and other income, net	(4,110)	-	-	(345)	(3,765)
Real estate impairment loss	46,000	-	46,000	-	-
NOI	239,501	145,886	19,303	78,079	(3,767)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(32,688)	-	-	(32,688)	-
Consolidated real estate fund	13	-	-	-	13
Paramount's share of NOI	$206,826	$145,886	$19,303	$45,391	$(3,754)

NOI	$239,501	$145,886	$19,303	$78,079	$(3,767)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(30,050)	(21,005)	362	(9,444)	37
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,398)	1,090	(1,097)	(8,391)	-
Cash NOI	201,053	125,971	18,568	60,244	(3,730)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,631)	-	-	(26,631)	-
Consolidated real estate fund	13	-	-	-	13
Paramount's share of Cash NOI	$174,435	$125,971	$18,568	$33,613	$(3,717)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$139,811	$21,051	$118,539	$3,828	$(3,607)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	131,628	77,094	10,614	42,778	1,142
General and administrative	30,154	-	-	-	30,154
Interest and debt expense	71,835	44,192	2,724	20,957	3,962
Loss on early extinguishment of debt	7,877	-	5,162	2,715	-
Transaction related costs	777	-	-	-	777
Income tax expense	5,252	-	-	8	5,244
NOI from unconsolidated joint ventures	9,781	9,591	-	-	190
Income from unconsolidated joint ventures	(18,472)	(18,398)	-	-	(74)
Loss from unconsolidated real estate funds	2,123	-	-	-	2,123
Fee income	(14,004)	-	-	-	(14,004)
Interest and other income, net	(5,686)	(61)	(20)	(69)	(5,536)
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	225,285	133,469	26,436	68,415	(3,035)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(24,229)	-	-	(24,229)	-
Consolidated real estate fund	(486)	-	-	-	(486)
Paramount’s share of NOI	$200,570	$133,469	$26,436	$44,186	$(3,521)

NOI	$225,285	$133,469	$26,436	$68,415	$(3,035)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(32,719)	(21,513)	(1,396)	(9,843)	33
Amortization of above and below-market leases, net	(10,699)	2,957	(1,097)	(12,559)	-
Cash NOI	181,867	114,913	23,943	46,013	(3,002)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,828)	-	-	(16,828)	-
Consolidated real estate fund	(486)	-	-	-	(486)
Paramount’s share of Cash NOI	$164,553	$114,913	$23,943	$29,185	$(3,488)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months and six months June 30, 2018 and 2017. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, bad debt expense and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco		Other
Paramount's share of NOI for the three
months ended June 30, 2018 (1)	$106,246		$74,737	$9,699	$23,622		$(1,812)
Acquisitions (2)	(2,361)		-	-	(2,361)		-
Dispositions	-		-	-	-		-
Lease termination income (including our share
of unconsolidated joint ventures)	(54)		(54)	-	-		-
Other, net	174		174	-	-		-
Paramount's share of Same Store NOI for
the three months ended June 30, 2018	$104,005		$74,857	$9,699	$21,261		$(1,812)

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco		Other
Paramount's share of NOI for the three
months ended June 30, 2017 (1)	$102,208		$68,151	$11,573	$24,881		$(2,397)
Acquisitions	-		-	-	-		-
Dispositions (3)	(2,332)		-	(2,332)	-		-
Lease termination income (including our share
of unconsolidated joint ventures)	(1,041)		(175)	-	(866)		-
Other, net	(785)		30	-	(698)		(117)
Paramount's share of Same Store NOI for
the three months ended June 30, 2017	$98,050		$68,006	$9,241	$23,317		$(2,514)

Increase (decrease) in Same Store NOI	$5,955	(4)	$6,851	$458	$(2,056	) (4)	$702

% Increase (decrease)	6.1%	(4)	10.1%	5.0%	(8.8%)	(4)

(1)	See page 52 “Non-GAAP Financial Measures – Net Operating Income (“NOI”) for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)	Represents our share of NOI attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods
(4)

This decrease resulted from income of $3,028 in the prior year from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications. Excluding this income, Same Store NOI increased by 9.5% for the total portfolio and 4.8% for our San Francisco portfolio.

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2018 (1)	$88,488	$63,773	$9,353	$17,198	$(1,836)
Acquisitions (2)	(1,766)	-	-	(1,766)	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(54)	(54)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2018	$86,842	$63,893	$9,353	$15,432	$(1,836)

	For the Three Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2017 (1)	$85,436	$61,423	$10,690	$15,748	$(2,425)
Acquisitions	-	-	-	-	-
Dispositions (3)	(2,332)	-	(2,332)	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(1,041)	(175)	-	(866)	-
Other, net	(87)	30	-	-	(117)
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2017	$81,976	$61,278	$8,358	$14,882	$(2,542)

Increase in Same Store Cash NOI	$4,866	$2,615	$995	$550	$706

% Increase	5.9%	4.3%	11.9%	3.7%

(1)	See page 52 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to acquired properties (50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)	Represents our share of Cash NOI attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco		Other
Paramount's share of NOI for the six months
ended June 30, 2018 (1)	$206,826		$145,886	$19,303	$45,391		$(3,754)
Acquisitions (2)	(4,667)		(173)	-	(4,494)		-
Dispositions	-		-	-	-		-
Lease termination income (including our share
of unconsolidated joint ventures)	(244)		(244)	-	-		-
Other, net	174		174	-	-		-
Paramount's share of Same Store NOI for
the six months ended June 30, 2018	$202,089		$145,643	$19,303	$40,897		$(3,754)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco		Other
Paramount's share of NOI for the six months
ended June 30, 2017 (1)	$200,570		$133,469	$26,436	$44,186		$(3,521)
Acquisitions	-		-	-	-		-
Dispositions (3)	(8,632)		-	(8,632)	-		-
Lease termination income (including our share of unconsolidated joint ventures)	(1,107)		(241)	-	(866)		-
Other, net	(785)		30	-	(698)		(117)
Paramount's share of Same Store NOI for
the six months ended June 30, 2017	$190,046		$133,258	$17,804	$42,622		$(3,638)

Increase (decrease) in Same Store NOI	$12,043	(4)	$12,385	$1,499	$(1,725	) (4)	$(116)

% Increase (decrease)	6.3%	(4)	9.3%	8.4%	(4.0%)	(4)

(1)	See page 52 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents our share of NOI attributable to sold properties (Waterview in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.
(4)

This decrease resulted from income of $3,028 in the prior year from the accelerated amortization of certain below-market lease liabilities in connection with such tenants’ lease modifications. Excluding this income, Same Store NOI increased by 8.1% for the total portfolio and 3.3% for our San Francisco portfolio.

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2018 (1)	$174,435	$125,971	$18,568	$33,613	$(3,717)
Acquisitions (2)	(3,730)	(215)	-	(3,515)	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(244)	(244)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2018	$170,635	$125,686	$18,568	$30,098	$(3,717)

	For the Six Months Ended June 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2017 (1)	$164,553	$114,913	$23,943	$29,185	$(3,488)
Acquisitions	-	-	-	-	-
Dispositions (3)	(8,632)	-	(8,632)	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(1,107)	(241)	-	(866)	-
Other, net	(87)	30	-	-	(117)
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2017	$154,727	$114,702	$15,311	$28,319	$(3,605)

Increase (decrease) in Same Store Cash NOI	$15,908	$10,984	$3,257	$1,779	$(112)

% Increase	10.3%	9.6%	21.3%	6.3%

(1)	See page 52 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(36,578)	$138,182	$(33,863)	$139,811
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	66,711	70,660	133,871	135,500
Real estate impairment loss	46,000	-	46,000	-
Gain on sale of depreciable real estate	-	(110,583)	-	(110,583)
FFO	76,133	98,259	146,008	164,728
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(10,840)	(7,740)	(21,047)	(14,935)
Consolidated real estate fund	(152)	(20,276)	(582)	(20,416)
Operating Partnership	(6,206)	(7,925)	(11,791)	(15,470)
FFO attributable to common stockholders	$58,935	$62,318	$112,588	$113,907
Per diluted share	$0.25	$0.27	$0.47	$0.49

FFO	$76,133	$98,259	$146,008	$164,728
Non-core items:
Our share of distributions from 712 Fifth Avenue in excess of earnings	(1,512)	(15,072)	(317)	(15,072)
Transaction related costs	293	502	413	777
Realized and unrealized loss from unconsolidated real estate funds	74	2,482	205	2,247
After-tax net gain on sale of residential condominium land parcel	-	(21,568)	-	(21,568)
Loss on early extinguishment of debt	-	5,162	-	7,877
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	-	(364)	-	(2,750)
Core FFO	74,988	69,401	146,309	136,239
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(10,840)	(7,740)	(21,047)	(15,401)
Consolidated real estate fund	(152)	12	(582)	(128)
Operating Partnership	(6,097)	(7,108)	(11,818)	(14,640)
Core FFO attributable to common stockholders	$57,899	$54,565	$112,862	$106,070
Per diluted share	$0.24	$0.23	$0.47	$0.45

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	240,336,485	234,990,468	240,324,183	232,968,602
Effect of dilutive securities	17,229	20,362	20,525	27,220
Denominator for FFO and Core FFO per diluted share	240,353,714	235,010,830	240,344,708	232,995,822

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2018.

Property	Rate	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$-	$1,000,000	$-	$1,000,000	$1,021,456
1301 Avenue of the Americas	3.05%	-	-	-	500,000	-	-	500,000	483,623
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	481,450
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	975,412
50 Beale Street	3.65%	-	-	-	228,000	-	-	228,000	224,969
Total Fixed Rate Debt	3.66%	$-	$-	$-	$728,000	$1,000,000	$1,475,000	$3,203,000	$3,186,910

Variable Rate Debt:
1633 Broadway	3.73%	$-	$-	$-	$-	$46,800	$-	$46,800	$47,804
1301 Avenue of the Americas	3.80%	-	-	-	350,000	-	-	350,000	356,537
$1.0 Billion Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.79%	$-	$-	$-	$350,000	$46,800	$-	$396,800	$404,341

Total Consolidated Debt	3.68%	$-	$-	$-	$1,078,000	$1,046,800	$1,475,000	$3,599,800	$3,591,251

(1)	All of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $898,250,000 of outstanding indebtedness as of June 30, 2018, of which our share was $181,017,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of June 30, 2018.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2018
(Amounts in thousands)
1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$9,762
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	8,790
1633 Broadway (1)	400,000	Dec-2015	Dec-2020	1.65%	9,423
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	1,909
Total interest rate swap assets designated as cash flow hedges (included in “other assets”)					$29,884

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of June 30, 2018			As of December 31, 2017
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount’s share of consolidated debt:
Variable rate	$396,800	3.79%	$3,968	$380,100	3.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$2,945,458	3.62%	$3,968	$2,928,758	3.54%

Paramount’s share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	4.52%	$288	$28,808	3.93%
Fixed rate (1)	152,209	3.41%	-	152,182	3.41%
	$181,017	3.59%	$288	$180,990	3.49%

Noncontrolling interests’ in the Operating Partnership share of above			$(409)
Total change in annual net income			$3,847
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 61.

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

As of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1* †	Resignation Agreement among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Dan Lauer, effective as of June 6, 2018.

10.2* †	Retirement and Consulting Agreement among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Jolanta Bott, effective as of June 30, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: August 8, 2018	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)