Form 10-Q
period 2018-09-30
Paramount Group, Inc.
filed 2018-11-05
CIK 1605607

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 31, 2018, there were 237,253,335 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2018	December 31, 2017
ASSETS
Real estate, at cost
Land	$2,065,206	$2,209,506
Buildings and improvements	5,998,805	6,119,969
	8,064,011	8,329,475
Accumulated depreciation and amortization	(598,756)	(487,945)
Real estate, net	7,465,255	7,841,530
Cash and cash equivalents	538,725	219,381
Restricted cash	30,902	31,044
Investments in unconsolidated joint ventures	75,255	44,762
Investments in unconsolidated real estate funds	9,007	7,253
Preferred equity investments, net of allowance of $0 and $19,588	35,983	35,817
Marketable securities	26,668	29,039
Accounts and other receivables, net of allowance of $503 and $277	16,205	17,082
Deferred rent receivable	254,002	220,826
Deferred charges, net of accumulated amortization of $27,311 and $19,412	111,870	98,645
Intangible assets, net of accumulated amortization of $230,985 and $200,857	287,222	352,206
Other assets	90,143	20,076
Total assets (1)	$8,941,237	$8,917,661

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $35,112 and $41,800	$3,564,688	$3,541,300
Revolving credit facility	-	-
Due to affiliates	27,299	27,299
Accounts payable and accrued expenses	133,995	117,630
Dividends and distributions payable	26,596	25,211
Intangible liabilities, net of accumulated amortization of $84,271 and $75,073	102,279	130,028
Other liabilities	56,968	54,109
Total liabilities (1)	3,911,825	3,895,577
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 240,461,106 and 240,427,022 shares in 2018 and 2017, respectively	2,402	2,403
Additional paid-in-capital	4,301,329	4,297,948
Earnings less than distributions	(201,868)	(133,693)
Accumulated other comprehensive income	31,530	10,083
Paramount Group, Inc. equity	4,133,393	4,176,741
Noncontrolling interests in:
Consolidated joint ventures	399,934	404,997
Consolidated real estate fund	66,099	14,549
Operating Partnership (25,127,003 and 24,620,279 units outstanding)	429,986	425,797
Total equity	5,029,412	5,022,084
Total liabilities and equity	$8,941,237	$8,917,661

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.5% as of September 30, 2018. The assets and liabilities of the Operating Partnership, as of September 30, 2018, include $1,999,741 and $1,261,751 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 14, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
REVENUES:
Rental income	$167,934	$156,384	$500,868	$469,961
Tenant reimbursement income	15,579	14,053	42,989	38,761
Fee and other income	9,083	9,333	24,429	29,988
Total revenues	192,596	179,770	568,286	538,710
EXPENSES:
Operating	69,811	68,264	206,435	197,696
Depreciation and amortization	64,610	66,515	194,541	198,143
General and administrative	14,452	14,470	44,278	44,624
Transaction related costs	450	274	863	1,051
Real estate impairment loss	-	-	46,000	-
Total expenses	149,323	149,523	492,117	441,514
Operating income	43,273	30,247	76,169	97,196
Income from unconsolidated joint ventures	472	671	2,931	19,143
Loss from unconsolidated real estate funds	(188)	(3,930)	(268)	(6,053)
Interest and other income (loss), net	2,778	(17,668)	6,888	(11,982)
Interest and debt expense	(37,105)	(35,733)	(109,996)	(107,568)
Loss on early extinguishment of debt	-	-	-	(7,877)
Gain on sale of real estate	36,845	-	36,845	133,989
Unrealized gain on interest rate swaps	-	-	-	1,802
Net income (loss) before income taxes	46,075	(26,413)	12,569	118,650
Income tax (expense) benefit	(1,814)	1,010	(2,171)	(4,242)
Net income (loss)	44,261	(25,403)	10,398	114,408
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,713)	14,217	(5,520)	11,029
Consolidated real estate fund	(86)	(114)	(668)	(20,195)
Operating Partnership	(3,931)	1,086	(381)	(12,068)
Net income (loss) attributable to common stockholders	$37,531	$(10,214)	$3,829	$93,174

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.16	$(0.04)	$0.02	$0.40
Weighted average shares outstanding	240,447,921	239,445,810	240,365,882	235,151,398

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.16	$(0.04)	$0.02	$0.40
Weighted average shares outstanding	240,489,138	239,445,810	240,391,184	235,177,683

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income (loss)	$44,261	$(25,403)	$10,398	$114,408
Other comprehensive income (loss):
Change in value of interest rate swaps	3,392	738	23,738	729
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(262)	226	(105)	39
Comprehensive income (loss)	47,391	(24,439)	34,031	115,176
Less comprehensive (income) loss attributable to
noncontrolling interests in:
Consolidated joint ventures	(2,713)	14,217	(5,520)	11,029
Consolidated real estate fund	(30)	(114)	(612)	(20,195)
Operating Partnership	(4,233)	993	(2,622)	(12,194)
Comprehensive income (loss) attributable to common stockholders	$40,415	$(9,343)	$25,277	$93,816

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Shares					Noncontrolling Interests in
(Amounts in thousands, except per share and unit amounts)	Shares	Amount	Additional Paid-in-Capital	Earnings Less than Distributions	Accumulated Other Comprehensive Income (Loss)	Consolidated Joint Ventures	Consolidated Real Estate Fund	Operating Partnership	Total Equity

Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income (loss)	-	-	-	93,174	-	(11,029)	20,195	12,068	114,408
Common shares issued upon redemption of common units	10,001	100	166,424	-	-	-	-	(166,524)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	58	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.285 per share and unit)	-	-	-	(67,425)	-	-	-	(8,204)	(75,629)
Contributions from noncontrolling interests	-	-	-	-	-	96,472	4,305	-	100,777
Distributions to noncontrolling interests	-	-	-	-	-	(41,203)	(74,346)	-	(115,549)
Consolidation of 50 Beale Street	-	-	-	-	-	110,007	-	-	110,007
Change in value of interest rate swaps	-	-	-	-	600	-	-	129	729
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	-	-	-	-	42	-	-	(3)	39
Amortization of equity awards	-	-	2,244	-	-	-	-	10,882	13,126
Other	-	-	610	-	-	-	-	7,845	8,455
Balance as of September 30, 2017	240,074	$2,400	$4,286,265	$(104,059)	$1,014	$408,035	$14,947	$433,554	$5,042,156

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	3,829	-	5,520	668	381	10,398
Common shares issued upon redemption of common units	203	2	3,459	-	-	-	-	(3,461)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	68	-	-	(213)	-	-	-	-	(213)
Repurchases of common shares	(237)	(3)	(3,566)	-	-	-	-	-	(3,569)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(72,149)	-	-	-	(7,694)	(79,843)
Contributions from noncontrolling interests	-	-	-	-	-	-	44,381	-	44,381
Distributions to noncontrolling interests	-	-	-	-	-	(10,583)	-	-	(10,583)
Change in value of interest rate swaps	-	-	-	-	21,492	-	-	2,246	23,738
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(44)	-	(56)	(5)	(105)
Amortization of equity awards	-	-	2,206	-	-	-	-	14,003	16,209
Other	-	-	1,282	(171)	(1)	-	-	(1,281)	(171)
Balance as of September 30, 2018	240,461	$2,402	$4,301,329	$(201,868)	$31,530	$399,934	$66,099	$429,986	$5,029,412

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,398	$114,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,541	198,143
Real estate impairment loss	46,000	-
Straight-lining of rental income	(45,671)	(43,529)
Gain on sale of real estate	(36,845)	(133,989)
Amortization of stock-based compensation expense	15,245	11,692
Amortization of above and below-market leases, net	(12,611)	(14,164)
Amortization of deferred financing costs	8,267	8,367
Income from unconsolidated joint ventures	(2,931)	(19,143)
Distributions of earnings from unconsolidated joint ventures	4,910	3,380
Realized and unrealized gains on marketable securities	(802)	(3,198)
Loss from unconsolidated real estate funds	268	6,053
Distributions of earnings from unconsolidated real estate funds	232	275
Valuation allowance on preferred equity investment	-	19,588
Loss on early extinguishment of debt	-	7,877
Unrealized gain on interest rate swaps	-	(1,802)
Other non-cash adjustments	308	(1,104)
Changes in operating assets and liabilities:
Accounts and other receivables	877	2,260
Deferred charges	(20,637)	(25,429)
Other assets	(31,148)	(18,094)
Accounts payable and accrued expenses	700	(10,710)
Other liabilities	3,067	1,190
Net cash provided by operating activities	134,168	102,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	349,013	540,333
Additions to real estate	(85,621)	(59,255)
Investments in unconsolidated joint ventures	(25,491)	(28,886)
Sales of marketable securities	16,352	25,855
Purchases of marketable securities	(13,192)	(28,133)
Escrow deposits and loans receivable for Residential Development Fund	(15,680)	-
Contributions of capital to unconsolidated real estate funds	(2,254)	(790)
Distributions of capital from unconsolidated joint ventures	-	20,000
Acquisitions of real estate	-	(161,184)
Distributions of capital from unconsolidated real estate funds	-	13,849
Net cash provided by investing activities	223,127	321,789

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid to common stockholders	$(70,944)	$(66,469)
Contributions from noncontrolling interests	44,381	100,777
Proceeds from notes and mortgages payable	16,700	991,556
Distributions to noncontrolling interests	(10,583)	(115,549)
Distributions paid to common unitholders	(7,514)	(9,100)
Debt issuance costs	(6,351)	(7,344)
Repurchases of common shares	(3,569)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(213)	(154)
Repayments of notes and mortgages payable	-	(1,044,821)
Repayment of borrowings under revolving credit facility	-	(290,000)
Borrowings under revolving credit facility	-	60,000
Transfer tax refund in connection with the acquisition of noncontrolling interests	-	9,555
Settlement of interest rate swap liabilities	-	(19,425)
Loss on early extinguishment of debt	-	(7,877)
Net cash used in financing activities	(38,093)	(398,851)

Net increase in cash and cash equivalents and restricted cash	319,202	25,009
Cash and cash equivalents and restricted cash at beginning of period	250,425	192,339
Cash and cash equivalents and restricted cash at end of period	$569,627	$217,348

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$219,381	$162,965
Restricted cash at beginning of period	31,044	29,374
Cash and cash equivalents and restricted cash at beginning of period	$250,425	$192,339

Cash and cash equivalents at end of period	$538,725	$185,028
Restricted cash at end of period	30,902	32,320
Cash and cash equivalents and restricted cash at end of period	$569,627	$217,348

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$101,989	$106,731
Cash payments for income taxes, net of refunds	1,541	5,042

NON-CASH TRANSACTIONS:
Dividends and distributions declared but not yet paid	$26,596	$25,211
Additions to real estate included in accounts payable and accrued expenses	32,790	10,986
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	7,086	-
Write-off of fully amortized and/or depreciated assets	3,141	5,958
Common shares issued upon redemption of common units	3,461	166,524
Change in value of interest rate swaps	(23,738)	(729)
Consolidation of real estate	-	102,512
Assumption of notes and mortgages payable	-	228,000

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. As of September 30, 2018, our portfolio consisted of 12 Class A office properties aggregating approximately 11.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.5% of, the Operating Partnership as of September 30, 2018.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2017 was derived from audited financial statements as of that date, but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full year.

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued ASU 2014-09, an update to ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09, as amended, supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments made in applying the guidance. This guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years, and can be applied using a full retrospective or modified retrospective approach. We adopted the provisions of ASU 2014-09 on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 did not impact our consolidated financial results but resulted in additional disclosures on our consolidated financial statements. See Note 16, Revenues.

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

In August 2018, the FASB issued ASU 2018-13, an update to ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements in ASC Topic 820, by (i) removing certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, (ii) modifying existing disclosure requirements related to measurement uncertainty and (iii) adding new disclosure requirements related to changes in unrealized gains or losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We are evaluating the impact of ASU 2018-13 but do not believe the adoption will have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting by requiring lessees to, among other things, (i) recognize most leases on their balance sheets, (ii) classify leases as either financing or operating, and (iii) record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We plan to adopt the provisions of ASU 2016-02 on January 1, 2019, using the modified retrospective method and we will record a right-of-use asset and a lease liability upon such adoption for a select few leases in which we are a lessee. However, we do not believe that any asset and liability recorded in connection with such adoption will have a material impact to our financial statements.

While accounting for lessors under ASU 2016-02 is substantially similar to existing lease accounting guidance, lessors are required to separate payments received pursuant to a lease between lease components (rental income) and non-lease components (revenue related to various services we provide). In July 2018, the FASB issued ASU 2018-11, which provided lessors with a practical expedient to not separate lease and non-lease components, if certain criteria are met. We believe we meet such criteria and upon the adoption of ASU 2016-02, we plan to elect this practical expedient.

Furthermore, ASU 2016-02 also updates the definition of initial direct costs for both lessees and lessors to include only incremental costs of a lease that would not have been incurred if the lease had not been obtained. As a result, upon adoption of ASU 2016-02 on January 1, 2019, we will no longer be able to capitalize internal leasing costs and will have to expense them instead. We had capitalized internal leasing costs of $1,169,000 and $1,491,000 for the three months ended September 30, 2018 and 2017, respectively, and $4,276,000 and $4,488,000, for the nine months ended September 30, 2018 and 2017, respectively.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 retrospectively, on December 31, 2017. This adoption resulted in (i) additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows and (ii) a decrease to cash provided by operating activities of $3,000,000 and an increase in cash provided by investing activities of $5,946,000 for the nine months ended September 30, 2017.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Dispositions

2099 Pennsylvania Avenue

On August 9, 2018, we completed the sale of 2099 Pennsylvania Avenue, a 208,776 square foot, Class A office building in Washington, D.C. for $219,900,000 and recognized a gain of $35,836,000, which is included as a component of “gain on sale of real estate” on our consolidated statements of income for the three and nine months ended September 30, 2018.

425 Eye Street

On September 27, 2018, we completed the sale of 425 Eye Street, a 372,552 square foot, Class A office building in Washington, D.C. for $157,000,000 and recognized a gain of $1,009,000, which is included as a component of “gain on sale of real estate” on our consolidated statements of income for the three and nine months ended September 30, 2018.

Waterview

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a gain of $110,583,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the nine months ended September 30, 2017.

4.	Acquisitions

50 Beale Street

On July 17, 2017, we and a new joint venture in which we have a 36.6% interest, acquired, through a series of transactions, a 62.2% interest in 50 Beale Street, a 660,625 square foot, Class A office building in San Francisco. Subsequent to the acquisition, we own a direct 13.2% interest in the property and the new joint venture owns the remaining 49.0% interest. Accordingly, our economic interest in the property is 31.1%. The acquisition valued the property at $517,500,000 and included the assumption of $228,000,000 of existing debt.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Joint Ventures

Prior to March 14, 2018, RDF, in which we have a 7.4% interest, owned 20.0% of One Steuart Lane (the “Property”). On March 14, 2018, RDF transferred its 20.0% interest to a new joint venture in which it owns a 75.0% interest. Separately on March 14, 2018, RDF acquired an additional 10.0% interest in the Property from its existing partner. Subsequent to these transactions RDF owns a 25.0% economic interest in the Property, comprised of the newly acquired 10.0% interest and an indirect 15.0% interest it owns through the joint venture. As a result of these transactions, RDF was required to consolidate its 75.0% interest in the joint venture that owns 20.0% of the Property, and reflect the 25.0% interest in this venture (5.0% economic interest in the Property) it does not own as noncontrolling interests. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own as noncontrolling interests. As of September 30, 2018, our economic interest in the Property was 1.85%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2018		December 31, 2017
712 Fifth Avenue (1)	50.0%	$-		$-
60 Wall Street (2)	5.0%	23,121		25,083
One Steuart Lane (2)	25.0% (3)	48,530	(4)	16,031
Oder-Center, Germany (2)	9.5%	3,604		3,648
Investments in unconsolidated joint ventures		$75,255		$44,762

		For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	Paramount	September 30,		September 30,
Our Share of Net Income (Loss):	Ownership	2018	2017	2018	2017
712 Fifth Avenue (1)	50.0%	$558	$596	$3,166	$19,030
60 Wall Street (2)	5.0%	(116)	(45)	(291)	(81)
One Steuart Lane (2)	25.0% (3)	-	100	(18)	133
Oder-Center, Germany (2)	9.5%	30	20	74	61
Income from unconsolidated joint ventures		$472	$671	$2,931	$19,143

(1)

As of September 30, 2018, our basis in the partnership was negative $20,256 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of September 30, 2018, the carrying amount of our investments in 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $2,866, $692 and $5,036, respectively.

(3)	Represents RDF’s economic interest in the Property.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

712 Fifth Avenue

The following tables provide summarized financial information of 712 Fifth Avenue as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2018	December 31, 2017
Real estate, net	$199,862	$202,040
Other assets	61,283	58,034
Total assets	$261,145	$260,074

Notes and mortgages payable, net	$296,440	$296,132
Other liabilities	5,217	4,615
Total liabilities	301,657	300,747
Partners’ deficit	(40,512)	(40,673)
Total liabilities and partners’ deficit	$261,145	$260,074

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statements:	2018	2017	2018	2017
Rental income	$12,229	$12,626	$36,887	$38,284
Tenant reimbursement income	1,227	1,338	3,817	3,855
Fee and other income	125	507	742	1,101
Total revenues	13,581	14,471	41,446	43,240
Operating expenses	6,250	6,197	18,560	18,265
Depreciation and amortization	2,864	3,067	8,788	9,062
Total expenses	9,114	9,264	27,348	27,327
Operating income	4,467	5,207	14,098	15,913
Interest and other income, net	146	68	416	140
Interest and debt expense	(2,701)	(2,700)	(8,020)	(8,651)
Unrealized gain on interest rate swaps	-	-	-	1,896
Net income	$1,912	$2,575	$6,494	$9,298

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”). As of September 30, 2018, Fund VII and Fund VII-H own 100% of Zero Bond Street. We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), our Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Our Share of Investments:
Property funds	$2,059	$2,429
Alternative investment fund	6,948	4,824
Investments in unconsolidated real estate funds	$9,007	$7,253

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Our Share of Net Income (Loss):	2018	2017	2018	2017
Net investment income	$82	$104	$207	$228
Net realized loss	-	(839)	-	(665)
Net unrealized (loss) gain	(270)	202	(475)	(26)
Carried interest	-	(3,397)	-	(5,590)
Loss from unconsolidated real estate funds	$(188)	$(3,930)	$(268)	$(6,053)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summarized financial information for Fund VII as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Balance Sheets:
Real estate investments	$28,109	$32,943
Cash and cash equivalents	144	138
Total assets	$28,253	$33,081

Other liabilities	$1,171	$1,058
Total liabilities	1,171	1,058
Equity	27,082	32,023
Total liabilities and equity	$28,253	$33,081

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Income Statements:
Investment income	$4	$479	$9	$1,441
Investment expenses	43	120	163	1,156
Net investment (loss) income	(39)	359	(154)	285
Net realized losses	-	(3,809)	-	(3,875)
Net unrealized losses	(3,880)	(4,871)	(6,897)	(9,192)
Loss from real estate fund investments	$(3,919)	$(8,321)	$(7,051)	$(12,782)

7.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.

The following is a summary of the preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of
Preferred Equity Investment	Ownership	Rate	Maturity	September 30, 2018	December 31, 2017
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$35,983	$35,817
2 Herald Square (2)	n/a	n/a	n/a	-	19,588
				35,983	55,405
Less: valuation allowance (2)				-	(19,588)
Total preferred equity investments, net				$35,983	$35,817

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

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Intangible assets:
Gross amount	$518,207	$553,063
Accumulated amortization	(230,985)	(200,857)
	$287,222	$352,206
Intangible liabilities:
Gross amount	$186,550	$205,101
Accumulated amortization	(84,271)	(75,073)
	$102,279	$130,028

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Amortization of above and below-market leases, net (component of “rental income”)	$3,887	$3,175	$12,611	$14,164
Amortization of acquired in-place leases (component of “depreciation and amortization”)	$14,865	$17,929	$44,879	$58,352

The table below sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2019.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2019	$11,851	$49,378
2020	6,654	38,738
2021	3,361	28,150
2022	892	23,598
2023	4,407	18,917

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt

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

The following is a summary of our outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2018	September 30, 2018		December 31, 2017
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.85%	46,800	(2)	30,100	(2)
			3.55%	1,046,800		1,030,100

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.93%	350,000		350,000
			3.41%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000

50 Beale Street (3)	Oct-2021	Fixed	3.65%	228,000		228,000

Total notes and mortgages payable			3.69%	3,599,800		3,583,100
Less: deferred financing costs				(35,112)		(41,800)
Total notes and mortgages payable, net				$3,564,688		$3,541,300

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 10, Derivative Instruments and Hedging Activities.
(2)

Represents amounts borrowed to fund leasing costs at the property. The loan balance can be increased by an additional $200,000 upon the satisfaction of certain performance hurdles related to the property.

(3)	Our ownership interest in One Market Plaza and 50 Beale Street is 49.0% and 31.1%, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $3,392,000 and $738,000 for the three months ended September 30, 2018 and 2017, respectively, and $23,738,000 and $729,000 for the nine months ended September 30, 2018 and 2017, respectively, from the changes in fair value of these interest rate swaps. See Note 12, Accumulated Other Comprehensive Income (Loss). During the next twelve months, we estimate that $8,223,000 of the amounts recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The table below summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Interest rate swap assets designated as cash flow hedges (included in “other assets”)	$33,276	$9,855

Interest rate swap liabilities designated as cash flow hedges (included in “other liabilities”)	$-	$317

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of September 30, 2018, we did not have any obligations relating to our swaps that contained such provisions.

Interest Rate Swaps – Non-designated Hedges

As of September 30, 2018, we did not have any interest rate swaps that were not designated as hedges. Prior to January 19, 2017, our interest rate swap on One Market Plaza was not designated as a hedge. This interest rate swap was terminated in connection with the refinancing of the property on January 19, 2017. For the period from January 1, 2017 through January 19, 2017, we recognized an unrealized gain of $1,802,000, in connection with this interest rate swap, which is included as “unrealized gain on interest rate swaps” in our consolidated statement of income for the nine months ended September 30, 2017.

11.	Equity

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of October 31, 2018, we have repurchased an aggregate of 3,443,000 shares, or $50,000,000 of our common stock, at a weighted average price of $14.53 per share. Of this amount, 236,674 shares, or $3,569,000 of our common stock, was repurchased in the three months ended September 30, 2018, at a weighted average price of $15.08 per share. As of November 1, 2018, we have $150,000,000 available for future repurchases. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2018	2017	2018	2017
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive income	$4,161	$(697)	$24,363	$(5,226)
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense	(769)	1,435	(625)	5,955
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1)	(262)	226	(105)	39
Amount of gain (loss) related to the ineffective portion of cash flow hedges and amount excluded from effectiveness testing	-	-	-	-

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income during any of the periods set forth above.

13.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale Street and PGRESS Equity Holdings L.P. As of September 30, 2018 and December 31, 2017, noncontrolling interests in our consolidated joint ventures aggregated $399,934,000 and $404,997,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consist of equity interests held by third parties in RDF. As of September 30, 2018 and December 31, 2017, the noncontrolling interests in our consolidated real estate fund aggregated $66,099,000 and $14,549,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2018 and December 31, 2017, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $429,986,000 and $425,797,000, respectively, and a redemption value of $379,166,000 and $390,231,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Variable Interest Entities (“VIEs”)

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

Consolidated VIEs

We are the sole general partner of, and own approximately 90.5% of, the Operating Partnership as of September 30, 2018. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2018 and December 31, 2017, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The table below summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Real estate, net	$1,704,019	$1,726,800
Cash and restricted cash	78,563	55,658
Investments in unconsolidated joint ventures	48,530	16,031
Preferred equity investments, net	35,983	35,817
Accounts and other receivables, net	1,571	2,550
Deferred rent receivable	50,053	44,000
Deferred charges, net	12,945	8,123
Intangible assets, net	50,822	66,112
Other assets	17,255	929
Total VIE assets	$1,999,741	$1,956,020

Notes and mortgages payable, net	$1,197,385	$1,196,607
Accounts payable and accrued expenses	29,237	21,211
Intangible liabilities, net	35,124	46,365
Other liabilities	5	155
Total VIE liabilities	$1,261,751	$1,264,338

Unconsolidated VIEs

As of September 30, 2018, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The table below summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Investments	$9,007	$7,253
Asset management fees and other receivables	681	597
Maximum risk of loss	$9,688	$7,850

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The table below aggregates the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$26,668	$26,668	$-	$-
Interest rate swap assets (included in “other assets”)	33,276	-	33,276	-
Total assets	$59,944	$26,668	$33,276	$-

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,039	$29,039	$-	$-
Interest rate swap assets (included in “other assets”)	9,855	-	9,855	-
Total assets	$38,894	$29,039	$9,855	$-

Interest rate swap liabilities (included in “other liabilities”)	$317	$-	$317	$-
Total liabilities	$317	$-	$317	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following is a summary of the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments, net	$35,983	$36,270	$35,817	$36,112
Total assets	$35,983	$36,270	$35,817	$36,112

Notes and mortgages payable	$3,599,800	$3,572,687	$3,583,100	$3,596,953
Revolving credit facility	-	-	-	-
Total liabilities	$3,599,800	$3,572,687	$3,583,100	$3,596,953

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Revenues

Our revenues consist primarily of rental income, tenant reimbursement income and fee and other income. The following table sets forth the details of our revenues.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Rental income	$167,934	$156,384	$500,868	$469,961
Tenant reimbursement income	15,579	14,053	42,989	38,761
Fee and other income:
Fee income:
Property management	1,476	1,673	4,468	4,815
Asset management	2,222	1,997	5,655	6,622
Acquisition, disposition and leasing	-	1,475	1,750	7,045
Other	381	689	1,080	1,356
Total fee income	4,079	5,834	12,953	19,838
Lease termination income	1,561	954	1,618	1,915
Other income (1)	3,443	2,545	9,858	8,235
Total fee and other income	9,083	9,333	24,429	29,988
Total revenues	$192,596	$179,770	$568,286	$538,710

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

Property-related Revenues

Property-related revenue is recognized in accordance with ASC Topic 840, Leases, and consists of (i) rental income, which is generated from the lease-up of office, retail and storage space to tenants under operating leases and recognized on a straight-line basis over the non-cancellable term of the lease, (ii) tenant reimbursement income, which is comprised of reimbursement of certain operating costs and real estate taxes from tenants, (iii) lease termination income and (iv) other income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 24, Segments.

The table below sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2017	$1,558	$290	$762	$490	$16
Balance as of September 30, 2018	1,882	472	894	490	26
Increase	$324	$182	$132	$-	$10

As of September 30, 2018 and December 31, 2017, our consolidated balance sheets included $475,000 and $387,000, respectively, of deferred revenue in connection with prepayments for services we have not yet provided. These amounts are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets and will be recognized as income upon completion of the required services.

There are no other contract assets or liabilities as of September 30, 2018 and December 31, 2017.

17.	Real Estate Impairment Loss

On June 30, 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio. Our estimates of fair value were determined using discounted cash flow models, which considered, among other things, anticipated holding periods, current market conditions and utilized unobservable quantitative inputs, including appropriate capitalization and discount rates. Accordingly, we recorded a $46,000,000 impairment loss based on the excess of the carrying value over the estimated fair value, which is included as “real estate impairment loss” on our consolidated statement of income for the nine months ended September 30, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Preferred equity investment income (1)	$930	$961	$2,746	$3,327
Interest and other income	858	147	2,862	743
Mark-to-market of investments in our deferred compensation plans (2)	990	812	1,280	3,536
Valuation allowance on preferred equity investment (3)	-	(19,588)	-	(19,588)
Total interest and other income (loss), net	$2,778	$(17,668)	$6,888	$(11,982)

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $227 and $243 for the three months ended September 30, 2018 and 2017, respectively, and $669 and $819 for the nine months ended September 30, 2018 and 2017, respectively. See Note 7, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(3)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share was $4,780, and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interests and accordingly, we wrote off our preferred equity investment.

19.Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
Interest expense	$34,353	$32,914	$101,729	$99,201
Amortization of deferred financing costs	2,752	2,819	8,267	8,367
Total interest and debt expense	$37,105	$35,733	$109,996	$107,568

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of September 30, 2018, we have 9,254,010 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $4,330,000 and $3,825,000 for the three months ended September 30, 2018 and 2017, respectively, and $15,245,000 and $11,692,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

2015 Performance-Based Awards Program (“2015 Performance Program”)

On April 3, 2018, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 31, 2018. Accordingly, all of the 779,055 LTIP units that were granted on April 1, 2015, were forfeited, with no awards being earned. As of April 3, 2018, we had $947,000 of total unrecognized compensation cost related to these awards, which will be recognized over a weighted-average period of 1.6 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	Earnings Per Share

The following table provides a summary of net income and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$37,531	$(10,214)	$3,829	$93,174
Earnings allocated to unvested participating securities	(27)	(13)	(63)	(86)
Numerator for income (loss) per common share - basic and diluted	$37,504	$(10,227)	$3,766	$93,088
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	240,448	239,446	240,366	235,151
Effect of dilutive stock-based compensation plans (1)	41	-	25	27
Denominator for diluted income (loss) per common share - weighted average shares	240,489	239,446	240,391	235,178

Income (loss) per common share - basic and diluted	$0.16	$(0.04)	$0.02	$0.40

(1)

The effect of dilutive securities excludes 27,322 and 27,911 weighted average share equivalents for the three months ended September 30, 2018 and 2017, respectively, and 26,452 and 32,036 weighted average share equivalents for the nine months ended September 30, 2018 and 2017, respectively, as their effect was anti-dilutive.

22.	Related Parties

Due to Affiliates

As of September 30, 2018 and December 31, 2017, we had an aggregate of $27,299,000 of liabilities that were due to affiliates. These liabilities were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes are due in November 2018 and bear interest at a fixed rate of 1.40%. We recognized interest expense of $98,000 and $34,000 for the three months ended September 30, 2018 and 2017, respectively, and $290,000 and $103,000 for the nine months ended September 30, 2018 and 2017, respectively, in connection with these notes, which is included as a component of “interest and debt expense” on our consolidated statements of income.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $200,000 and $207,000 for the three months ended September 30, 2018 and 2017, respectively, and $624,000 and $619,000 for the nine months ended September 30, 2018 and 2017, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $3,235,000 and $4,616,000 for the three months ended September 30, 2018 and 2017, respectively, and $10,329,000 and $16,391,000 for the nine months ended September 30, 2018 and 2017, respectively, in connection with these agreements. As of September 30, 2018 and December 31, 2017, amounts owed to us under these agreements aggregated $1,700,000, and $1,627,000, respectively, and are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expense of $69,000 and $50,000 for the three months ended September 30, 2018 and 2017, respectively, and $129,000 and $220,000 for the nine months ended September 30, 2018 and 2017, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of September 30, 2018 and December 31, 2017, we owed $29,000 and $51,000, respectively, to HTC under these agreements, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. Our share of rental income from this lease was $92,000 and $96,000, for the three months ended September 30, 2018 and 2017, respectively, and $273,000 and $274,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2018, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the formation transactions, an affiliate of our predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the formation transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on current ownership interests.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $38,900,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$188,517	$118,539	$12,685	$57,568	$(275)
Property-related operating expenses	(69,811)	(48,257)	(4,782)	(15,206)	(1,566)
NOI from unconsolidated joint ventures	4,448	4,356	-	-	92
NOI (1)	$123,154	$74,638	$7,903	$42,362	$(1,749)

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$173,936	$109,493	$14,986	$49,758	$(301)
Property-related operating expenses	(68,264)	(46,609)	(5,887)	(14,164)	(1,604)
NOI from unconsolidated joint ventures	4,993	4,815	-	-	178
NOI (1)	$110,665	$67,699	$9,099	$35,594	$(1,727)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$555,333	$347,720	$43,569	$164,811	$(767)
Property-related operating expenses	(206,435)	(140,710)	(16,363)	(44,370)	(4,992)
NOI from unconsolidated joint ventures	13,757	13,514	-	-	243
NOI (1)	$362,655	$220,524	$27,206	$120,441	$(5,516)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$518,872	$321,419	$56,911	$139,898	$644
Property-related operating expenses	(197,696)	(134,657)	(21,376)	(35,889)	(5,774)
NOI from unconsolidated joint ventures	14,774	14,406	-	-	368
NOI (1)	$335,950	$201,168	$35,535	$104,009	$(4,762)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the periods set forth below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	2018	2017
NOI	$123,154	$110,665	$362,655	$335,950
Add (subtract) adjustments to arrive to net income (loss):
Fee income	4,079	5,834	12,953	19,838
Depreciation and amortization expense	(64,610)	(66,515)	(194,541)	(198,143)
General and administrative expenses	(14,452)	(14,470)	(44,278)	(44,624)
Transaction related costs	(450)	(274)	(863)	(1,051)
NOI from unconsolidated joint ventures	(4,448)	(4,993)	(13,757)	(14,774)
Income from unconsolidated joint ventures	472	671	2,931	19,143
Loss from unconsolidated real estate funds	(188)	(3,930)	(268)	(6,053)
Interest and other income (loss), net	2,778	(17,668)	6,888	(11,982)
Interest and debt expense	(37,105)	(35,733)	(109,996)	(107,568)
Loss on early extinguishment of debt	-	-	-	(7,877)
Real estate impairment loss	-	-	(46,000)	-
Gain on sale of real estate	36,845	-	36,845	133,989
Unrealized gain on interest rate swaps	-	-	-	1,802
Net income (loss) before income taxes	46,075	(26,413)	12,569	118,650
Income tax (expense) benefit	(1,814)	1,010	(2,171)	(4,242)
Net income (loss)	44,261	(25,403)	10,398	114,408
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,713)	14,217	(5,520)	11,029
Consolidated real estate fund	(86)	(114)	(668)	(20,195)
Operating Partnership	(3,931)	1,086	(381)	(12,068)
Net income (loss) attributable to common stockholders	$37,531	$(10,214)	$3,829	$93,174

The following table provides the total assets for each of our reportable segments as of the periods set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	Washington, D.C.	San Francisco	Other
September 30, 2018	$8,941,237	$5,573,623	$444,154	$2,406,334	$517,126
December 31, 2017	8,917,661	5,511,061	693,408	2,421,173	292,019

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.5% of the Operating Partnership as of September 30, 2018.

Dispositions

On August 9, 2018, we completed the sale of 2099 Pennsylvania Avenue, a 208,776 square foot, Class A office building in Washington, D.C. for $219,900,000 and recognized a gain of $35,836,000.

On September 27, 2018, we completed the sale of 425 Eye Street, a 372,552 square foot, Class A office building in Washington, D.C. for $157,000,000 and recognized a gain of $1,009,000.

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

Stock-Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of October 31, 2018, we have repurchased an aggregate of 3,443,000 shares, or $50,000,000 of our common stock, at a weighted average price of $14.53 per share. Of this amount, 236,674 shares, or $3,569,000 of our common stock, was repurchased in the three months ended September 30, 2018, at a weighted average price of $15.08 per share.

Leasing Results - Three Months Ended September 30, 2018

In the three months ended September 30, 2018, we leased 203,143 square feet, of which our share was 127,194 square feet that was leased at a weighted average initial rent of $88.57 per square foot. This leasing activity, offset by lease expirations in the three months, caused leased occupancy and same store leased occupancy (properties owned by us during both reporting periods) to remain at 96.4% leased at September 30, 2018, in-line with the leased occupancy reported at June 30, 2018. Of the 203,143 square feet leased in the three months, 101,850 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 19.5% on a GAAP basis and 14.4% on a cash basis. The weighted average lease term for leases signed during the three months was 6.7 years and weighted average tenant improvements and leasing commissions on these leases were $10.52 per square foot per annum, or 11.9% of initial rent.

New York:

In the three months ended September 30, 2018, we leased 58,721 square feet in our New York portfolio, of which our share was 50,549 square feet that was leased at a weighted average initial rent of $86.74 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy by 20 basis points to 96.1% at September 30, 2018 from 95.9% at June 30, 2018. Of the 58,721 square feet leased in the three months, 50,045 square feet represented our share of second generation space for which we achieved rental rates increases of 9.8% on a GAAP basis and 3.0% on a cash basis. The weighted average lease term for leases signed during the three months was 4.4 years and weighted average tenant improvements and leasing commissions on these leases were $6.69 per square foot per annum, or 7.7% of initial rent.

Washington, D.C.:

In the three months ended September 30, 2018, we leased 21,452 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $79.74 per square foot. This leasing activity increased our leased occupancy by 130 basis points to 98.0% at September 30, 2018 from 96.7% at June 30, 2018. Same store leased occupancy, which excludes 2099 Pennsylvania Avenue and 425 Eye Street that were sold in August 2018 and September 2018, respectively, increased by 50 basis points to 98.0% at September 30, 2018 from 97.5% at June 30, 2018. The weighted average lease term for leases signed during the three months was 12.6 years and weighted average tenant improvements and leasing commissions on these leases were $12.15 per square foot per annum, or 15.2% of initial rent.

San Francisco:

In the three months ended September 30, 2018, we leased 122,970 square feet in our San Francisco portfolio, of which our share was 55,193 square feet that was leased at a weighted average initial rent of $92.79 per square foot. This leasing activity, which was offset by lease expirations during the three months, decreased our leased occupancy and same store occupancy by 80 basis points to 97.4% at September 30, 2018 from 98.2% at June 30, 2018. Of the 122,970 square feet leased in the three months, 46,396 square feet represented our share of second generation space for which we achieved rental rate increases of 29.8% on GAAP basis and 28.3% on a cash basis. The weighted average lease term for leases signed during the three months was 7.0 years and weighted average tenant improvements and leasing commissions on these leases were $11.83 per square foot per annum, or 12.7% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	203,143	58,721	21,452	122,970
Pro rata share of total square feet leased:	127,194	50,549	21,452	55,193
Initial rent (1)	$88.57	$86.74	$79.74	$92.79
Weighted average lease term (in years)	6.7	4.4	12.6	7.0

Tenant improvements and leasing commissions:
Per square foot	$69.98	$29.18	$153.65	$82.65
Per square foot per annum	$10.52	$6.69	$12.15	$11.83
Percentage of initial rent	11.9%	7.7%	15.2%	12.7%

Rent concessions:
Average free rent period (in months)	4.3	3.0	11.9	3.3
Average free rent period per annum (in months)	0.6	0.7	0.9	0.5

Second generation space: (2)
Square feet	101,850	50,045	5,409	46,396
GAAP basis:
Straight-line rent	$89.61	$81.99	$-	$97.82
Prior straight-line rent	$75.01	$74.67	$-	$75.38
Percentage increase	19.5%	9.8%	-	29.8%
Cash basis:
Initial rent (1)	$90.91	$86.74	$-	$95.41
Prior escalated rent (3)	$79.49	$84.22	$-	$74.39
Percentage increase	14.4%	3.0%	-	28.3%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Nine Months Ended September 30, 2018

In the nine months ended September 30, 2018, we leased 800,832 square feet, of which our share was 622,887 square feet that was leased at a weighted average initial rent of $82.44 per square foot. This leasing activity, partially offset by lease expirations during the nine months, increased our leased occupancy by 290 basis points to 96.4% at September 30, 2018 from 93.5% leased at December 31, 2017 and increased same store leased occupancy (properties owned by us during both reporting periods) by 310 basis points to 96.4% at September 30, 2018 from 93.3% at December 31, 2017. Of the 800,832 square feet leased in the nine months, 350,711 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 14.0% on a GAAP basis and 17.1% on a cash basis. The weighted average lease term for leases signed during the nine months was 10.4 years and weighted average tenant improvements and leasing commissions on these leases were $9.75 per square foot per annum, or 11.8% of initial rent.

New York:

In the nine months ended September 30, 2018, we leased 463,916 square feet in our New York portfolio, of which our share was 447,614 square feet that was leased at a weighted average initial rent of $81.83 per square foot. This leasing activity, partially offset by lease expirations during the nine months, increased our leased occupancy and same store leased occupancy by 370 basis points to 96.1% at September 30, 2018 from 92.4% at December 31, 2017. Of the 463,916 square feet leased in the nine months, 231,730 square feet represented our share of second generation space for which we achieved rental rates increases of 7.7% on a GAAP basis and 10.2% on a cash basis. The weighted average lease term for leases signed during the nine months was 11.7 years and weighted average tenant improvements and leasing commissions on these leases were $9.45 per square foot per annum, or 11.5 % of initial rent.

Washington, D.C.:

In the nine months ended September 30, 2018, we leased 26,381 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $76.15 per square foot. This leasing activity increased our leased occupancy by 190 basis points to 98.0% at September 30, 2018 from 96.1% at December 31, 2017. Same store leased occupancy, which excludes 2099 Pennsylvania Avenue and 425 Eye Street that were sold in August 2018 and September 2018, respectively, increased by 50 basis points to 98.0% at September 30, 2018 from 97.5% at December 31, 2017. The weighted average lease term for leases signed during the nine months was 11.1 years and weighted average tenant improvements and leasing commissions on these leases were $11.69 per square foot per annum, or 15.3% of initial rent.

San Francisco:

In the nine months ended September 30, 2018, we leased 310,535 square feet in our San Francisco portfolio, of which our share was 148,892 square feet that was leased at a weighted average initial rent of $85.14 per square foot. This leasing activity, which was partially offset by lease expirations during the nine months, increased our leased occupancy and same store occupancy by 100 basis points to 97.4% at September 30, 2018 from 96.4% at December 31, 2017. Of the 310,535 square feet leased in the nine months, 111,905 square feet represented our share of second generation space for which we achieved rental rate increases of 28.1% on GAAP basis and 34.0% on a cash basis. The weighted average lease term for leases signed during the nine months was 6.4 years and weighted average tenant improvements and leasing commissions on these leases were $10.90 per square foot per annum, or 12.8% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	800,832	463,916	26,381	310,535
Pro rata share of total square feet leased:	622,887	447,614	26,381	148,892
Initial rent (1)	$82.44	$81.83	$76.15	$85.14
Weighted average lease term (in years)	10.4	11.7	11.1	6.4

Tenant improvements and leasing commissions:
Per square foot	$101.35	$110.58	$129.56	$69.84
Per square foot per annum	$9.75	$9.45	$11.69	$10.90
Percentage of initial rent	11.8%	11.5%	15.3%	12.8%

Rent concessions:
Average free rent period (in months)	8.6	10.6	10.1	2.5
Average free rent period per annum (in months)	0.8	0.9	0.9	0.4

Second generation space: (2)
Square feet	350,711	231,730	7,076	111,905
GAAP basis:
Straight-line rent	$84.16	$81.85	$-	$88.89
Prior straight-line rent	$73.84	$76.00	$-	$69.41
Percentage increase	14.0%	7.7%	-	28.1%
Cash basis:
Initial rent (1)	$86.05	$85.27	$-	$87.63
Prior escalated rent (3)	$73.48	$77.41	$-	$65.41
Percentage increase	17.1%	10.2%	-	34.0%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended September 30, 2018 and 2017

Net Income (Loss), FFO and Core FFO

Net income attributable to common stockholders was $37,531,000, or $0.16 per diluted share, for the three months ended September 30, 2018, compared to net loss attributable to common stockholders of $10,214,000, or $0.04 per diluted share, for the three months ended September 30, 2017. Net income attributable to common stockholders for the three months ended September 30, 2018 includes $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes.

Funds from Operations (“FFO”) attributable to common stockholders was $55,606,000, or $0.23 per diluted share, for the three months ended September 30, 2018, compared to $43,530,000, or $0.18 per diluted share, for the three months ended September 30, 2017. FFO attributable to common stockholders for the three months ended September 30, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 63. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2018 and 2017 by $2,142,000 and $8,839,000, or $0.01 and $0.04 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 63, was $57,748,000, or $0.24 per diluted share for the three months ended September 30, 2018, compared to $52,369,000, or $0.22 per diluted share, for the three months ended September 30, 2017.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2018 versus September 30, 2017.

	Total		New York	Washington, D.C.		San Francisco
Same Store NOI	11.1%		11.0%	0.2%		14.4%
Same Store Cash NOI	7.2%	(1)	10.5%	(29.1%)	(1)	11.0%

(1)

Results primarily from free rent at 425 Eye Street in the three months ended September 30, 2018. Excluding this free rent from the current year, Same Store Cash NOI would have increased by 10.6% for the total portfolio and 6.9% for our Washington, D.C. portfolio.

See pages 56-64 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2018 and 2017

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $3,829,000, or $0.02 per diluted share, for the nine months ended September 30, 2018, compared to $93,174,000, or $0.40 per diluted share, for the nine months ended September 30, 2017. Net income attributable to common stockholders for the nine months ended September 30, 2018 includes $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes and $41,618,000, or $0.17 per diluted share, of real estate impairment loss. Net income attributable to common stockholders for the nine months ended September 30, 2017 includes $98,107,000, or $0.42 per diluted share, of gain on sale of real estate.

FFO attributable to common stockholders was $168,194,000, or $0.70 per diluted share, for the nine months ended September 30, 2018, compared to $157,437,000, or $0.67 per diluted share, for the nine months ended September 30, 2017. FFO attributable to common stockholders for the nine months ended September 30, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 63. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2018 and 2017 by $2,416,000 and $1,002,000, or $0.01 and $0.00 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 63, was $170,610,000, or $0.71 per diluted share for the nine months ended September 30, 2018, compared to $158,439,000, or $0.67 per diluted share, for the nine months ended September 30, 2017.

Same Store NOI

The table below summarizes the percentage increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2018 versus September 30, 2017.

	Total		New York	Washington, D.C.		San Francisco
Same Store NOI	7.9%	(1)	9.9%	5.9%		1.9%	(1)
Same Store Cash NOI	9.2%	(2)	9.9%	4.6%	(2)	8.0%

(1)

Same Store NOI in the nine months ended September 30, 2017 included income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification. Excluding this income from the prior year, Same Store NOI would have increased by 8.8% for the total portfolio and 6.0% for our San Francisco portfolio.

(2)

Same Store Cash NOI in the nine months ended September 30, 2018 included free rent at 425 Eye Street. Excluding this free rent from the current year, Same Store Cash NOI would have increased by 10.4% for the total portfolio and 16.5% for our Washington, D.C. portfolio.

See pages 56-64 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2018 and 2017

The following pages summarize our consolidated results of operations for the three months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$167,934	$156,384	$11,550
Tenant reimbursement income	15,579	14,053	1,526
Fee and other income	9,083	9,333	(250)
Total revenues	192,596	179,770	12,826
EXPENSES:
Operating	69,811	68,264	1,547
Depreciation and amortization	64,610	66,515	(1,905)
General and administrative	14,452	14,470	(18)
Transaction related costs	450	274	176
Total expenses	149,323	149,523	(200)
Operating income	43,273	30,247	13,026
Income from unconsolidated joint ventures	472	671	(199)
Loss from unconsolidated real estate funds	(188)	(3,930)	3,742
Interest and other income (loss), net	2,778	(17,668)	20,446
Interest and debt expense	(37,105)	(35,733)	(1,372)
Gain on sale of real estate	36,845	-	36,845
Net income (loss) before income taxes	46,075	(26,413)	72,488
Income tax (expense) benefit	(1,814)	1,010	(2,824)
Net income (loss)	44,261	(25,403)	69,664
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,713)	14,217	(16,930)
Consolidated real estate fund	(86)	(114)	28
Operating Partnership	(3,931)	1,086	(5,017)
Net income (loss) attributable to common stockholders	$37,531	$(10,214)	$47,745

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $192,596,000 for the three months ended September 30, 2018, compared to $179,770,000 for the three months ended September 30, 2017, an increase of $12,826,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$1,653	$-		$-	$1,653		$-
Dispositions (2)	(1,612)	-		(1,612)	-		-
Same store operations	11,284	8,169	(3)	(498)	3,664	(4)	(51)
Other, net	225	194		-	31		-
Increase (decrease) in rental income	$11,550	$8,363		$(2,110)	$5,348		$(51)

Tenant reimbursement income
Acquisitions (1)	$92	$-		$-	$92		$-
Dispositions (2)	(549)	-		(549)	-		-
Same store operations	1,983	1,215		129	639		-
Increase (decrease) in tenant
reimbursement income	$1,526	$1,215		$(420)	$731		$-

Fee and other income
Property management	$(197)	$-		$-	$-		$(197)
Asset management	225	-		-	-		225
Acquisition, disposition and leasing	(1,475)	-		-	-		(1,475)
Other	(308)	-		-	-		(308)
Decrease in fee income	(1,755)	-		-	-		(1,755)
Acquisitions (1)	33	-		-	33		-
Dispositions (2)	(5)	-		(5)	-		-
Lease termination income	607	(476)		-	1,083		-
Other income	870	(56)		234	615		77
Increase (decrease) in other income	1,505	(532)		229	1,731		77
(Decrease) increase in fee and other income	$(250)	$(532)		$229	$1,731		$(1,678)

Total increase (decrease) in revenues	$12,826	$9,046		$(2,301)	$7,810		$(1,729)

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents revenues attributable to 2099 Pennsylvania Avenue in Washington, D.C. (sold in August 2018) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to an increase in occupancy at 1633 Broadway and 1301 Avenue of the Americas.
(4)	Primarily due to an increase in occupancy at 50 Beale Street.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $149,323,000 for the three months ended September 30, 2018, compared to $149,523,000 for the three months ended September 30, 2017, a decrease of $200,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$519	$-	$-	$519	$-
Dispositions (2)	(958)	-	(958)	-	-
Same store operations	2,017	1,610	(147)	592	(38)
Bad debt expense	(31)	38	-	(69)	-
Increase (decrease) in operating	$1,547	$1,648	$(1,105)	$1,042	$(38)

Depreciation and amortization
Acquisitions (1)	$1,176	$-	$-	$1,176	$-
Dispositions (2)	(798)	-	(798)	-	-
Operations	(2,283)	647	(716)	(2,438)	224
(Decrease) increase in depreciation
and amortization	$(1,905)	$647	$(1,514)	$(1,262)	$224

General and administrative
Stock-based compensation	$505	$-	$-	$-	$505
Mark-to-market of investments
in our deferred compensation plan	178	-	-	-	178	(3)
Operations	(701)	-	-	-	(701)
Decrease in general and
administrative	$(18)	$-	$-	$-	$(18)

Increase in transaction related costs	$176	$-	$-	$-	$176

Total (decrease) increase in expenses	$(200)	$2,295	$(2,619)	$(220)	$344

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)	Represents expenses attributable to 2099 Pennsylvania Avenue in Washington, D.C. (sold in August 2018) for the months in which it was not owned by us in both reporting periods.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $472,000 for the three months ended September 30, 2018, compared to $671,000 for the three months ended September 30, 2017, a decrease of $199,000. This decrease was primarily due to lower income at One Steuart Lane (formerly 75 Howard Street) in the three months ended September 30, 2018.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $188,000 for the three months ended September 30, 2018, compared to $3,930,000 for the three months ended September 30, 2017, a decrease in loss of $3,742,000. This decrease was primarily due to a reversal of carried interest in the three months ended September 30, 2017 of $3,397,000.

Interest and Other Income (Loss), net

Interest and other income was $2,778,000 for the three months ended September 30, 2018, compared to a loss of $17,668,000 for the three months ended September 30, 2017, an increase in income of $20,446,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$19,588
Increase in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	178
Other, net (primarily higher interest income)	680
Total increase	$20,446

(1)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share was $4,780, and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interests and accordingly, we wrote off our preferred equity investment.

Interest and Debt Expense

Interest and debt expense was $37,105,000 for the three months ended September 30, 2018, compared to $35,733,000 for the three months ended September 30, 2017, an increase in expense of $1,372,000. This increase resulted from:

(Amounts in thousands)
Higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway	$1,012
$228 million assumption of existing debt at 50 Beale Street upon acquisition in July 2017	358
Other, net	2
Total increase	$1,372

Gain on Sale of Real Estate

In the three months ended September 30, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018.

Income Tax (Expense) Benefit

Income tax expense was $1,814,000 for the three months ended September 30, 2018, compared to a benefit of $1,010,000 for the three months ended September 30, 2017, an increase in expense of $2,824,000. This increase was primarily due to (i) $1,248,000 of “sting” taxes in connection with the sale of real estate in the three months ended September 30, 2018 and (ii) a lower expense in the three months ended September 30, 2017 resulting from a true-up of the prior year income tax provision.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $2,713,000 for the three months ended September 30, 2018, compared to net loss of $14,217,000 for the three months ended September 30, 2017, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $16,930,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$14,808
Higher income attributable to One Market Plaza and 50 Beale Street	2,137
Lower preferred equity investment income ($703 in 2018, compared to $718 in 2017)	(15)
Total increase	$16,930

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $86,000 for the three months ended September 30, 2018, compared to $114,000 for the three months ended September 30, 2017, a decrease in income attributable to the noncontrolling interests of $28,000.

Net Income (Loss) Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $3,931,000 for the three months ended September 30, 2018, compared to net loss of $1,086,000 for the three months ended September 30, 2017, an increase in income attributable to noncontrolling interests of $5,017,000. This increase resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended September 30, 2018.

Results of Operations - Nine Months Ended September 30, 2018 and 2017

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$500,868	$469,961	$30,907
Tenant reimbursement income	42,989	38,761	4,228
Fee and other income	24,429	29,988	(5,559)
Total revenues	568,286	538,710	29,576
EXPENSES:
Operating	206,435	197,696	8,739
Depreciation and amortization	194,541	198,143	(3,602)
General and administrative	44,278	44,624	(346)
Transaction related costs	863	1,051	(188)
Real estate impairment loss	46,000	-	46,000
Total expenses	492,117	441,514	50,603
Operating income	76,169	97,196	(21,027)
Income from unconsolidated joint ventures	2,931	19,143	(16,212)
Loss from unconsolidated real estate funds	(268)	(6,053)	5,785
Interest and other income (loss), net	6,888	(11,982)	18,870
Interest and debt expense	(109,996)	(107,568)	(2,428)
Loss on early extinguishment of debt	-	(7,877)	7,877
Gain on sale of real estate	36,845	133,989	(97,144)
Unrealized gain on interest rate swaps	-	1,802	(1,802)
Net income before income taxes	12,569	118,650	(106,081)
Income tax expense	(2,171)	(4,242)	2,071
Net income	10,398	114,408	(104,010)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,520)	11,029	(16,549)
Consolidated real estate fund	(668)	(20,195)	19,527
Operating Partnership	(381)	(12,068)	11,687
Net income attributable to common stockholders	$3,829	$93,174	$(89,345)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $568,286,000 for the nine months ended September 30, 2018, compared to $538,710,000 for the nine months ended September 30, 2017, an increase of $29,576,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$19,202	$-		$-	$19,202		$-
Dispositions (2)	(13,090)	-		(13,090)	-		-
Same store operations	25,268	23,953	(3)	(188)	2,865	(4)	(1,362)
Other, net	(473)	194		-	(667)		-
Increase (decrease) in rental income	$30,907	$24,147		$(13,278)	$21,400		$(1,362)

Tenant reimbursement income
Acquisitions (1)	$965	$-		$-	$965		$-
Dispositions (2)	(1,341)	-		(1,341)	-		-
Same store operations	4,604	2,683		1,332	589		-
Increase (decrease) in tenant
reimbursement income	$4,228	$2,683		$(9)	$1,554		$-

Fee and other income
Property management	$(347)	$-		$-	$-		$(347)
Asset management	(967)	-		-	-		(967)
Acquisition and disposition	(5,295)	-		-	-		(5,295)
Other	(276)	-		-	-		(276)
Decrease in fee income	(6,885)	-		-	-		(6,885)
Acquisitions (1)	347	-		-	347		-
Dispositions (2)	(99)	-		(99)	-		-
Lease termination income	(297)	(514)		-	217		-
Other income	1,375	(15)		44	1,395		(49)
Increase (decrease) in other income	1,326	(529)		(55)	1,959		(49)
(Decrease) increase in fee
and other income	$(5,559)	$(529)		$(55)	$1,959		$(6,934)

Total increase (decrease) in revenues	$29,576	$26,301		$(13,342)	$24,913		$(8,296)

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)

Represents revenues attributable to Waterview and 2099 Pennsylvania Avenue in Washington, D.C. (sold in May 2017 and August 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(3)	Primarily due to an increase in occupancy at 1633 Broadway and 1301 Avenue of the Americas.
(4)

Primarily due to an increase in occupancy at 50 Beale Street, partially offset by $2,422 of income, in the nine months ended September 30, 2017, from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, transaction related costs and real estate impairment loss, were $492,117,000 for the nine months ended September 30, 2018, compared to $441,514,000 for the nine months ended September 30, 2017, an increase of $50,603,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Operating
Acquisitions (1)	$6,797	$-	$-	$6,797	$-
Dispositions (2)	(4,690)	-	(4,690)	-	-
Same store operations	6,519	5,871	(323)	1,753	(782)
Bad debt expense	113	182	-	(69)	-
Increase (decrease) in operating	$8,739	$6,053	$(5,013)	$8,481	$(782)

Depreciation and amortization
Acquisitions (1)	$11,154	$-	$-	$11,154	$-
Dispositions (2)	(798)	-	(798)	-	-
Operations	(13,958)	108	(278)	(14,125)	337
(Decrease) increase in depreciation
and amortization	$(3,602)	$108	$(1,076)	$(2,971)	$337

General and administrative
Stock-based compensation	$3,553	$-	$-	$-	$3,553	(3)
Mark-to-market of investments
in our deferred compensation plan	(2,256)	-	-	-	(2,256)	(4)
Operations	(1,643)	-	-	-	(1,643)
Decrease in general
and administrative	$(346)	$-	$-	$-	$(346)

Decrease in transaction related costs	$(188)	$-	$-	$-	$(188)

Real estate impairment loss in 2018	$46,000	$-	$46,000	$-	$-

Total increase (decrease) in expenses	$50,603	$6,161	$39,911	$5,510	$(979)

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)

Represents expenses attributable to Waterview and 2099 Pennsylvania Avenue in Washington, D.C. (sold in May 2017 and August 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(3)	Primarily due to additional expense from stock awards granted in the current year.
(4)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,931,000 for the nine months ended September 30, 2018, compared to $19,143,000 for the nine months ended September 30, 2017, a decrease of $16,212,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($3,166 in 2018, compared to $19,030 in 2017) (1)	$(15,864)
Other	(348)
Total decrease	$(16,212)

(1)

As of September 30, 2018, our basis in the partnership was negative $20,256 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $268,000 for the nine months ended September 30, 2018, compared to $6,053,000 for the nine months ended September 30, 2017, a decrease of $5,785,000. This decrease was primarily due to a reversal of carried interest in the nine months ended September 30, 2017 of $5,590,000.

Interest and Other Income (Loss), net

Interest and other income was $6,888,000 for the nine months ended September 30, 2018, compared to a loss of $11,982,000 for the nine months ended September 30, 2017, an increase in income of $18,870,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$19,588
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	(2,256)
Decrease in preferred equity investment income ($2,746 in 2018, compared to $3,327 in 2017) (2)	(581)
Other, net (primarily higher interest income)	2,119
Total increase	$18,870

(1)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share was $4,780, and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interests and accordingly, we wrote off our preferred equity investment.

(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $669 and $819 for the nine months ended September 30, 2018 and 2017, respectively.

Interest and Debt Expense

Interest and debt expense was $109,996,000 for the nine months ended September 30, 2018, compared to $107,568,000 for the nine months ended September 30, 2017, an increase in expense of $2,428,000. This increase resulted from:

(Amounts in thousands)
$228 million assumption of existing debt at 50 Beale Street upon acquisition in July 2017	$4,519
Higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway	2,812
$171 million of debt repayments at 1899 Pennsylvania Avenue and Liberty Place in May 2017	(2,724)
Lower amounts outstanding under our revolving credit facility	(1,331)
$975 million refinancing of One Market Plaza in January 2017	(767)
Other, net	(81)
Total increase	$2,428

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $7,877,000 for the nine months ended September 30, 2017 and represents costs related to (i) the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing and (ii) the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017.

Gain on Sale of Real Estate

In the nine months ended September 30, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018. In the nine months ended September 30, 2017, we recognized a $133,989,000 gain on sale of real estate, comprised of (i) an $110,583,000 gain on sale of Waterview, which was sold for $460,000,000 in May 2017 and (ii) a $23,406,000 gain on sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the nine months ended September 30, 2017 and represents gains relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017.

Income Tax Expense

Income tax expense was $2,171,000 for the nine months ended September 30, 2018, compared to $4,242,000 for the nine months ended September 30, 2017, a decrease of $2,071,000. This decrease was primarily due to higher taxable income in the nine months ended September 30, 2017, partially offset by $1,248,000 of “sting” taxes in connection with the sale of real estate in the nine months ended September 30, 2018.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $5,520,000 for the nine months ended September 30, 2018, compared to net loss of $11,029,000 for the nine months ended September 30, 2017, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $16,549,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$14,808
Higher income attributable to One Market Plaza ($5,009 in 2018, compared to $2,251 in 2017)(1)	2,758
Increase in loss attributable to 50 Beale Street ($1,566 in 2018, compared to $980 in 2017)	(586)
Lower preferred equity investment income ($2,077 in 2018, compared to income of $2,508 in 2017)	(431)
Total increase	$16,549

(1)	Primarily due to lower interest expense in 2018 and costs related to early repayment of One Market Plaza’s debt in connection with its refinancing in 2017.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $668,000 for the nine months ended September 30, 2018, compared to $20,195,000 for the nine months ended September 30, 2017, a decrease in income attributable to the noncontrolling interests of $19,527,000. This decrease was primarily due to noncontrolling interests share of the gain on the sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $381,000 for the nine months ended September 30, 2018, compared to $12,068,000 for the nine months ended September 30, 2017, a decrease in income attributable to noncontrolling interests of $11,687,000. This decrease resulted from a lower net income subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2018.

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

As of September 30, 2018, we had $1.570 billion of liquidity comprised of $538,725,000 of cash and cash equivalents, $30,902,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of September 30, 2018, our outstanding consolidated debt aggregated $3.6 billion. We had no amounts outstanding under our revolving credit facility as of September 30, 2018 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On September 14, 2018, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the third quarter ending September 30, 2018, which was paid on October 15, 2018 to stockholders of record as of the close of business on September 28, 2018. This dividend policy, if continued, would require us to pay out approximately $26,300,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2018, our unconsolidated joint ventures had $896,700,000 of outstanding indebtedness, of which our share was $180,869,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of October 31, 2018, we have repurchased an aggregate of 3,443,000 shares, or $50,000,000 of our common stock, at a weighted average price of $14.53 per share. Of this amount, 236,674 shares, or $3,569,000 of our common stock, was repurchased in the three months ended September 30, 2018, at a weighted average price of $15.08 per share. As of November 1, 2018, we have $150,000,000 available for future repurchases. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2018, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $38,900,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $569,627,000 and $250,425,000 as of September 30, 2018 and December 31, 2017, respectively. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$134,168	$102,071
Investing activities	223,127	321,789
Financing activities	(38,093)	(398,851)

Operating Activities

Nine months ended September 30, 2018 – We generated $134,168,000 of cash from operating activities for the nine months ended September 30, 2018, primarily from (i) $176,167,000 of net income (before $156,614,000 of noncash adjustments, $46,000,000 of real estate impairment loss and $36,845,000 of gain on sale of real estate) and (ii) $5,142,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $47,141,000 of net changes in operating assets and liabilities. Noncash adjustments of $156,614,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Nine months ended September 30, 2017 – We generated $102,071,000 of cash from operating activities for the nine months ended September 30, 2017, primarily from (i) $149,199,000 of net income (before $168,780,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $3,655,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $50,783,000 of net changes in operating assets and liabilities. Noncash adjustments of $168,780,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, impairment loss on preferred equity investment and amortization of stock-based compensation.

Investing Activities

Nine months ended September 30, 2018 – We generated $223,127,000 of cash from investing activities for the nine months ended September 30, 2018, primarily from (i) $349,013,000 of proceeds from the sales of real estate, (ii) $3,160,000 from the net sales of marketable securities (which are held in our deferred compensation plan), partially offset by, (iii) $85,621,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iv) $25,491,000 for investments in unconsolidated joint ventures, (v) $15,680,000 for escrow deposits and loans receivable for RDF and (vi) $2,254,000 for contributions to our unconsolidated real estate funds.

Nine months ended September 30, 2017 – We generated $321,789,000 of cash from investing activities for the nine months ended September 30, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate and (ii) $33,059,000 of net distributions from unconsolidated joint ventures and real estate funds, partially offset by, (iii) $161,184,000 for acquisition of real estate, (iv) $59,255,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (v) $28,886,000 for investments in unconsolidated joint ventures and (vi) $2,278,000 for net purchases of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Nine months ended September 30, 2018 – We used $38,093,000 of cash for financing activities for the nine months ended September 30, 2018, primarily due to (i) $78,458,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $10,583,000 for distributions to noncontrolling interests, (iii) $6,351,000 for the payment of debt issuance costs and (iv) $3,569,000 for the repurchase of common shares, partially offset by, (v) $44,381,000 of contributions from noncontrolling interests and (vi) $16,700,000 of proceeds from notes and mortgages payable.

Nine months ended September 30, 2017 – We used $398,851,000 of cash for financing activities for the nine months ended September 30, 2017, primarily due to (i) $1,044,821,000 for repayment of notes and mortgages payable and $7,877,000 for the loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility (iii) $115,549,000 for distributions to noncontrolling interests, (iv) $75,569,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities and (vi) $7,344,000 for the payment of debt issuance costs, partially offset by, (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $100,777,000 of contributions from noncontrolling interests, primarily from the acquisition of 50 Beale Street, (ix) $60,000,000 of borrowings under the revolving credit facility and (x) $9,555,000 from the refund of transfer taxes.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of property-related revenue (which includes rental income, tenant reimbursement income, lease termination income and certain other income) less operating expenses (which includes building expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, net, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level.

The following tables present reconciliations of net income (loss) to NOI and Cash NOI for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$44,261	$8,464	$41,026	$8,856	$(14,085)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	64,610	38,687	3,903	21,324	696
General and administrative	14,452	-	-	-	14,452
Interest and debt expense	37,105	23,573	-	12,383	1,149
Transaction related costs	450	-	-	-	450
Income tax expense	1,814	-	-	2	1,812
NOI from unconsolidated joint ventures	4,448	4,356	-	-	92
Income from unconsolidated joint ventures	(472)	(442)	-	-	(30)
Loss from unconsolidated real estate funds	188	-	-	-	188
Fee income	(4,079)	-	-	-	(4,079)
Interest and other income, net	(2,778)	-	(181)	(203)	(2,394)
Gain on sale of real estate	(36,845)	-	(36,845)	-	-
NOI	123,154	74,638	7,903	42,362	(1,749)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,303)	-	-	(18,303)	-
Consolidated real estate fund	7	-	-	-	7
Paramount’s share of NOI	$104,858	$74,638	$7,903	$24,059	$(1,742)

NOI	$123,154	$74,638	$7,903	$42,362	$(1,749)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(15,752)	(9,254)	(2,184)	(4,292)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,724)	534	(330)	(3,928)	-
Cash NOI	103,678	65,918	5,389	34,142	(1,771)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,968)	-	-	(14,968)	-
Consolidated real estate fund	7	-	-	-	7
Paramount’s share of Cash NOI	$88,717	$65,918	$5,389	$19,174	$(1,764)

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(25,403)	$2,870	$3,698	$1,114	$(33,085)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	66,515	38,040	5,417	22,586	472
General and administrative	14,470	-	-	-	14,470
Interest and debt expense	35,733	22,562	-	12,026	1,145
Transaction related costs	274	-	-	-	274
Income tax (benefit) expense	(1,010)	-	-	1	(1,011)
NOI from unconsolidated joint ventures	4,993	4,815	-	-	178
Income from unconsolidated joint ventures	(671)	(551)	-	-	(120)
Loss from unconsolidated real estate funds	3,930	-	-	-	3,930
Fee income	(5,834)	-	-	-	(5,834)
Interest and other loss (income), net	17,668	(37)	(16)	(133)	17,854
NOI	110,665	67,699	9,099	35,594	(1,727)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,307)	-	-	(15,307)	-
Consolidated real estate fund	(21)	-	-	-	(21)
Paramount’s share of NOI	$95,337	$67,699	$9,099	$20,287	$(1,748)

NOI	$110,665	$67,699	$9,099	$35,594	$(1,727)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(11,402)	(8,455)	106	(3,025)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,017)	1,060	(547)	(3,530)	-
Cash NOI	96,246	60,304	8,658	29,039	(1,755)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(12,412)	-	-	(12,412)	-
Consolidated real estate fund	(21)	-	-	-	(21)
Paramount’s share of Cash NOI	$83,813	$60,304	$8,658	$16,627	$(1,776)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$10,398	$25,058	$3,277	$21,763	$(39,700)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	194,541	115,242	14,955	62,393	1,951
General and administrative	44,278	-	-	-	44,278
Interest and debt expense	109,996	69,585	-	36,823	3,588
Transaction related costs	863	-	-	-	863
Income tax expense	2,171	-	-	10	2,161
NOI from unconsolidated joint ventures	13,757	13,514	-	-	243
Income from unconsolidated joint ventures	(2,931)	(2,875)	-	-	(56)
Loss from unconsolidated real estate funds	268	-	-	-	268
Fee income	(12,953)	-	-	-	(12,953)
Interest and other income, net	(6,888)	-	(181)	(548)	(6,159)
Real estate impairment loss	46,000	-	46,000	-	-
Gain on sale of real estate	(36,845)	-	(36,845)	-	-
NOI	362,655	220,524	27,206	120,441	(5,516)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(50,991)	-	-	(50,991)	-
Consolidated real estate fund	20	-	-	-	20
Paramount’s share of NOI	$311,684	$220,524	$27,206	$69,450	$(5,496)

NOI	$362,655	$220,524	$27,206	$120,441	$(5,516)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(45,802)	(30,259)	(1,822)	(13,736)	15
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(12,122)	1,624	(1,427)	(12,319)	-
Cash NOI	304,731	191,889	23,957	94,386	(5,501)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,599)	-	-	(41,599)	-
Consolidated real estate fund	20	-	-	-	20
Paramount’s share of Cash NOI	$263,152	$191,889	$23,957	$52,787	$(5,481)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to
NOI and Cash NOI:
Net income (loss)	$114,408	$23,921	$122,237	$4,942	$(36,692)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	198,143	115,134	16,031	65,364	1,614
General and administrative	44,624	-	-	-	44,624
Interest and debt expense	107,568	66,754	2,724	32,983	5,107
Loss on early extinguishment of debt	7,877	-	5,162	2,715	-
Transaction related costs	1,051	-	-	-	1,051
Income tax expense	4,242	-	-	9	4,233
NOI from unconsolidated joint ventures	14,774	14,406	-	-	368
Income from unconsolidated joint ventures	(19,143)	(18,949)	-	-	(194)
Loss from unconsolidated real estate funds	6,053	-	-	-	6,053
Fee income	(19,838)	-	-	-	(19,838)
Interest and other loss (income), net	11,982	(98)	(36)	(202)	12,318
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	335,950	201,168	35,535	104,009	(4,762)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(39,536)	-	-	(39,536)	-
Consolidated real estate fund	(507)	-	-	-	(507)
Paramount’s share of NOI	$295,907	$201,168	$35,535	$64,473	$(5,269)

NOI	$335,950	$201,168	$35,535	$104,009	$(4,762)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(44,121)	(29,968)	(1,290)	(12,868)	5
Amortization of above and below-market leases, net	(13,716)	4,017	(1,644)	(16,089)	-
Cash NOI	278,113	175,217	32,601	75,052	(4,757)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(29,240)	-	-	(29,240)	-
Consolidated real estate fund	(507)	-	-	-	(507)
Paramount’s share of Cash NOI	$248,366	$175,217	$32,601	$45,812	$(5,264)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months and nine months September 30, 2018 and 2017. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, bad debt expense and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the three
months ended September 30, 2018 (1)	$104,858	$74,638	$7,903	$24,059	$(1,742)
Acquisitions (2)	(587)	-	-	(587)	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(506)	(28)	-	(478)	-
Other, net	56	52	-	4	-
Paramount’s share of Same Store NOI for
the three months ended September 30, 2018	$103,821	$74,662	$7,903	$22,998	$(1,742)

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the three
months ended September 30, 2017 (1)	$95,337	$67,699	$9,099	$20,287	$(1,748)
Acquisitions	-	-	-	-	-
Dispositions (3)	(1,208)	-	(1,208)	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(886)	(665)	-	(221)	-
Other, net	241	208	-	39	(6)
Paramount’s share of Same Store NOI for
the three months ended September 30, 2017	$93,484	$67,242	$7,891	$20,105	$(1,754)

Increase in Same Store NOI	$10,337	$7,420	$12	$2,893	$12

% Increase	11.1%	11.0%	0.2%	14.4%

(1)	See page 56 “Non-GAAP Financial Measures – Net Operating Income (“NOI”) for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)	Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue in Washington, D.C.) for the months in which they were not owned by us in both reporting periods

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total		New York	Washington, D.C.		San Francisco	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2018 (1)	$88,717		$65,918	$5,389		$19,174	$(1,764)
Acquisitions (2)	(458)		-	-		(458)	-
Dispositions	-		-	-		-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(506)		(28)	-		(478)	-
Other, net	56		52	-		4	-
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2018	$87,809		$65,942	$5,389		$18,242	$(1,764)

	For the Three Months Ended September 30, 2017
(Amounts in thousands)	Total		New York	Washington, D.C.		San Francisco	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2017 (1)	$83,813		$60,304	$8,658		$16,627	$(1,776)
Acquisitions	-		-	-		-	-
Dispositions (3)	(1,059)		-	(1,059)		-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(886)		(665)	-		(221)	-
Other, net	32		14	-		24	(6)
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2017	$81,900		$59,653	$7,599		$16,430	$(1,782)

Increase in Same Store Cash NOI	$5,909 (4)		$6,289	$(2,210	)(4)	$1,812	$18

% Increase (decrease)	7.2%	(4)	10.5%	(29.1%)	(4)	11.0%

(1)	See page 56 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to acquired properties (50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)	Represents our share of Cash NOI attributable to sold properties (2099 Pennsylvania Avenue in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.
(4)

Results primarily from free rent at 425 Eye Street in the three months ended September 30, 2018. Excluding this free rent from the current year, Same Store Cash NOI would have increased by 10.6% for the total portfolio and 6.9% for our Washington, D.C. portfolio.

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the nine months
ended September 30, 2018 (1)	$311,684		$220,524	$27,206	$69,450	$(5,496)
Acquisitions (2)	(5,254)		(173)	-	(5,081)	-
Dispositions	-		-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(750)		(272)	-	(478)	-
Other, net	230		226	-	4	-
Paramount’s share of Same Store NOI for
the nine months ended September 30, 2018	$305,910		$220,305	$27,206	$63,895	$(5,496)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total		New York	Washington, D.C.	San Francisco	Other
Paramount’s share of NOI for the nine months
ended September 30, 2017 (1)	$295,907		$201,168	$35,535	$64,473	$(5,269)
Acquisitions	-		-	-	-	-
Dispositions (3)	(9,840)		-	(9,840)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(1,993)		(906)	-	(1,087)	-
Other, net	(544)		238	-	(659)	(123)
Paramount’s share of Same Store NOI for
the nine months ended September 30, 2017	$283,530		$200,500	$25,695	$62,727	$(5,392)

Increase (decrease) in Same Store NOI	$22,380	(4)	$19,805	$1,511	$1,168 (4)	$(104)

% Increase	7.9%	(4)	9.9%	5.9%	1.9%	(4)

(1)	See page 56 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents our share of NOI attributable to sold properties (Waterview and 2099 Pennsylvania Avenue in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.
(4)

Same Store NOI in the nine months ended September 30, 2017 included income from the accelerated amortization of a below-market lease liability in connection with a tenant’s lease modification. Excluding this income from the prior year, Same Store NOI would have increased by 8.8% for the total portfolio and 6.0% for our San Francisco portfolio.

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total		New York	Washington, D.C.		San Francisco	Other
Paramount’s share of Cash NOI for the nine
months ended September 30, 2018 (1)	$263,152		$191,889	$23,957		$52,787	$(5,481)
Acquisitions (2)	(4,188)		(215)	-		(3,973)	-
Dispositions	-		-	-		-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(750)		(272)	-		(478)	-
Other, net	230		226	-		4	-
Paramount’s share of Same Store Cash NOI
for the nine months ended September 30, 2018	$258,444		$191,628	$23,957		$48,340	$(5,481)

	For the Nine Months Ended September 30, 2017
(Amounts in thousands)	Total		New York	Washington, D.C.		San Francisco	Other
Paramount’s share of Cash NOI for the nine
months ended September 30, 2017 (1)	$248,366		$175,217	$32,601		$45,812	$(5,264)
Acquisitions	-		-	-		-	-
Dispositions (3)	(9,691)		-	(9,691)		-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(1,993)		(906)	-		(1,087)	-
Other, net	(55)		44	-		24	(123)
Paramount’s share of Same Store Cash NOI
for the nine months ended September 30, 2017	$236,627		$174,355	$22,910		$44,749	$(5,387)

Increase (decrease) in Same Store Cash NOI	$21,817 (4)		$17,273	$1,047 (4)		$3,591	$(94)

% Increase	9.2%	(4)	9.9%	4.6%	(4)	8.0%

(1)	See page 56 “Non-GAAP Financial Measures – Net Operating Income (“NOI”)” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)

Represents our share of Cash NOI attributable to sold properties (Waterview and 2099 Pennsylvania Avenue in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

(4)

Same Store Cash NOI in the nine months ended September 30, 2018 included free rent at 425 Eye Street. Excluding this free rent from the current year, Same Store Cash NOI would have increased by 10.4% for the total portfolio and 16.5% for our Washington, D.C. portfolio.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2018	2017	2018	2017
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$44,261	$(25,403)	$10,398	$114,408
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	66,533	68,523	200,404	204,023
Real estate impairment loss	-	-	46,000	-
Gain on sale of depreciable real estate	(36,845)	-	(36,845)	(110,583)
FFO	73,949	43,120	219,957	207,848
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,432)	5,152	(33,479)	(9,783)
Consolidated real estate fund	(86)	(114)	(668)	(20,530)
Operating Partnership	(5,825)	(4,628)	(17,616)	(20,098)
FFO attributable to common stockholders	$55,606	$43,530	$168,194	$157,437
Per diluted share	$0.23	$0.18	$0.70	$0.67

FFO	$73,949	$43,120	$219,957	$207,848
Non-core items:
"Sting" taxes in connection with the sale of real estate	1,248	-	1,248	-
Transaction related costs	450	274	863	1,051
Our share of earnings from 712 Fifth Avenue in excess of distributions received and (distributions in excess of earnings)	398	691	81	(14,381)
Realized and unrealized loss from unconsolidated real estate funds	270	4,034	475	6,281
After-tax net gain on sale of residential condominium land parcel	-	-	-	(21,568)
Valuation allowance on preferred equity investment	-	19,588	-	19,588
Loss on early extinguishment of debt	-	-	-	7,877
Unrealized gain on interest rate swaps (including our
share of unconsolidated joint ventures)	-	-	-	(2,750)
Core FFO	76,315	67,707	222,624	203,946
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,432)	(9,656)	(33,479)	(25,057)
Consolidated real estate fund	(86)	(114)	(668)	(242)
Operating Partnership	(6,049)	(5,568)	(17,867)	(20,208)
Core FFO attributable to common stockholders	$57,748	$52,369	$170,610	$158,439
Per diluted share	$0.24	$0.22	$0.71	$0.67

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	240,447,921	239,445,810	240,365,882	235,151,398
Effect of dilutive securities	41,217	24,653	25,302	26,285
Denominator for FFO and Core FFO per diluted share	240,489,138	239,470,463	240,391,184	235,177,683

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2018.

Property	Rate	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$-	$1,000,000	$-	$1,000,000	$1,019,844
1301 Avenue of the Americas	3.05%	-	-	-	500,000	-	-	500,000	482,506
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	476,338
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	966,115
50 Beale Street	3.65%	-	-	-	228,000	-	-	228,000	224,171
Total Fixed Rate Debt	3.66%	$-	$-	$-	$728,000	$1,000,000	$1,475,000	$3,203,000	$3,168,974

Variable Rate Debt:
1633 Broadway	3.85%	$-	$-	$-	$-	$46,800	$-	$46,800	$47,729
1301 Avenue of the Americas	3.93%	-	-	-	350,000	-	-	350,000	355,984
$1.0 Billion Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.92%	$-	$-	$-	$350,000	$46,800	$-	$396,800	$403,713

Total Consolidated Debt	3.69%	$-	$-	$-	$1,078,000	$1,046,800	$1,475,000	$3,599,800	$3,572,687

(1)	All of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $896,700,000 of outstanding indebtedness as of September 30, 2018, of which our share was $180,869,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of September 30, 2018.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2018
(Amounts in thousands)
1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$11,151
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	9,720
1633 Broadway (1)	400,000	Dec-2015	Dec-2020	1.65%	10,020
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	2,385
Total interest rate swap assets designated as cash flow hedges (included in “other assets”)					$33,276

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of September 30, 2018			As of December 31, 2017
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$396,800	3.92%	$3,968	$380,100	3.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$2,945,458	3.63%	$3,968	$2,928,758	3.54%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	4.61%	$288	$28,808	3.93%
Fixed rate (1)	152,061	3.41%	-	152,182	3.41%
	$180,869	3.60%	$288	$180,990	3.49%

Noncontrolling interests' in the Operating Partnership share of above			$(400)
Total change in annual net income			$3,856
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 65.

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

As of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2018, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During the three months ended September 30, 2018, we repurchased the following shares under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2018	-	$-	-	$200,000,000
August 2018	-	-	-	200,000,000
September 2018	236,674	15.08	236,674	196,431,431

Subsequent to the end of quarter and through October 31, 2018, we have repurchased an additional 3,206,379 shares at a weighted average price of $14.49 per share. Accordingly, we have repurchased an aggregate of 3,443,000 shares at a weighted average share price of $14.53 per share through October 31, 2018. As of November 1, 2018, we have $150,000,000 available for future repurchases. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

Paramount Group, Inc.

Date: November 5, 2018	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)