Form 10-K
period 2018-12-31
Paramount Group, Inc.
filed 2019-02-13
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2018

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

As of January 31, 2019, there were 233,214,341 shares of the registrant’s common stock outstanding.

As of June 30, 2018, the aggregate market value of the 206,672,016 shares of common stock held by non-affiliates of the Registrant was $3,182,749,000 based on the June 29, 2018 closing share price of our common stock of $15.40 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 16, 2019) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X, for 712 Fifth Avenue, L.P. and Paramount Group Real Estate Fund VII, LP.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2018, portions of which are incorporated by reference herein.

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

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We conduct our business through, and substantially all our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.3% of the Operating Partnership as of December 31, 2018. As of December 31, 2018, our portfolio consisted of 12 Class A office properties aggregating approximately 11.9 million square feet that was 97.0% leased and 95.1% occupied.

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

•

Demonstrated Acquisition and Operational Expertise. Over the past 21 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Barclays Capital, Inc., Clifford Chance LLP, Morgan Stanley, Credit Agricole Corporate & Investment Bank, Norton Rose Fulbright, Showtime Networks Inc., TD Bank, N.A., Warner Music Group, Google Inc. and First Republic Bank.

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of vacant and expiring leases in our portfolio.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2018, our share of net debt to enterprise value was 46.2% and we had $339.7 million of cash and cash equivalents and a $1.0 billion revolving credit facility.

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

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 22 years, and has worked at our company for an average of 12 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

Objectives and Strategy

Our primary business objective is to enhance shareholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;

•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and

•	Proactively managing our portfolio to increase occupancy and rental rates.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2018, 2017 and 2016.

Employees

As of December 31, 2018, we had 321 employees, including 95 corporate employees and 226 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated May 3, 2018 contained in our Registration Statement on Form S-3 filed with the SEC on May 3, 2018.

Consolidated Appropriations Act

The Consolidated Appropriations Act amended various provisions of the Code and implicates certain tax-related disclosures contained in the prospectus.  The discussion contained in the two paragraphs under “Certain United States Federal Income Tax Considerations–Taxation of Non-U.S. Stockholders–Special FIRPTA Rules” is replaced with the following two paragraphs:

For periods on or after December 18, 2015, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a U.S. real property interest (“USRPI”). Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a non-U.S. stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

Recent FATCA Proposed Treasury Regulations

On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions). As a result, the discussion in the final sentence of the discussion under “Certain United States Federal Income Tax Considerations–Taxation of Non-U.S. Stockholders–FATCA Withholding on Certain Foreign Accounts and Entities” is deleted and replaced with the following:

While withholding under FATCA would have applied to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends after December 31, 2018, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. Withholding under FATCA currently applies with respect to other withholding payments, including, e.g., U.S. source interest and dividends.

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

As of December 31, 2018, approximately 59% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2018, the vacancy rate of our portfolio was 3.0%. In addition, 4.7% of the square footage of the properties in our portfolio will expire by the end of 2019. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.

To the extent that we continue to engage in redevelopment and repositioning activities with respect to our properties, we will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or material shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 25% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial up front investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which, under the Tax Cuts and Jobs Act (the “TCJA”), was reduced from 35% to 21%, on certain built-in gains recognized in connection with a taxable disposition of a number of our properties acquired in the Formation Transactions for a period of up to 5 years following the completion of the Formation Transactions, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

Because of the limited exclusivity requirements of our private equity real estate funds, we may be required to acquire or issue loans, or invest in preferred equity partially through these funds that we otherwise would have acquired solely through our operating partnership, which may prevent our operating partnership from acquiring or issuing loans, or investing in preferred equity and adversely affect our growth prospects. In connection with certain assets that we co-invest in with our private equity real estate funds, specifically those where such funds owns a majority of the joint venture it is expected that such funds will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above.

In addition, because of the exclusivity requirements of our strategic real estate co-investment platform (our investment club) focused on acquiring real estate assets and/or real estate-related equity investments, we may be required to acquire properties through this platform that we otherwise would have acquired through our operating partnership, which may prevent our operating partnership from acquiring attractive investment opportunities and adversely affect our growth prospects. Alternatively, we may choose to co-invest up to 51.0% of the equity required for any property alongside the third-party investors in this platform to the extent we determine it is in our best interest. In connection with any property in which we co-invest, we will have the authority, subject to major decision rights in favor of our joint venture partners, to make a majority of the decisions in connection with such property.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2018, including debt of our unconsolidated joint ventures, we had $4.5 billion of total debt, of which our share is $3.1 billion, substantially all of which was secured debt, and we have $1.0 billion of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Changes in generally accepted accounting principles could adversely affect the operating results and the reported financial performance of us and our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

Extensive regulation of our investment management businesses affects our activities and creates the potential for significant liabilities and penalties, and increased regulatory focus could result in additional burdens on this business.

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention.  In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC and Paramount Group Real Estate Advisor II, LP, are registered with the SEC as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and may be registered as non-EU alternative investment fund managers of Non-EU alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”).  Such registration results in certain aspects of our investment management business being supervised by the SEC, and subject to regulation or reporting requirements by the regulatory bodies of the countries where our subsidiaries are or may be registered in pursuant to the AIFMD. Our investment management business may also, in the future, become subject to notification of sales activities for one or more of our managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

Many of these regulators, including U.S. and foreign government agencies, as well as state securities commissions, are also empowered to conduct investigations and administrative proceedings that can result in fines, compensatory payments, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of an investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity fund managers. In that regard, the SEC’s list of examination priorities includes, among other things, collection of fees and allocation of expenses, marketing and valuation practices, allocation of investment opportunities, and appropriate management of other conflicts of interest such as related party sales, loans or coinvestments, by these fund managers. We may, from time to time, be subject to requests for information or informal or formal investigations by the SEC and other regulatory authorities, and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new investors.

We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, had the effect of reducing the difference between short-term and long-term interest rates. However, the U.S. Federal Reserve ended the latest round of quantitative easing and has raised interest rates. Rising interest rates increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.

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

As of December 31, 2018, $396.8 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

As of December 31, 2018, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

In connection with the registration rights agreement we entered into with the continuing investors who received common units in the Formation Transactions, on May 3, 2018, we filed a shelf registration statement with the SEC to register the primary issuance of the shares of our common stock that they may receive in exchange for their common units. We are required to maintain the effectiveness of this shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders. In addition, share repurchases under our share repurchase program could also increase the volatility of the price of our common stock and could diminish our cash reserves.

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

The existence of our share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions.  Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

We believe our operating partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our operating partnership generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge our operating partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our operating partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code.  If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

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

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities, debt instruments issued by a publicly traded REIT and qualified real estate assets. The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% asset test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets. In addition, securities (other than qualified real estate assets) issued by our TRSs cannot represent more than 25% (for taxable years beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets at the close of any calendar quarter. Further, even though for taxable years beginning after December 31, 2015, debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for accounting principles generally accepted in the United States of America (“GAAP”) purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the effect of limitations on interest and net operating loss deductibility, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business, and, in the case of some of our properties, we may be subject to an entity-level sting tax.

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

Any company treated as our TRS under the Code for U.S. federal income tax purposes and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs (and believe we have conducted our affairs) so that such securities will represent (or have represented) less than 25% (for taxable periods beginning before January 1, 2018) or 20% (for taxable years beginning on or after January 1, 2018) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

The partnership audit rules may alter who bears the liability in the event any subsidiary partnership (such as our operating partnership) is audited and an adjustment is assessed.

In the case of an audit of a partnership for a taxable year beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of adjustment.  The partnership audit rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.  In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us.  However, it is possible that these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

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

On December 22, 2017, President Trump signed into law the TCJA. The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The effect of the significant changes made by the TCJA remains uncertain, and administrative and/or regulatory guidance will be required in order to fully evaluate the effect of many of the provisions contained therein. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2018, our portfolio consisted of 12 Class A office properties aggregating approximately 11.9 million square feet that was 97.0% leased and 95.1% occupied. The following table presents an overview of our portfolio as of December 31, 2018.

(Amounts in thousands, except square feet and per square foot amounts)						Annualized Rent (3)
Property	Submarket	Paramount Ownership	Square Feet	% Leased (1)	% Occupied (2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	100.0%	2,518,597	95.4%	95.4%	$174,341	$74.20
1301 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	1,781,571	97.9%	97.9%	134,544	77.80
1325 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	811,439	96.7%	81.2%	43,331	68.38
31 West 52nd Street	Sixth Avenue / Rock Center	100.0%	763,140	97.5%	95.8%	65,950	87.93
900 Third Avenue	East Side	100.0%	599,317	92.6%	91.6%	39,025	71.56
712 Fifth Avenue	Madison / Fifth Avenue	50.0%	543,411	88.4%	85.5%	51,971	112.48
60 Wall Street	Downtown	5.0%	1,625,483	100.0%	100.0%	73,600	45.28
Subtotal / Weighted Average			8,642,958	96.5%	94.6%	582,762	71.94
Paramount's Ownership Interest			6,827,207	96.0%	93.7%	486,864	77.14

Washington, D.C.:
1899 Pennsylvania Avenue	CBD	100.0%	190,955	100.0%	100.0%	15,722	83.03
Liberty Place	East End	100.0%	174,090	95.8%	94.9%	14,338	86.49
Subtotal / Weighted Average			365,045	98.0%	97.5%	30,060	84.62
Paramount's Ownership Interest			365,045	98.0%	97.5%	30,060	84.62

San Francisco:
One Market Plaza	South Financial District	49.0%	1,583,336	99.0%	97.6%	120,288	77.09
One Front Street	North Financial District	100.0%	646,538	96.3%	96.3%	43,136	68.80
50 Beale Street	South Financial District	31.1%	666,495	99.7%	93.5%	38,156	61.68
Subtotal / Weighted Average			2,896,369	98.5%	96.4%	201,580	71.84
Paramount's Ownership Interest			1,629,653	98.0%	96.6%	113,944	71.94

Total / Weighted Average			11,904,372	97.0%	95.1%	$814,402	$72.32
Paramount's Ownership Interest			8,821,905	96.4%	94.4%	$630,868	$76.45

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)

Except for 60 Wall Street, which is presented on a “triple-net” basis, amounts in this column represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

(4)	Represents office and retail space only.
(5)

Tenant Diversification

As of December 31, 2018, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, legal services, technology and media, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2018.

(Amounts in thousands, except square feet and per square feet amounts)					Our Share of
			Total		Total		% of	Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet		Total		Per Square	Annualized
Tenant	Expiration		Occupied		Occupied		Square Feet	Amount	Foot	Rent
Barclays Capital, Inc.	Dec-2020		497,418		497,418		5.6%	$32,505	$65.35	5.2%
Allianz Global Investors, LP	Jan-2031		320,911		320,911		3.6%	28,726	89.51	4.6%
Credit Agricole Corporate & Investment Bank	Feb-2023		312,679		312,679		3.5%	26,794	85.69	4.2%
Clifford Chance LLP	Jun-2024		328,992		328,992		3.7%	26,538	80.66	4.2%
Norton Rose Fulbright	Sep-2034	(2)	320,325	(2)	320,325	(2)	3.6%	25,537	79.72	4.0%
Morgan Stanley & Company	Mar-2032		260,829		260,829		3.0%	19,532	74.88	3.1%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		293,888		293,888		3.3%	17,423	59.28	2.8%
First Republic Bank	Jun-2025		232,479		232,479		2.6%	15,647	67.31	2.5%
Showtime Networks, Inc.	Jan-2026		238,880		238,880		2.7%	14,852	62.17	2.4%
Kasowitz Benson Torres & Friedman, LLP	Mar-2037		203,394		203,394		2.3%	14,680	72.18	2.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	116,462 of the square feet leased expires on March 31, 2032.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2018.

	Our Share of
		% of		% of
(Amounts in thousands, except square feet)	Square Feet	Occupied	Annualized	Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,864,548	22.5%	$145,232	23.0%
Financial Services - Commercial and Investment Banking	1,909,853	23.0%	140,420	22.3%
Technology and Media	1,618,203	19.5%	111,540	17.7%
Financial Services, all others	951,219	11.5%	82,802	13.1%
Insurance	554,680	6.7%	44,984	7.1%
Retail	190,010	2.3%	19,383	3.1%
Consumer Products	192,620	2.3%	14,876	2.4%
Travel & Leisure	203,575	2.5%	13,780	2.2%
Real Estate	171,683	2.1%	12,754	2.0%
Other	642,339	7.6%	45,097	7.1%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2018 for each of the ten calendar years beginning with the year ending December 31, 2019. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	10,459	8,362	$ 500	$ 50.83	0.1%

2019	548,310	459,482	37,692	81.93	6.0%
2020	724,829	446,356	32,577	72.62	5.1%
2021	1,239,764	1,063,359	71,954	68.83	11.2%
2022	2,288,355	528,018	37,405	79.96	5.8%
2023	769,530	704,152	56,525	83.76	8.8%
2024	715,125	658,689	51,667	78.64	8.0%
2025	1,034,174	693,699	52,621	75.88	8.2%
2026	895,433	720,441	55,166	73.12	8.6%
2027	169,260	131,905	10,716	81.26	1.7%
2028	216,489	193,575	15,157	78.91	2.4%
Thereafter	2,906,375	2,872,731	220,824	76.63	34.1%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.

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

As of December 31, 2018, the vacancy rate of our portfolio was 3.0%. In addition, 558,769 square feet (including month-to-month tenants), or 4.7% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2019, which represents approximately 6.1% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. Real estate fund investments are comprised of the Property Funds and Alternative Investment Fund. The following is a summary of our ownership in these funds and the funds’ ownership in the underlying investments.

Property Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, L.P. (“Fund VII-H”), our Property Funds. Fund VII and Fund VII-H’s sole asset, which they collectively owned 100% of, was 0 Bond Street, a 64,532 square foot creative office building in the NoHo submarket of Manhattan. As of December 31, 2018, our combined ownership interest in Fund VII and Fund VII-H was approximately 7.2%. On January 25, 2019, Fund VII and Fund VII-H sold 0 Bond Street for $130,500,000.

Alternative Investment Funds

We are also the general partner and investment manager of Paramount Group Real Estate Fund VIII L.P. (“Fund VIII”) and Paramount Group Real Estate Fund X L.P. (“Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments.

Fund VIII completed its final closing in April 2016 with $775,200,000 in capital commitments, of which $614,450,000 has been called and substantially invested as of December 31, 2018 and an additional $74,391,000 is reserved for funding future draws on existing mezzanine loans and preferred equity investments. These investments have various stated interest rates ranging from 5.50% to 9.61% and maturities ranging from October 2019 to December 2027. Fund VIII’s investment period is scheduled to end in April 2019, unless extended by us until April 2020. As of December 31, 2018, our ownership interest in Fund VIII was approximately 1.3%.

Fund X completed an initial closing in December 2018, with $167,000,000 in capital commitments, including $10,000,000 from us. As of December 31, 2018, none of the capital has been called.

Residential Development Fund

We also serve as the general partner of the Residential Development Fund (“RDF”). The purpose of RDF is to construct a for sale residential project in San Francisco. We own 7.4% interest in RDF that owns a 25.0% interest in One Steuart Lane (formerly 75 Howard Street), a fully-entitled residential condominium land parcel.

Preferred Equity Investments

As of December 31, 2018, we own a 24.4% interest in PGRESS Equity Holdings L.P. (“PGRESS”). PGRESS owns a $36,042,000 preferred equity investment in a partnership that owns 470 Vanderbilt Avenue, a 686,000 square foot office building in Brooklyn, New York. The preferred equity has a dividend rate of 10.3%, of which 8.0% was paid in cash through February 2016 and the unpaid portion accreted to the balance of the investment. Subsequent to February 2016, the entire 10.3% dividend is being paid in cash. The investment matures in February 2019.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,357 square foot art deco style building located on the corner of 5th Avenue and 58th Street, in New York.

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

As of December 31, 2018, there were approximately 287 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 14, 2018, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the fourth quarter ended December 31, 2018, which was paid on January 15, 2019 to stockholders of record as of the close of business on December 31, 2018.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the SNL Financials (“SNL”) Office REIT Index (the “SNL Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity Index (the “All Equity Index”). The graph assumes that $100 was invested on November 19, 2014 (the first trading day of our common stock) in our common stock, the SNL Office REIT Index and the All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

		December 31,
	November 19, 2014	2014	2015	2016	2017	2018
Paramount	$100.00	$102.26	$101.95	$92.23	$93.62	$76.30
SNL Office REIT Index	100.00	104.09	105.01	117.18	120.34	98.98
All Equity Index	100.00	104.09	107.03	116.26	126.35	121.24

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(3)
Equity compensation plans approved by stockholders	12,182,037	(1)	$17.08	(2)	9,643,663
Equity compensation plans not approved by stockholders	-		-		-
Total	12,182,037		$17.08		9,643,663

(1)

Includes an aggregate of (i) 2,131,943 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our 2014 Equity Incentive Plan (the "Plan"), (ii) 6,192,284 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan and (iii) 3,857,810 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 6,192,284 LTIP units include 3,373,570 LTIP units that remain subject to the achievement of the requisite performance-based vesting criteria.

(2)

The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.

(3)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 19,287,326.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During the three months ended December 31, 2018, we repurchased the following shares under the stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
October 2018	3,206,379	$14.50	3,443,053	$149,928,000
November 2018	988,910	14.16	4,431,963	135,926,000
December 2018	3,123,638	13.22	7,555,601	94,617,000

We currently have $94,617,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The following table sets forth selected financial and operating data for the years ended December 31, 2018, 2017, 2016 and 2015 and for the period from November 24, 2014 to December 31, 2014 and as of the end of such years and period. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	The Company
						Period from
	For the Year Ended December 31,					November 24, 2014
(Amounts in thousands, except per share amounts)	2018	2017	2016	2015		to December 31, 2014
REVENUES:
Rental income	$667,360	$628,883	$590,161	$586,530		$57,465
Tenant reimbursement income	56,950	52,418	44,943	50,885		5,865
Fee and other income	34,651	37,666	48,237	24,993		2,805
Total revenues	758,961	718,967	683,341	662,408		66,135
EXPENSES:
Operating	274,078	266,136	250,040	244,754		26,011
Depreciation and amortization	258,225	266,037	269,450	294,624		34,481
General and administrative	57,563	61,577	53,510	42,056		2,207
Transaction related costs	1,471	2,027	2,404	10,355		-
Real estate impairment loss	46,000	-	-	-		-
Total expenses	637,337	595,777	575,404	591,789		62,699
Operating income	121,624	123,190	107,937	70,619		3,436
Income from unconsolidated joint ventures	3,468	20,185	7,413	6,850		938
Loss from unconsolidated real estate funds	(269)	(6,143)	(498)	-		-
Income from real estate fund investments	-	-	-	37,975		1,412
Interest and other income (loss), net	8,117	(9,031)	6,934	871		(179)
Interest and debt expense	(147,653)	(143,762)	(153,138)	(168,366)		(43,743)
Loss on early extinguishment of debt	-	(7,877)	(4,608)	-		-
Gain on sale of real estate	36,845	133,989	-	-		-
Unrealized gain on interest rate swaps	-	1,802	39,814	75,760		15,084
Formation related costs	-	-	-	-		(143,437)
Gain on consolidation of an unconsolidated joint venture	-	-	-	-		239,716
Net income before income taxes	22,132	112,353	3,854	23,709		73,227
Income tax expense	(3,139)	(5,177)	(1,785)	(2,566)		(505)
Net income	18,993	107,176	2,069	21,143		72,722
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	(8,182)	10,365	(15,423)	(5,459)		(1,353)
Consolidated real estate funds	(720)	(19,797)	1,316	(21,173)		(135)
Operating Partnership	(944)	(11,363)	2,104	1,070		(13,926)
Net income (loss) attributable to common stockholders	$9,147	$86,381	$(9,934)	$(4,419)		$57,308

Per Share Data:
Income (loss) per common share - basic	$0.04	$0.37	$(0.05)	$(0.02)		$0.27
Income (loss) per common share - diluted	$0.04	$0.37	$(0.05)	$(0.02)		$0.27

Dividends per common share	$0.400	$0.380	$0.380	$0.419	(1)	$-

Balance Sheet Data (as of end of period):
Total assets	$8,755,978	$8,917,661	$8,867,168	$8,775,229		$9,021,605
Real estate, at cost	8,101,651	8,329,475	7,849,093	7,652,117		7,530,239
Accumulated depreciation and amortization	(644,639)	(487,945)	(318,161)	(243,089)		(81,050)
Debt, net	3,566,917	3,541,300	3,594,898	2,942,610		2,843,451
Total equity	4,891,664	5,022,084	4,885,947	5,310,550		5,554,953

Other Data:
Funds from operations attributable to common stockholders ("FFO") (2)	$224,465	$205,558	$195,140	$209,349		$82,425
Core funds from operations attributable to common stockholders ("Core FFO") (2)	229,900	210,072	183,579	167,091		16,100

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and the related Formation Transactions and ending on December 31, 2014.
(2)	For a reconciliation of net income to FFO and Core FFO and why we view these measures to be useful supplemental performance measures, see page 74.

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

Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, our Operating Partnership. We are the sole general partner of, and owned approximately 90.3% of the Operating Partnership as of December 31, 2018.

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;
•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio to increase occupancy and rental rates.

Critical Accounting Policies

Real Estate

Real estate is carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of real estate are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

Variable Interest Entities (“VIEs”) and Investments in Unconsolidated Joint Ventures and Funds

We consolidate VIEs in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We consolidate entities that are not VIEs where we have significant decision making control over operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consists of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. To the extent that our cost basis is different than our share of the equity method investment, the basis difference allocated to depreciable assets is amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

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

Tenant Reimbursement Income

Tenant reimbursement income includes revenues arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is earned in the same period as the expenses are incurred.

Fee and Other Income

Fee income includes (i) property management fees, (ii) asset management fees and (iii) fees related to acquisitions, dispositions and leasing services and (iv) other fee income earned pursuant to contractual agreements. Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price.

Other income includes lease termination income, income from tenant requested services, including overtime heating and cooling and parking income. Lease termination income could result from a lessee terminating a lease prior to the stated terms in their agreements. To the extent a lease term is modified, any incremental fees or increased lease payments received as a result of the modification are recognized over the remaining lease term based on the relevant facts and circumstances.

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

Acquisitions

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We will retain the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options.

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

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of December 31, 2018, we have repurchased an aggregate of 7,555,601 shares, or $105,383,000 of our common stock, at a weighted average price of $13.95 per share. We currently have $94,617,000 available for future repurchases.

Leasing Results – Year Ended December 31, 2018

In the year ended December 31, 2018, we leased 1,014,101 square feet, of which our share was 766,509 square feet that was leased at a weighted average initial rent of $84.44 per square foot. This leasing activity, partially offset by lease expirations during the year, increased our leased occupancy by 290 basis points to 96.4% at December 31, 2018 from 93.5% at December 31, 2017 and increased same store leased occupancy (properties owned by us during both reporting periods) by 310 basis points to 96.4% at December 31, 2018 from 93.3% at December 31, 2017. Of the 1,014,101 square feet leased in the year, 469,463 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 13.2% on a GAAP basis and 13.3% on a cash basis. The weighted average lease term for leases signed during the year was 9.1 years and weighted average tenant improvements and leasing commissions on these leases were $9.77 per square foot per annum, or 11.6% of initial rent.

New York

In the year ended December 31, 2018, we leased 576,037 square feet in our New York portfolio, of which our share was 555,969 square feet that was leased at a weighted average initial rent of $84.01 per square foot. This leasing activity, partially offset by lease expirations during the year, increased our leased occupancy and same store leased occupancy by 360 basis points to 96.0% at December 31, 2018 from 92.4% at December 31, 2017. Of the 576,037 square feet leased in the year, 325,646 square feet represented our share of second generation space for which we achieved rental rates increases of 6.9% on a GAAP basis and 7.4% on a cash basis. The weighted average lease term for leases signed during the year was 10.0 years and weighted average tenant improvements and leasing commissions on these leases were $9.49 per square foot per annum, or 11.3% of initial rent.

Washington, D.C.

In the year ended December 31, 2018, we leased 26,381 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $76.15 per square foot. This leasing activity increased our leased occupancy by 190 basis points in the year to 98.0% at December 31, 2018 from 96.1% at December 31, 2017. Same store leased occupancy, which excludes 2099 Pennsylvania Avenue and 425 Eye Street that were sold in August 2018 and September 2018, respectively, increased by 50 basis points to 98.0% at December 31, 2018 from 97.5% at December 31, 2017. The weighted average lease term for leases signed during the year was 11.1 years and weighted average tenant improvements and leasing commissions on these leases were $11.69 per square foot per annum, or 15.3% of initial rent.

San Francisco

In the year ended December 31, 2018, we leased 411,683 square feet in our San Francisco portfolio, of which our share was 184,159 square feet that was leased at a weighted average initial rent of $86.65 per square foot. This leasing activity, partially offset by lease expirations during the year, increased our leased occupancy and same store occupancy by 160 basis points to 98.0% at December 31, 2018 from 96.4% at December 31, 2017. Of the 411,683 square feet leased in the year, 136,741 square feet represented our share of second generation space for which we achieved rental rate increases of 29.3% on GAAP basis and 29.0% on a cash basis. The weighted average lease term for leases signed during the year was 6.2 years and weighted average tenant improvements and leasing commissions on these leases were $10.72 per square foot per annum, or 12.4% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2018. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2018	Total	New York	Washington, D.C.	San Francisco
Total square feet leased	1,014,101	576,037	26,381	411,683
Pro rata share of square feet leased:	766,509	555,969	26,381	184,159
Initial rent (1)	$84.44	$84.01	$76.15	$86.65
Weighted average lease term (in years)	9.1	10.0	11.1	6.2

Tenant improvements and leasing commissions:
Per square foot	$88.95	$95.13	$129.56	$66.44
Per square foot per annum	$9.77	$9.49	$11.69	$10.72
Percentage of initial rent	11.6%	11.3%	15.3%	12.4%

Rent concessions:
Average free rent period (in months)	7.3	8.9	10.1	2.3
Average free rent period per annum (in months)	0.8	0.9	0.9	0.4

Second generation space: (2)
Square feet	469,463	325,646	7,076	136,741
GAAP basis:
Straight-line rent	$86.25	$84.68	$-	$89.77
Prior straight-line rent	$76.19	$79.21	$-	$69.46
Percentage increase	13.2%	6.9%	-	29.3%
Cash basis:
Initial rent (1)	$87.45	$87.29	$-	$87.81
Prior escalated rent (3)	$77.20	$81.29	$-	$68.08
Percentage increase	13.3%	7.4%	-	29.0%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results – Year Ended December 31, 2018 and 2017

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $9,147,000, or $0.04 per diluted share, for the year ended December 31, 2018, compared to $86,381,000, or $0.37 per diluted share, for the year ended December 31, 2017. Net income attributable to common stockholders for the year ended December 31, 2018 includes $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes and $41,618,000, or $0.17 per diluted share, of real estate impairment loss. Net income attributable to common stockholders for the year ended December 31, 2017 includes $98,107,000, or $0.42 per diluted share, of gain on sale of real estate.

FFO attributable to common stockholders was $224,465,000, or $0.94 per diluted share, for year ended December 31, 2018, compared to $205,558,000, or $0.87 per diluted share, for the year ended December 31, 2017. FFO attributable to common stockholders for the years ended December 31, 2018 and 2017 includes the impact of non-core items, which are listed in the table on page 74. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the years ended December 31, 2018 and 2017 by $5,435,000 and $4,514,000, respectively, or $0.02 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 74, was $229,900,000 or $0.96 per diluted share, for the year ended December 31, 2018, compared to $210,072,000, or $0.89 per diluted share, for the year ended December 31, 2017.

Same Store NOI

The table below summarizes the percentage increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for year ended December 31, 2018 versus December 31, 2017

	Total	New York	Washington, D.C.	San Francisco
Same Store NOI	9.1%	10.8%	5.2%	5.2%
Same Store Cash NOI	10.3%	10.1%	4.8%	13.6%

See pages 70-75 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

 Results of Operations – Year Ended December 31, 2018 Compared to December 31, 2017

The following pages summarize our consolidated results of operations for the years ended December 31, 2018 and 2017.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	Change
REVENUES:
Rental income	$667,360	$628,883	$38,477
Tenant reimbursement income	56,950	52,418	4,532
Fee and other income	34,651	37,666	(3,015)
Total revenues	758,961	718,967	39,994
EXPENSES:
Operating	274,078	266,136	7,942
Depreciation and amortization	258,225	266,037	(7,812)
General and administrative	57,563	61,577	(4,014)
Transaction related costs	1,471	2,027	(556)
Real estate impairment loss	46,000	-	46,000
Total expenses	637,337	595,777	41,560
Operating income	121,624	123,190	(1,566)
Income from unconsolidated joint ventures	3,468	20,185	(16,717)
Loss from unconsolidated real estate funds	(269)	(6,143)	5,874
Interest and other income (loss), net	8,117	(9,031)	17,148
Interest and debt expense	(147,653)	(143,762)	(3,891)
Loss on early extinguishment of debt	-	(7,877)	7,877
Gain on sale of real estate	36,845	133,989	(97,144)
Unrealized gain on interest rate swaps	-	1,802	(1,802)
Net income before income taxes	22,132	112,353	(90,221)
Income tax expense	(3,139)	(5,177)	2,038
Net income	18,993	107,176	(88,183)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,182)	10,365	(18,547)
Consolidated real estate fund	(720)	(19,797)	19,077
Operating Partnership	(944)	(11,363)	10,419
Net income attributable to common stockholders	$9,147	$86,381	$(77,234)

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $758,961,000 for the year ended December 31, 2018, compared to $718,967,000 for the year ended December 31, 2017, an increase of $39,994,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.	San Francisco		Other
Rental income
Acquisitions (1)	$19,202	$-		$-	$19,202		$-
Dispositions (2)	(19,618)	-		(19,618)	-		-
Same store operations	39,858	34,240	(3)	(232)	7,225	(4)	(1,375)
Other, net	(965)	184		-	(1,149)		-
Increase (decrease) in rental income	$38,477	$34,424		$(19,850)	$25,278		$(1,375)

Tenant reimbursement income
Acquisitions (1)	$965	$-		$-	$965		$-
Dispositions (2)	(2,618)	-		(2,618)	-		-
Same store operations	6,185	3,476		1,623	1,086		-
Increase (decrease) in tenant
reimbursement income	$4,532	$3,476		$(995)	$2,051		$-

Fee and other income
Property management	$(173)	$-		$-	$-		$(173)
Asset management	(669)	-		-	-		(669)
Acquisition and disposition	(4,610)	-		-	-		(4,610)	(5)
Other	(131)	-		-	-		(131)
Decrease in fee income	(5,583)	-		-	-		(5,583)
Acquisitions (1)	347	-		-	347		-
Dispositions (2)	(119)	-		(119)	-		-
Lease termination income	796	(143)		-	939		-
Other income	1,544	(292)		111	1,779		(54)
Increase (decrease) in other income	2,568	(435)		(8)	3,065		(54)
(Decrease) increase in fee
and other income	$(3,015)	$(435)		$(8)	$3,065		$(5,637)

Total increase (decrease) in revenues	$39,994	$37,465		$(20,853)	$30,394		$(7,012)

(1)	Represents revenues attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)

Represents revenues attributable to Waterview, 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in May 2017, August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(3)	Primarily due to an increase in occupancy at 1633 Broadway, 1301 Avenue of the Americas and 31 West 52nd Street.
(4)	Primarily due to an increase in occupancy at One Front Street.
(5)	Primarily due to $5,320 of fees relating to the sale of 60 Wall Street in January 2017.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, transaction related costs and real estate impairment loss, were $637,337,000 for year ended December 31, 2018, compared to $595,777,000 for the year ended December 31, 2017, an increase of $41,560,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco		Other
Operating
Acquisitions (1)	$6,797	$-	$-	$6,797		$-
Dispositions (2)	(7,875)	-	(7,875)	-		-
Same store operations	8,819	6,887	(86)	2,405		(387)
Bad debt expense	201	266	-	(65)		-
Increase (decrease) in operating	$7,942	$7,153	$(7,961)	$9,137		$(387)

Depreciation and amortization
Acquisitions (1)	$11,154	$-	$-	$11,154		$-
Dispositions (2)	(3,796)	-	(3,796)	-		-
Operations	(15,170)	1,483	(331)	(16,896)	(3)	574
(Decrease) increase in depreciation
and amortization	$(7,812)	$1,483	$(4,127)	$(5,742)		$574

General and administrative
Stock-based compensation	$4,854	$-	$-	$-		$4,854	(4)
Mark-to-market of investments
in our deferred compensation plan	(6,036)	-	-	-		(6,036)	(5)
Severance costs	(2,626)	-	-	-		(2,626)
Operations	(206)	-	-	-		(206)
Decrease in general
and administrative	$(4,014)	$-	$-	$-		$(4,014)

Decrease in transaction related costs	$(556)	$-	$-	$-		$(556)

Real estate impairment loss in 2018	$46,000	$-	$46,000	$-		$-

Total increase (decrease) in expenses	$41,560	$8,636	$33,912	$3,395		$(4,383)

(1)	Represents expenses attributable to 50 Beale Street in San Francisco (acquired in July 2017) for the months in which it was not owned by us in both reporting periods.
(2)

Represents expenses attributable to Waterview, 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in May 2017, August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(3)	Primarily due to accelerated amortization of acquired in-place lease assets in connection with certain tenants’ lease modifications.
(4)	Primarily due to additional expense from stock awards granted in 2018.
(5)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $3,468,000 for the year ended December 31, 2018, compared to $20,185,000 for the year ended December 31, 2017, a decrease of $16,717,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue ($3,901 in 2018, compared to $20,072 in 2017) (1)	$(16,171)
Other	(546)
Total decrease	$(16,717)

(1)

As of December 31, 2018, our basis in the partnership that owns 712 Fifth Avenue, was negative $17,611 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $269,000 for the year ended December 31, 2018, compared to $6,143,000 for the year ended December 31, 2017, a decrease in loss of $5,874,000. This decrease was primarily due to a reversal of carried interest in the year ended December 31, 2017 of $5,590,000.

Interest and Other Income (Loss), net

Interest and other income was $8,117,000 for the year ended December 31, 2018, compared to a loss of $9,031,000 for the year ended December 31, 2017, an increase in income of $17,148,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$19,588
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	(6,036)
Decrease in preferred equity investment income ($3,655 in 2018, compared to $4,187 in 2017) (2)	(532)
Other, net (primarily higher interest income)	4,128
Total increase	$17,148

(1)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share was $4,780, and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interest and accordingly, we wrote off our preferred equity investment.

(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $890 and $1,029 for the years ended December 31, 2018 and 2017, respectively.

Interest and Debt Expense

Interest and debt expense was $147,653,000 for the year ended December 31, 2018, compared to $143,762,000 for the year ended December 31, 2017, an increase in expense of $3,891,000. This increase resulted from:

(Amounts in thousands)
Assumption of $228 million of existing debt at 50 Beale Street upon acquisition in July 2017	$4,519
Higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway	3,982
$171 million of debt repayments at 1899 Pennsylvania Avenue and Liberty Place in May 2017	(2,724)
Lower amounts outstanding under our revolving credit facility	(973)
$975 million refinancing of One Market Plaza in January 2017	(767)
Other, net	(146)
Total increase	$3,891

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $7,877,000 for the year ended December 31, 2017 and represents costs related to (i) the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing and (ii) the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017.

Gain on Sale of Real Estate

In the year ended December 31, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018. In the year ended December 31, 2017, we recognized a $133,989,000 gain on sale of real estate, comprised of (i) an $110,583,000 gain on sale of Waterview, which was sold for $460,000,000 in May 2017 and (ii) a $23,406,000 gain on sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Unrealized Gain on Interest Rate Swaps

Unrealized gain on interest rate swaps was $1,802,000 for the year ended December 31, 2017 and represents gains relating to swaps aggregating $840,000,000 on One Market Plaza that were settled upon the refinancing in January 2017.

Income Tax Expense

Income tax expense was $3,139,000 for the year ended December 31, 2018, compared to $5,177,000 for the year ended December 31, 2017, a decrease of $2,038,000. This decrease was primarily due to (i) higher taxable income on our taxable REIT subsidiaries in the prior year and (ii) $1,838,000 of tax on the gain on sale of an 80.0% equity interest in One Steuart Lane in the year ended December 31, 2017, partially offset by (iii) $1,248,000 of “sting” taxes in connection with the sale of real estate in the year ended December 31, 2018.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $8,182,000 for the year ended December 31, 2018, compared to net loss of $10,365,000 for the year ended December 31, 2017, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $18,547,000. This increase resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017	$14,808
Higher income attributable to One Market Plaza ($6,854 in 2018, compared to $3,389 in 2017)(1)	3,465
Decrease in loss attributable to 50 Beale Street ($1,437 in 2018, compared to $2,104 in 2017)	667
Lower preferred equity investment income ($2,765 in 2018, compared to $3,158 in 2017)	(393)
Total increase	$18,547

(1)	Primarily due to lower interest expense in 2018 and costs related to early repayment of One Market Plaza’s debt in connection with its refinancing in 2017.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $720,000 for the year ended December 31, 2018, compared to $19,797,000 for the year ended December 31, 2017, a decrease in income attributable to the noncontrolling interests of $19,077,000. This decrease was primarily due to noncontrolling interests’ share of the gain on the sale of an 80.0% equity interest in One Steuart Lane in May 2017.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $944,000 for the year ended December 31, 2018, compared to $11,363,000 for the year ended December 31, 2017, a decrease in income attributable to noncontrolling interests of $10,419,000. This decrease resulted from a lower net income subject to allocation to the unitholders of the Operating Partnership for the year ended December 31, 2018.

 Results of Operations – Year Ended December 31, 2017 Compared to December 31, 2016

The following pages summarize our consolidated results of operations for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands)	2017	2016	Change
REVENUES:
Rental income	$628,883	$590,161	$38,722
Tenant reimbursement income	52,418	44,943	7,475
Fee and other income	37,666	48,237	(10,571)
Total revenues	718,967	683,341	35,626
EXPENSES:
Operating	266,136	250,040	16,096
Depreciation and amortization	266,037	269,450	(3,413)
General and administrative	61,577	53,510	8,067
Transaction related costs	2,027	2,404	(377)
Total expenses	595,777	575,404	20,373
Operating income	123,190	107,937	15,253
Income from unconsolidated joint ventures	20,185	7,413	12,772
Loss from unconsolidated real estate funds	(6,143)	(498)	(5,645)
Interest and other (loss) income, net	(9,031)	6,934	(15,965)
Interest and debt expense	(143,762)	(153,138)	9,376
Loss on early extinguishment of debt	(7,877)	(4,608)	(3,269)
Gain on sale of real estate	133,989	-	133,989
Unrealized gain on interest rate swaps	1,802	39,814	(38,012)
Net income before income taxes	112,353	3,854	108,499
Income tax expense	(5,177)	(1,785)	(3,392)
Net income	107,176	2,069	105,107
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	10,365	(15,423)	25,788
Consolidated real estate fund	(19,797)	1,316	(21,113)
Operating Partnership	(11,363)	2,104	(13,467)
Net income (loss) attributable to common stockholders	$86,381	$(9,934)	$96,315

Revenues

Our revenues, which consist primarily of rental income, tenant reimbursement income, and fee and other income, were $718,967,000 for the year ended December 31, 2017, compared to $683,341,000 for the year ended December 31, 2016, an increase of $35,626,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.		San Francisco	Other
Rental income
Acquisitions (1)	$52,020	$-		$-		$52,020	$-
Dispositions (2)	(22,021)	-		(22,021)		-	-
Other, net	4,607	3,878		22		707	-
Same store operations	4,116	(3,423)	(3)	5,107	(4)	4,501	(2,069)
Increase (decrease) in rental income	$38,722	$455		$(16,892)		$57,228	$(2,069)

Tenant reimbursement income
Acquisitions (1)	$5,871	$-		$-		$5,871	$-
Dispositions (2)	(1,629)	-		(1,629)		-	-
Same store operations	3,233	(620)		3,730	(4)	123	-
Increase (decrease) in tenant
reimbursement income	$7,475	$(620)		$2,101		$5,994	$-

Fee and other income
Property management	$388	$-		$-		$-	$388
Asset management	827	-		-		-	827
Acquisition and disposition (5)	5,744	-		-		-	5,744
Other	322	-		-		-	322
Increase in fee income	$7,281	$-		$-		$-	$7,281
Acquisitions (1)	704	-		-		704	-
Dispositions (2)	(204)	-		(204)		-	-
Lease termination income	(14,821)	(16,013)		-		1,192	-
Other income	(3,531)	(3,068)		749		(1,254)	42
(Decrease) increase in other income	(17,852)	(19,081)		545		642	42
(Decrease) increase in fee
and other income	$(10,571)	$(19,081)		$545		$642	$7,323

Total increase (decrease) in revenues	$35,626	$(19,246)		$(14,246)		$63,864	$5,254

(1)

Represents revenues attributable to One Front Street and 50 Beale Street in San Francisco (acquired in December 2016 and July 2017, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Represents revenues attributable to Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Primarily due to a decrease in occupancy at 31 West 52nd Street and 1325 Avenue of the Americas.
(4)	Primarily due to an increase in occupancy at 2099 Pennsylvania Avenue and Liberty Place.
(5)	Primarily due to $5,320 of fees relating to the sale of 60 Wall Street in January 2017.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $595,777,000 for the year ended December 31, 2017, compared to $575,404,000 for the year ended December 31, 2016, an increase of $20,373,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		Washington, D.C.		San Francisco		Other
Operating
Acquisitions (1)	$18,589	$-		$-		$18,589		$-
Dispositions (2)	(7,231)	-		(7,231)		-		-
Bad debt expense	(192)	(261)		(4)		73		-
Same store operations	4,930	4,671		1,856		1,355		(2,952)
Increase (decrease) in operating	$16,096	$4,410		$(5,379)		$20,017		$(2,952)

Depreciation and amortization
Acquisitions (1)	$39,928	$-		$-		$39,928		$-
Dispositions (2)	(6,897)	-		(6,897)		-		-
Operations	(36,444)	(29,979)	(3)	(2,687)	(3)	(3,949)	(3)	171
(Decrease) increase in depreciation
and amortization	$(3,413)	$(29,979)		$(9,584)		$35,979		$171

General and administrative
Stock-based compensation	$5,369	$-		$-		$-		$5,369	(4)
Mark-to-market of investments
in our deferred compensation plan	4,670	-		-		-		4,670	(5)
Severance costs	(248)	-		-		-		(248)
Operations	(1,724)	-		-		-		(1,724)
Increase in general
and administrative	$8,067	$-		$-		$-		$8,067

Decrease in transaction related costs	$(377)	$-		$-		$-		$(377)

Total increase (decrease) in expenses	$20,373	$(25,569)		$(14,963)		$55,996		$4,909

(1)

Represents expenses attributable to One Front Street and 50 Beale Street in San Francisco (acquired in December 2016 and July 2017, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Represents expenses attributable Waterview in Washington, D.C. (sold in May 2017) for the months in which it was not owned by us in both reporting periods.
(3)	Decrease primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(4)	Primarily due to additional expense from stock awards granted in 2017.
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

Income from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $20,185,000 for the year ended December 31, 2017, compared to $7,413,000 for the year ended December 31, 2016, an increase of $12,772,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue ($20,072 in 2017, compared to $7,335 in 2016)	$12,737	(1)
60 Wall Street (acquired in January 2017)	(152)
One Steuart Lane (acquired in May 2017)	182	(2)
Oder-Center, Germany ($83 in 2017, compared to $78 in 2016)	5
Total increase	$12,772

(1)

Prior to June 30, 2017, our basis in the partnership that owns 712 Fifth Avenue, was $4,928. On June 30, 2017, we received a $20,000 distribution for our 50.0% share of net proceeds from refinancing the property. Because the distributions resulted in our basis becoming negative and because we have no further obligation to fund additional capital to the venture, we can no longer recognize our proportionate share of earnings from the venture until our basis is above zero. Accordingly, we are only recognizing income to the extent we receive cash distributions from the venture.

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

Interest and Other (Loss) Income, net

Interest and other loss was $9,031,000 for the year ended December 31, 2017, compared to income of $6,934,000 for the year ended December 31, 2016, a decrease in income of $15,965,000. This decrease resulted from:

(Amounts in thousands)
Valuation allowance on preferred equity investment in 2017 (1)	$(19,588)
Decrease in preferred equity investment income ($4,187 in 2017, compared to $5,716 in 2016) (2)	(1,529)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in “general and administrative”)	4,670
Other, net	482
Total decrease	$(15,965)

(1)	Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share is $4,780.
(2)	Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $1,029 and $1,393 for the years ended December 31, 2017 and 2016, respectively.

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

Loss on Early Extinguishment of Debt

Loss on early extinguishment of debt was $7,877,000 for the year ended December 31, 2017, compared to $4,608,000 for the year ended December 31, 2016, an increase in loss of $3,269,000. The loss for the year ended December 31, 2017 represents costs related to (i) the early repayment of One Market Plaza’s debt in January 2017, in connection with its refinancing and (ii) the early repayment of debt at 1899 Pennsylvania Avenue and Liberty Place in May 2017. The loss for the year ended December 31, 2016 represents costs in connection with the defeasance of debt at Waterview.

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

Income Tax Expense

Income tax expense was $5,177,000 for the year ended December 31, 2017, compared to $1,785,000 for the year ended December 31, 2016, an increase in expense of $3,392,000. This increase in expense was primarily due to higher fee income on our taxable REIT subsidiaries for the year ended December 31, 2017 and $1,838,000 of tax on the gain on sale of an 80.0% equity interest in One Steuart Lane in May 2017.

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

As of December 31, 2018, we had $1.365 billion of liquidity comprised of $339,653,000 of cash and cash equivalents, $25,756,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of December 31, 2018, our outstanding consolidated debt aggregated $3.6 billion. We had no amounts outstanding under our revolving credit facility as of December 31, 2018 and none of our debt matures until 2021.

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We will retain the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options. Accordingly, our share of equity funded was approximately $45,000,000, of which $10,000,000 was funded as a deposit in December 2018.

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

Dividend Policy

On December 14, 2018, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the fourth quarter ending December 31, 2018, which was paid on January 15, 2019 to stockholders of record as of the close of business on December 31, 2018.  During 2018, we paid an aggregate of $105,055,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations. If we were to continue our current dividend policy for all of 2019, we would pay out approximately $104,000,000 to common stockholders and unitholders during 2019.

Contractual Obligations

The following table provides a summary of our contractual obligations and commitments as of December 31, 2018.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,427,940	$109,816	$1,134,323	$1,159,105	$1,024,696
Unconsolidated debt (including interest expense) (1)	230,327	7,421	13,384	41,385	168,137
Tenant obligations	78,957	65,166	13,546	245	-
Leasing commissions	4,301	4,301	-	-	-
Total (2)	$3,741,525	$186,704	$1,161,253	$1,200,735	$1,192,833

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2018 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our properties.

Off Balance Sheet Arrangements

As of December 31, 2018, our unconsolidated joint ventures had $896,803,000 of outstanding indebtedness, of which our share was $180,879,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of December 31, 2018, we have repurchased an aggregate of 7,555,601 shares, or $105,383,000 of our common stock, at a weighted average price of $13.95 per share. We currently have $94,617,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2018, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $39,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $365,409,000, $250,425,000, $192,339,000 and $185,707,000 as of December 31, 2018, 2017, 2016 and 2015, respectively. Cash and cash equivalents and restricted cash increased by $114,984,000 and $58,086,000 for the years ended December 31, 2018 and 2017, respectively. Our December 31, 2015 cash and cash equivalents and restricted cash included $7,987,000 relating to our real estate funds, which were deconsolidated as of January 1, 2016. Excluding the impact of deconsolidation of these real estate funds, cash and cash equivalents and restricted cash increased by $14,619,000 for the year ended December 31, 2016. The following table sets forth the changes in cash flow.

	For the Year Ended December 31,
(Amount in thousands)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$156,523	$190,111	$148,283
Investing activities	156,610	295,731	(652,658)
Financing activities	(198,149)	(427,756)	518,994

Operating Activities

Year Ended December 31, 2018 – We generated $156,523,000 of cash from operating activities for the year ended December 31, 2018, primarily from (i) $240,615,000 of net income (before $212,467,000 of noncash adjustments, $46,000,000 of real estate impairment loss and $36,845,000 of gain on sale of real estate) and (ii) $6,537,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $90,629,000 of net changes in operating assets and liabilities. Noncash adjustments of $212,467,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation. The changes in operating assets and liabilities were primarily due to prepaid real estate taxes of $57,905,000 and additions to deferred charges of $31,861,000.

Year Ended December 31, 2017 – We generated $190,111,000 of cash from operating activities for the year ended December 31, 2017, primarily from (i) $198,845,000 of net income (before $225,658,000 of noncash adjustments and $133,989,000 of gain on sale of real estate) and (ii) $6,042,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $14,776,000 of net changes in operating assets and liabilities. Noncash adjustments of $225,658,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, impairment loss on preferred equity investment and amortization of stock based compensation.

Year Ended December 31, 2016 – We generated $148,283,000 of cash from operating activities for the year ended December 31, 2016, primarily from (i) $155,848,000 of net income (before $153,779,000 of noncash adjustments) and (ii) $8,513,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $16,078,000 of net changes in operating assets and liabilities. Noncash adjustments of $153,779,000 were primarily comprised of depreciation and amortization, straight-lining of rental income and unrealized gain on interest rate swaps. The changes in operating assets and liabilities were primarily due to additions to deferred charges of $15,701,000.

Investing Activities

Year Ended December 31, 2018 –We generated $156,610,000 of cash from investing activities for the year ended December 31, 2018, primarily from (i) $349,013,000 of proceeds from the sales of real estate and (ii) $4,775,000 from the net sales of marketable securities (which are held in our deferred compensation plan), partially offset by (iii) $137,915,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iv) $29,883,000 for investments in and contributions to unconsolidated joint ventures, (v) $15,680,000 for escrow deposits and loans receivable for RDF, (vi) $10,000,000 for deposit in connection with the acquisition of 111 Sutter Street and (vii) $3,700,000 for net contributions to our unconsolidated real estate funds.

Year Ended December 31, 2017 – We generated $295,731,000 of cash from investing activities for the year ended December 31, 2017, primarily from (i) $540,333,000 of proceeds from the sales of real estate and (ii) $34,584,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $161,184,000 for acquisition of real estate; (iv) $86,434,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements (v) $28,791,000 for the investments in and contributions to unconsolidated joint ventures, and (vi) $1,987,000 for net purchases of marketable securities (which are held in our deferred compensation plan).

Year Ended December 31, 2016 – We used $652,658,000 of cash for investing activities for the year ended December 31, 2016, primarily due to (i) $517,823,000 for the acquisition of One Front Street, (ii) $132,686,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $1,780,000 for contributions to our unconsolidated real estate funds and (iv) $369,000 for the net purchases of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Year Ended December 31, 2018 – We used $198,149,000 of cash for financing activities for the year ended December 31, 2018, primarily due to (i) $105,055,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $102,863,000 for the repurchases of common shares, (iii) $27,299,000 for repayment of loans to affiliates, (iv) $18,184,000 for distributions to noncontrolling interests and (v) $6,564,000 for the payment of debt issuance costs and other, partially offset by (vi) $45,116,000 of contributions from noncontrolling interests and (vii) $16,700,000 of proceeds from notes and mortgages payable.

Year Ended December 31, 2017 – We used $427,756,000 of cash for financing activities for the year ended December 31, 2017, primarily due to (i) $1,044,821,000 for repayments of notes and mortgages payable and $7,877,000 for loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility, (iii) $119,251,000 for distributions to noncontrolling interests, (iv) $100,780,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities, and (vi) $7,490,000 for the payment of debt issuance costs and other, partially offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $100,777,000 of contributions from noncontrolling interests, primarily from the acquisition of 50 Beale, (ix) $60,000,000 of borrowings under the revolving credit facility and (x) $9,555,000 from the refund of transfer taxes.

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

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$18,993	$35,209	$5,578	$30,223	$(52,017)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	258,225	154,820	17,357	83,346	2,702
General and administrative	57,563	-	-	-	57,563
Interest and debt expense	147,653	93,359	-	49,207	5,087
Transaction related costs	1,471	-	-	-	1,471
Income tax expense	3,139	-	-	9	3,130
NOI from unconsolidated joint ventures	20,730	20,395	-	-	335
Income from unconsolidated joint ventures	(3,468)	(3,383)	-	-	(85)
Loss from unconsolidated real estate funds	269	-	-	-	269
Fee income	(18,629)	-	-	-	(18,629)
Interest and other income, net	(8,117)	-	(181)	(757)	(7,179)
Real estate impairment loss	46,000	-	46,000	-	-
Gain on sale of real estate	(36,845)	-	(36,845)	-	-
NOI	486,984	300,400	31,909	162,028	(7,353)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(69,017)	-	-	(69,017)	-
Consolidated real estate fund	11	-	-	-	11
Paramount's share of NOI	$417,978	$300,400	$31,909	$93,011	$(7,342)

NOI	$486,984	$300,400	$31,909	$162,028	$(7,353)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(59,122)	(41,151)	(1,712)	(16,252)	(7)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(15,408)	2,154	(1,407)	(16,155)	-
Cash NOI	412,454	261,403	28,790	129,621	(7,360)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(56,552)	-	-	(56,552)	-
Consolidated real estate fund	11	-	-	-	11
Paramount's share of Cash NOI	$355,913	$261,403	$28,790	$73,069	$(7,349)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$107,176	$27,031	$126,054	$5,727	$(51,636)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	266,037	153,337	21,484	89,088	2,128
General and administrative	61,577	-	-	-	61,577
Interest and debt expense	143,762	89,358	2,724	45,366	6,314
Loss on early extinguishment of debt	7,877	-	5,162	2,715	-
Transaction related costs	2,027	-	-	-	2,027
Income tax expense	5,177	-	-	2	5,175
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
Income from unconsolidated joint ventures	(20,185)	(19,920)	-	-	(265)
Loss from unconsolidated real estate funds	6,143	-	-	-	6,143
Fee income	(24,212)	-	-	-	(24,212)
Interest and other loss (income), net	9,031	(113)	(40)	(325)	9,509
Gain on sale of real estate	(133,989)	-	(110,583)	-	(23,406)
Unrealized gain on interest rate swaps	(1,802)	-	-	(1,802)	-
NOI	448,262	268,836	44,801	140,771	(6,146)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(55,464)	-	-	(55,464)	-
Consolidated real estate fund	(154)	-	-	-	(154)
Paramount's share of NOI	$392,644	$268,836	$44,801	$85,307	$(6,300)

NOI	$448,262	$268,836	$44,801	$140,771	$(6,146)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(54,886)	(38,293)	(979)	(15,592)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(18,912)	4,737	(2,193)	(21,456)	-
Cash NOI	374,464	235,280	41,629	103,723	(6,168)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(42,325)	-	-	(42,325)	-
Consolidated real estate fund	(154)	-	-	-	(154)
Paramount's share of Cash NOI	$331,985	$235,280	$41,629	$61,398	$(6,322)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,069	$29,478	$247	$22,167	$(49,823)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	269,450	183,316	31,068	53,109	1,957
General and administrative	53,510	-	-	-	53,510
Interest and debt expense	153,138	73,729	17,798	55,817	5,794
Loss on early extinguishment of debt	4,608	-	4,608	-	-
Transaction related costs	2,404	-	-	-	2,404
Income tax expense	1,785	-	-	37	1,748
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
Income from unconsolidated joint ventures	(7,413)	(7,335)	-	-	(78)
Loss from unconsolidated real estate funds	498	-	-	-	498
Fee income	(16,931)	-	-	-	(16,931)
Interest and other income, net	(6,934)	(203)	(53)	(28)	(6,650)
Unrealized gain on interest rate swaps	(39,814)	(5,636)	-	(34,178)	-
NOI	433,565	290,223	53,668	96,924	(7,250)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(47,561)	-	-	(47,561)	-
Consolidated real estate fund	414	-	-	-	414
Paramount's share of NOI	$386,418	$290,223	$53,668	$49,363	$(6,836)

NOI	$433,565	$290,223	$53,668	$96,924	$(7,250)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(82,724)	(64,056)	(4,772)	(13,872)	(24)
Amortization of above and below-market leases, net	(9,536)	8,921	(2,204)	(16,253)	-
Cash NOI	341,305	235,088	46,692	66,799	(7,274)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(32,571)	-	-	(32,571)	-
Consolidated real estate fund	414	-	-	-	414
Paramount's share of Cash NOI	$309,148	$235,088	$46,692	$34,228	$(6,860)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2018 and 2017. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets.  Same Store NOI also excludes lease termination income, bad debt expense, and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-lining of rental revenue and the amortization of above and below-market leases.

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year ended
December 31, 2018 (1)	$417,978	$300,400	$31,909	$93,011	$(7,342)
Acquisitions (2)	(5,254)	(173)	-	(5,081)	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(4,303)	(3,526)	-	(777)	-
Other, net	320	316	-	4	-
Paramount's share of Same Store NOI for
the year ended December 31, 2018	$408,741	$297,017	$31,909	$87,157	$(7,342)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of NOI for the year ended
December 31, 2017 (1)	$392,644	$268,836	$44,801	$85,307	$(6,300)
Acquisitions	-	-	-	-	-
Dispositions (3)	(14,480)	-	(14,480)	-	-
Lease termination income (including our share of unconsolidated joint ventures)	(2,381)	(1,097)	-	(1,284)	-
Other, net	(1,053)	234	-	(1,164)	(123)
Paramount's share of Same Store NOI for
the year ended December 31, 2017	$374,730	$267,973	$30,321	$82,859	$(6,423)

Increase (decrease) in Same Store NOI	$34,011	$29,044	$1,588	$4,298	$(919)

% Increase	9.1%	10.8%	5.2%	5.2%

(1)	See page 70 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (Waterview, 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months they were not owned by us in both reporting periods.

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year ended
December 31, 2018 (1)	$355,913	$261,403	$28,790	$73,069	$(7,349)
Acquisitions (2)	(4,188)	(215)	-	(3,973)	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(4,303)	(3,526)	-	(777)	-
Other, net	320	316	-	4	-
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2018	$347,742	$257,978	$28,790	$68,323	$(7,349)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Paramount's share of Cash NOI for the year ended
December 31, 2017 (1)	$331,985	$235,280	$41,629	$61,398	$(6,322)
Acquisitions	-	-	-	-	-
Dispositions (3)	(14,160)	-	(14,160)	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(2,381)	(1,097)	-	(1,284)	-
Other, net	(50)	50	-	23	(123)
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2017	$315,394	$234,233	$27,469	$60,137	$(6,445)

Increase (decrease) in Same Store Cash NOI	$32,348	$23,745	$1,321	$8,186	$(904)

% Increase	10.3%	10.1%	4.8%	13.6%

(1)	See page 70 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (60 Wall Street in New York and 50 Beale Street in San Francisco) for the months they were not owned by us in both reporting periods.

(3)

Represents our share of Cash NOI attributable to sold properties (Waterview, 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months they were not owned by us in both reporting periods.

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

The following table presents a reconciliation of net income to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2018	2017	2016
Reconciliation of net income to FFO and Core FFO:
Net income	$18,993	$107,176	$2,069
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	266,236	273,938	275,653
Real estate impairment loss	46,000	-	-
Gain on sale of depreciable real estate	(36,845)	(110,583)	-
FFO	294,384	270,531	277,722
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(45,622)	(19,748)	(41,320)
Consolidated real estate fund	(720)	(20,132)	419
Operating Partnership	(23,577)	(25,093)	(41,681)
FFO attributable to common stockholders	$224,465	$205,558	$195,140
Per diluted share	$0.94	$0.87	$0.89

FFO	$294,384	$270,531	$277,722
Non-core items:
Our share of earnings from 712 Fifth Avenue in excess of distributions received and (distributions in excess of earnings)	2,727	(14,205)	-
Transaction related costs	1,471	2,027	2,404
"Sting" taxes in connection with the sale of real estate	1,248	-	-
Realized and unrealized loss from unconsolidated real estate funds	560	6,380	607
After-tax net gain on sale of residential condominium land parcel	-	(21,568)	-
Valuation allowance on preferred equity investment	-	19,588	-
Loss on early extinguishment of debt	-	7,877	4,608
Unrealized gain on interest rate swaps (including our share of unconsolidated joint ventures)	-	(2,750)	(41,869)
Severance costs	-	2,626	2,874
Core FFO	300,390	270,506	246,346
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(45,622)	(35,022)	(23,890)
Consolidated real estate fund	(720)	156	419
Operating Partnership	(24,148)	(25,568)	(39,296)
Core FFO attributable to common stockholders	$229,900	$210,072	$183,579
Per diluted share	$0.96	$0.89	$0.84

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	239,526,694	236,372,801	218,053,062
Effect of dilutive securities	28,942	28,747	15,869
Denominator for FFO per diluted share	239,555,636	236,401,548	218,068,931

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2018.

Property	Rate	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$1,000,000	$-	$-	$1,000,000	$1,019,734
1301 Avenue of the Americas	3.05%	-	-	500,000	-	-	-	500,000	489,633
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	490,328
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	987,828
50 Beale Street	3.65%	-	-	228,000	-	-	-	228,000	226,986
Total Fixed Rate Debt	3.66%	$-	$-	$728,000	$1,000,000	$-	$1,475,000	$3,203,000	$3,214,509

Variable Rate Debt:
1633 Broadway	4.10%	$-	$-	$-	$46,800	$-	$-	$46,800	$47,724
1301 Avenue of the Americas	4.18%	-	-	350,000	-	-	-	350,000	355,728
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	4.17%	$-	$-	$350,000	$46,800	$-	$-	$396,800	$403,452

Total Consolidated Debt	3.72%	$-	$-	$1,078,000	$1,046,800	$-	$1,475,000	$3,599,800	$3,617,961

(1)	All or a portion of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $896,803,000 of outstanding indebtedness as of December 31, 2018, of which our share was $180,879,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of December 31, 2018.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2018
(Amounts in thousands)
1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$5,294
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	5,254
1633 Broadway (1)	400,000	Dec-2015	Dec-2020	1.65%	6,311
Total interest rate swap assets designated as cash flow hedges (included in “other assets”)					$16,859

1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	$48
Total interest rate swap liabilities designated as cash flow hedges (included in “other liabilities”)					$48

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive income (loss)” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2018			December 31, 2017
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount’s share of consolidated debt:
Variable rate	$396,800	4.17%	$3,968	$380,100	3.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$2,945,458	3.67%	$3,968	$2,928,758	3.54%

Paramount’s share of debt of non-consolidated entities (non-recourse):
Variable rate	$28,808	4.91%	$288	$28,808	3.93%
Fixed rate (1)	152,071	3.41%	-	152,182	3.41%
	$180,879	3.65%	$288	$180,990	3.49%

Noncontrolling interests’ share of above			$(408)
Total change in annual net income			$3,848
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 76.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 13, 2019

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
ASSETS	December 31, 2018	December 31, 2017
Real estate, at cost
Land	$2,065,206	$2,209,506
Buildings and improvements	6,036,445	6,119,969
	8,101,651	8,329,475
Accumulated depreciation and amortization	(644,639)	(487,945)
Real estate, net	7,457,012	7,841,530
Cash and cash equivalents	339,653	219,381
Restricted cash	25,756	31,044
Investments in unconsolidated joint ventures	78,863	44,762
Investments in unconsolidated real estate funds	10,352	7,253
Preferred equity investments, net of allowance of $0 and $19,588	36,042	35,817
Marketable securities	22,660	29,039
Accounts and other receivables, net of allowance of $593 and $277	20,076	17,082
Deferred rent receivable	267,456	220,826
Deferred charges, net of accumulated amortization of $30,129 and $19,412	117,858	98,645
Intangible assets, net of accumulated amortization of $245,444 and $200,857	270,445	352,206
Other assets	109,805	20,076
Total assets (1)	$8,755,978	$8,917,661

LIABILITIES AND EQUITY
Notes and mortgages payable, net of deferred financing costs of $32,883 and $41,800	$3,566,917	$3,541,300
Revolving credit facility	-	-
Due to affiliates	-	27,299
Accounts payable and accrued expenses	124,334	117,630
Dividends and distributions payable	25,902	25,211
Intangible liabilities, net of accumulated amortization of $89,200 and $75,073	95,991	130,028
Other liabilities	51,170	54,109
Total liabilities (1)	3,864,314	3,895,577
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 233,135,704 and 240,427,022 shares in 2018 and 2017, respectively	2,329	2,403
Additional paid-in-capital	4,201,756	4,297,948
Earnings less than distributions	(219,906)	(133,693)
Accumulated other comprehensive income	16,621	10,083
Paramount Group, Inc. equity	4,000,800	4,176,741
Noncontrolling interests in:
Consolidated joint ventures	394,995	404,997
Consolidated real estate fund	66,887	14,549
Operating Partnership (25,127,003 and 24,620,279 units outstanding)	428,982	425,797
Total equity	4,891,664	5,022,084
Total liabilities and equity	$8,755,978	$8,917,661

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.3% as of December 31, 2018. The assets and liabilities of the Operating Partnership, as of December 31, 2018, include $1,982,679 and $1,253,414 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 14, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2018	2017	2016
REVENUES:
Rental income	$667,360	$628,883	$590,161
Tenant reimbursement income	56,950	52,418	44,943
Fee and other income	34,651	37,666	48,237
Total revenues	758,961	718,967	683,341
EXPENSES:
Operating	274,078	266,136	250,040
Depreciation and amortization	258,225	266,037	269,450
General and administrative	57,563	61,577	53,510
Transaction related costs	1,471	2,027	2,404
Real estate impairment loss	46,000	-	-
Total expenses	637,337	595,777	575,404
Operating income	121,624	123,190	107,937
Income from unconsolidated joint ventures	3,468	20,185	7,413
Loss from unconsolidated real estate funds	(269)	(6,143)	(498)
Interest and other income (loss), net	8,117	(9,031)	6,934
Interest and debt expense	(147,653)	(143,762)	(153,138)
Loss on early extinguishment of debt	-	(7,877)	(4,608)
Gain on sale of real estate	36,845	133,989	-
Unrealized gain on interest rate swaps	-	1,802	39,814
Net income before income taxes	22,132	112,353	3,854
Income tax expense	(3,139)	(5,177)	(1,785)
Net income	18,993	107,176	2,069
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,182)	10,365	(15,423)
Consolidated real estate fund	(720)	(19,797)	1,316
Operating Partnership	(944)	(11,363)	2,104
Net income (loss) attributable to common stockholders	$9,147	$86,381	$(9,934)

INCOME (LOSS) PER COMMON SHARE - BASIC:
Income (loss) per common share	$0.04	$0.37	$(0.05)
Weighted average shares outstanding	239,526,694	236,372,801	218,053,062

INCOME (LOSS) PER COMMON SHARE - DILUTED:
Income (loss) per common share	$0.04	$0.37	$(0.05)
Weighted average shares outstanding	239,555,636	236,401,548	218,053,062

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net income	$18,993	$107,176	$2,069
Other comprehensive income (loss):
Change in value of interest rate swaps	7,273	10,618	8,161
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(129)	160	17
Comprehensive income	26,137	117,954	10,247
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,182)	10,365	(15,423)
Consolidated real estate fund	(665)	(19,797)	1,316
Operating Partnership	(1,605)	(12,430)	2,141
Comprehensive income (loss) attributable to common stockholders	$15,685	$96,092	$(1,719)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2015	212,112	$2,122	$3,802,858	$(36,120)	$(7,843)	$236,849	$414,637	$898,047	$5,310,550
Deconsolidation of real estate fund investments upon adoption of ASU 2015-02	-	-	-	-	-	-	(351,035)	-	(351,035)
Balance as of January 1, 2016	212,112	2,122	3,802,858	(36,120)	(7,843)	236,849	63,602	898,047	4,959,515
Net income (loss)	-	-	-	(9,934)	-	15,423	(1,316)	(2,104)	2,069
Common shares issued upon redemption of common units	17,808	178	312,079	-	-	-	-	(312,257)	-
Common shares issued under Omnibus share plan	95	-	-	-	-	-	-	-	-
Dividends and distributions ($0.38 per share and unit)	-	-	-	(83,805)	-	-	-	(16,796)	(100,601)
Contributions from noncontrolling interests	-	-	-	-	-	5,151	2,500	-	7,651
Distributions to noncontrolling interests	-	-	-	-	-	(3,636)	-	-	(3,636)
Change in value of interest rate swaps	-	-	-	-	8,203	-	-	(42)	8,161
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	12	-	-	5	17
Amortization of equity awards	-	-	2,034	-	-	-	-	10,494	12,528
Other	-	-	16	205	-	1	7	14	243
Balance as of December 31, 2016	230,015	2,300	4,116,987	(129,654)	372	253,788	64,793	577,361	4,885,947
Net income (loss)	-	-	-	86,381	-	(10,365)	19,797	11,363	107,176
Common shares issued upon redemption of common units	10,359	103	172,625	-	-	-	-	(172,728)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	53	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.38 per share and unit)	-	-	-	(90,266)	-	-	-	(10,574)	(100,840)
Contributions from noncontrolling interests	-	-	-	-	-	96,472	4,305	-	100,777
Distributions to noncontrolling interests	-	-	-	-	-	(44,905)	(74,346)	-	(119,251)
Consolidation of 50 Beale Street	-	-	-	-	-	110,007	-	-	110,007
Change in value of interest rate swaps	-	-	-	-	9,559	-	-	1,059	10,618
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	152	-	-	8	160
Amortization of equity awards	-	-	3,085	-	-		-	15,705	18,790
Other	-	-	5,251	-	-	-	-	3,603	8,854
Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	9,147	-	8,182	720	944	18,993
Common shares issued upon redemption of common units	203	2	3,459	-	-	-	-	(3,461)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	61	-	-	(213)	-	-	-	-	(213)
Repurchases of common shares	(7,555)	(76)	(105,307)	-	-	-	-	-	(105,383)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(95,506)	-	-	-	(10,240)	(105,746)
Contributions from noncontrolling interests	-	-	-	-	-	-	45,116	.	45,116
Distributions to noncontrolling interests	-	-	-	-	-	(18,184)	-	-	(18,184)
Change in value of interest rate swaps	-	-	-	-	6,605	-	-	668	7,273
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(67)	-	(55)	(7)	(129)
Amortization of equity awards	-	-	2,943	-	-	-	-	17,994	20,937
Other	-	-	2,713	(170)	-	-	-	(2,713)	(170)
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664

See notes to consolidated financial statements.

 PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,993	$107,176	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,225	266,037	269,450
Straight-lining of rental income	(59,061)	(54,453)	(82,568)
Real estate impairment loss	46,000	-	-
Gain on sale of real estate	(36,845)	(133,989)	-
Amortization of stock-based compensation expense	19,646	15,922	11,278
Amortization of above and below-market leases, net	(16,059)	(19,523)	(9,536)
Amortization of deferred financing costs	11,023	11,188	6,804
Distributions of earnings from unconsolidated joint ventures	6,207	5,700	8,121
Income from unconsolidated joint ventures	(3,468)	(20,185)	(7,413)
Realized and unrealized losses (gains) on marketable securities	1,604	(4,664)	(494)
Distributions of earnings from unconsolidated real estate funds	330	342	392
Loss from unconsolidated real estate funds	269	6,143	498
Valuation allowance on preferred equity investment	-	19,588	-
Loss on early extinguishment of debt	-	7,877	4,608
Unrealized gain on interest rate swaps	-	(1,802)	(39,814)
Other non-cash adjustments	288	(470)	966
Changes in operating assets and liabilities:
Accounts and other receivables	(2,994)	(1,000)	(4,521)
Deferred charges	(31,861)	(33,295)	(15,701)
Other assets	(57,216)	10,243	(12,037)
Accounts payable and accrued expenses	4,200	6,305	11,479
Other liabilities	(2,758)	2,971	4,702
Net cash provided by operating activities	156,523	190,111	148,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate	349,013	540,333	-
Additions to real estate	(137,915)	(86,434)	(132,686)
Investment in and contributions of capital to unconsolidated joint ventures	(29,883)	(28,791)	-
Sales of marketable securities	24,794	27,261	2,353
Purchases of marketable securities	(20,019)	(29,248)	(2,722)
Escrow deposits and loans receivable for Residential Development Fund	(15,680)	-	-
Deposit on real estate	(10,000)	-	-
Contributions of capital to unconsolidated real estate funds	(3,779)	(790)	(1,780)
Distributions of capital from unconsolidated real estate funds	79	14,584	-
Acquisitions of real estate	-	(161,184)	(517,823)
Distributions of capital from unconsolidated joint ventures	-	20,000	-
Net cash provided by (used in) by investing activities	156,610	295,731	(652,658)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	$(102,863)	$-	$-
Dividends paid to common stockholders	(94,991)	(89,276)	(82,105)
Contributions from noncontrolling interests	45,116	100,777	7,651
Repayment of loans to affiliates	(27,299)	-	-
Distributions to noncontrolling interests	(18,184)	(119,251)	(3,636)
Proceeds from notes and mortgages payable	16,700	991,556	1,362,414
Distributions paid to common unitholders	(10,064)	(11,504)	(18,412)
Debt issuance costs and other	(6,564)	(7,490)	(29,387)
Repayments of notes and mortgages payable	-	(1,044,821)	(689,269)
Repayment of borrowings under revolving credit facility	-	(290,000)	(130,000)
Borrowings under revolving credit facility	-	60,000	340,000
Settlement of interest rate swap liabilities	-	(19,425)	(23,654)
Transfer tax refund in connection with the acquisition of noncontrolling interests	-	9,555	-
Loss on early extinguishment of debt	-	(7,877)	(4,608)
Purchase of marketable securities in connection with the defeasance of notes and mortgages payable	-	-	(210,000)
Net cash (used in) provided by financing activities	(198,149)	(427,756)	518,994

Net increase in cash and cash equivalents and restricted cash	114,984	58,086	14,619
Cash and cash equivalents and restricted cash at beginning of period	250,425	192,339	185,707
Decrease in cash due to deconsolidation of real estate fund investments	-	-	(7,987)
Cash and cash equivalents and restricted cash at end of period	$365,409	$250,425	$192,339

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$219,381	$162,965	$143,884
Restricted cash at beginning of period	31,044	29,374	41,823
Cash and cash equivalents and restricted cash at beginning of period	$250,425	$192,339	$185,707

Cash and cash equivalents at end of period	$339,653	$219,381	$162,965
Restricted cash at end of period	25,756	31,044	29,374
Cash and cash equivalents and restricted cash at end of period	$365,409	$250,425	$192,339

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for interest	$136,452	$132,361	$140,111
Cash payments for income taxes, net of refunds	4,049	5,048	2,095

NON-CASH TRANSACTIONS:
Common shares issued upon redemption of commons units	$3,461	$172,728	$312,257
Dividends and distributions declared but not yet paid	25,902	25,211	25,151
Write-off of fully amortized and/or depreciated assets	4,158	9,684	11,431
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	7,086	-	-
Additions to real estate included in accounts payable and accrued expenses	19,872	10,413	12,104
Change in value of interest rate swaps	(7,273)	(10,618)	(8,161)
Consolidation (deconsolidation) of real estate and real estate fund investments	-	102,512	(396,697)
Assumption of notes and mortgages payable	-	228,000	-
Transfer of real estate to assets held for sale	-	-	(346,685)
Marketable securities transferred in connection with the defeasance of notes and mortgages payable	-	-	214,608
Defeasance of notes and mortgages payable	-	-	(210,000)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, Washington, D.C. and San Francisco.  As of December 31, 2018, our portfolio consisted of 12 Class A office properties aggregating approximately 11.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.3% of, the Operating Partnership as of December 31, 2018.

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

Significant Accounting Policies

Real Estate

Real estate is carried at cost less accumulated depreciation and amortization. Betterments, major renovations and certain costs directly related to the improvement of real estate are capitalized. Maintenance and repair expenses are charged to expense as incurred. Depreciation is recognized on a straight-line basis over estimated useful lives of the assets, which range from 5 to 40 years. Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the assets.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

Variable Interest Entities (“VIEs”) and Investments in Unconsolidated Joint Ventures and Funds

We consolidate VIEs in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE. We consolidate entities that are not VIEs where we have significant decision making control over operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consists of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for our share of net income or loss and cash contributions and distributions each period. To the extent that our cost basis is different than our share of the equity in the equity method investment, the basis difference allocated to depreciable assets is amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

Marketable securities consists of investments in trading securities that are held in our deferred compensation plan for which there is an offsetting liability. These investments are initially recorded at cost and subsequently measured at fair value at the end of each reporting period, with gains or losses resulting from changes in fair value recognized in earnings, which are included as a component of “interest and other income (loss), net” on our consolidated statements of income and the earnings are entirely offset by expenses from the mark-to-market of plan liabilities, which are included as a component of “general and administrative” expenses on our consolidated statements of income.

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

The carrying value of marketable securities is determined using quoted prices in active markets. The carrying values of all other financial instruments on our consolidated balance sheets, including cash and cash equivalents, restricted cash, accounts and other receivable and accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

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

Tenant Reimbursement Income

Tenant reimbursement income includes revenues arising from tenant leases, which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the property. This revenue is earned in the same period as the expenses are incurred.

Fee and Other Income

Fee income includes (i) property management fees, (ii) asset management fees and (iii) fees related to acquisitions, dispositions and leasing services and (iv) other fee income earned pursuant to contractual agreements. Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price.

Other income includes lease termination income, income from tenant requested services, including overtime heating and cooling and parking income. Lease termination income could result from a lessee terminating a lease prior to the stated terms in their agreements. To the extent a lease term is modified, any incremental fees or increased lease payments received as a result of the modification are recognized over the remaining lease term based on the relevant facts and circumstances.

Gains and Losses on Sale of Real Estate

Gains and losses on the sale of real estate are recognized pursuant to ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets when (i) we do not have a controlling financial interest in the buyer and (ii) the buyer has obtained control of the real estate asset. Any gain or loss on sale is measured based on the difference between the amount of consideration received and the carrying amount of the real estate assets, less costs to sell.  For partial sale of real estate resulting in transfer of control, we measure any noncontrolling interest retained at fair value and recognize a gain or loss on the difference between fair value and the carrying amount of the real estate assets retained.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $622,000, $5,758,000 and $780,000 for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, our TRSs had a combined deferred income tax expense of $87,000 for the year ended December 31, 2018 and deferred income tax benefits of $922,000 and $479,000 for the years ended December 31, 2017 and 2016, respectively.

The following table reconciles net income (loss) attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net income (loss) attributable to Paramount Group, Inc.	$9,147	$86,381	$(9,934)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(48,604)	(44,083)	(51,880)
Depreciation and amortization	92,512	96,991	95,489
Stock-based compensation	17,847	14,441	9,673
Real estate impairment loss	41,788	-	-
Gain on sale of real estate	(14,381)	(95,182)	-
Write-off of and valuation allowance on preferred equity investment	(3,574)	4,327	-
Earnings of unconsolidated joint ventures, including real estate investments	179	(8,600)	(3,513)
Swap breakage costs	-	(1,487)	(25,367)
Unrealized gain on interest rate swaps	-	(860)	(4,651)
Other, net	(8,240)	1,885	13,295
Estimated taxable income	$86,674	$53,813	$23,112

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2018, 2017 and 2016

	For the Year Ended December 31,
	2018			2017			2016
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.286	(1)	72.4%	$0.195		51.3%	$0.107		28.2%
Long-term capital gain	0.074		18.7%	0.034		8.9%	-		-
Return of capital	0.035		8.9%	0.151		39.8%	0.273		71.8%
Total	$0.395	(2)	100.0%	$0.380	(2)	100.0%	$0.380	(2)	100.0%

(1)	Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code 199A.
(2)

The fourth quarter dividend for the years ended December 31, 2018, 2017 and 2016 of $0.100, $0.095 and $0.095 per share, respectively, were paid in January of the subsequent years and are allocable to the subsequent years for federal income tax purposes.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Our reportable segments are separated by region based on the three regions in which we conduct our business: New York, Washington, D.C. and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. See Note 25, Segments.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Actual results could differ materially from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016- 13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. In November 2018, the FASB issued ASU 2018-19, which clarified that receivables arising from operating leases are not within the scope of ASC Topic 326, and instead, impairment of receivables arising from operating leases (previously recorded as bad debt expense, a component of “operating expenses”), should be accounted for under the scope of ASC Topic 842, Leases. Accordingly, pursuant to ASU 2018-19, beginning on January 1, 2019, impairment of receivables arising from operating leases, if any, will be recorded as a reduction of rental income and no longer reflected as bad debt expense. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, an update to ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements in ASC Topic 820, by (i) removing certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, (ii) modifying existing disclosure requirements related to measurement uncertainty and (iii) adding new disclosure requirements related to changes in unrealized gains or losses for the periods included in other comprehensive income for recurring Level 3 fair value measurements and disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We are evaluating the impact of ASU 2018-13 but do not believe the adoption will have an impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, an update to ASC Topic 815, Derivatives and Hedging. ASU 2018-16 adds the Overnight Index Swap Rate (“OIS”) based on Secured Overnight Financing Rate (“SOFR”) to the list of permissible benchmark interest rates for hedge accounting purposes. ASU 2018-16 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018. The FASB permitted early adoption of ASU 2018-16 for entities that had already adopted ASU 2017-12, an earlier update to ASC Topic 815, Derivatives and Hedging. We adopted the provisions of ASU 2017-12 on December 31, 2017 and have adopted the provisions of ASU 2018-16 on December 31, 2018. These adoptions did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting by requiring lessees to, among other things, (i) recognize most leases on their balance sheets, (ii) classify leases as either financing or operating, and (iii) record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We will adopt the provisions of ASU 2016-02 on January 1, 2019, using the alternative modified retrospective method, also known as the transition relief method, permitted under ASU 2018-11. Additionally, we will elect the package of practical expedients which permits us not to reassess under ASC Topic 842 our prior conclusions about lease identification, lease classification and initial direct costs. We will record a right-of-use asset and a lease liability upon such adoption for leases in which we are a lessee. However, we do not believe that any asset and liability recorded in connection with such adoption will have a material impact to our financial statements.

While accounting for lessors under ASU 2016-02 is substantially similar to existing lease accounting guidance, lessors are required to separate payments received pursuant to a lease between lease components (rental income) and non-lease components (revenue related to various services we provide). In July 2018, the FASB issued ASU 2018-11, which provided lessors with a practical expedient to not separate lease and non-lease components, if certain criteria are met. We believe we meet such criteria and upon the adoption of ASU 2016-02, we will elect this practical expedient.

Furthermore, ASU 2016-02 also updates the definition of initial direct costs for both lessees and lessors to include only incremental costs of a lease that would not have been incurred if the lease had not been obtained. As a result, upon adoption of ASU 2016-02 on January 1, 2019, we will no longer be able to capitalize internal leasing costs and will have to expense them instead. We had capitalized internal leasing costs of $5,653,000, $7,003,000 and $5,027,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2018, the FASB issued ASU 2018-20, an update to ASC Topic 842, Leases. ASU 2018-20 allows lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease transaction and collected by the lessor from the lessee are the primary obligation of the lessor. A lessor that makes this election must exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes within the scope of the election and make additional disclosures. ASU 2018-20 requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments, but lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments. The effective date of ASU 2018-20 is required to coincide with the effective date of ASU 2016-02. The adoption of the provisions of ASU 2018-20 on January 1, 2019 will not have an impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, an update to ASC Topic 230, Statement of Cash Flows, to provide guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that an entity’s reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include restricted cash with cash and cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 retrospectively, on December 31, 2017. This adoption resulted in (i) additional disclosures to reconcile cash and cash equivalents and restricted cash on our consolidated balance sheets to our consolidated statements of cash flows, (ii) increased cash provided by operating activities and cash used in investing activities by $3,000,000 and $15,449,000, respectively, for the year ended December 31, 2016.

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

In October 2018, the FASB issued ASU 2018-17, an update to ASC Topic 810, Consolidations. ASU 2018-17 requires reporting entities to consider indirect interests held by related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety in determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We are evaluating the impact of ASU 2018-17 on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Dispositions

2099 Pennsylvania Avenue

On August 9, 2018, we completed the sale of 2099 Pennsylvania Avenue, a 208,776 square foot, Class A office building in Washington, D.C. for $219,900,000 and recognized a gain of $35,836,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2018.

425 Eye Street

On September 27, 2018, we completed the sale of 425 Eye Street, a 372,552 square foot, Class A office building in Washington, D.C. for $157,000,000 and recognized a gain of $1,009,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2018.

Waterview

On May 3, 2017, we completed the sale of Waterview, a 636,768 square foot, Class A office building in Rosslyn, Virginia for $460,000,000 and recognized a gain of $110,583,000, which is included as a component of “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2017.

4.	Acquisitions

111 Sutter Street

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot office building in San Francisco, California. Simultaneously to closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We will retain the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options.

50 Beale Street

On July 17, 2017, we and a new joint venture in which we have a 36.6% interest, acquired, through a series of transactions, a 62.2% interest in 50 Beale Street, a 660,625 square foot, Class A office building in San Francisco, California. Subsequent to the acquisition, we own a direct 13.2% interest in the property and the new joint venture owns the remaining 49.0% interest. Accordingly, our economic interest in the property is 31.1%. The acquisition valued the property at $517,500,000 and included the assumption of $228,000,000 of existing debt.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Unconsolidated Joint Ventures

Prior to March 14, 2018, RDF, in which we have a 7.4% interest, owned 20.0% of One Steuart Lane (the “Property”). On March 14, 2018, RDF transferred its 20.0% interest to a new joint venture in which it owns a 75.0% interest. Separately on March 14, 2018, RDF acquired an additional 10.0% interest in the Property from its existing partner. Subsequent to these transactions RDF owns a 25.0% economic interest in the Property, comprised of the newly acquired 10.0% interest and an indirect 15.0% interest it owns through the joint venture. Accordingly, RDF was required to consolidate its 75.0% interest in the joint venture that owns 20.0% of the Property, and reflect the 25.0% interest in this venture (5.0% economic interest in the Property) it does not own as noncontrolling interests. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own as noncontrolling interests. As of December 31, 2018, our economic interest in the Property was 1.85%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2018		2017
712 Fifth Avenue (1)	50.0%	$-		$-
60 Wall Street (2)	5.0%	22,353		25,083
One Steuart Lane (2)	25.0% (3)	52,923	(4)	16,031
Oder-Center, Germany (2)	9.5%	3,587		3,648
Investments in unconsolidated joint ventures		$78,863		$44,762

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net Income (Loss):	2018	2017	2016
712 Fifth Avenue (1)	$3,901	$20,072	$7,335
60 Wall Street (2)	(518)	(152)	-
One Steuart Lane (2)	(18)	182	-
Oder-Center, Germany (2)	103	83	78
Income from unconsolidated joint ventures	$3,468	$20,185	$7,413

(1)

As of December 31, 2018, our basis in the partnership that owns 712 Fifth Avenue, was negative $17,611 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of December 31, 2018, the carrying amount of our investment in 60 Wall Street, One Steuart Lane and Oder Center, Germany is greater than our share of equity in these investments by $2,772, $692, $5,055, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents RDF’s economic interest in the Property.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2018	2017
Real estate, net	$1,236,989	$1,196,116
Intangible assets	97,658	126,422
Other assets	91,552	81,596
Total assets	$1,426,199	$1,404,134

Notes and mortgages payable, net	$887,882	$886,902
Other liabilities	22,310	14,196
Total liabilities	910,192	901,098
Equity	516,007	503,036
Total liabilities and equity	$1,426,199	$1,404,134

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2018	2017	2016
Rental income	$113,156	$113,643	$54,420
Tenant reimbursement income	27,178	25,161	4,495
Fee and other income	7,146	1,622	1,882
Total revenues	147,480	140,426	60,797
Operating	53,417	51,390	23,670
Depreciation and amortization	48,452	46,409	12,509
Total expenses	101,869	97,799	36,179
Operating income	45,611	42,627	24,618
Interest and other income	803	381	68
Interest and debt expense	(39,406)	(33,461)	(12,212)
Unrealized gain on interest rate swaps	-	1,896	4,109
Net income before income taxes	7,008	11,443	16,583
Income tax expense	(10)	(2)	(10)
Net income	$6,998	$11,441	$16,573

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, L.P. (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, L.P (“Fund VII-H”), our Property Funds. As of December 31, 2018, Fund VII and Fund VII-H’s sole asset, which they collectively owned 100% of, was 0 Bond Street, a 64,532 square foot creative office building in the NoHo submarket of Manhattan. As of December 31, 2018, our combined ownership interest in Fund VII and Fund VII-H was approximately 7.2%. On January 25, 2019, Fund VII and Fund VII-H sold 0 Bond Street for $130,500,000.

We are also the general partner and investment manager of Paramount Group Real Estate Fund VIII, L.P. (“Fund VIII”), our Alternative Investment Fund, which invests in mortgage and mezzanine loans and preferred equity investments. Fund VIII completed its final closing in April 2016 with $775,200,000 in capital commitments, of which $614,450,000 has been called and substantially invested as of December 31, 2018 and an additional $74,391,000 is reserved for funding future draws on existing mezzanine loans and preferred equity investments. These investments have various stated interest rates ranging from 5.50% to 9.61% and maturities ranging from October 2019 to December 2027. Fund VIII’s investment period is scheduled to end in April 2019, unless extended by us until April 2020. As of December 31, 2018, our ownership interest in Fund VIII was approximately 1.3%.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2018	2017
Our Share of Investments:
Property Funds	$2,340	$2,429
Alternative Investment Fund	8,012	4,824
Investments in unconsolidated real estate funds	$10,352	$7,253

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Our Share of Net Loss:
Net investment income (loss)	$291	$236	$(324)
Net realized loss	-	(126)	-
Net unrealized loss	(560)	(663)	(1,706)
Carried interest	-	(5,590)	1,532
Loss from unconsolidated real estate funds	$(269)	$(6,143)	$(498)

In December 2018, we completed an initial closing of Paramount Group Real Estate Fund X, L.P. (“Fund X”), with $167,000,000 in capital commitments, including $10,000,000 from us. As of December 31, 2018, none of the capital has been called.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the summarized financial information of our unconsolidated real estate funds, excluding Fund X, as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2018	2017
Real estate investments	$645,013	$405,931
Cash and cash equivalents	10,791	5,076
Other assets	10	74
Total assets	$655,814	$411,081

Other liabilities	$1,483	$1,308
Total liabilities	1,483	1,308
Equity	654,331	409,773
Total liabilities and equity	$655,814	$411,081

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2018	2017	2016
Investment income	$33,814	$29,013	$20,484
Investment expenses	10,587	7,086	7,466
Net investment income	23,227	21,927	13,018
Net realized losses	-	(72,134)	-
Previously recorded unrealized losses	-	35,682	-
Net unrealized (losses) gains	(4,656)	(6,266)	14,275
Income (loss) from real estate fund investments	$18,571	$(20,791)	$27,293

7.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings L.P., an entity that owns certain preferred equity investments that are consolidated into our consolidated financial statements.

The following table summarizes our preferred equity investments.

(Amounts in thousands, except square feet)	Paramount	Dividend	Initial	As of December 31,
Preferred Equity Investment	Ownership	Rate	Maturity	2018	2017
470 Vanderbilt Avenue (1)	24.4%	10.3%	Feb-2019	$36,042	$35,817
2 Herald Square (2)	n/a	n/a	n/a	-	19,588
				36,042	55,405
Less: valuation allowance (2)				-	(19,588)
Total preferred equity investments, net				$36,042	$35,817

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

(2)

Represents a preferred equity investment in a partnership that owned 2 Herald Square, a 369,000 square foot office and retail property in Manhattan. In April 2017, the borrower defaulted on the obligation to extend the maturity date or redeem the preferred equity investment and accordingly, we had recorded a valuation allowance of $19,588. In May 2018, the senior lender foreclosed out our interest and accordingly, we wrote off our preferred equity investment and the related valuation allowance.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Intangible Assets and Liabilities

The following table summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2018	2017
Intangible assets:
Gross amount	$515,889	$553,063
Accumulated amortization	(245,444)	(200,857)
	$270,445	$352,206
Intangible liabilities:
Gross amount	$185,191	$205,101
Accumulated amortization	(89,200)	(75,073)
	$95,991	$130,028

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Amortization of above and below-market leases, net (component of “rental income”)	$16,059	$19,523	$9,536
Amortization of acquired in-place leases (component of “depreciation and amortization”)	$58,814	$76,016	$94,935

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2019.

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

The following table summarizes our outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2018	2018		2017
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	4.10%	46,800	(2)	30,100	(2)
			3.56%	1,046,800		1,030,100

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	4.18%	350,000		350,000
			3.51%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000

50 Beale Street (3)	Oct-2021	Fixed	3.65%	228,000		228,000

Total notes and mortgages payable			3.72%	3,599,800		3,583,100
Less: deferred financing costs				(32,883)		(41,800)
Total notes and mortgages payable, net				$3,566,917		$3,541,300

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 10, Derivative Instruments and Hedging Activities.
(2)

Represents amounts borrowed to fund leasing costs at the property. The loan balance can be increased by an additional $200,000 upon the satisfaction of certain performance hurdles related to the property.

(3)	Our ownership interest in One Market Plaza and 50 Beale Street is 49.0% and 31.1%, respectively.

The following table summarizes our principal repayments required for the next five years and thereafter in connection with our notes and mortgages payable and revolving credit facility as of December 31, 2018.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2019	$1,052	$1,052	$-
2020	4,304	4,304	-
2021	1,072,644	1,072,644	-
2022	1,046,800	1,046,800	-
2023	-	-	-
Thereafter	1,475,000	1,475,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income (loss)” (outside of earnings). We recognized other comprehensive income of $7,273,000, $10,618,000, and $8,161,000 for the years ended December 31, 2018, 2017 and 2016, respectively, from the changes in fair value of these interest rate swaps. See Note 12, Accumulated Other Comprehensive Income (Loss). During the next twelve months, we estimate that $7,489,000 of the amounts recognized in accumulated other comprehensive income will be reclassified as a decrease in interest expense.

The following table summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of December 31,
	2018	2017
Interest rate swap assets designated as cash flow hedges (included in “other assets”)	$16,859	$9,855

Interest rate swap liabilities designated as cash flow hedges (included in “other liabilities”)	$48	$317

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of December 31, 2018, we did not have such obligations relating to our swaps.

Interest Rate Swaps – Non-designated Hedges

As of December 31, 2018 and 2017, we did not have interest rate swaps that were not designated as hedges. Prior to December 31, 2017, we had interest rate swaps on One Market Plaza, 900 Third Avenue and 31 West 52nd Street that were not designated as a hedges. We recognized unrealized gains of $1,802,000 and $39,814,000 for the years ended December 31, 2017 and 2016, respectively, in connection with these interest rate swaps, which are included as “unrealized gain on interest rate swaps” on our consolidated statements of income.

11.	Equity

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. As of December 31, 2018, we have repurchased an aggregate of 7,555,601 shares, or $105,383,000 of our common stock, at a weighted average price of $13.95 per share. We currently have $94,617,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018, 2017 and 2016, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Amount of income (loss) related to the effective portion of cash flow hedges recognized in other comprehensive income (loss)	$9,203	$3,360	$(5,150)
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense	(1,930)	7,258	13,311
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1)	(129)	160	17

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

13.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale Street and PGRESS Equity Holdings L.P. As of December 31, 2018 and 2017, noncontrolling interests in our consolidated joint ventures aggregated $394,995,000 and $404,997,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of December 31, 2018 and 2017, the noncontrolling interest in our consolidated real estate fund aggregated $66,887,000 and $14,549,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders.  As of December 31, 2018 and 2017, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $428,982,000 and $425,797,000, respectively, and a redemption value of $315,595,000 and $390,231,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.3% of, the Operating Partnership as of December 31, 2018. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2018 and 2017, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2018	2017
Real estate, net	$1,699,618	$1,726,800
Cash and restricted cash	63,450	55,658
Investments in unconsolidated joint ventures	52,923	16,031
Preferred equity investments, net	36,042	35,817
Accounts and other receivables, net	2,107	2,550
Deferred rent receivable	51,926	44,000
Deferred charges, net	14,160	8,123
Intangible assets, net	45,818	66,112
Other assets	16,635	929
Total VIE assets	$1,982,679	$1,956,020

Notes and mortgages payable, net	$1,197,644	$1,196,607
Accounts payable and accrued expenses	24,183	21,211
Intangible liabilities, net	31,582	46,365
Other liabilities	5	155
Total VIE liabilities	$1,253,414	$1,264,338

Unconsolidated VIEs

As of December 31, 2018, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2018	2017
Investments	$10,352	$7,253
Asset management fees and other receivables	722	597
Maximum risk of loss	$11,074	$7,850

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The following table aggregates the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$22,660	$22,660	$-	$-
Interest rate swap assets (included in “other assets”)	16,859	-	16,859	-
Total assets	$39,519	$22,660	$16,859	$-

Interest rate swap liabilities (included in “other liabilities”)	$48	$-	$48	$-
Total liabilities	$48	$-	$48	$-

	As of December 31, 2017
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities	$29,039	$29,039	$-	$-
Interest rate swap assets (included in “other assets”)	9,855	-	9,855	-
Total assets	$38,894	$29,039	$9,855	$-

Interest rate swap liabilities (included in “other liabilities”)	$317	$-	$317	$-
Total liabilities	$317	$-	$317	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments	$36,042	$36,339	$35,817	$36,112
Total assets	$36,042	$36,339	$35,817	$36,112

Notes and mortgages payable	$3,599,800	$3,617,961	$3,583,100	$3,596,953
Revolving credit facility	-	-	-	-
Total liabilities	$3,599,800	$3,617,961	$3,583,100	$3,596,953

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Revenues

Our revenues consist primarily of rental income, tenant reimbursement income and fee and other income. The following table sets forth the details of our revenues.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Rental income	$667,360	$628,883	$590,161
Tenant reimbursement income	56,950	52,418	44,943
Fee and other income:
Fee income:
Property management	6,163	6,336	5,948
Asset management	7,912	8,581	7,754
Acquisition, disposition and leasing	3,160	7,770	2,026
Other	1,394	1,525	1,203
Total fee income	18,629	24,212	16,931
Lease termination income	2,985	2,189	17,010	(1)
Other income (2)	13,037	11,265	14,296
Total fee and other income	34,651	37,666	48,237
Total revenues	$758,961	$718,967	$683,341

(1)	Includes $10,861 from the termination of a lease with a tenant at 1633 Broadway.
(2)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

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

The following table is a schedule of future minimum cash rents under non-cancelable operating leases as of December 31, 2018, for each of the five succeeding years commencing January 1, 2019.

(Amounts in thousands)
2019	$611,301
2020	606,339
2021	553,330
2022	519,559
2023	473,206
Thereafter	2,790,256
Total	$5,553,991

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 25, Segments.

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2017	$1,558	$290	$762	$490	$16
Balance as of December 31, 2018	2,075	567	954	490	64
Increase	$517	$277	$192	$-	$48

As of December 31, 2018 and 2017, our consolidated balance sheets included $400,000 and $387,000, respectively, of deferred revenue in connection with prepayments for services we have not yet provided. These amounts are included as a components of “accounts payable and accrued expenses” on our consolidated balance sheets and will be recognized as income upon completion of the required services.

There are no other contract assets or liabilities as of December 31, 2018 and 2017, respectively.

17.	Real Estate Impairment Loss

On June 30, 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio. Our estimates of fair value were determined using discounted cash flow models, which considered, among other things, anticipated holding periods, current market conditions and utilized unobservable quantitative inputs, including appropriate capitalization and discount rates. Accordingly, we recorded a $46,000,000 impairment loss based on the excess of the carrying value over the estimated fair value, which is included as “real estate impairment loss” on our consolidated statement of income for the year ended December 31, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss), net.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Preferred equity investment income (1)	$3,655	$4,187	$5,716
Interest and other income	5,384	1,256	774
Mark-to-market of investments in our deferred compensation plans (2)	(922)	5,114	444
Valuation allowance on preferred equity investment (3)	-	(19,588)	-
Total interest and other income (loss), net	$8,117	$(9,031)	$6,934

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings L.P., of which our 24.4% share is $890, $1,029 and $1,393 for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 7, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(3)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings L.P., of which our 24.4% share was $4,780, and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interest and accordingly, we wrote off our preferred equity investment.

19.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Interest and debt expense	$136,630	$132,574	$146,334
Amortization of deferred financing costs	11,023	11,188	6,804
Total interest and debt expense	$147,653	$143,762	$153,138

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Incentive Compensation

Stock-Based Compensation

Our 2014 Equity Incentive Plan (the “Plan”), provides for grants of equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards such as restricted stock or long-term incentive plan LTIP units of our Operating Partnership (“LTIP units”) that do not require the payment of an exercise price. “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price. As of December 31, 2018, we have 9,643,663 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
LTIP units	$9,059	$6,572	$5,617
Performance-based units	7,645	6,421	3,680
Restricted stock	988	715	391
Stock options	1,954	2,214	1,590
Total stock-based compensation expense	$19,646	$15,922	$11,278

LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. The LTIP units granted in the years ended December 31, 2018, 2017 and 2016 had grant date fair values of $10,145,000, $7,467,000 and $10,106,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2018, there was $12,387,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.0 years. The following table summarizes our LTIP unit activity for the year ended December 31, 2018.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2017	1,090,764	$15.70
Granted	754,069	13.45
Vested	(516,318)	15.66
Cancelled or expired	(44,432)	15.40
Unvested as of December 31, 2018	1,284,083	$14.41

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Award Programs (“Performance Programs”)

We grant our executive officers and other employees LTIP units under multi-year performance-based long-term equity compensation programs. The purpose of these Performance Programs is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the Performance Programs, participants may earn LTIP units based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period on both an absolute basis and relative basis. If the designated performance objectives are achieved, awards earned under the Performance Programs are subject to vesting over a period of four years and are also subject to a taxable book-up event, as defined.

The LTIPs unit activity granted under the Performance Programs in the years ended December 31, 2018, 2017 and 2016 had grant date fair values of $7,009,000, $10,520,000 and $10,914,000, respectively, and are being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2018, there was $10,537,000 of total unrecognized compensation cost related to unvested LTIP units granted under the Performance Programs, which is expected to be recognized over a weighted average period of 2.3 years. The following table summarizes our LTIP unit activity granted under the Performance Programs for the year ended December 31, 2018.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2017	3,253,991	$8.72
Granted	1,382,807	5.07
Cancelled or expired	(1,263,228)	8.59
Unvested as of December 31, 2018	3,373,570	$7.27

2017 Performance-Based Awards Program (“2017 Performance Program”)

On February 5, 2018, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2017 Performance Program. Under the 2017 Performance Program, participants may earn awards in the form of LTIP units based on our TSR over a three-year performance measurement period beginning on January 1, 2018 and continuing through December 31, 2020, on both an absolute basis and relative basis. Awards granted to our Chief Executive Officer, under the 2017 Performance Program include an additional performance feature requiring threshold TSR performance on both an absolute and a relative basis in order for any awards to be earned. If the designated performance objectives are achieved, awards earned under the 2017 Performance Program are subject to vesting based on continued employment with us through December 31, 2021, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2021. Furthermore, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2017 Performance Program on the date of the grant was $7,009,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

2015 Performance-Based Awards Program (“2015 Performance Program”)

On April 3, 2018, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 31, 2018. Accordingly, all of the 779,055 LTIP units that were granted on April 1, 2015, were forfeited, with no awards being earned. As of April 3, 2018, we had $947,000 of total unrecognized compensation cost related to these awards, which is being recognized over a weighted-average period of 1.6 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to a non-employee director and certain other employees which vest over four years. The shares of restricted stock granted in the years ended December 31, 2018, 2017 and 2016 had grant date fair values of $1,335,000, $1,309,000 and $1,600,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2018, there was $1,918,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. The table below summarizes our restricted stock activity for the year ended December 31, 2018.

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested as of December 31, 2017	129,005	$16.33
Granted	93,961	14.21
Vested	(42,325)	16.18
Cancelled or expired	(17,660)	15.24
Unvested as of December 31, 2018	162,981	$15.26

Stock Options

We did not grant any stock options in year ended December 31, 2018. Stock options granted in prior years to certain of our executive officers and other employees vest over periods ranging from three to five years and expire 10 years from the date of grant. The stock options granted in the years ended December 31, 2017 and 2016 had grant date fair values of $4.02 and $3.40 per stock option, respectively, which are being amortized into expense on a straight-line basis over the vesting period. The fair value of the option is estimated using an option-pricing model with the following weighted-average assumptions for grants in the years ended December 31, 2017 and 2016.

	For the Year Ended December 31,
	2017	2016
Expected volatility	29.0%	29.0%
Expected life	5.9 years	5.9 years
Risk free interest rate	2.2%	1.5%
Expected dividend yield	2.3%	2.3%

As of December 31, 2018, there was $1,370,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years. The following table summarizes our stock option activity for year ended December 31, 2018.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	2,448,743	$17.20
Granted	-	-
Exercised	-	-
Cancelled or expired	(316,800)	18.00
Outstanding as of December 31, 2018	2,131,943	$17.08	6.7	$-
Options vested and expected to vest as of December 31, 2018	2,083,994	$17.14	6.5	$-
Options exercisable as of December 31, 2018	1,496,664	$17.20	6.2	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Earnings Per Share

The following table summarizes our net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$9,147	$86,381	$(9,934)
Earnings allocated to unvested participating securities	(79)	(98)	(37)
Numerator for income (loss) per common share - basic and diluted	$9,068	$86,283	$(9,971)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	239,527	236,373	218,053
Effect of dilutive employee stock options and restricted share awards (1)	29	29	-
Denominator for diluted income (loss) per common share - weighted average shares	239,556	236,402	218,053

Income (loss) per common share - basic and diluted	$0.04	$0.37	$(0.05)

(1)

The effect of dilutive securities for the years ended December 31, 2018, 2017, and 2016 excludes 27,510, 30,848 and 48,113 weighted average share equivalents, respectively, as their effect was anti-dilutive.

22.	Summary of Quarterly Results (unaudited)

The following table summarizes our quarterly results of operations for the years ended December 31, 2018 and 2017.

		Net income (loss)
		attributable to the	Income (Loss) Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	common stockholders	Basic	Diluted
2018:
December 31	$190,675	$5,318	$0.02	$0.02
September 30	192,596	37,531	0.16	0.16
June 30	191,419	(34,816)	(0.14)	(0.14)
March 31	184,271	1,114	0.00	0.00

2017:
December 31	$180,257	$(6,793)	$(0.03)	$(0.03)
September 30	179,770	(10,214)	(0.04)	(0.04)
June 30	177,704	103,016	0.44	0.44
March 31	181,236	372	0.00	0.00

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Related Parties

Due to Affiliates

On November 13, 2018, we repaid the $27,299,000 of loans that were due to affiliates. These loans were comprised of a $24,500,000 note payable to CNBB-RDF Holdings, LP, which is an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), and a $2,799,000 note payable to a different entity owned by members of the Otto Family, both of which were made in lieu of certain cash distributions prior to the completion of our initial public offering. The notes bore interest at a fixed rate of 1.40%. For the years ended December 31, 2018, 2017 and 2016, we recognized $334,000, $197,000 and $139,000 of interest expense, respectively, in connection with these notes, which is included as a component of “interest and debt expense” on our consolidated statements of income.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $838,000, $824,000 and $795,000 for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2018, we were owed $51,000 under these agreements, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheet. There were no amount owed to us under these agreements as of December 31, 2017.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $15,231,000, $20,263,000 and $9,920,000, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with these agreements. As of December 31, 2018 and 2017, amounts owed to us under these agreements aggregated $1,836,000 and $1,627,000, respectively, and are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of a feeder vehicle for Fund VIII. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in this feeder vehicle, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expense of $240,000, $247,000 and $625,000 for the years ended December 31, 2018, 2017 and 2016, respectively, in connection with these agreements, which is included as a component of “transaction related costs” on our consolidated statements of income. As of December 31, 2018 and 2017, we owed $40,000 and $51,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. Our share of rental income from this lease was $366,000, $358,000 and $416,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2018, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. Prior to February 16, 2018, we believed that the likelihood of a loss related to these assessments was remote. On February 16, 2018, the New York City Tax Appeals Tribunal issued a decision against a publicly traded REIT in a case interpreting the same provisions of the transfer tax statute, on similar but distinguishable facts. As a result, after consultation with legal counsel, we now believe the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $39,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

25.	Segments

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$740,332	$468,013	$51,290	$222,071	$(1,042)
Property-related operating expenses	(274,078)	(188,008)	(19,381)	(60,043)	(6,646)
NOI from unconsolidated joint ventures	20,730	20,395	-	-	335
NOI (1)	$486,984	$300,400	$31,909	$162,028	$(7,353)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$694,755	$430,548	$72,143	$191,677	$387
Property-related operating expenses	(266,136)	(180,855)	(27,342)	(50,906)	(7,033)
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
NOI (1)	$448,262	$268,836	$44,801	$140,771	$(6,146)

	For the Year Ended December 31, 2016
(Amounts in thousands)	Total	New York	Washington, D.C.	San Francisco	Other
Property-related revenues	$666,410	$449,794	$86,389	$127,813	$2,414
Property-related operating expenses	(250,040)	(176,445)	(32,721)	(30,889)	(9,985)
NOI from unconsolidated joint ventures	17,195	16,874	-	-	321
NOI (1)	$433,565	$290,223	$53,668	$96,924	$(7,250)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
NOI	$486,984	$448,262	$433,565
Add (subtract) adjustments to arrive to net income (loss):
Fee income	18,629	24,212	16,931
Depreciation and amortization expense	(258,225)	(266,037)	(269,450)
General and administrative expenses	(57,563)	(61,577)	(53,510)
Transaction related costs	(1,471)	(2,027)	(2,404)
NOI from unconsolidated joint ventures	(20,730)	(19,643)	(17,195)
Income from unconsolidated joint ventures	3,468	20,185	7,413
Loss from unconsolidated real estate funds	(269)	(6,143)	(498)
Interest and other income (loss), net	8,117	(9,031)	6,934
Interest and debt expense	(147,653)	(143,762)	(153,138)
Loss on early extinguishment of debt	-	(7,877)	(4,608)
Real estate impairment loss	(46,000)	-	-
Gain on sale of real estate	36,845	133,989	-
Unrealized gain on interest rate swaps	-	1,802	39,814
Net income before income taxes	22,132	112,353	3,854
Income tax expense	(3,139)	(5,177)	(1,785)
Net income	18,993	107,176	2,069
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,182)	10,365	(15,423)
Consolidated real estate fund	(720)	(19,797)	1,316
Operating Partnership	(944)	(11,363)	2,104
Net income (loss) attributable to common stockholders	$9,147	$86,381	$(9,934)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	Washington, D.C.	San Francisco	Other
December 31, 2018	$8,755,978	$5,583,022	$305,980	$2,388,094	$478,882
December 31, 2017	8,917,661	5,511,061	693,408	2,421,173	292,019
December 31, 2016	8,867,168	5,617,344	1,075,350	1,913,747	260,727

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2018, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included  herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

February 13, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (which is scheduled to be held on May 16, 2019), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report
1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K

i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016	122
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2018, 2017 and 2016	123

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 125 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.FORM 10-K SUMMARY

None

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C	COLUMN D	COLUMN E
		Additions
	Balance at	Charged	Uncollectible	Balance
	Beginning	Against	accounts	at End
(Amounts in thousands)	of Year	Operations	Written-off	of Year
For the Year Ended December 31, 2018
Allowance for doubtful accounts	$277	$324	$(8)	$593
Allowance for preferred equity investments	19,588	-	(19,588)	-
Total valuation allowance	$19,865	$324	$(19,596)	$593

For the Year Ended December 31, 2017
Allowance for doubtful accounts	$202	$123	$(48)	$277
Allowance for preferred equity investments	-	19,588	-	19,588
Total valuation allowance	$202	$19,711	$(48)	$19,865

For the Year Ended December 31, 2016
Allowance for doubtful accounts	$365	$315	$(478)	$202

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
			Building and		Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$1,046,800	$502,846	$1,398,341	$-	$125,286	$502,846	$1,523,627	$2,026,473	$(168,325)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	850,000	406,039	1,051,697	-	91,556	406,039	1,143,253	1,549,292	(128,742)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	44,739	221,318	649,733	871,051	(68,588)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	30,395	174,688	400,948	575,636	(45,238)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	14,745	103,741	310,776	414,517	(38,314)	1983	11/2014	5 to 40 Years
Total New York	2,396,800	1,408,632	3,721,616	-	306,721	1,408,632	4,028,337	5,436,969	(449,207)

Liberty Place	-	46,401	96,422	-	12,741	46,401	109,163	155,564	(14,233)	1993	11/2014	5 to 40 Years
1899 Pennsylvania Avenue	-	52,568	94,874	-	4,207	52,568	99,081	151,649	(12,432)	1915	11/2014	5 to 40 Years
Total Washington, D.C.	-	98,969	191,296	-	16,948	98,969	208,244	307,213	(26,665)

One Market Plaza	975,000	288,743	988,014	-	70,757	288,743	1,058,771	1,347,514	(125,743)	1976	11/2014	5 to 40 Years
One Front Street	-	127,765	376,919	-	7,731	127,765	384,650	512,415	(24,824)	1979	12/2016	5 to 40 Years
50 Beale Street	228,000	141,097	343,819	-	8,052	141,097	351,871	492,968	(16,868)	1968	07/2017	5 to 40 Years
Total San Francisco	1,203,000	557,605	1,708,752	-	86,540	557,605	1,795,292	2,352,897	(167,435)

Other	-	-	-	-	4,572	-	4,572	4,572	(1,332)		11/2014	5 to 40 Years

Total	$3,599,800	$2,065,206	$5,621,664	$-	$414,781	$2,065,206	$6,036,445	$8,101,651	$(644,639)

(1)	The basis of the Company’s assets for tax purposes is approximately $2.6 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Real Estate:
Beginning balance	$8,329,475	$7,849,093	$7,652,117
Acquisitions	-	484,916	504,684
Additions during the year:
Land	-	-	-
Buildings and improvements	146,378	82,862	116,038
Assets held for sale	-	-	(412,315)
Real estate impairment loss	(46,000)	-	-
Assets sold and written-off	(328,202)	(87,396)	(11,431)
Ending balance	$8,101,651	$8,329,475	$7,849,093

Accumulated Depreciation:
Beginning balance	$487,945	$318,161	$243,089
Additions charged to expense	188,871	182,732	168,847
Accumulated depreciation related to assets held for sale	-	-	(82,344)
Accumulated depreciation related to assets sold and written-off	(32,177)	(12,948)	(11,431)
Ending balance	$644,639	$487,945	$318,161

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.4

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

10.6

Stockholders Agreement between Paramount Group, Inc. and Maren Otto, Alexander Otto and Katharina Otto-Bernstein, dated November 6, 2014, incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.7†	2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

10.8

Form of Indemnification Agreement between Paramount Group, Inc. and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.09*†	Paramount Group, Inc. Executive Severance Plan.

10.10†

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

10.12

Lease, dated as of October 27, 2014, between Paramount Group, Inc., a Delaware corporation, as Agent for PGREF I 1633 Broadway Tower, L.P. (Landlord), and CNBB-RDF Holdings, LP (Tenant), incorporated by reference to Exhibit 10.47 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.13†

Amended and Restated Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of January 1, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 5, 2018.

10.14†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, dated March 3, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 8, 2016.

10.15†

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

10.16†

Resignation Agreement among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Dan Lauer, effective as of June 6, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the SEC on August 8, 2018.

10.17†

Retirement and Consulting Agreement among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Jolanta Bott, effective as of June 30, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the SEC on August 8, 2018.

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

Paramount Group, Inc.

Date:	February 13, 2019	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 13, 2019
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Executive Vice President, Chief Financial Officer and Treasurer	February 13, 2019
	(Wilbur Paes)	(Principal Financial and Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 13, 2019
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 13, 2019
(Martin Bussmann)

By:	/s/ Dan Emmett	Director	February 13, 2019
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	February 13, 2019
(Lizanne Galbreath)

By:	/s/ Karin Klein	Director	February 13, 2019
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 13, 2019
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 13, 2019
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 13, 2019
(Mark Patterson)