Form 10-Q
period 2019-03-31
Paramount Group, Inc.
filed 2019-05-01
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36746

PARAMOUNT GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0439307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1633 Broadway, Suite 1801, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common stock of Paramount Group, Inc., $0.01 par value per share	PGRE	The New York Stock Exchange

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

As of April 15, 2019, there were 234,477,998 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$2,065,206	$2,065,206
Buildings and improvements	6,064,321	6,036,445
	8,129,527	8,101,651
Accumulated depreciation and amortization	(689,860)	(644,639)
Real estate, net	7,439,667	7,457,012
Cash and cash equivalents	342,308	339,653
Restricted cash	18,163	25,756
Investments in unconsolidated joint ventures	136,426	78,863
Investments in unconsolidated real estate funds	8,163	10,352
Preferred equity investments	-	36,042
Accounts and other receivables, net of allowance of $593 in 2018	20,136	20,076
Deferred rent receivable	279,036	267,456
Deferred charges, net of accumulated amortization of $32,682 and $30,129	119,191	117,858
Intangible assets, net of accumulated amortization of $252,273 and $245,444	254,354	270,445
Other assets	104,193	132,465
Total assets (1)	$8,721,637	$8,755,978

Liabilities and Equity
Notes and mortgages payable, net of deferred financing costs of $30,867 and $32,883	$3,568,933	$3,566,917
Revolving credit facility	-	-
Accounts payable and accrued expenses	125,599	124,334
Dividends and distributions payable	25,949	25,902
Intangible liabilities, net of accumulated amortization of $91,053 and $89,200	89,955	95,991
Other liabilities	56,565	51,170
Total liabilities (1)	3,867,001	3,864,314
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 234,478,379 and 233,135,704 shares in 2019 and 2018, respectively	2,345	2,329
Additional paid-in-capital	4,218,060	4,201,756
Earnings less than distributions	(239,949)	(219,906)
Accumulated other comprehensive income	8,421	16,621
Paramount Group, Inc. equity	3,988,877	4,000,800
Noncontrolling interests in:
Consolidated joint ventures	367,012	394,995
Consolidated real estate fund	81,434	66,887
Operating Partnership (24,648,305 and 25,127,003 units outstanding)	417,313	428,982
Total equity	4,854,636	4,891,664
Total liabilities and equity	$8,721,637	$8,755,978

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.5% as of March 31, 2019. The assets and liabilities of the Operating Partnership, as of March 31, 2019, include $1,973,010 and $1,266,163 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2019	2018
Revenues:
Rental revenue	$182,616	$177,679
Fee and other income	9,176	6,592
Total revenues	191,792	184,271
Expenses:
Operating	68,381	68,978
Depreciation and amortization	63,089	65,156
General and administrative	17,443	12,631
Transaction related costs	736	120
Total expenses	149,649	146,885
Other income (expense):
Loss from unconsolidated joint ventures	(1,027)	(62)
Income (loss) from unconsolidated real estate funds	46	(66)
Interest and other income, net	3,900	2,016
Interest and debt expense	(36,924)	(36,082)
Net income before income taxes	8,138	3,192
Income tax expense	(1,138)	(477)
Net income	7,000	2,715
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,794)	(1,055)
Consolidated real estate fund	(94)	(430)
Operating Partnership	(403)	(116)
Net income attributable to common stockholders	$3,709	$1,114

Income per Common Share - Basic
Income per common share	$0.02	$0.00
Weighted average shares outstanding	233,419,299	240,311,744

Income per Common Share - Diluted
Income per common share	$0.02	$0.00
Weighted average shares outstanding	233,458,438	240,338,698

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Net income	$7,000	$2,715
Other comprehensive (loss) income:
Change in value of interest rate swaps	(9,026)	14,551
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(108)	54
Comprehensive (loss) income	(2,134)	17,320
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,794)	(1,055)
Consolidated real estate fund	(51)	(430)
Operating Partnership	488	(1,492)
Comprehensive (loss) income attributable to common stockholders	$(4,491)	$14,343

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Fund	Partnership	Equity

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	1,114	-	1,055	430	116	2,715
Common shares issued upon redemption of common units	7	-	123	-	-	-	-	(123)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	72	-	-	(213)	-	-	-	-	(213)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(24,051)	-	-	-	(2,576)	(26,627)
Contributions from noncontrolling interests	-	-	-	-	-	-	29,920	-	29,920
Distributions to noncontrolling interests	-	-	-	-	-	(1,915)	-	-	(1,915)
Change in value of interest rate swaps	-	-	-	-	13,179	-	-	1,372	14,551
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	50	-	-	4	54
Amortization of equity awards	-	-	838	-	-	-	-	5,746	6,584
Other	-	-	(5,700)	(171)	-	-	-	5,702	(169)
Balance as of March 31, 2018	240,506	$2,403	$4,293,209	$(156,485)	$23,312	$404,137	$51,456	$436,038	$5,054,070

Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	3,709	-	2,794	94	403	7,000
Common shares issued upon redemption of common units	1,288	13	21,969	-	-	-	-	(21,982)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	54	3	-	(304)	-	-	-	-	(301)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(23,448)	-	-	-	(2,501)	(25,949)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,496	-	14,496
Distributions to noncontrolling interests	-	-	-	-	-	(30,777)	-	-	(30,777)
Change in value of interest rate swaps	-	-	-	-	(8,142)	-	-	(884)	(9,026)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(58)	-	(43)	(7)	(108)
Amortization of equity awards	-	-	697	-	-	-	-	6,940	7,637
Other	-	-	(6,362)	-	-	-	-	6,362	-
Balance as of March 31, 2019	234,478	$2,345	$4,218,060	$(239,949)	$8,421	$367,012	$81,434	$417,313	$4,854,636

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$7,000	$2,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,089	65,156
Straight-lining of rental revenue	(11,578)	(13,244)
Amortization of stock-based compensation expense	7,602	6,265
Amortization of above and below-market leases, net	(3,276)	(4,420)
Amortization of deferred financing costs	2,801	2,761
Receipt of accrued interest on preferred equity investment	2,339	-
Realized and unrealized (gains) losses on marketable securities	(1,880)	29
Loss from unconsolidated joint ventures	1,027	62
Distributions of earnings from unconsolidated real estate funds	1,011	68
Distributions of earnings from unconsolidated joint ventures	537	600
(Income) loss from unconsolidated real estate funds	(46)	66
Other non-cash adjustments	(458)	202
Changes in operating assets and liabilities:
Accounts and other receivables	(60)	46
Deferred charges	(2,570)	(4,427)
Other assets	31,000	(26,035)
Accounts payable and accrued expenses	(2,544)	5,325
Other liabilities	457	400
Net cash provided by operating activities	94,451	35,569

Cash Flows from Investing Activities:
Investments in and contributions of capital to unconsolidated joint ventures	(49,239)	(16,115)
Redemption of preferred equity investment	33,750	-
Additions to real estate	(27,944)	(25,413)
Receivable from affiliate	(11,000)	-
Purchases of marketable securities	(6,568)	(3,805)
Sales of marketable securities	3,132	7,825
Distributions of capital from unconsolidated real estate funds	1,260	-
Contributions of capital to unconsolidated real estate funds	(36)	(157)
Escrow deposits and loans receivable for Residential Development Fund	-	(15,680)
Net cash used in investing activities	(56,645)	(53,345)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	$(30,777)	$(1,915)
Dividends paid to common stockholders	(23,356)	(22,841)
Contributions from noncontrolling interests	14,496	29,920
Distributions paid to common unitholders	(2,546)	(2,370)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(301)	(213)
Debt issuance costs	(260)	(6,351)
Proceeds from notes and mortgages payable	-	16,700
Net cash (used in) provided by financing activities	(42,744)	12,930

Net decrease in cash and cash equivalents and restricted cash	(4,938)	(4,846)
Cash and cash equivalents and restricted cash at beginning of period	365,409	250,425
Cash and cash equivalents and restricted cash at end of period	$360,471	$245,579

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$339,653	$219,381
Restricted cash at beginning of period	25,756	31,044
Cash and cash equivalents and restricted cash at beginning of period	$365,409	$250,425

Cash and cash equivalents at end of period	$342,308	$212,547
Restricted cash at end of period	18,163	33,032
Cash and cash equivalents and restricted cash at end of period	$360,471	$245,579

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$33,872	$33,170
Cash payments for income taxes, net of refunds	1,480	299

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	$25,949	$26,627
Additions to real estate included in accounts payable and accrued expenses	15,630	13,334
Common shares issued upon redemption of common units	21,982	123
Change in value of interest rate swaps	9,026	(14,551)
Write-off of fully amortized and/or depreciated assets	1,578	350
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	-	7,086

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.     Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C. As of March 31, 2019, our portfolio consisted of 13 Class A office properties aggregating approximately 12.2 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.5% of, the Operating Partnership as of March 31, 2019.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2018 was derived from audited financial statements as of that date, but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In June 2016, the FASB issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016- 13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. In November 2018, the FASB issued ASU 2018-19, which clarified that receivables arising from operating leases are not within the scope of ASC Topic 326, and instead, impairment of receivables arising from operating leases should be accounted for under the scope of ASC Topic 842, Leases. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

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

In December 2018, the FASB issued ASU 2018-20, an update to ASC Topic 842, Leases. ASU 2018-20 allows lessors to make an accounting policy election not to evaluate whether sales taxes and similar taxes imposed by a governmental authority on a specific lease transaction and collected by the lessor from the lessee are the primary obligation of the lessor. A lessor that makes this election must exclude from the consideration in the contract and from variable payments not included in the consideration in the contract all taxes within the scope of the election and make additional disclosures. ASU 2018-20 requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments, but lessor costs that are paid by the lessor and reimbursed by the lessee are required to be included in variable payments. The effective date of ASU 2018-20 is required to coincide with the effective date of ASU 2016-02. We adopted the provisions of ASU 2018-20 on January 1, 2019 in conjunction with the adoption of ASU 2016-02. This adoption did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting by requiring lessees to, among other things, (i) recognize most leases on their balance sheets, (ii) classify leases as either financing or operating, and (iii) record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We adopted the provisions of ASU 2016-02 on January 1, 2019, using the alternative modified retrospective method, also known as the transition relief method, permitted under ASU 2018-11 which allows companies to not recast comparative periods in the period of adoption. Accordingly, we have applied the provisions of the standard on January 1, 2019, the date of adoption. Upon adoption of this ASU, we recorded a $4,184,000 right-of-use asset and a lease liability for leases in which we are a lessee, which are included as components of “other assets” and “other liabilities”, respectively, on our consolidated balance sheet as of March 31, 2019.

While accounting for lessors under ASU 2016-02 is substantially similar to existing lease accounting guidance, lessors are required to separate payments received pursuant to a lease between lease components (payments received towards the leased space) and non-lease components (payments received towards common area maintenance activities). In July 2018, the FASB issued ASU 2018-11, which provided lessors with a practical expedient to not separate lease and non-lease components, if certain criteria are met. Upon the adoption of ASU 2016-02, we elected this practical expedient and accordingly, have combined lease and non-lease components into rental revenue on our consolidated statements of income. We account for both components under ASC Topic 842. ASU 2016-02 also requires companies to account for the impairment of receivables arising from operating leases (previously recorded as bad debt expense, a component of “operating expenses”), as a reduction to “rental income”. Accordingly, beginning on January 1, 2019, impairment of receivables arising from operating leases have been recorded as a reduction of rental income and are no longer reflected as bad debt expense.

Furthermore, ASU 2016-02 also updates the definition of initial direct costs for both lessees and lessors to include only incremental costs of a lease that would not have been incurred if the lease had not been obtained. This ASU also provides a package of practical expedients which permits companies not to reassess under ASC Topic 842, its prior conclusions about lease identification, lease classification and initial direct costs. Upon adoption of ASU 2016-02, we elected this practical expedient and accordingly, effective January 1, 2019, we no longer capitalize internal leasing costs.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Investments in Unconsolidated Joint Ventures

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We have retained the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options. We began accounting for our investment in 111 Sutter Street, under the equity method, from the date of the acquisition.

On March 29, 2019, our consolidated Residential Development Fund (“RDF”) acquired an additional 5.0% economic interest in One Steuart Lane from one of its joint venture partners for $9,339,000. Subsequent to this transaction, RDF owns a 30.0% economic interest in the property and the remaining 70.0% interest is owned by the joint venture partners. We own a 7.4% interest in RDF and continue to consolidate RDF and reflect the 92.6% interest we do not own, as noncontrolling interests. As of March 31, 2019, our economic interest in the One Steuart Lane (based on our ownership of RDF) was 2.22%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2019	December 31, 2018
712 Fifth Avenue (1)	50.0%	$-	$-
111 Sutter Street	49.0%	45,152	-
60 Wall Street (2)	5.0%	21,685	22,353
One Steuart Lane (2)	30.0% (3)	66,059	52,923
Oder-Center, Germany (2)	9.5%	3,530	3,587
Investments in unconsolidated joint ventures		$136,426	$78,863

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2019		2018
712 Fifth Avenue (1)	$-		$-
111 Sutter Street	(872)	(4)	-
60 Wall Street (2)	(149)		(73)
One Steuart Lane (2)	(15)		(2)
Oder-Center, Germany (2)	9		13
Loss from unconsolidated joint ventures	$(1,027)		$(62)

(1)

As of March 31, 2019, our basis in the partnership that owns 712 Fifth Avenue, was negative $16,340 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of March 31, 2019, the carrying amount of our investments in 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $2,760, $935 and $5,027, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents RDF’s economic interest in One Steuart Lane.
(4)	Represents our share of earnings from the date of acquisition through March 31, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2019	December 31, 2018
Real estate, net	$1,460,396	$1,236,989
Intangible assets, net	106,781	97,658
Other assets	95,031	91,552
Total assets	$1,662,208	$1,426,199

Notes and mortgages payable, net	$1,022,931	$887,882
Intangible liabilities, net	5,685	-
Other liabilities	23,758	22,310
Total liabilities	1,052,374	910,192
Equity	609,834	516,007
Total liabilities and equity	$1,662,208	$1,426,199

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2019	2018
Revenues:
Rental revenue	$38,224	$35,835
Fee and other income	98	136
Total revenues	38,322	35,971
Expenses:
Operating expenses	14,403	13,527
Depreciation and amortization	14,125	12,161
Total expenses	28,528	25,688
Other income (expense):
Interest and other income, net	98	170
Interest and debt expense	(11,527)	(9,179)
Net (loss) income before income taxes	(1,635)	1,274
Income tax expense	(8)	(10)
Net (loss) income	$(1,643)	$1,264

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”), our Property Funds. On January 25, 2019, Fund VII and Fund VII-H sold their only remaining asset, 0 Bond Street, a 64,532 square foot creative office building in the NoHo submarket of Manhattan, for $130,500,000.

We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. As of March 31, 2019, Fund VIII has invested $617,250,000 of capital and has $157,950,000 in remaining capital commitments, and Fund X, which completed its initial closing in December 2018, has $167,000,000 of capital commitments.

The following tables summarize our share of investments in these unconsolidated real estate funds as of the dates thereof and our share of the income or loss recognized for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Our Share of Investments:
Property Funds	$147	$2,340
Alternative Investment Funds	8,016	8,012
Investments in unconsolidated real estate funds	$8,163	$10,352

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2019	2018
Net investment income	$133	$66
Net realized loss	(54)	-
Net unrealized loss	(33)	(132)
Income (loss) from unconsolidated real estate funds	$46	$(66)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated real estate funds with respect to capital that has been called and/or invested, as of the dates and for the periods set forth below but does not include uncalled capital that has been committed.

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Balance Sheets:
Real estate investments	$631,566	$645,013
Cash and cash equivalents	1,322	10,791
Other assets	1,933	10
Total assets	$634,821	$655,814

Other liabilities	$11,282	$1,483
Total liabilities	11,282	1,483
Equity	623,539	654,331
Total liabilities and equity	$634,821	$655,814

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Income Statements:
Investment income	$12,603	$6,270
Investment expenses	2,139	997
Net investment income	10,464	5,273
Net unrealized losses	(2,565)	(1,271)
Reversal of previously recorded unrealized losses	24,285	-
Net realized losses	(25,040)	-
Income from real estate fund investments	$7,144	$4,002

5.	Preferred Equity Investments

We own a 24.4% interest in PGRESS Equity Holdings LP (“PGRESS”), an entity that owned a preferred equity investment in a partnership that owned 470 Vanderbilt, a 686,000 square foot office building in Brooklyn, New York. The preferred equity had a dividend rate of 10.3%, of which 8.0% was paid in cash through February 2016 and the unpaid portion accreted to the balance of the investment. Subsequent to February 2016, the entire 10.3% dividend was paid in cash. On March 1, 2019, the partnership that owned 470 Vanderbilt redeemed the preferred equity investment for $36,089,000 consisting of the investment balance and accrued interest.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Intangible assets:
Gross amount	$506,627	$515,889
Accumulated amortization	(252,273)	(245,444)
	$254,354	$270,445
Intangible liabilities:
Gross amount	$181,008	$185,191
Accumulated amortization	(91,053)	(89,200)
	$89,955	$95,991

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Amortization of above and below-market leases, net (component of "rental revenue")	$3,276	$4,420
Amortization of acquired in-place leases (component of "depreciation and amortization")	$13,333	$15,293

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2020.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2020	$6,637	$38,556
2021	3,357	28,108
2022	892	23,598
2023	4,407	18,917
2024	5,416	14,490

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

The following table summarizes our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2019	March 31, 2019		December 31, 2018
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	4.24%	46,800	(2)	46,800	(2)
			3.57%	1,046,800		1,046,800

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	4.30%	350,000		350,000
			3.56%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000

50 Beale Street (3)	Oct-2021	Fixed	3.65%	228,000		228,000

Total notes and mortgages payable			3.73%	3,599,800		3,599,800
Less: deferred financing costs				(30,867)		(32,883)
Total notes and mortgages payable, net				$3,568,933		$3,566,917

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 8, Derivative Instruments and Hedging Activities.
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

8.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive income” (outside of earnings). We recognized other comprehensive loss of $9,026,000 and other comprehensive income of $14,551,000 for the three months ended March 31, 2019 and 2018, respectively, from the changes in fair value of these interest rate swaps. See Note 9, Accumulated Other Comprehensive Income (Loss). During the next twelve months, we estimate that $5,966,000 of the amounts recognized in accumulated other comprehensive income (loss) will be reclassified as a decrease to interest expense.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Interest rate swap assets designated as cash flow hedges (included in "other assets")	$9,074	$16,859

Interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")	$1,289	$48

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of March 31, 2019, we did not have any obligations relating to our swaps.

9.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Amount of (loss) income related to the effective portion of cash flow hedges recognized in other comprehensive (loss) income	$(7,238)	$14,079
Amounts reclassified from accumulated other comprehensive (loss) income (decreasing) increasing interest and debt expense	(1,788)	472
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1)	(108)	54

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 50 Beale Street and PGRESS Equity Holdings LP As of March 31, 2019 and December 31, 2018, noncontrolling interests in our consolidated joint ventures aggregated $367,012,000 and $394,995,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of March 31, 2019 and December 31, 2018, the noncontrolling interest in our consolidated real estate fund aggregated $81,434,000 and $66,887,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2019 and December 31, 2018, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $417,313,000 and $428,982,000, respectively, and a redemption value of $349,759,000 and $315,595,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.5% of, the Operating Partnership as of March 31, 2019. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2019 and December 31, 2018, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Real estate, net	$1,695,367	$1,699,618
Cash and restricted cash	77,206	63,450
Investments in unconsolidated joint ventures	66,059	52,923
Preferred equity investments	-	36,042
Accounts and other receivables, net	1,901	2,107
Deferred rent receivable	54,005	51,926
Deferred charges, net	16,825	14,160
Intangible assets, net	41,525	45,818
Other assets	20,122	16,635
Total VIE assets	$1,973,010	$1,982,679

Notes and mortgages payable, net	$1,197,903	$1,197,644
Accounts payable and accrued expenses	35,875	24,183
Intangible liabilities, net	28,176	31,582
Other liabilities	4,209	5
Total VIE liabilities	$1,266,163	$1,253,414

Unconsolidated VIEs

As of March 31, 2019, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Investments	$8,163	$10,352
Asset management fees and other receivables	11,156	722
Maximum risk of loss	$19,319	$11,074

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The following table summarizes the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$27,976	$27,976	$-	$-
Interest rate swap assets (included in "other assets")	9,074	-	9,074	-
Total assets	$37,050	$27,976	$9,074	$-

Interest rate swap liabilities (included in "other liabilities")	$1,289	$-	$1,289	$-
Total liabilities	$1,289	$-	$1,289	$-

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$22,660	$22,660	$-	$-
Interest rate swap assets (included in "other assets")	16,859	-	16,859	-
Total assets	$39,519	$22,660	$16,859	$-

Interest rate swap liabilities (included in "other liabilities")	$48	$-	$48	$-
Total liabilities	$48	$-	$48	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments (1)	$-	$-	$36,042	$36,339
Total assets	$-	$-	$36,042	$36,339

Notes and mortgages payable	$3,599,800	$3,643,892	$3,599,800	$3,617,961
Revolving credit facility	-	-	-	-
Total liabilities	$3,599,800	$3,643,892	$3,599,800	$3,617,961

(1)	On March 1, 2019, the preferred equity investment was redeemed. See Note 5, Preferred Equity Investments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Revenues

Our revenues consist of rental revenues and revenues from contracts with customers. The following table sets forth the details of our revenues.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019		2018
Rental revenue	$182,616	(1)	$177,679
Fee and other income:
Fee income:
Property management	1,642		1,502
Asset management	2,318		1,610
Acquisition, disposition and leasing	1,331		-
Other	708		353
Total fee income	5,999		3,465
Other income (2)	3,177		3,127
Total fee and other income	9,176		6,592
Total revenues	$191,792		$184,271

(1)	Includes $17,373 of variable rental revenue, primarily related to tenant reimbursements.
(2)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

Rental Revenue

Rental revenue is recognized in accordance with ASC Topic 842, Leases, and consists of (i) cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) amortization of acquired above and below-market leases, net, (iii) tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred and (iv) lease termination income. Our leases, which comprise the lease-up of office, retail and storage space to tenants, primarily under non-cancellable operating leases, have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of March 31, 2019, for the nine month period from April 1, 2019 through December 31, 2019 and each of the five succeeding years commencing January 1, 2020.

(Amounts in thousands)
2019	$461,668
2020	612,577
2021	568,412
2022	536,275
2023	497,176
2024	462,287
Thereafter	2,284,890
Total	$5,423,285

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

14.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Preferred equity investment income (1)	$454	$899
Interest income, net	1,377	1,026
Mark-to-market of investments in our deferred compensation plans (2)	2,069	91
Total interest and other income, net	$3,900	$2,016

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share is $111 and $219 for the three months ended March 31, 2019 and 2018, respectively. On March 1, 2019, our only remaining preferred equity investment was redeemed.  See Note 5, Preferred Equity Investments.

(2)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

15.Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Interest expense	$34,123	$33,321
Amortization of deferred financing costs	2,801	2,761
Total interest and debt expense	$36,924	$36,082

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of March 31, 2019, we have 8,552,820 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $7,602,000 and $6,265,000 for the three months ended March 31, 2019 and 2018, respectively.

2018 Performance-Based Awards Program (“2018 Performance Program”)

On January 14, 2019, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2018 Performance Program. Under the 2018 Performance Program, participants may earn awards in the form of Long Term Incentive Plan (“LTIP”) units based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2019 and continuing through December 31, 2021, on both an absolute basis and relative basis. Awards granted to our Chief Executive Officer, under the 2018 Performance Program include an additional performance feature requiring threshold TSR performance on both an absolute and a relative basis in order for any awards to be earned. If the designated performance objectives are achieved, awards earned under the 2018 Performance Program are subject to vesting based on continued employment with us through December 31, 2022, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2022. Furthermore, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2018 Performance Program on the date of the grant was $8,106,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

2015 Performance-Based Awards Program (“2015 Performance Program”)

On March 18, 2019, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 17, 2019. Accordingly, all of the 1,109,358 outstanding LTIP units that were granted on March 18, 2016, were forfeited, with no awards being earned. This award had a grant date fair value of $10,914,000 and a remaining unrecognized compensation cost of $1,027,000 as of March 31, 2019, which will be amortized over a weighted-average period of 1.0 year.

17.	Earnings Per Share

The following table summarizes our net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2019	2018
Numerator:
Net income attributable to common stockholders	$3,709	$1,114
Earnings allocated to unvested participating securities	(19)	(18)
Numerator for income per common share - basic and diluted	$3,690	$1,096
Denominator:
Denominator for basic income per common share - weighted average shares	233,419	240,312
Effect of dilutive stock-based compensation plans (1)	39	27
Denominator for diluted income per common share - weighted average shares	233,458	240,339

Income per common share - basic and diluted	$0.02	$0.00

(1)	The effect of dilutive securities excludes 27,561 and 27,532 weighted average share equivalents for the three months ended March 31, 2019 and 2018, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $209,000 for each of the three months ended March 31, 2019 and 2018 in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2018, we were owed $51,000 under these agreements, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheet. There were no amounts owed to us under these agreements as of March 31, 2019.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $4,547,000 and $2,536,000 for the three months ended March 31, 2019 and 2018, respectively, in connection with these agreements. As of March 31, 2019 and December 31, 2018, amounts owed to us under these agreements aggregated $1,254,000, and $1,836,000, respectively, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of  feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expense of $624,000 and $18,000 for the three months ended March 31, 2019 and 2018, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of March 31, 2019 and December 31, 2018, we owed $61,000 and $40,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. Our share of rental income from this lease was $91,000 and $92,000, for the three months ended March 31, 2019 and 2018, respectively.

Due from Affiliates

At March 31, 2019, we had an $11,000,000 receivable from Fund VIII, which is included as a component of “other assets” on our consolidated balance sheet. On April 26, 2019, the receivable was paid.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2019, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $40,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

20.	Segments

Our reportable segments are separated by region based on the three regions in which we conduct our business: New York, San Francisco and Washington, D.C. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$185,793	$121,096	$57,184	$7,403	$110
Property-related operating expenses	(68,381)	(48,103)	(16,346)	(2,920)	(1,012)
NOI from unconsolidated joint ventures	5,411	4,657	700	-	54
NOI (1)	$122,823	$77,650	$41,538	$4,483	$(848)

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$180,806	$113,645	$51,899	$15,449	$(187)
Property-related operating expenses	(68,978)	(47,161)	(14,116)	(5,845)	(1,856)
NOI from unconsolidated joint ventures	4,740	4,665	-	-	75
NOI (1)	$116,568	$71,149	$37,783	$9,604	$(1,968)

(1)

NOI is used to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and, accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
NOI	$122,823	$116,568
Add (subtract) adjustments to arrive to net income:
Fee income	5,999	3,465
Depreciation and amortization expense	(63,089)	(65,156)
General and administrative expenses	(17,443)	(12,631)
NOI from unconsolidated joint ventures	(5,411)	(4,740)
Interest and other income, net	3,900	2,016
Interest and debt expense	(36,924)	(36,082)
Other, net	(1,717)	(248)
Net income before income taxes	8,138	3,192
Income tax expense	(1,138)	(477)
Net income	7,000	2,715
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,794)	(1,055)
Consolidated real estate fund	(94)	(430)
Operating Partnership	(403)	(116)
Net income attributable to common stockholders	$3,709	$1,114

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Washington, D.C.	Other
March 31, 2019	$8,721,637	$5,528,411	$2,444,347	$302,754	$446,125
December 31, 2018	8,755,978	5,583,022	2,388,094	305,980	478,882

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	unfavorable market and economic conditions in the United States and globally and in New York City, San Francisco and Washington, D.C.;
•	risks associated with our high concentrations of properties in New York City, San Francisco and Washington, D.C.;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (IT) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;

•	failure to meet the restrictive covenants and requirements in our existing debt agreements;
•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2018, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

There are no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco, and Washington, D.C. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.5% of the Operating Partnership as of March 31, 2019.

Acquisitions

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We have retained the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options.

Leasing Results - Three Months Ended March 31, 2019

In the three months ended March 31, 2019, we leased 353,262 square feet, of which our share was 247,888 square feet that was leased at a weighted average initial rent of $97.24 per square foot. This leasing activity, offset by lease expirations in the three months and the acquisition of 111 Sutter Street in February 2019, a 70.6% leased asset, decreased leased occupancy by 40 basis points to 96.0% at March 31, 2019 from 96.4% at December 31, 2018. Same store leased occupancy (properties owned by us during both reporting periods), which excludes the impact of 111 Sutter Street, was 96.4% at March 31, 2019, in-line with the same store leased occupancy reported at December 31, 2018. Of the 353,262 square feet leased in the three months, 180,162 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 13.2% on a GAAP basis and 5.6% on a cash basis. The weighted average lease term for leases signed during the three months was 11.2 years and weighted average tenant improvements and leasing commissions on these leases were $10.11 per square foot per annum, or 10.4% of initial rent.

New York:

In the three months ended March 31, 2019, we leased 159,588 square feet in our New York portfolio, of which our share was 142,493 square feet that was leased at a weighted average initial rent of $91.75 per square foot. This leasing activity, partially offset by lease expirations during the three months, increased our leased occupancy and same store leased occupancy by 60 basis points to 96.6% at March 31, 2019 from 96.0% at December 31, 2018. Of the 159,588 square feet leased in the three months, 77,715 square feet represented our share of second generation space for which rental rates decreased by 3.9% on a GAAP basis and 6.7% on a cash basis. The decrease was primarily due to a prior tenant’s lease, which was previously extended on a short-term basis for which we had achieved above-market rents during the short-term extension period. The weighted average lease term for leases signed during the three months was 14.4 years and weighted average tenant improvements and leasing commissions on these leases were $10.63 per square foot per annum, or 11.6% of initial rent.

San Francisco:

In the three months ended March 31, 2019, we leased 183,964 square feet in our San Francisco portfolio, of which our share was 95,685 square feet that was leased at a weighted average initial rent of $106.31 per square foot. This leasing activity, offset by lease expirations in the three months and the acquisition of 111 Sutter Street in February 2019, a 70.6% leased asset, decreased our leased occupancy by 360 basis points to 94.4% at March 31, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes 111 Sutter Street, decreased by 160 basis points to 96.4% at March 31, 2019 from 98.0% at December 31, 2018. Of the 183,964 square feet leased in the three months, 95,379 square feet represented our share of second generation space for which we achieved rental rate increases of 29.5% on GAAP basis and 17.2% on a cash basis. The weighted average lease term for leases signed during the three months was 6.9 years and weighted average tenant improvements and leasing commissions on these leases were $9.01 per square foot per annum, or 8.5% of initial rent.

Washington, D.C.:

In the three months ended March 31, 2019, we leased 9,710 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $88.24 per square foot. This leasing activity which was offset by lease expirations, decreased our leased occupancy and same store leased occupancy by 400 basis points to 94.0% at March 31, 2019 from 98.0% at December 31, 2018. Of the 9,710 square feet leased in the three months, 7,068 represented our share of second generation space for which we achieved rental rate increases of 6.9% on GAAP basis and 5.0% on a cash basis. The weighted average lease term for leases signed during the three months was 6.9 years and weighted average tenant improvements and leasing commissions on these leases were $5.11 per square foot per annum, or 5.8% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2019	Total	New York	San Francisco	Washington, D.C.
Total square feet leased	353,262	159,588	183,964	9,710
Pro rata share of total square feet leased:	247,888	142,493	95,685	9,710
Initial rent (1)	$97.24	$91.75	$106.31	$88.24
Weighted average lease term (in years)	11.2	14.4	6.9	6.9

Tenant improvements and leasing commissions:
Per square foot	$112.97	$152.62	$62.04	$35.45
Per square foot per annum	$10.11	$10.63	$9.01	$5.11
Percentage of initial rent	10.4%	11.6%	8.5%	5.8%

Rent concessions:
Average free rent period (in months)	10.1	14.6	3.8	7.4
Average free rent period per annum (in months)	0.9	1.0	0.6	1.1

Second generation space: (2)
Square feet	180,162	77,715	95,379	7,068
GAAP basis:
Straight-line rent	$104.50	$95.41	$113.20	$87.09
Prior straight-line rent	$92.31	$99.32	$87.40	$81.49
Percentage increase	13.2%	(3.9%)	29.5%	6.9%
Cash basis:
Initial rent (1)	$101.96	$97.84	$106.31	$88.48
Prior escalated rent (3)	$96.58	$104.87	$90.74	$84.25
Percentage increase (decrease)	5.6%	(6.7%)	17.2%	5.0%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended March 31, 2019 and 2018

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $3,709,000, or $0.02 per diluted share, for the three months ended March 31, 2019, compared to $1,114,000, or $0.00 per diluted share, for the three months ended March 31, 2018.

Funds from Operations (“FFO”) attributable to common stockholders was $55,225,000, or $0.24 per diluted share, for the three months ended March 31, 2019, compared to $53,653,000, or $0.22 per diluted share, for the three months ended March 31, 2018. FFO attributable to common stockholders for the three months ended March 31, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 44. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended March 31, 2019 and 2018 by $1,888,000 and $1,310,000, or $0.00 and $0.01 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 44, was $57,113,000, or $0.24 per diluted share for the three months ended March 31, 2019, compared to $54,963,000, or $0.23 per diluted share, for the three months ended March 31, 2018.

Same Store NOI

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2019 versus March 31, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	6.9%	6.4%	5.3%	(4.7%)
Same Store Cash NOI	11.3%	7.5%	21.0%	(0.6%)

See pages 40-44 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2019 and 2018

The following pages summarize our consolidated results of operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$182,616	$177,679	$4,937
Fee and other income	9,176	6,592	2,584
Total revenues	191,792	184,271	7,521
Expenses:
Operating	68,381	68,978	(597)
Depreciation and amortization	63,089	65,156	(2,067)
General and administrative	17,443	12,631	4,812
Transaction related costs	736	120	616
Total expenses	149,649	146,885	2,764
Other income (expense):
Loss from unconsolidated joint ventures	(1,027)	(62)	(965)
Income (loss) from unconsolidated real estate funds	46	(66)	112
Interest and other income, net	3,900	2,016	1,884
Interest and debt expense	(36,924)	(36,082)	(842)
Net income before income taxes	8,138	3,192	4,946
Income tax expense	(1,138)	(477)	(661)
Net income	7,000	2,715	4,285
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,794)	(1,055)	(1,739)
Consolidated real estate fund	(94)	(430)	336
Operating Partnership	(403)	(116)	(287)
Net income attributable to common stockholders	$3,709	$1,114	$2,595

Revenues

Our revenues, which consist primarily of rental revenues and fee and other income, were $191,792,000 for the three months ended March 31, 2019, compared to $184,271,000 for the three months ended March 31, 2018, an increase of $7,521,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.		Other
Rental revenue
Acquisitions / Dispositions	$(7,780)	$-		$-		$(7,780)	(1)	$-
Same store operations	12,011	7,013	(2)	5,053	(3)	(31)		(24)
Other, net	706	706		-		-		-
Increase (decrease) in rental revenues	$4,937	$7,719		$5,053		$(7,811)		$(24)

Fee and other income
Fee income
Property management	$140	$-		$-		$-		$140
Asset management	708	-		-		-		708
Acquisition, disposition and leasing	1,331	-		-		-		1,331
Other	355	-		-		-		355
Increase in fee income	2,534	-		-		-		2,534
Other income
Acquisitions / Dispositions	(235)	-		-		(235)	(1)	-
Same store operations	285	(268)		232		-		321
Increase (decrease) in other income	50	(268)		232		(235)		321
Increase (decrease) in fee and other income	$2,584	$(268)		$232		$(235)		$2,855

Total increase (decrease) in revenues	$7,521	$7,451		$5,285		$(8,046)		$2,831

(1)

Represents revenues attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to an increase in occupancy at 1633 Broadway and 31 West 52nd Street.
(3)	Primarily due to an increase in occupancy at One Market Plaza and 50 Beale Street.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $149,649,000 for the three months ended March 31, 2019, compared to $146,885,000 for the three months ended March 31, 2018, an increase of $2,764,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.		Other
Operating
Acquisitions / Dispositions	$(3,116)	$-	$-	$(3,116)	(1)	$-
Same store operations	2,519	942	2,230	191		(844)
(Decrease) increase in operating	$(597)	$942	$2,230	$(2,925)		$(844)

Depreciation and amortization
Acquisitions / Dispositions	$(3,084)	$-	$-	$(3,084)	(1)	$-
Operations	1,017	1,838	(972)	(51)		202
(Decrease) increase in depreciation
and amortization	$(2,067)	$1,838	$(972)	$(3,135)		$202

General and administrative
Stock-based compensation	$1,337	$-	$-	$-		$1,337
Mark-to-market of investments
in our deferred compensation plan	1,978	-	-	-		1,978	(2)
Operations	1,497	-	-	-		1,497
Increase in general and
administrative	$4,812	$-	$-	$-		$4,812

Increase in transaction related costs	$616	$-	$-	$-		$616

Total increase (decrease) in expenses	$2,764	$2,780	$1,258	$(6,060)		$4,786

(1)

Represents expenses attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $1,027,000 for the three months ended March 31, 2019, compared to $62,000 for the three months ended March 31, 2018, an increase in loss of $965,000. This increase resulted primarily from an $872,000 loss on 111 Sutter Street, which was acquired in February 2019.

Income (loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $46,000 for the three months ended March 31, 2019, compared to a loss of $66,000 for the three months ended March 31, 2018, as increase in income of $112,000.

Interest and Other Income, net

Interest and other income was $3,900,000 for the three months ended March 31, 2019, compared to $2,016,000 for the three months ended March 31, 2018, an increase of $1,884,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$1,978
Other, net	(94)
Total increase	$1,884

Interest and Debt Expense

Interest and debt expense was $36,924,000 for the three months ended March 31, 2019, compared to $36,082,000 for the three months ended March 31, 2018, an increase in expense of $842,000. This increase primarily resulted from higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway.

Income Tax Expense

Income tax expense was $1,138,000 for the three months ended March 31, 2019, compared to $477,000 for the three months ended March 31, 2018, an increase in expense of $661,000. The increase was primarily due to higher income on our taxable REIT subsidiaries.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $2,794,000 for the three months ended March 31, 2019, compared to $1,055,000 for the three months ended March 31, 2018, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $1,739,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 50 Beale Street ($489 in 2019, compared to a loss of $1,071 in 2018)	$1,560
Other, net	179
Total increase	$1,739

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $94,000 for the three months ended March 31, 2019, compared to $430,000 for the three months ended March 31, 2018, a decrease in income attributable to the noncontrolling interests of $336,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $403,000 for the three months ended March 31, 2019, compared to $116,000 for the three months ended March 31, 2018, an increase in income attributable to noncontrolling interests of $287,000. This increase resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended March 31, 2019.

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

As of March 31, 2019, we had $1.360 billion of liquidity comprised of $342,308,000 of cash and cash equivalents, $18,163,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of March 31, 2019, our outstanding consolidated debt aggregated $3.6 billion. We had no amounts outstanding under our revolving credit facility as of March 31, 2019 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our $1.0 billion revolving credit facility matures in January 2022 and has two six-month extension options. The interest rate on the facility, at current leverage levels, is LIBOR plus 115 basis points and has a 20 basis points facility fee. We also have an option, subject to customary conditions and incremental lender commitments, to increase the capacity under the facility to $1.5 billion at any time prior to the maturity date of the facility. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, however, the leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed charge coverage ratio of at least 1.50, (iv) an unsecured leverage ratio not to exceed 60%, however, the unsecured leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants

Dividend Policy

On March 15, 2019, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the first quarter ending March 31, 2019, which was paid on April 15, 2019 to stockholders of record as of the close of business on March 29, 2019. This dividend policy, if continued, would require us to pay out approximately $26,000,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2019, our unconsolidated joint ventures had $1,033,779,000 of outstanding indebtedness, of which our share was $248,481,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During the three months ended March 31, 2019, we did not repurchase any shares under the stock repurchase program. As of March 31, 2019, we have repurchased an aggregate of 7,555,601 shares, or $105,383,000 of our common stock, at a weighted average price of $13.95 per share. We currently have $94,617,000 available for future repurchases under the program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2019, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $40,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $360,471,000 and $365,409,000 as of March 31, 2019 and December 31, 2018, respectively. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$94,451	$35,569
Investing activities	(56,645)	(53,345)
Financing activities	(42,744)	12,930

Operating Activities

Three months ended March 31, 2019 – We generated $94,451,000 of cash from operating activities for the three months ended March 31, 2019, primarily from (i) $64,281,000 of net income (before $57,281,000 of noncash adjustments), (ii) $2,339,000 from the receipt of accrued interest on preferred equity investment, (iii) $1,548,000 of distributions from unconsolidated joint ventures and real estate funds and (iv) $26,283,000 of net changes in operating assets and liabilities. Noncash adjustments of $57,281,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below market leases and amortization of stock-based compensation.

Three months ended March 31, 2018 – We generated $35,569,000 of cash from operating activities for the three months ended March 31, 2018, primarily from (i) $59,592,000 of net income (before $56,877,000 of noncash adjustments) and (ii) $668,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $24,691,000 of net changes in operating assets and liabilities. Noncash adjustments of $56,877,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below market leases and amortization of stock-based compensation.

Investing Activities

Three months ended March 31, 2019 – We used $56,645,000 of cash from investing activities for the three months ended March 31, 2019, primarily due to (i) $49,239,000 for investments in and contributions of capital to unconsolidated joint ventures, (ii) $27,944,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $11,000,000 for a receivable from an affiliate and (iv) $3,436,000 from the net purchases of marketable securities (which are held in our deferred compensation plan), partially offset by (v) $33,750,000 from the redemption of a preferred equity investment and (vi) $1,224,000 of net distributions from our unconsolidated real estate funds.

Three months ended March 31, 2018 – We used $53,345,000 of cash for investing activities for the three months ended March 31, 2018, primarily due to (i) $25,413,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $16,115,000 for investments in unconsolidated joint ventures, (iii) $15,680,000 for escrow deposits and loans receivable for RDF and (iv) $157,000 for contributions to our unconsolidated real estate funds, partially offset by (v) $4,020,000 from net sales of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Three months ended March 31, 2019 – We used $42,744,000 of cash for financing activities for the three months ended March 31, 2019, primarily due to (i) $30,777,000 for distributions to noncontrolling interests (ii) $25,902,000 for dividends and distributions paid to common stockholders and unitholders, (iii) $301,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and (iv) $260,000 for the payment of debt issuance costs, partially offset by (v) $14,496,000 of contributions from noncontrolling interests.

Three months ended March 31, 2018 – We generated $12,930,000 of cash from financing activities for the three months ended March 31, 2018, primarily due to (i) $29,920,000 of contributions from noncontrolling interests and (ii) $16,700,000 of proceeds from notes and mortgages payable, partially offset by (iii) $25,211,000 for dividends and distributions paid to common stockholders and unitholders, (iv) $6,351,000 for the payment of debt issuance costs, (v) $1,915,000 distributions to noncontrolling interests and (vi) $213,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present PGRE's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level.

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$7,000	$9,077	$8,037	$2,106	$(12,220)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	63,089	40,024	19,891	2,377	797
General and administrative	17,443	-	-	-	17,443
Interest and debt expense	36,924	23,743	12,166	-	1,015
Income tax expense	1,138	-	6	-	1,132
NOI from unconsolidated joint ventures	5,411	4,657	700	-	54
Fee income	(5,999)	-	-	-	(5,999)
Interest and other income, net	(3,900)	-	(134)	-	(3,766)
Other, net	1,717	149	872	-	696
NOI	122,823	77,650	41,538	4,483	(848)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(17,909)	-	(17,909)	-	-
Consolidated real estate fund	29	-	-	-	29
Paramount's share of NOI	$104,943	$77,650	$23,629	$4,483	$(819)

NOI	$122,823	$77,650	$41,538	$4,483	$(848)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,778)	(9,324)	(2,612)	91	67
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,220)	475	(3,715)	20	-
Cash NOI	107,825	68,801	35,211	4,594	(781)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,785)	-	(14,785)	-	-
Consolidated real estate fund	29	-	-	-	29
Paramount's share of Cash NOI	$93,069	$68,801	$20,426	$4,594	$(752)

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,715	$5,479	$4,909	$4,092	$(11,765)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	65,156	38,186	20,863	5,512	595
General and administrative	12,631	-	-	-	12,631
Interest and debt expense	36,082	22,746	12,167	-	1,169
Income tax expense	477	-	3	-	474
NOI from unconsolidated joint ventures	4,740	4,665	-	-	75
Fee income	(3,465)	-	-	-	(3,465)
Interest and other income, net	(2,016)	-	(159)	-	(1,857)
Other, net	248	73	-	-	175
NOI	116,568	71,149	37,783	9,604	(1,968)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,014)	-	(16,014)	-	-
Consolidated real estate fund	26	-	-	-	26
Paramount's share of NOI	$100,580	$71,149	$21,769	$9,604	$(1,942)

NOI	$116,568	$71,149	$37,783	$9,604	$(1,968)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(13,197)	(9,508)	(3,908)	158	61
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,257)	557	(4,267)	(547)	-
Cash NOI	99,114	62,198	29,608	9,215	(1,907)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,193)	-	(13,193)	-	-
Consolidated real estate fund	26	-	-	-	26
Paramount's share of Cash NOI	$85,947	$62,198	$16,415	$9,215	$(1,881)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months March 31, 2019 and 2018. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended March 31, 2019 (1)	$104,943	$77,650	$23,629	$4,483	$(819)
Acquisitions (2)	(700)	-	(700)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(2,346)	(2,346)	-	-	-
Other, net	185	185	-	-	-
Paramount's share of Same Store NOI for
the three months ended March 31, 2019	$102,082	$75,489	$22,929	$4,483	$(819)

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended March 31, 2018 (1)	$100,580	$71,149	$21,769	$9,604	$(1,942)
Acquisitions	-	-	-	-	-
Dispositions (3)	(4,899)	-	-	(4,899)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(190)	(190)	-	-	-
Other, net	-	-	-	-	-
Paramount's share of Same Store NOI for
the three months ended March 31, 2018	$95,491	$70,959	$21,769	$4,705	$(1,942)

Increase (decrease) in Same Store NOI	$6,591	$4,530	$1,160	$(222)	$1,123

% Increase (decrease)	6.9%	6.4%	5.3%	(4.7%)

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended March 31, 2019 (1)	$93,069	$68,801	$20,426	$4,594	$(752)
Acquisitions (2)	(560)	-	(560)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(2,346)	(2,346)	-	-	-
Other, net	185	185	-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended March 31, 2019	$90,348	$66,640	$19,866	$4,594	$(752)

	For the Three Months Ended March 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended March 31, 2018 (1)	$85,947	$62,198	$16,415	$9,215	$(1,881)
Acquisitions	-	-	-	-	-
Dispositions (3)	(4,592)	-	-	(4,592)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(190)	(190)	-	-	-
Other, net	-	-	-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended March 31, 2018	$81,165	$62,008	$16,415	$4,623	$(1,881)

Increase (decrease) in Same Store Cash NOI	$9,183	$4,632	$3,451	$(29)	$1,129

% Increase (decrease)	11.3%	7.5%	21.0%	(0.6%)

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of Cash NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as net income or loss, calculated in accordance with GAAP, adjusted to exclude depreciation and amortization from real estate assets, impairment losses on certain real estate assets and gains or losses from the sale of certain real estate assets or from change in control of certain real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs, realized and unrealized gains or losses on real estate fund investments, unrealized gains or losses on interest rate swaps, severance costs and gains or losses on early extinguishment of debt, in order to reflect the Core FFO of our real estate portfolio and operations. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our consolidated financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows.

The following table presents a reconciliation of net income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2019	2018
Reconciliation of net income to FFO and Core FFO:
Net income	$7,000	$2,715
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	66,065	67,160
FFO	73,065	69,875
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(11,748)	(10,207)
Consolidated real estate fund	(94)	(430)
Operating Partnership	(5,998)	(5,585)
FFO attributable to common stockholders	$55,225	$53,653
Per diluted share	$0.24	$0.22

FFO	$73,065	$69,875
Non-core items:
Our share of earnings from 712 Fifth Avenue in excess of distributions received	1,270	1,195
Other, net	823	251
Core FFO	75,158	71,321
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(11,748)	(10,207)
Consolidated real estate fund	(94)	(430)
Operating Partnership	(6,203)	(5,721)
Core FFO attributable to common stockholders	$57,113	$54,963
Per diluted share	$0.24	$0.23

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	233,419,299	240,311,744
Effect of dilutive securities	39,139	26,954
Denominator for FFO and Core FFO per diluted share	233,458,438	240,338,698

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2019.

Property	Rate	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$1,000,000	$-	$-	$1,000,000	$1,018,230
1301 Avenue of the Americas	3.05%	-	-	500,000	-	-	-	500,000	493,745
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	500,220
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	1,000,470
50 Beale Street	3.65%	-	-	228,000	-	-	-	228,000	228,418
Total Fixed Rate Debt	3.66%	$-	$-	$728,000	$1,000,000	$-	$1,475,000	$3,203,000	$3,241,083

Variable Rate Debt:
1633 Broadway	4.24%	$-	$-	$-	$46,800	$-	$-	$46,800	$47,653
1301 Avenue of the Americas	4.30%	-	-	350,000	-	-	-	350,000	355,156
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	4.29%	$-	$-	$350,000	$46,800	$-	$-	$396,800	$402,809

Total Consolidated Debt	3.73%	$-	$-	$1,078,000	$1,046,800	$-	$1,475,000	$3,599,800	$3,643,892

(1)	All of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $1,033,779,000 of outstanding indebtedness as of March 31, 2019, of which our share was $248,481,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of March 31, 2019.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	March 31, 2019
(Amounts in thousands)
1633 Broadway (1)	$300,000	Dec-2015	Dec-2022	1.95%	$2,067
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	2,844
1633 Broadway (1)	400,000	Dec-2015	Dec-2020	1.65%	4,163
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$9,074

1633 Broadway (1)	$400,000	Dec-2020	Dec-2021	2.35%	$(1,289)
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$(1,289)

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive (loss) income” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of March 31, 2019			As of December 31, 2018
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$396,800	4.29%	$3,968	$396,800	4.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$2,945,458	3.68%	$3,968	$2,945,458	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$96,526	4.73%	$965	$28,808	4.91%
Fixed rate	151,955	3.41%	-	152,071	3.41%
	$248,481	3.92%	$965	$180,879	3.65%

Noncontrolling interests' in the Operating Partnership share of above			$(483)
Total change in annual net income			$4,450
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 45.

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

As of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During the three months ended March 31, 2019, we did not repurchase any shares under the stock repurchase program.  As of March 31, 2019, we have repurchased an aggregate of 7,555,601 shares, or $105,383,000 of our common stock, at a weighted average price of $13.95 per share. We currently have $94,617,000 available for future repurchases under the program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our recent purchases of equity securities.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2019	5,800	(1)	$14.30	-	$94,617,000
February 2019	7,724	(1)	14.62	-	94,617,000
March 2019	7,406	(1)	14.36	-	94,617,000

_______________________________________

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Articles of Amendment and Restatement of Paramount Group, Inc., incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 14, 2014.

3.2	Resolution to Change Resident Agent, effective as of March 4, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on March 6, 2019.
3.3	Second Amended and Restated Bylaws of Paramount Group, Inc., effective as of April 5, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on April 9, 2019.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: May 1, 2019	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)