Form 10-Q
period 2019-06-30
Paramount Group, Inc.
filed 2019-07-31
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

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

As of July 15, 2019, there were 234,112,236 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$2,065,206	$2,065,206
Buildings and improvements	6,084,684	6,036,445
	8,149,890	8,101,651
Accumulated depreciation and amortization	(735,124)	(644,639)
Real estate, net	7,414,766	7,457,012
Cash and cash equivalents	283,485	339,653
Restricted cash	22,894	25,756
Investments in unconsolidated joint ventures	137,734	78,863
Investments in unconsolidated real estate funds	8,263	10,352
Preferred equity investments	-	36,042
Accounts and other receivables, net of allowance of $593 in 2018	19,695	20,076
Due from affiliates	170,000	-
Deferred rent receivable	289,565	267,456
Deferred charges, net of accumulated amortization of $36,476 and $30,129	130,550	117,858
Intangible assets, net of accumulated amortization of $264,007 and $245,444	239,326	270,445
Other assets	137,597	132,465
Total assets (1)	$8,853,875	$8,755,978

Liabilities and Equity
Notes and mortgages payable, net of deferred financing costs of $28,567 and $32,883	$3,571,233	$3,566,917
Revolving credit facility	170,000	-
Accounts payable and accrued expenses	124,460	124,334
Dividends and distributions payable	25,953	25,902
Intangible liabilities, net of accumulated amortization of $94,899 and $89,200	84,531	95,991
Other liabilities	64,309	51,170
Total liabilities (1)	4,040,486	3,864,314
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 234,123,611 and 233,135,704 shares in 2019 and 2018, respectively	2,341	2,329
Additional paid-in-capital	4,214,193	4,201,756
Earnings less than distributions	(260,939)	(219,906)
Accumulated other comprehensive (loss) income	(5,525)	16,621
Paramount Group, Inc. equity	3,950,070	4,000,800
Noncontrolling interests in:
Consolidated joint ventures	365,278	394,995
Consolidated real estate fund	81,949	66,887
Operating Partnership (24,780,150 and 25,127,003 units outstanding)	416,092	428,982
Total equity	4,813,389	4,891,664
Total liabilities and equity	$8,853,875	$8,755,978

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.4% as of June 30, 2019. The assets and liabilities of the Operating Partnership, as of June 30, 2019, include $1,971,954 and $1,267,939 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Revenues:
Rental revenue	$181,140	$182,722	$363,756	$360,401
Fee and other income	7,443	8,697	16,619	15,289
Total revenues	188,583	191,419	380,375	375,690
Expenses:
Operating	67,572	67,646	135,953	136,624
Depreciation and amortization	62,625	64,775	125,714	129,931
General and administrative	17,695	17,195	35,138	29,826
Transaction related costs	182	293	918	413
Total expenses	148,074	149,909	297,723	296,794
Other income (expense):
(Loss) income from unconsolidated joint ventures	(456)	2,521	(1,483)	2,459
Income (loss) from unconsolidated real estate funds	19	(14)	65	(80)
Interest and other income, net	2,583	2,094	6,483	4,110
Interest and debt expense	(37,213)	(36,809)	(74,137)	(72,891)
Real estate impairment loss	-	(46,000)	-	(46,000)
Net income (loss) before income taxes	5,442	(36,698)	13,580	(33,506)
Income tax (expense) benefit	(268)	120	(1,406)	(357)
Net income (loss)	5,174	(36,578)	12,174	(33,863)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,408)	(1,752)	(5,202)	(2,807)
Consolidated real estate fund	(53)	(152)	(147)	(582)
Operating Partnership	(258)	3,666	(661)	3,550
Net income (loss) attributable to common stockholders	$2,455	$(34,816)	$6,164	$(33,702)

Income (loss) per Common Share - Basic:
Income (loss) per common share	$0.01	$(0.14)	$0.03	$(0.14)
Weighted average shares outstanding	234,329,904	240,336,485	233,877,117	240,324,183

Income (loss) per Common Share - Diluted:
Income (loss) per common share	$0.01	$(0.14)	$0.03	$(0.14)
Weighted average shares outstanding	234,355,864	240,336,485	233,908,236	240,324,183

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income (loss)	$5,174	$(36,578)	$12,174	$(33,863)
Other comprehensive (loss) income:
Change in value of interest rate swaps	(15,345)	5,795	(24,371)	20,346
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(76)	103	(184)	157
Comprehensive loss	(10,247)	(30,680)	(12,381)	(13,360)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,408)	(1,752)	(5,202)	(2,807)
Consolidated real estate fund	(48)	(152)	(99)	(582)
Operating Partnership	1,209	3,103	1,697	1,611
Comprehensive loss attributable to common stockholders	$(11,494)	$(29,481)	$(15,985)	$(15,138)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of March 31, 2019	234,478	$2,345	$4,218,060	$(239,949)	$8,421	$367,012	$81,434	$417,313	$4,854,636
Net income	-	-	-	2,455	-	2,408	53	258	5,174
Common shares issued upon redemption of common units	118	1	2,007	-	-	-	-	(2,008)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	2	-	-	(6)	-	-	-	-	(6)
Repurchases of common shares	(474)	(5)	(6,483)	-	-	-	-	-	(6,488)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(23,439)	-	-	-	(2,514)	(25,953)
Contributions from noncontrolling interests	-	-	-	-	-	-	470	-	470
Distributions to noncontrolling interests	-	-	-	-	-	(4,142)	-	-	(4,142)
Change in value of interest rate swaps	-	-	-	-	(13,884)	-	-	(1,461)	(15,345)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(62)	-	(8)	(6)	(76)
Amortization of equity awards	-	-	643	-	-	-	-	4,476	5,119
Other	-	-	(34)	-	-	-	-	34	-
Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389

Balance as of March 31, 2018	240,506	$2,403	$4,293,209	$(156,485)	$23,312	$404,137	$51,456	$436,038	$5,054,070
Net (loss) income	-	-	-	(34,816)	-	1,752	152	(3,666)	(36,578)
Common shares issued upon redemption of common units	20	-	346	-	-	-	-	(346)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	3	-	-	-	-	-	-	-	-
Dividends and distributions ($0.10 per share and unit)	-	-	-	(24,052)	-	-	-	(2,568)	(26,620)
Contributions from noncontrolling interests	-	-	-	-	-	-	6,208	-	6,208
Distributions to noncontrolling interests	-	-	-	-	-	(2,203)	-	-	(2,203)
Change in value of interest rate swaps	-	-	-	-	5,243	-	-	552	5,795
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	92	-	-	11	103
Amortization of equity awards	-	-	632	-	-	-	-	4,342	4,974
Other	-	-	3,636	-	-	-	-	(3,637)	(1)
Balance as of June 30, 2018	240,529	$2,403	$4,297,823	$(215,353)	$28,647	$403,686	$57,816	$430,726	$5,005,748

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	6,164	-	5,202	147	661	12,174
Common shares issued upon redemption of common units	1,406	14	23,976	-	-	-	-	(23,990)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	56	3	-	(310)	-	-	-	-	(307)
Repurchases of common shares	(474)	(5)	(6,483)	-	-	-	-	-	(6,488)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(46,887)	-	-	-	(5,015)	(51,902)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,966	-	14,966
Distributions to noncontrolling interests	-	-	-	-	-	(34,919)	-	-	(34,919)
Change in value of interest rate swaps	-	-	-	-	(22,026)	-	-	(2,345)	(24,371)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(120)	-	(51)	(13)	(184)
Amortization of equity awards	-	-	1,340	-	-	-	-	11,416	12,756
Other	-	-	(6,396)	-	-	-	-	6,396	-
Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net (loss) income	-	-	-	(33,702)	-	2,807	582	(3,550)	(33,863)
Common shares issued upon redemption of common units	27	-	469	-	-	-	-	(469)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	75	-	-	(213)	-	-	-	-	(213)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(48,103)	-	-	-	(5,144)	(53,247)
Contributions from noncontrolling interests	-	-	-	-	-	-	36,128	-	36,128
Distributions to noncontrolling interests	-	-	-	-	-	(4,118)	-	-	(4,118)
Change in value of interest rate swaps	-	-	-	-	18,422	-	-	1,924	20,346
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	142	-	-	15	157
Amortization of equity awards	-	-	1,470	-	-	-	-	10,088	11,558
Other	-	-	(2,064)	(171)	-	-	-	2,065	(170)
Balance as of June 30, 2018	240,529	$2,403	$4,297,823	$(215,353)	$28,647	$403,686	$57,816	$430,726	$5,005,748

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$12,174	$(33,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,714	129,931
Straight-lining of rental revenue	(22,110)	(29,983)
Amortization of stock-based compensation expense	12,685	10,915
Amortization of above and below-market leases, net	(6,003)	(8,724)
Amortization of deferred financing costs	5,626	5,515
Receipt of accrued interest on preferred equity investment	2,339	-
Realized and unrealized (gains) losses on marketable securities	(2,474)	1
Distributions of earnings from unconsolidated joint ventures	1,980	1,170
Loss (income) from unconsolidated joint ventures	1,483	(2,459)
Distributions of earnings from unconsolidated real estate funds	1,137	135
(Income) loss from unconsolidated real estate funds	(65)	80
Real estate impairment loss	-	46,000
Other non-cash adjustments	(339)	40
Changes in operating assets and liabilities:
Accounts and other receivables	381	1,533
Deferred charges	(8,466)	(13,734)
Other assets	(6,294)	(1,910)
Accounts payable and accrued expenses	(12,293)	1,297
Other liabilities	1,338	567
Net cash provided by operating activities	106,813	106,511

Cash Flows from Investing Activities:
Due from affiliates	(181,000)	-
Repayment of amounts due from affiliates	11,000	-
Investments in and contributions of capital to unconsolidated joint ventures	(52,525)	(17,137)
Additions to real estate	(50,766)	(51,610)
Redemption of preferred equity investment	33,750	-
Real estate acquisition deposits	(20,000)	-
Sales of marketable securities	10,407	15,253
Purchases of marketable securities	(8,867)	(12,140)
Distributions of capital from unconsolidated real estate funds	1,260	-
Contributions of capital to unconsolidated real estate funds	(243)	(2,254)
Escrow deposits and loans receivable for Residential Development Fund	-	(15,680)
Distributions of capital from unconsolidated joint ventures	-	2,608
Net cash used in investing activities	(256,984)	(80,960)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$170,000	$-
Dividends paid to common stockholders	(46,804)	(46,892)
Distributions paid to common unitholders	(5,047)	(4,945)
Distributions to noncontrolling interests	(34,919)	(4,118)
Contributions from noncontrolling interests	14,966	36,128
Repurchases of common shares	(6,488)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(307)	(213)
Debt issuance costs	(260)	(6,351)
Proceeds from notes and mortgages payable	-	16,700
Net cash provided by (used in) financing activities	91,141	(9,691)

Net (decrease) increase in cash and cash equivalents and restricted cash	(59,030)	15,860
Cash and cash equivalents and restricted cash at beginning of period	365,409	250,425
Cash and cash equivalents and restricted cash at end of period	$306,379	$266,285

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$339,653	$219,381
Restricted cash at beginning of period	25,756	31,044
Cash and cash equivalents and restricted cash at beginning of period	$365,409	$250,425

Cash and cash equivalents at end of period	$283,485	$233,530
Restricted cash at end of period	22,894	32,755
Cash and cash equivalents and restricted cash at end of period	$306,379	$266,285

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$69,401	$67,367
Cash payments for income taxes, net of refunds	2,053	1,699

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	$25,953	$26,621
Change in value of interest rate swaps	24,371	20,346
Common shares issued upon redemption of common units	23,990	469
Additions to real estate included in accounts payable and accrued expenses	18,370	10,400
Write-off of fully amortized and/or depreciated assets	3,387	2,947
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	-	7,086

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C. As of June 30, 2019, our portfolio consisted of 13 Class A office properties aggregating approximately 12.2 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.4% of, the Operating Partnership as of June 30, 2019.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In June 2016, the FASB issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016- 13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. In November 2018, the FASB issued ASU 2018-19, which clarified that receivables arising from operating leases are not within the scope of ASC Topic 326, and instead, impairment of receivables arising from operating leases should be accounted for under the scope of ASC Topic 842, Leases. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13 by allowing entities to elect the fair value option on certain financial instruments. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements Impacting or Potentially Impacting Our Financial Statements

In February 2016, the FASB issued ASU 2016-02, an update to ASC Topic 842, Leases. ASU 2016-02 amends the existing guidance for lease accounting by requiring lessees to, among other things, (i) recognize most leases on their balance sheets, (ii) classify leases as either financing or operating, and (iii) record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. ASU 2016-02 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018, with early adoption permitted. We adopted the provisions of ASU 2016-02 on January 1, 2019, using the alternative modified retrospective method, also known as the transition relief method, permitted under ASU 2018-11 which allows companies to not recast comparative periods in the period of adoption. Accordingly, we have applied the provisions of the standard on January 1, 2019, the date of adoption. Upon adoption of this ASU, we recorded a $4,184,000 right-of-use asset and a lease liability for leases in which we are a lessee, which are included as components of “other assets” and “other liabilities”, respectively, on our consolidated balance sheet.

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

3.	Acquisitions

55 Second Street

On June 23, 2019, we entered into an agreement to acquire 55 Second Street, a 387,000 square foot office building located in San Francisco, California, for $407,800,000. In connection therewith, we made a $20,000,000 deposit, which is included in “other assets” on our consolidated balance sheet. The transaction, which is subject to customary closing conditions, is expected to close by the end of the third quarter of 2019 and we intend to bring in a joint venture partner prior to closing.

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

On March 29, 2019, our consolidated Residential Development Fund (“RDF”) acquired an additional 5.0% economic interest in One Steuart Lane from one of its joint venture partners for $9,339,000. Subsequent to this transaction, RDF owns a 30.0% economic interest in the property and the remaining 70.0% interest is owned by the joint venture partners. We own a 7.4% interest in RDF and continue to consolidate RDF and reflect the 92.6% interest we do not own, as noncontrolling interests. As of June 30, 2019, our economic interest in One Steuart Lane (based on our ownership of RDF) was 2.2%.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2019	December 31, 2018
712 Fifth Avenue (1)	50.0%	$-	$-
111 Sutter Street	49.0%	43,897	-
60 Wall Street (2)	5.0%	21,031	22,353
One Steuart Lane (2)	30.0% (3)	69,346	52,923	(4)
Oder-Center, Germany (2)	9.5%	3,460	3,587
Investments in unconsolidated joint ventures		$137,734	$78,863

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Our Share of Net (Loss) Income:	2019	2018	2019		2018
712 Fifth Avenue (1)	$917	$2,608	$917		$2,608
111 Sutter Street	(1,249)	-	(2,121)	(5)	-
60 Wall Street (2)	(149)	(102)	(298)		(175)
One Steuart Lane (2)	8	(16)	(7)		(18)
Oder-Center, Germany (2)	17	31	26		44
(Loss) income from unconsolidated joint ventures	$(456)	$2,521	$(1,483)		$2,459

(1)

As of June 30, 2019, our basis in the partnership that owns 712 Fifth Avenue, was negative $17,672 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of June 30, 2019, the carrying amount of our investments in 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $2,741, $935 and $4,759, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “(loss) income from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents RDF’s economic interest in One Steuart Lane.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.
(5)	Represents our share of earnings from the date of acquisition through June 30, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2019	December 31, 2018
Real estate, net	$1,463,668	$1,236,989
Intangible assets, net	97,811	97,658
Other assets	95,058	91,552
Total assets	$1,656,537	$1,426,199

Notes and mortgages payable, net	$1,022,881	$887,882
Intangible liabilities, net	5,277	-
Other liabilities	26,542	22,310
Total liabilities	1,054,700	910,192
Equity	601,837	516,007
Total liabilities and equity	$1,656,537	$1,426,199

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2019	2018	2019	2018
Revenues:
Rental revenue	$36,455	$35,206	$74,679	$71,041
Fee and other income	393	167	491	303
Total revenues	36,848	35,373	75,170	71,344
Expenses:
Operating expenses	15,274	13,078	29,677	26,605
Depreciation and amortization	15,082	12,032	29,207	24,193
Total expenses	30,356	25,110	58,884	50,798
Other income (expense):
Interest and other income, net	201	198	299	368
Interest and debt expense	(12,323)	(9,733)	(23,850)	(18,912)
Net (loss) income before income taxes	(5,630)	728	(7,265)	2,002
Income tax expense	-	-	(8)	(10)
Net (loss) income	$(5,630)	$728	$(7,273)	$1,992

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

We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. As of June 30, 2019, Fund VIII has invested $633,250,000 of the $775,200,000 of capital committed and Fund X, which completed its initial closing in December 2018 with $172,000,000 of capital commitments, has invested $170,000,000. As of June 30, 2019, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 8.7%, respectively.

At June 30, 2019 and December 31, 2018, our investments in the above mentioned unconsolidated real estate funds aggregated $8,263,000 and $10,352,000, respectively and we recognized income of $19,000 and $65,000 in the three and six months ended June 30, 2019, respectively, and losses of $14,000 and $80,000, in the three and six months ended June 30, 2018, respectively.

6.	Preferred Equity Investments

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

7.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Intangible assets:
Gross amount	$503,333	$515,889
Accumulated amortization	(264,007)	(245,444)
	$239,326	$270,445
Intangible liabilities:
Gross amount	$179,430	$185,191
Accumulated amortization	(94,899)	(89,200)
	$84,531	$95,991

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Amortization of above and below-market leases, net (component of "rental revenue")	$2,727	$4,304	$6,003	$8,724
Amortization of acquired in-place leases (component of "depreciation and amortization")	12,330	14,721	25,663	30,014

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2020.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2020	$6,292	$38,324
2021	3,639	28,267
2022	1,173	23,758
2023	4,682	19,089
2024	5,692	14,661

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

The following table summarizes our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2019	June 30, 2019		December 31, 2018
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	4.19%	46,800	(2)	46,800	(2)
			3.57%	1,046,800		1,046,800

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	4.30%	350,000		350,000
			3.56%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000

300 Mission Street (3)	Oct-2021	Fixed	3.65%	228,000		228,000

Total notes and mortgages payable			3.73%	3,599,800		3,599,800
Less: deferred financing costs				(28,567)		(32,883)
Total notes and mortgages payable, net				$3,571,233		$3,566,917

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	3.67%	$170,000		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)

Represents amounts borrowed to fund leasing costs at the property. The loan balance can be increased by an additional $200,000 upon the satisfaction of certain performance hurdles related to the property.

(3)	Our ownership interest in One Market Plaza and 300 Mission Street (formerly 50 Beale Street) is 49.0% and 31.1%, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive (loss) income” (outside of earnings). We recognized other comprehensive loss of $15,345,000 and $24,371,000 for the three and six months ended June 30, 2019, respectively, and other comprehensive income of $5,795,000 and $20,346,000 for the three and six months ended June 30, 2018, respectively, from the changes in fair value of these interest rate swaps. See Note 11, Accumulated Other Comprehensive (Loss) Income. During the next twelve months, we estimate that $653,000 of the amounts recognized in accumulated other comprehensive (loss) income will be reclassified as a decrease to interest expense.

The following table summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Interest rate swap assets designated as cash flow hedges (included in "other assets")	$579	$16,859

Interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")	$8,139	$48

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of June 30, 2019, we did not have any obligations relating to our swaps.

10.	Equity

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During 2019, we repurchased 889,549 common shares for an aggregate price of $12,166,000, or a weighted average price of $13.68 per share, including 474,500 shares that were repurchased during the three months ended June 30, 2019. To date, we have repurchased 8,455,150 common shares for an aggregate price of $117,549,000, or a weighted average price of $13.92 per share and have $82,451,000 available for future repurchases under the program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2019	2018	2019	2018
Amount of (loss) income related to the effective portion of cash flow hedges recognized in other comprehensive (loss) income	$(13,608)	$6,123	$(20,846)	$20,202
Amounts reclassified from accumulated other comprehensive (loss) income (decreasing) increasing interest and debt expense	(1,737)	(328)	(3,525)	144
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (1)	(76)	103	(184)	157

(1)	Represents foreign currency translation adjustments. No amounts were reclassified from accumulated other comprehensive (loss) income during any of the periods set forth above.

12.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 300 Mission Street and PGRESS Equity Holdings LP. As of June 30, 2019 and December 31, 2018, noncontrolling interests in our consolidated joint ventures aggregated $365,278,000 and $394,995,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of June  30, 2019 and December 31, 2018, the noncontrolling interest in our consolidated real estate fund aggregated $81,949,000 and $66,887,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2019 and December 31, 2018, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $416,092,000 and $428,982,000, respectively, and a redemption value of $347,170,000 and $315,595,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.4% of, the Operating Partnership as of June 30, 2019. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2019 and December 31, 2018, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Real estate, net	$1,693,813	$1,699,618
Cash and restricted cash	69,570	63,450
Investments in unconsolidated joint ventures	69,346	52,923
Preferred equity investments	-	36,042
Accounts and other receivables, net	1,239	2,107
Deferred rent receivable	55,070	51,926
Deferred charges, net	22,845	14,160
Intangible assets, net	37,501	45,818
Other assets	22,570	16,635
Total VIE assets	$1,971,954	$1,982,679

Notes and mortgages payable, net	$1,198,162	$1,197,644
Accounts payable and accrued expenses	40,281	24,183
Intangible liabilities, net	25,266	31,582
Other liabilities	4,230	5
Total VIE liabilities	$1,267,939	$1,253,414

Unconsolidated VIEs

As of June 30, 2019, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2019		December 31, 2018
Investments	$8,263		$10,352
Asset management fees and other receivables	171,435	(1)	722
Maximum risk of loss	$179,698		$11,074

(1)	Includes a $170,000 note receivable from Fund X. See Note 20, Related Parties.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The following table summarizes the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$23,594	$23,594	$-	$-
Interest rate swap assets (included in "other assets")	579	-	579	-
Total assets	$24,173	$23,594	$579	$-

Interest rate swap liabilities (included in "other liabilities")	$8,139	$-	$8,139	$-
Total liabilities	$8,139	$-	$8,139	$-

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$22,660	$22,660	$-	$-
Interest rate swap assets (included in "other assets")	16,859	-	16,859	-
Total assets	$39,519	$22,660	$16,859	$-

Interest rate swap liabilities (included in "other liabilities")	$48	$-	$48	$-
Total liabilities	$48	$-	$48	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments (1)	$-	$-	$36,042	$36,339
Total assets	$-	$-	$36,042	$36,339

Notes and mortgages payable	$3,599,800	$3,679,756	$3,599,800	$3,617,961
Revolving credit facility	170,000	169,996	-	-
Total liabilities	$3,769,800	$3,849,752	$3,599,800	$3,617,961

______________

(1)	On March 1, 2019, the preferred equity investment was redeemed. See Note 6, Preferred Equity Investments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Revenues

Our revenues consist of rental revenues and revenues from contracts with customers. The following table sets forth the details of our revenues.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Amounts in thousands)	2019		2018	2019		2018
Rental revenue	$181,140	(1)	$182,722	$363,756	(1)	$360,401
Fee and other income:
Fee income:
Property management	1,599		1,490	3,241		2,992
Asset management	2,290		1,823	4,608		3,433
Acquisition, disposition and leasing	-		1,750	1,331		1,750
Other	324		346	1,032		699
Total fee income	4,213		5,409	10,212		8,874
Other income (2)	3,230		3,288	6,407		6,415
Total fee and other income	7,443		8,697	16,619		15,289
Total revenues	$188,583		$191,419	$380,375		$375,690

(1)	Includes $15,314 and $32,687 for the three and six months ended June 30, 2019, respectively, of variable rental revenue, primarily related to tenant reimbursements.
(2)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

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

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of June 30, 2019, for the six month period from July 1, 2019 through December 31, 2019 and each of the five succeeding years commencing January 1, 2020.

(Amounts in thousands)
2019	$330,437
2020	628,403
2021	615,150
2022	586,448
2023	557,032
2024	523,589
Thereafter	2,649,239
Total	$5,890,298

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

Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 22, Segments.

16.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest income, net	$1,741	$978	$3,118	$2,004
Mark-to-market of investments in our deferred compensation plans (1)	842	199	2,911	290
Preferred equity investment income (2)	-	917	454	1,816
Total interest and other income, net	$2,583	$2,094	$6,483	$4,110

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share is $223 for the three months ended June 30, 2018 and $111 and $442 for the six months ended June 30, 2019 and 2018, respectively. On March 1, 2019, our only remaining preferred equity investment was redeemed. See Note 6, Preferred Equity Investments.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest expense	$34,388	$34,055	$68,511	$67,376
Amortization of deferred financing costs	2,825	2,754	5,626	5,515
Total interest and debt expense	$37,213	$36,809	$74,137	$72,891

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of June 30, 2019, we have 8,302,793 shares available for future grants under the 2014 Equity Incentive Plan (“Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $5,083,000 and $4,650,000 for the three months ended June 30, 2019 and 2018, respectively, and $12,685,000 and $10,915,000 for the six months ended June 30, 2019 and 2018, respectively.

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

2015 Performance-Based Awards Program (“2015 Performance Program”)

On March 18, 2019, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 17, 2019. Accordingly, all of the 1,109,358 outstanding LTIP units that were granted on March 18, 2016, were forfeited, with no awards being earned. This award had a grant date fair value of $10,914,000 and a remaining unrecognized compensation cost of $810,000 as of June 30, 2019, which will be amortized over a weighted-average period of 0.8 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Earnings Per Share

The following table summarizes our net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$2,455	$(34,816)	$6,164	$(33,702)
Earnings allocated to unvested participating securities	(18)	(18)	(37)	(36)
Numerator for income (loss) per common share - basic and diluted	$2,437	$(34,834)	$6,127	$(33,738)
Denominator:
Denominator for basic income (loss) per common share - weighted average shares	234,330	240,336	233,877	240,324
Effect of dilutive stock-based compensation plans (1)	26	-	31	-
Denominator for diluted income (loss) per common share - weighted average shares	234,356	240,336	233,908	240,324

Income (loss) per common share - basic and diluted	$0.01	$(0.14)	$0.03	$(0.14)

(1)

The effect of dilutive securities excludes 26,812  and 27,846 weighted average share equivalents for the three months ended June 30, 2019 and 2018, respectively, and 27,180 and 27,730 weighted average share equivalents for the six months ended June 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $211,000 and $215,000 for the three months ended June 30, 2019 and 2018, respectively, and $420,000 and $424,000 for the six months ended June 30, 2019 and 2018, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2018, we were owed $51,000 under these agreements, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheet. There were no amounts owed to us under these agreements as of June 30, 2019.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $3,511,000 and $4,558,000 for the three months ended June 30, 2019 and 2018, respectively, and $8,058,000 and $7,094,000 for the six months ended June 30, 2019 and 2018, respectively, in connection with these agreements. As of June 30, 2019 and December 31, 2018, amounts owed to us under these agreements aggregated $1,820,000 and $1,836,000, respectively, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of  feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expense of $62,000 and $42,000 for the three months ended June 30, 2019 and 2018, respectively, and $686,000 and $60,000 for the six months ended June 30, 2019 and 2018, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of June 30, 2019 and December 31, 2018, we owed $123,000 and $40,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust, a subsidiary of which leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture. The Mannheim Trust, which is for the benefit of Dr. Bussmann’s children, leases 5,593 square feet, which expires in April 2023. Our share of rental income from this lease was $90,000 and $89,000, for the three months ended June 30, 2019 and 2018, respectively, and $181,000 for each of the six months ended June 30, 2019 and 2018.

Due from Affiliates

At June 30, 2019, we had a $170,000,000 note receivable from Fund X that bears interest at LIBOR plus 220 basis points and is included as “due from affiliates” on our consolidated balance sheet.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2019, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $41,600,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$184,370	$118,741	$58,431	$7,240	$(42)
Property-related operating expenses	(67,572)	(46,504)	(17,479)	(2,836)	(753)
NOI from unconsolidated joint ventures	4,185	2,886	1,213	-	86
NOI (1)	$120,983	$75,123	$42,165	$4,404	$(709)

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$186,010	$115,536	$55,344	$15,435	$(305)
Property-related operating expenses	(67,646)	(45,292)	(15,048)	(5,736)	(1,570)
NOI from unconsolidated joint ventures	4,569	4,493	-	-	76
NOI (1)	$122,933	$74,737	$40,296	$9,699	$(1,799)

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$370,163	$239,837	$115,615	$14,643	$68
Property-related operating expenses	(135,953)	(94,607)	(33,825)	(5,756)	(1,765)
NOI from unconsolidated joint ventures	9,596	7,543	1,913	-	140
NOI (1)	$243,806	$152,773	$83,703	$8,887	$(1,557)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$366,816	$229,181	$107,243	$30,884	$(492)
Property-related operating expenses	(136,624)	(92,453)	(29,164)	(11,581)	(3,426)
NOI from unconsolidated joint ventures	9,309	9,158	-	-	151
NOI (1)	$239,501	$145,886	$78,079	$19,303	$(3,767)

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

(2)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the periods set forth below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
NOI	$120,983	$122,933	$243,806	$239,501
Add (subtract) adjustments to arrive to net income (loss):
Fee income	4,213	5,409	10,212	8,874
Depreciation and amortization expense	(62,625)	(64,775)	(125,714)	(129,931)
General and administrative expenses	(17,695)	(17,195)	(35,138)	(29,826)
NOI from unconsolidated joint ventures	(4,185)	(4,569)	(9,596)	(9,309)
Interest and other income, net	2,583	2,094	6,483	4,110
Interest and debt expense	(37,213)	(36,809)	(74,137)	(72,891)
Real estate impairment loss	-	(46,000)	-	(46,000)
Other, net	(619)	2,214	(2,336)	1,966
Net income (loss) before income taxes	5,442	(36,698)	13,580	(33,506)
Income tax (expense) benefit	(268)	120	(1,406)	(357)
Net income (loss)	5,174	(36,578)	12,174	(33,863)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,408)	(1,752)	(5,202)	(2,807)
Consolidated real estate fund	(53)	(152)	(147)	(582)
Operating Partnership	(258)	3,666	(661)	3,550
Net income (loss) attributable to common stockholders	$2,455	$(34,816)	$6,164	$(33,702)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Washington, D.C.	Other
June 30, 2019	$8,853,875	$5,532,532	$2,446,639	$301,326	$573,378
December 31, 2018	8,755,978	5,583,022	2,388,094	305,980	478,882

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco, and Washington, D.C. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.4%, of the Operating Partnership as of June 30, 2019.

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

On June 23, 2019, we entered into an agreement to acquire 55 Second Street, a 387,000 square foot office building located in San Francisco, California for $407,800,000. The transaction, which is subject to customary closing conditions, is expected to close at the end of the third quarter of 2019 and we intend to bring in a joint venture partner prior to closing.

Stock Repurchase Program

During 2019, we repurchased 889,549 common shares for an aggregate price of $12,166,000 or a weighted average price of $13.68 per share, including 474,500 shares that were repurchased during the three months ended June 30, 2019.

Leasing Results - Three Months Ended June 30, 2019

In the three months ended June 30, 2019, we leased 696,497 square feet, of which our share was 497,300 square feet that was leased at a weighted average initial rent of $89.38 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy (properties owned by us during both reporting periods) by 70 basis points to 96.7% at June 30, 2019 from 96.0% at March 31, 2019. Of the 696,497 square feet leased in the three months, 488,092 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 25.0% on a cash basis and 21.6% on a GAAP basis. The weighted average lease term for leases signed during the three months was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.85 per square foot per annum, or 12.1% of initial rent.

New York:

In the three months ended June 30, 2019, we leased 142,120 square feet in our New York portfolio, of which our share was 135,728 square feet that was leased at a weighted average initial rent of $82.22 per square foot. This leasing activity, offset by the lease expirations in the three months, caused our leased occupancy and same store leased occupancy to remain at 96.6% leased at June 30, 2019, in-line with the leased occupancy and same store leased occupancy at March 31, 2019. Of the 142,120 square feet leased in the three months, 129,335 square feet represented our share of second generation space for which rental rates increased by 4.1% on a cash basis and decreased by 1.4% on a GAAP basis. The weighted average lease term for leases signed during the three months was 5.2 years and weighted average tenant improvements and leasing commissions on these leases were $9.36 per square foot per annum, or 11.4% of initial rent.

San Francisco:

In the three months ended June 30, 2019, we leased 550,752 square feet in our San Francisco portfolio, of which our share was 357,947 square feet that was leased at a weighted average initial rent of $91.96 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased our leased occupancy and same store leased occupancy by 290 basis points to 97.3% at June 30, 2019 from 94.4% at March 31, 2019. Of the 550,752 square feet leased in the three months, 355,132 square feet represented our share of second generation space for which we achieved rental rate increases of 33.4% on a cash basis and 29.5% on GAAP basis. The weighted average lease term for leases signed during the three months was 9.9 years and weighted average tenant improvements and leasing commissions on these leases were $11.12 per square foot per annum, or 12.1% of initial rent.

Washington, D.C.:

In the three months ended June 30, 2019, we leased 3,625 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $88.52 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased our leased occupancy and same store leased occupancy by 10 basis points to 94.1% at June 30, 2019 from 94.0% at March 31, 2019. All of the square feet leased in the three months represented second generation space for which we achieved rental rate increases of 3.3% on a cash basis and 11.5% on GAAP basis. The weighted average lease term for leases signed during the three months was 10.8 years and weighted average tenant improvements and leasing commissions on these leases were $11.63 per square foot per annum, or 13.1% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2019	Total	New York	San Francisco	Washington, D.C.
Total square feet leased	696,497	142,120	550,752	3,625
Pro rata share of total square feet leased:	497,300	135,728	357,947	3,625
Initial rent (1)	$89.38	$82.22	$91.96	$88.52
Weighted average lease term (in years)	8.6	5.2	9.9	10.8

Tenant improvements and leasing commissions:
Per square foot	$93.84	$48.97	$109.58	$125.99
Per square foot per annum	$10.85	$9.36	$11.12	$11.63
Percentage of initial rent	12.1%	11.4%	12.1%	13.1%

Rent concessions:
Average free rent period (in months)	3.7	4.7	3.3	10.0
Average free rent period per annum (in months)	0.4	0.9	0.3	0.9

Second generation space: (2)
Square feet	488,092	129,335	355,132	3,625
Cash basis:
Initial rent (1)	$89.40	$81.93	$91.95	$88.52
Prior escalated rent (3)	$71.52	$78.67	$68.94	$85.68
Percentage increase	25.0%	4.1%	33.4%	3.3%
GAAP basis:
Straight-line rent	$94.74	$76.60	$100.95	$91.58
Prior straight-line rent	$77.91	$77.69	$77.94	$82.15
Percentage increase (decrease)	21.6%	(1.4%)	29.5%	11.5%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Six Months Ended June 30, 2019

In the six months ended June 30, 2019, we leased 1,049,759 square feet, of which our share was 745,188 square feet that was leased at a weighted average initial rent of $92.03 per square foot. This leasing activity, partially offset by lease expirations in the six months and the acquisition of 111 Sutter Street in February 2019, a 70.3% leased asset, increased leased occupancy by 30 basis points to 96.7% at June 30, 2019 from 96.4% at December 31, 2018. Same store leased occupancy (properties owned by us during both reporting periods), which excludes the impact of 111 Sutter Street, increased by 70 basis points to 97.1% at June 30, 2019 from 96.4% at December 31, 2018. Of the 1,049,759 square feet leased in the six months, 668,254 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 18.5% on a cash basis and 19.0% on a GAAP basis. The weighted average lease term for leases signed during the six months was 9.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.56 per square foot per annum, or 11.5% of initial rent.

New York:

In the six months ended June 30, 2019, we leased 301,708 square feet in our New York portfolio, of which our share was 278,221 square feet that was leased at a weighted average initial rent of $87.24 per square foot. This leasing activity, partially offset by lease expirations during the six months, increased our leased occupancy and same store leased occupancy by 60 basis points to 96.6% at June 30, 2019 from 96.0% at December 31, 2018. Of the 301,708 square feet leased in the six months, 207,050 square feet represented our share of second generation space for which rental rates decreased by 0.9% on a cash basis and 2.5% on a GAAP basis. The decrease was primarily due to a prior tenant’s lease, which was previously extended on a short-term basis for which we had achieved above-market rents during the short-term extension period. The weighted average lease term for leases signed during the six months was 10.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.32 per square foot per annum, or 11.8% of initial rent.

San Francisco:

In the six months ended June 30, 2019, we leased 734,716 square feet in our San Francisco portfolio, of which our share was 453,632 square feet that was leased at a weighted average initial rent of $94.99 per square foot. This leasing activity, offset by lease expirations in the six months and the acquisition of 111 Sutter Street in February 2019, a 70.3% leased asset, decreased our leased occupancy by 70 basis points to 97.3% at June 30, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes 111 Sutter Street, increased by 160 basis points to 99.6% at June 30, 2019 from 98.0% at December 31, 2018. Of the 734,716 square feet leased in the six months, 450,511 square feet represented our share of second generation space for which we achieved rental rate increases of 29.1% on a cash basis and 29.5% on GAAP basis. The weighted average lease term for leases signed during the six months was 9.2 years and weighted average tenant improvements and leasing commissions on these leases were $10.79 per square foot per annum, or 11.4% of initial rent.

Washington, D.C.:

In the six months ended June 30, 2019, we leased 13,335 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $88.32 per square foot. This leasing activity, which was offset by lease expirations in the six months, decreased our leased occupancy and same store leased occupancy by 390 basis points to 94.1% at June 30, 2019 from 98.0% at December 31, 2018. Of the 13,335 square feet leased in the six months, 10,693 represented our share of second generation space for which we achieved rental rate increases of 4.4% on a cash basis and 8.4% on GAAP basis. The weighted average lease term for leases signed during the six months was 8.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.51 per square foot per annum, or 8.5% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2019	Total	New York	San Francisco	Washington, D.C.
Total square feet leased	1,049,759	301,708	734,716	13,335
Pro rata share of total square feet leased:	745,188	278,221	453,632	13,335
Initial rent (1)	$92.03	$87.24	$94.99	$88.32
Weighted average lease term (in years)	9.5	10.0	9.2	8.0

Tenant improvements and leasing commissions:
Per square foot	$100.28	$103.54	$99.52	$60.06
Per square foot per annum	$10.56	$10.32	$10.79	$7.51
Percentage of initial rent	11.5%	11.8%	11.4%	8.5%

Rent concessions:
Average free rent period (in months)	5.9	9.9	3.4	8.1
Average free rent period per annum (in months)	0.6	1.0	0.4	1.0

Second generation space: (2)
Square feet	668,254	207,050	450,511	10,693
Cash basis:
Initial rent (1)	$92.83	$88.16	$94.99	$88.49
Prior escalated rent (3)	$78.36	$88.92	$73.56	$84.73
Percentage increase (decrease)	18.5%	(0.9%)	29.1%	4.4%
GAAP basis:
Straight-line rent	$97.41	$83.96	$103.54	$88.62
Prior straight-line rent	$81.84	$86.15	$79.95	$81.72
Percentage increase (decrease)	19.0%	(2.5%)	29.5%	8.4%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended June 30, 2019 and 2018

Net Income (Loss), FFO and Core FFO

Net income attributable to common stockholders was $2,455,000, or $0.01 per diluted share, for the three months ended June 30, 2019, compared to a net loss of $34,816,000, or $0.14 per diluted share, for the three months ended June 30, 2018. Net loss attributable to common stockholders for the three months ended June 30, 2018, included a $41,618,000, or $0.17 per diluted share, real estate impairment loss.

Funds from Operations (“FFO”) attributable to common stockholders was $54,208,000, or $0.23 per diluted share, for the three months ended June 30, 2019, compared to $58,935,000, or $0.25 per diluted share, for the three months ended June 30, 2018. FFO attributable to common stockholders for the three months ended June 30, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 56. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended June 30, 2019 and 2018 by $969,000 and $1,036,000, or $0.00 and $0.01 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 56, was $53,239,000, or $0.23 per diluted share, for the three months ended June 30, 2019, compared to $57,899,000, or $0.24 per diluted share, for the three months ended June 30, 2018.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2019 versus June 30, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	0.6%	0.5%	(2.3%)	(7.8%)
Same Store Cash NOI	8.3%	4.1%	20.3%	(5.0%)

See pages 48-56 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2019 and 2018

Net Income (Loss), FFO and Core FFO

Net income attributable to common stockholders was $6,164,000, or $0.03 per diluted share, for the six months ended June 30, 2019, compared to a net loss of $33,702,000, or $0.14 per diluted share, for the six months ended June 30, 2018. Net loss attributable to common stockholders for the six months ended June 30, 2018, included a $41,618,000, or $0.17 per diluted share, real estate impairment loss.

FFO attributable to common stockholders was $109,433,000, or $0.47 per diluted share, for the six months ended June 30, 2019, compared to $112,588,000, or $0.47 per diluted share, for the six months ended June 30, 2018. FFO attributable to common stockholders for the six months ended June 30, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 56. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2019 and 2018 by $919,000 and $274,000, respectively, or $0.00 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 56, was $110,352,000, or $0.47 per diluted share, for the six months ended June 30, 2019, compared to $112,862,000, or $0.47 per diluted share, for the six months ended June 30, 2018.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2019 versus June 30, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	3.6%	3.4%	1.4%	(6.2%)
Same Store Cash NOI	9.8%	5.7%	20.7%	(2.8%)

See pages 48-56 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2019 and 2018

The following pages summarize our consolidated results of operations for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$181,140	$182,722	$(1,582)
Fee and other income	7,443	8,697	(1,254)
Total revenues	188,583	191,419	(2,836)
Expenses:
Operating	67,572	67,646	(74)
Depreciation and amortization	62,625	64,775	(2,150)
General and administrative	17,695	17,195	500
Transaction related costs	182	293	(111)
Total expenses	148,074	149,909	(1,835)
Other income (expense):
(Loss) income from unconsolidated joint ventures	(456)	2,521	(2,977)
Income (loss) from unconsolidated real estate funds	19	(14)	33
Interest and other income, net	2,583	2,094	489
Interest and debt expense	(37,213)	(36,809)	(404)
Real estate impairment loss	-	(46,000)	46,000
Net income (loss) before income taxes	5,442	(36,698)	42,140
Income tax (expense) benefit	(268)	120	(388)
Net income (loss)	5,174	(36,578)	41,752
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(2,408)	(1,752)	(656)
Consolidated real estate fund	(53)	(152)	99
Operating Partnership	(258)	3,666	(3,924)
Net income (loss) attributable to common stockholders	$2,455	$(34,816)	$37,271

Revenues

Our revenues, which consist primarily of rental revenues and fee and other income, were $188,583,000 for the three months ended June 30, 2019, compared to $191,419,000 for the three months ended June 30, 2018, a decrease of $2,836,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.		Other
Rental revenue
Acquisitions / Dispositions	$(7,765)	$-		$-		$(7,765)	(1)	$-
Same store operations	6,285	3,970	(2)	2,620	(3)	(226)		(79)
Other, net	(102)	(143)		41		-		-
(Decrease) increase in rental revenues	$(1,582)	$3,827		$2,661		$(7,991)		$(79)

Fee and other income
Fee income
Property management	$109	$-		$-		$-		$109
Asset management	467	-		-		-		467
Acquisition, disposition and leasing	(1,750)	-		-		-		(1,750)
Other	(22)	-		-		-		(22)
Decrease in fee income	(1,196)	-		-		-		(1,196)
Other income
Acquisitions / Dispositions	(249)	-		-		(249)	(1)	-
Same store operations	191	(622)		426		45		342
(Decrease) increase in other income	(58)	(622)		426		(204)		342
(Decrease) increase in fee and other income	$(1,254)	$(622)		$426		$(204)		$(854)

Total (decrease) increase in revenues	$(2,836)	$3,205		$3,087		$(8,195)		$(933)

(1)

Represents revenues attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to an increase in occupancy at 31 West 52nd Street and 1325 Avenue of the Americas.
(3)	Primarily due to an increase in occupancy at 300 Mission Street (formerly 50 Beale Street).

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $148,074,000 for the three months ended June 30, 2019, compared to $149,909,000 for the three months ended June 30, 2018, a decrease of $1,835,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.		Other
Operating
Acquisitions / Dispositions	$(3,089)	$-	$-	$(3,089)	(1)	$-
Same store operations	3,189	1,386	2,431	189		(817)
Bad debt expense	(174)	(174)
(Decrease) increase in operating	$(74)	$1,212	$2,431	$(2,900)		$(817)

Depreciation and amortization
Acquisitions / Dispositions	$(3,107)	$-	$-	$(3,107)	(1)	$-
Operations	957	1,557	(661)	(85)		146
(Decrease) increase in depreciation
and amortization	$(2,150)	$1,557	$(661)	$(3,192)		$146

General and administrative
Stock-based compensation	$433	$-	$-	$-		$433
Mark-to-market of investments
in our deferred compensation plan	643	-	-	-		643	(2)
Operations	(576)	-	-	-		(576)
Increase in general and
administrative	$500	$-	$-	$-		$500

Decrease in transaction related costs	$(111)	$-	$-	$-		$(111)

Total (decrease) increase in expenses	$(1,835)	$2,769	$1,770	$(6,092)		$(282)

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

(Loss) Income from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $456,000 for the three months ended June 30, 2019, compared to income of $2,521,000 for the three months ended June 30, 2018, a decrease in income of $2,977,000. This decrease resulted primarily from (i) $1,249,000 for our share of net loss from 111 Sutter Street, which was acquired in February 2019 (primarily related to depreciation and amortization expense), and (ii) $1,691,000 of lower income from 712 Fifth Avenue, resulting from lower cash distributions in the three months ended June 30, 2019 (since we only recognize earnings from 712 Fifth Avenue to the extent we receive cash distribution from the joint venture).

Income (Loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $19,000 for the three months ended June 30, 2019, compared to a loss of $14,000 for the three months ended June 30, 2018, as increase in income of $33,000.

Interest and Other Income, net

Interest and other income was $2,583,000 for the three months ended June 30, 2019, compared to $2,094,000 for the three months ended June 30, 2018, an increase of $489,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$643
Other, net	(154)
Total increase	$489

Interest and Debt Expense

Interest and debt expense was $37,213,000 for the three months ended June 30, 2019, compared to $36,809,000 for the three months ended June 30, 2018, an increase of $404,000. This increase resulted primarily from higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway.

Real Estate Impairment Loss

In the three months ended June 30, 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio. Accordingly, we recorded a $46,000,000 real estate impairment loss based on the excess of the carrying value over the estimated fair value.

Income Tax Expense (Benefit)

Income tax expense was $268,000 for the three months ended June 30, 2019, compared to a benefit of $120,000 for the three months ended June 30, 2018, an increase in expense of $388,000. The increase was primarily due to higher income on our taxable REIT subsidiaries.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $2,408,000 for the three months ended June 30, 2019, compared to $1,752,000 for the three months ended June 30, 2018, an increase of $656,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($410 in 2019, compared to a loss of $621 in 2018)	$1,031
Other, net	(375)
Total increase	$656

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $53,000 for the three months ended June 30, 2019, compared to $152,000 for the three months ended June 30, 2018, a decrease of $99,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $258,000 for the three months ended June 30, 2019, compared to net loss attributable to noncontrolling interests in Operating Partnership of $3,666,000 for the three months ended June 30, 2018, an increase in income attributable to noncontrolling interests of $3,924,000. This increase resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2019.

Results of Operations - Six Months Ended June 30, 2019 and 2018

The following pages summarize our consolidated results of operations for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$363,756	$360,401	$3,355
Fee and other income	16,619	15,289	1,330
Total revenues	380,375	375,690	4,685
Expenses:
Operating	135,953	136,624	(671)
Depreciation and amortization	125,714	129,931	(4,217)
General and administrative	35,138	29,826	5,312
Transaction related costs	918	413	505
Total expenses	297,723	296,794	929
Other income (expense):
(Loss) income from unconsolidated joint ventures	(1,483)	2,459	(3,942)
Income (loss) from unconsolidated real estate funds	65	(80)	145
Interest and other income, net	6,483	4,110	2,373
Interest and debt expense	(74,137)	(72,891)	(1,246)
Real estate impairment loss	-	(46,000)	46,000
Net income (loss) before income taxes	13,580	(33,506)	47,086
Income tax expense	(1,406)	(357)	(1,049)
Net income (loss)	12,174	(33,863)	46,037
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,202)	(2,807)	(2,395)
Consolidated real estate fund	(147)	(582)	435
Operating Partnership	(661)	3,550	(4,211)
Net income (loss) attributable to common stockholders	$6,164	$(33,702)	$39,866

Revenues

Our revenues, which consist primarily of rental revenues and fee and other income, were $380,375,000 for the six months ended June 30, 2019, compared to $375,690,000 for the six months ended June 30, 2018, an increase of $4,685,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.		Other
Rental revenue
Acquisitions / Dispositions	$(15,545)	$-		$-		$(15,545)	(1)	$-
Same store operations	18,296	10,983	(2)	7,673	(3)	(257)		(103)
Other, net	604	563		41		-		-
Increase (decrease) in rental revenues	$3,355	$11,546		$7,714		$(15,802)		$(103)

Fee and other income
Fee income
Property management	$249	$-		$-		$-		$249
Asset management	1,175	-		-		-		1,175
Acquisition, disposition and leasing	(419)	-		-		-		(419)
Other	333	-		-		-		333
Increase in fee income	1,338	-		-		-		1,338
Other income
Acquisitions / Dispositions	(484)	-		-		(484)	(1)	-
Same store operations	476	(890)		658		45		663
(Decrease) increase in other income	(8)	(890)		658		(439)		663
Increase (decrease) in fee and other income	$1,330	$(890)		$658		$(439)		$2,001

Total increase (decrease) in revenues	$4,685	$10,656		$8,372		$(16,241)		$1,898

__________________________________________________________

(1)

Represents revenues attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to an increase in occupancy at 31 West 52nd Street, 1325 Avenue of the Americas and 1633 Broadway.
(3)	Primarily due to an increase in occupancy at 300 Mission Street and One Market Plaza.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $297,723,000 for the six months ended June 30, 2019, compared to $296,794,000 for the six months ended June 30, 2018, an increase of $929,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.		Other
Operating
Acquisitions / Dispositions	$(6,205)	$-	$-	$(6,205)	(1)	$-
Same store operations	5,708	2,328	4,661	380		(1,661)
Bad debt expense	(174)	(174)	-	-		-
(Decrease) increase in operating	$(671)	$2,154	$4,661	$(5,825)		$(1,661)

Depreciation and amortization
Acquisitions / Dispositions	$(6,191)	$-	$-	$(6,191)	(1)	$-
Operations	1,974	3,395	(1,633)	(136)		348
(Decrease) increase in depreciation
and amortization	$(4,217)	$3,395	$(1,633)	$(6,327)		$348

General and administrative
Stock-based compensation	$1,770	$-	$-	$-		$1,770
Mark-to-market of investments
in our deferred compensation plan	2,621	-	-	-		2,621	(2)
Operations	921	-	-	-		921
Increase in general
and administrative	$5,312	$-	$-	$-		$5,312

Increase in transaction related costs	$505	$-	$-	$-		$505

Total increase (decrease) in expenses	$929	$5,549	$3,028	$(12,152)		$4,504

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

(Loss) Income from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $1,483,000 for the six months ended June 30, 2019, compared to income of $2,459,000 for the six months ended June 30, 2018, a decrease in income of $3,942,000. This decrease resulted primarily from (i) $2,121,000 for our share of net loss from 111 Sutter Street, which was acquired in February 2019 (primarily related to depreciation and amortization expense), and (ii) $1,691,000 of lower income from 712 Fifth Avenue, resulting from lower cash distributions in the three months ended June 30, 2019 (since we only recognize earnings from 712 Fifth Avenue to the extent we receive cash distribution from the joint venture).

Income (Loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $65,000 for the six months ended June 30, 2019, compared to a loss of $80,000 for the six months ended June 30, 2018, as increase in income of $145,000.

Interest and Other Income, net

Interest and other income was $6,483,000 for the six months ended June 30, 2019, compared to $4,110,000 for the six months ended June 30, 2018, an increase of $2,373,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$2,621
Other, net	(248)
Total increase	$2,373

Interest and Debt Expense

Interest and debt expense was $74,137,000 for the six months ended June 30, 2019, compared to $72,891,000 for the six months ended June 30, 2018, an increase of $1,246,000. This increase resulted primarily from higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway.

Real Estate Impairment Loss

In the six months ended June 30, 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio. Accordingly, we recorded a $46,000,000 real estate impairment loss based on the excess of the carrying value over the estimated fair value.

Income Tax Expense

Income tax expense was $1,406,000 for the six months ended June 30, 2019, compared to $357,000 for the six months ended June 30, 2018, an increase of $1,049,000. The increase was primarily due to higher income on our taxable REIT subsidiaries.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $5,202,000 for the six months ended June 30, 2019, compared to $2,807,000 for the six months ended June 30, 2018, an increase of $2,395,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($899 in 2019, compared to a loss of $1,692 in 2018)	$2,591
Other, net	(196)
Total increase	$2,395

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $147,000 for the six months ended June 30, 2019, compared to $582,000 for the six months ended June 30, 2018, a decrease of $435,000.

Net Income (Loss) Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $661,000 for the six months ended June 30, 2019, compared to net loss attributable to noncontrolling interests in Operating Partnership of $3,550,000 for the six months ended June 30, 2018, an increase in income attributable to noncontrolling interests of $4,211,000. This increase resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the six months ended June 30, 2019.

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

As of June 30, 2019, we had $1.14 billion of liquidity comprised of $283,485,000 of cash and cash equivalents, $22,894,000 of restricted cash and $830,000,000 of borrowing capacity under our revolving credit facility. As of June 30, 2019, our outstanding consolidated debt aggregated $3.77 billion, including $170,000,000 outstanding under our revolving credit facility. None of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

On June 14, 2019, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the second quarter ending June 30, 2019, which was paid on July 15, 2019 to stockholders of record as of the close of business on June 28, 2019. This dividend policy, if continued, would require us to pay out approximately $26,000,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2019, our unconsolidated joint ventures had $1.03 billion of outstanding indebtedness, of which our share was $248,410,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During 2019, we repurchased 889,549 common shares for an aggregate price of $12,166,000, or a weighted average price of $13.68 per share, including 474,500 shares that were repurchased during the three months ended June 30, 2019. To date, we have repurchased 8,455,150 common shares for an aggregate price of $117,549,000, or a weighted average price of $13.92 per share and have $82,451,000 available for future repurchases under the program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2019, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $41,600,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $306,379,000 and $365,409,000 as of June 30, 2019 and December 31, 2018, respectively, and $266,285,000 and $250,425,000 as of June 30, 2018 and December 31, 2017, respectively. Cash and cash equivalents and restricted cash decreased by $59,030,000 for the six months ended June 30, 2019 and increased by $15,860,000 for the six months ended June 30, 2018. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$106,813	$106,511
Investing activities	(256,984)	(80,960)
Financing activities	91,141	(9,691)

Operating Activities

Six months ended June 30, 2019 – We generated $106,813,000 of cash from operating activities for the six months ended June 30, 2019, primarily from (i) $126,691,000 of net income (before $114,517,000 of noncash adjustments), (ii) $3,117,000 of distributions from unconsolidated joint ventures and real estate funds, (iii) $2,339,000 from the receipt of accrued interest on preferred equity investment, offset by (iv) $25,334,000 of net changes in operating assets and liabilities. Noncash adjustments of $114,517,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below market leases and amortization of stock-based compensation.

Six months ended June 30, 2018 – We generated $106,511,000 of cash from operating activities for the six months ended June 30, 2018, primarily from (i) $117,453,000 of net income (before $105,316,000 of noncash adjustments and a $46,000,000 of real estate impairment loss), (ii) $1,305,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $12,247,000 of net changes in operating assets and liabilities. Noncash adjustments of $105,316,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Investing Activities

Six months ended June 30, 2019 – We used $256,984,000 of cash for investing activities for the six months ended June 30, 2019, primarily due to (i) $170,000,000 for net amounts due from affiliates, (ii) $52,525,000 for investments in and contributions of capital to unconsolidated joint ventures, (iii) $50,766,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (iv) $20,000,000 for real estate acquisition deposit, partially offset by (v) $33,750,000 from the redemption of a preferred equity investment, (vi) $1,540,000 from the net sales of marketable securities (which are held in our deferred compensation plan), and (vii) $1,017,000 of net distributions from our unconsolidated real estate funds.

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

Financing Activities

Six months ended June 30, 2019 – We generated $91,141,000 of cash from financing activities for the six months ended June 30, 2019, primarily from (i) $170,000,000 of borrowings under the revolving credit facility and (ii) $14,966,000 of contributions from noncontrolling interests, partially offset by (iii) $51,851,000 for dividends and distributions paid to common stockholders and unitholders, (iv) $34,919,000 for distributions to noncontrolling interests, (v) $6,488,000 for the repurchases of common shares, (vi) $307,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and (vii) $260,000 for the payment of debt issuance costs.

Six months ended June 30, 2018 – We used $9,691,000 of cash for financing activities for the six months ended June 30, 2018, primarily due to (i) $51,837,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $6,351,000 for the payment of debt issuance costs and (iii) $4,118,000 for distributions to noncontrolling interests, partially offset by, (iv) $36,128,000 of contributions from noncontrolling interests, and (v) $16,700,000 of proceeds from notes and mortgages payable.

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

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$5,174	$9,196	$8,097	$2,056	$(14,175)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	62,625	39,926	19,545	2,348	806
General and administrative	17,695	-	-	-	17,695
Interest and debt expense	37,213	23,883	12,273	-	1,057
Income tax expense	268	-	13	-	255
NOI from unconsolidated joint ventures	4,185	2,886	1,213	-	86
Fee income	(4,213)	-	-	-	(4,213)
Interest and other income, net	(2,583)	-	(225)	-	(2,358)
Other, net	619	(768)	1,249	-	138
NOI	120,983	75,123	42,165	4,404	(709)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(17,839)	-	(17,839)	-	-
Consolidated real estate fund	(6)	-	-	-	(6)
Paramount's share of NOI	$103,138	$75,123	$24,326	$4,404	$(715)

NOI	$120,983	$75,123	$42,165	$4,404	$(709)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(10,857)	(9,225)	(1,690)	80	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,725)	480	(3,225)	20	-
Cash NOI	107,401	66,378	37,250	4,504	(731)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,583)	-	(15,583)	-	-
Consolidated real estate fund	(6)	-	-	-	(6)
Paramount's share of Cash NOI	$91,812	$66,378	$21,667	$4,504	$(737)

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(36,578)	$11,115	$7,998	$(41,841)	$(13,850)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	64,775	38,369	20,206	5,540	660
General and administrative	17,195	-	-	-	17,195
Interest and debt expense	36,809	23,266	12,273	-	1,270
Income tax (benefit) expense	(120)	-	5	-	(125)
NOI from unconsolidated joint ventures	4,569	4,493	-	-	76
Fee income	(5,409)	-	-	-	(5,409)
Interest and other income, net	(2,094)	-	(186)	-	(1,908)
Real estate impairment loss	46,000	-	-	46,000	-
Other, net	(2,214)	(2,506)	-	-	292
NOI	122,933	74,737	40,296	9,699	(1,799)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,674)	-	(16,674)	-	-
Consolidated real estate fund	(13)	-	-	-	(13)
Paramount's share of NOI	$106,246	$74,737	$23,622	$9,699	$(1,812)

NOI	$122,933	$74,737	$40,296	$9,699	$(1,799)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(16,853)	(11,497)	(5,536)	204	(24)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,141)	533	(4,124)	(550)	-
Cash NOI	101,939	63,773	30,636	9,353	(1,823)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,438)	-	(13,438)	-	-
Consolidated real estate fund	(13)	-	-	-	(13)
Paramount's share of Cash NOI	$88,488	$63,773	$17,198	$9,353	$(1,836)

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$12,174	$18,273	$16,134	$4,162	$(26,395)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	125,714	79,950	39,436	4,725	1,603
General and administrative	35,138	-	-	-	35,138
Interest and debt expense	74,137	47,626	24,439	-	2,072
Income tax expense	1,406	-	19	-	1,387
NOI from unconsolidated joint ventures	9,596	7,543	1,913	-	140
Fee income	(10,212)	-	-	-	(10,212)
Interest and other income, net	(6,483)	-	(359)	-	(6,124)
Other	2,336	(619)	2,121	-	834
NOI	243,806	152,773	83,703	8,887	(1,557)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(35,748)	-	(35,748)	-	-
Consolidated real estate fund	23	-	-	-	23
Paramount's share of NOI	$208,081	$152,773	$47,955	$8,887	$(1,534)

NOI	$243,806	$152,773	$83,703	$8,887	$(1,557)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(22,635)	(18,549)	(4,302)	171	45
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,945)	955	(6,940)	40	-
Cash NOI	215,226	135,179	72,461	9,098	(1,512)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(30,368)	-	(30,368)	-	-
Consolidated real estate fund	23	-	-	-	23
Paramount's share of Cash NOI	$184,881	$135,179	$42,093	$9,098	$(1,489)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(33,863)	$16,594	$12,907	$(37,749)	$(25,615)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	129,931	76,555	41,069	11,052	1,255
General and administrative	29,826	-	-	-	29,826
Interest and debt expense	72,891	46,012	24,440	-	2,439
Income tax expense	357	-	8	-	349
NOI from unconsolidated joint ventures	9,309	9,158	-	-	151
Fee income	(8,874)	-	-	-	(8,874)
Interest and other loss income, net	(4,110)	-	(345)	-	(3,765)
Real estate impairment loss	46,000	-	-	46,000	-
Other, net	(1,966)	(2,433)	-	-	467
NOI	239,501	145,886	78,079	19,303	(3,767)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(32,688)	-	(32,688)	-	-
Consolidated real estate fund	13	-	-	-	13
Paramount's share of NOI	$206,826	$145,886	$45,391	$19,303	$(3,754)

NOI	$239,501	$145,886	$78,079	$19,303	$(3,767)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(30,050)	(21,005)	(9,444)	362	37
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,398)	1,090	(8,391)	(1,097)	-
Cash NOI	201,053	125,971	60,244	18,568	(3,730)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,631)	-	(26,631)	-	-
Consolidated real estate fund	13	-	-	-	13
Paramount's share of Cash NOI	$174,435	$125,971	$33,613	$18,568	$(3,717)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months June 30, 2019 and 2018. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended June 30, 2019 (1)	$103,138	$75,123	$24,326	$4,404	$(715)
Acquisitions (2)	(1,213)	-	(1,213)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	-	-	-	-	-
Other, net	91	114	(23)	-	-
Paramount's share of Same Store NOI for
the three months ended June 30, 2019	$102,016	$75,237	$23,090	$4,404	$(715)

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended June 30, 2018 (1)	$106,246	$74,737	$23,622	$9,699	$(1,812)
Acquisitions	-	-	-	-	-
Dispositions (3)	(4,925)	-	-	(4,925)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(54)	(54)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store NOI for
the three months ended June 30, 2018	$101,441	$74,857	$23,622	$4,774	$(1,812)

Increase (decrease) in Same Store NOI	$575	$380	$(532)	$(370)	$1,097

% Increase (decrease)	0.6%	0.5%	(2.3%)	(7.8%)

(1)	See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2019 (1)	$91,812	$66,378	$21,667	$4,504	$(737)
Acquisitions (2)	(951)	-	(951)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	-	-	-	-	-
Other, net	91	114	(23)	-	-
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2019	$90,952	$66,492	$20,693	$4,504	$(737)

	For the Three Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended June 30, 2018 (1)	$88,488	$63,773	$17,198	$9,353	$(1,836)
Acquisitions	-	-	-	-	-
Dispositions (3)	(4,613)	-	-	(4,613)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(54)	(54)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store Cash NOI
for the three months ended June 30, 2018	$83,995	$63,893	$17,198	$4,740	$(1,836)

Increase (decrease) in Same Store Cash NOI	$6,957	$2,599	$3,495	$(236)	$1,099

% Increase (decrease)	8.3%	4.1%	20.3%	(5.0%)

(1)	See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of Cash NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

.

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the six months
ended June 30, 2019 (1)	$208,081	$152,773	$47,955	$8,887	$(1,534)
Acquisitions (2)	(1,913)	-	(1,913)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(2,346)	(2,346)	-	-	-
Other, net	276	299	(23)	-	-
Paramount's share of Same Store NOI for
the six months ended June 30, 2019	$204,098	$150,726	$46,019	$8,887	$(1,534)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the six months
ended June 30, 2018 (1)	$206,826	$145,886	$45,391	$19,303	$(3,754)
Acquisitions	-	-	-	-	-
Dispositions (3)	(9,824)	-	-	(9,824)	-
Lease termination income (including our share of unconsolidated joint ventures)	(244)	(244)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store NOI for
the six months ended June 30, 2018	$196,932	$145,816	$45,391	$9,479	$(3,754)

Increase (decrease) in Same Store NOI	$7,166	$4,910	$628	$(592)	$2,220

% Increase (decrease)	3.6%	3.4%	1.4%	(6.2%)

(1)	See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2019 (1)	$184,881	$135,179	$42,093	$9,098	$(1,489)
Acquisitions (2)	(1,511)	-	(1,511)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(2,346)	(2,346)	-	-	-
Other, net	276	299	(23)	-	-
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2019	$181,300	$133,132	$40,559	$9,098	$(1,489)

	For the Six Months Ended June 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the six
months ended June 30, 2018 (1)	$174,435	$125,971	$33,613	$18,568	$(3,717)
Acquisitions	-	-	-	-	-
Dispositions (3)	(9,205)	-	-	(9,205)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(244)	(244)	-	-	-
Other, net	174	174	-	-	-
Paramount's share of Same Store Cash NOI
for the six months ended June 30, 2018	$165,160	$125,901	$33,613	$9,363	$(3,717)

Increase (decrease) in Same Store Cash NOI	$16,140	$7,231	$6,946	$(265)	$2,228

% Increase (decrease)	9.8%	5.7%	20.7%	(2.8%)

(1)	See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$5,174	$(36,578)	$12,174	$(33,863)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	66,069	66,711	132,134	133,871
Real estate impairment loss	-	46,000	-	46,000
FFO	71,243	76,133	144,308	146,008
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(11,277)	(10,840)	(23,025)	(21,047)
Consolidated real estate fund	(53)	(152)	(147)	(582)
Operating Partnership	(5,705)	(6,206)	(11,703)	(11,791)
FFO attributable to common stockholders	$54,208	$58,935	$109,433	$112,588
Per diluted share	$0.23	$0.25	$0.47	$0.47

FFO	$71,243	$76,133	$144,308	$146,008
Non-core items:
Our share of distributions from 712 Fifth Avenue in
excess of earnings	(1,331)	(1,512)	(61)	(317)
Other, net	260	367	1,083	618
Core FFO	70,172	74,988	145,330	146,309
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(11,277)	(10,840)	(23,025)	(21,047)
Consolidated real estate fund	(53)	(152)	(147)	(582)
Operating Partnership	(5,603)	(6,097)	(11,806)	(11,818)
Core FFO attributable to common stockholders	$53,239	$57,899	$110,352	$112,862
Per diluted share	$0.23	$0.24	$0.47	$0.47

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	234,329,904	240,336,485	233,877,117	240,324,183
Effect of dilutive securities	25,960	17,229	31,119	20,525
Denominator for FFO and Core FFO per diluted share	234,355,864	240,353,714	233,908,236	240,344,708

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2019.

Property	Rate	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$1,000,000	$-	$-	$1,000,000	$1,012,883
1301 Avenue of the Americas	3.05%	-	-	500,000	-	-	-	500,000	500,361
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	515,404
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	1,018,717
300 Mission Street	3.65%	-	-	228,000	-	-	-	228,000	231,049
Total Fixed Rate Debt	3.66%	$-	$-	$728,000	$1,000,000	$-	$1,475,000	$3,203,000	$3,278,414

Variable Rate Debt:
1633 Broadway	4.19%	$-	$-	$-	$46,800	$-	$-	$46,800	$47,403
1301 Avenue of the Americas	4.30%	-	-	350,000	-	-	-	350,000	353,939
Revolving Credit Facility	3.67%	-	-	-	170,000	-	-	170,000	169,996
Total Variable Rate Debt	4.10%	$-	$-	$350,000	$216,800	$-	$-	$566,800	$571,338

Total Consolidated Debt	3.73%	$-	$-	$1,078,000	$1,216,800	$-	$1,475,000	$3,769,800	$3,849,752

(1)	All of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $1.03 billion of outstanding indebtedness as of June 30, 2019, of which our share was $248,410,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of June 30, 2019.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	June 30, 2019
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2015	Dec-2020	1.65%	$579
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$579

1633 Broadway (1)	$300,000	Dec-2015	Dec-2021	1.82%	$(1,302)
1633 Broadway (1)	300,000	Dec-2015	Dec-2022	1.95%	(3,419)
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	(3,418)
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$(8,139)

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive (loss) income” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of June 30, 2019			As of December 31, 2018
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$566,800	4.10%	$5,668	$396,800	4.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$3,115,458	3.68%	$5,668	$2,945,458	3.67%

Paramount's share of debt of non-consolidated entities
(non-recourse):
Variable rate	$96,526	4.67%	$965	$28,808	4.91%
Fixed rate	151,884	3.41%	-	152,071	3.41%
	$248,410	3.90%	$965	$180,879	3.65%

Noncontrolling interests' in the Operating Partnership share of above			$(632)
Total change in annual net income			$6,001
Per diluted share			$0.03

_____

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 57.

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

As of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2019, we issued an aggregate of 57,143 shares of common stock in exchange for 57,143 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. During 2019, we repurchased 889,549 common shares for an aggregate price of $12,166,000, or a weighted average price of $13.68 per share, including 474,500 shares that were purchased during the three months ended June 30, 2019. To date, we have repurchased 8,455,150 common shares for an aggregate price of $117,549,000, or a weighted average price of $13.92 per share and have $82,451,000 available for future repurchases under the program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended June 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
April 2019	91	(1)	$14.49	-	$94,617,000
May 2019	-		-	-	94,617,000
June 2019	475,003	(1)	13.67	474,500	88,129,000

_____________________________________

(1)

The 91 shares purchased in April 2019 and 503 shares of the 475,003 shares purchased in June 2019, represent shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Second Amended and Restated Bylaws of Paramount Group, Inc., effective as of April 5, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on April 9, 2019.
3.2	Second Articles of Amendment and Restatement of Paramount Group, Inc., effective May 17, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on May 20, 2019.
10.1†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, effective May 31, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 3, 2019.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
__________________________________
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: July 31, 2019	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)