Form 10-Q
period 2019-09-30
Paramount Group, Inc.
filed 2019-11-06
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

As of October 15, 2019, there were 227,433,050 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2019	December 31, 2018
Assets
Real estate, at cost:
Land	$2,018,805	$2,065,206
Buildings and improvements	5,984,703	6,036,445
	8,003,508	8,101,651
Accumulated depreciation and amortization	(764,151)	(644,639)
Real estate, net	7,239,357	7,457,012
Cash and cash equivalents	298,066	339,653
Restricted cash	25,372	25,756
Investments in unconsolidated joint ventures	231,983	78,863
Investments in unconsolidated real estate funds	11,582	10,352
Preferred equity investments	-	36,042
Accounts and other receivables, net of allowance of $593 in 2018	20,400	20,076
Deferred rent receivable	295,520	267,456
Deferred charges, net of accumulated amortization of $39,576 and $30,129	127,427	117,858
Intangible assets, net of accumulated amortization of $264,802 and $245,444	222,709	270,445
Other assets	107,334	132,465
Total assets (1)	$8,579,750	$8,755,978

Liabilities and Equity
Notes and mortgages payable, net of deferred financing costs of $26,266 and $32,883	$3,576,734	$3,566,917
Revolving credit facility	-	-
Accounts payable and accrued expenses	119,362	124,334
Dividends and distributions payable	25,307	25,902
Intangible liabilities, net of accumulated amortization of $98,829 and $89,200	78,836	95,991
Other liabilities	76,768	51,170
Total liabilities (1)	3,877,007	3,864,314
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 227,865,810 and 233,135,704 shares in 2019 and 2018, respectively	2,279	2,329
Additional paid-in-capital	4,134,389	4,201,756
Earnings less than distributions	(276,659)	(219,906)
Accumulated other comprehensive (loss) income	(9,219)	16,621
Paramount Group, Inc. equity	3,850,790	4,000,800
Noncontrolling interests in:
Consolidated joint ventures	363,211	394,995
Consolidated real estate fund	72,241	66,887
Operating Partnership (24,762,564 and 25,127,003 units outstanding)	416,501	428,982
Total equity	4,702,743	4,891,664
Total liabilities and equity	$8,579,750	$8,755,978

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.2% as of September 30, 2019. The assets and liabilities of the Operating Partnership, as of September 30, 2019, include $1,966,042 and $1,275,702 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 14, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Revenues:
Rental revenue	$188,079	$185,074	$551,835	$545,475
Fee and other income	10,238	7,522	26,857	22,811
Total revenues	198,317	192,596	578,692	568,286
Expenses:
Operating	71,648	69,811	207,601	206,435
Depreciation and amortization	63,058	64,610	188,772	194,541
General and administrative	16,319	14,452	51,457	44,278
Transaction related costs	786	450	1,704	863
Total expenses	151,811	149,323	449,534	446,117
Other income (expense):
(Loss) income from unconsolidated joint ventures	(1,332)	472	(2,815)	2,931
Income (loss) from unconsolidated real estate funds	206	(188)	271	(268)
Interest and other income, net	1,222	2,778	7,705	6,888
Interest and debt expense	(37,325)	(37,105)	(111,462)	(109,996)
Real estate impairment loss	-	-	-	(46,000)
Gain on sale of real estate	1,140	36,845	1,140	36,845
Net income before income taxes	10,417	46,075	23,997	12,569
Income tax benefit (expense)	583	(1,814)	(823)	(2,171)
Net income	11,000	44,261	23,174	10,398
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,051)	(2,713)	(8,253)	(5,520)
Consolidated real estate fund	(109)	(86)	(256)	(668)
Operating Partnership	(758)	(3,931)	(1,419)	(381)
Net income attributable to common stockholders	$7,082	$37,531	$13,246	$3,829

Income per Common Share - Basic:
Income per common share	$0.03	$0.16	$0.06	$0.02
Weighted average shares outstanding	231,197,838	240,447,921	232,974,210	240,365,882

Income per Common Share - Diluted:
Income per common share	$0.03	$0.16	$0.06	$0.02
Weighted average shares outstanding	231,229,939	240,489,138	233,004,917	240,391,184

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$11,000	$44,261	$23,174	$10,398
Other comprehensive (loss) income:
Change in value of interest rate swaps	(4,131)	3,392	(28,502)	23,738
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	41	(262)	(143)	(105)
Comprehensive income (loss)	6,910	47,391	(5,471)	34,031
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,051)	(2,713)	(8,253)	(5,520)
Consolidated real estate fund	(106)	(30)	(205)	(612)
Operating Partnership	(362)	(4,233)	1,335	(2,622)
Comprehensive income (loss) attributable to common stockholders	$3,391	$40,415	$(12,594)	$25,277

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389
Net income	-	-	-	7,082	-	3,051	109	758	11,000
Common shares issued upon redemption of common units	1	-	16	-	-	-	-	(16)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(7)	-	-	(7)	-	-	-	-	(7)
Repurchases of common shares	(6,252)	(62)	(82,455)	-	-	-	-	-	(82,517)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,795)	-	-	-	(2,512)	(25,307)
Contributions from noncontrolling interests	-	-	-	-	-	-	23	-	23
Distributions to noncontrolling interests	-	-	-	-	-	(5,118)	-	-	(5,118)
Change in value of interest rate swaps	-	-	-	-	(3,731)	-	-	(400)	(4,131)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	37	-	-	4	41
Amortization of equity awards	-	-	644	-	-	-	-	4,566	5,210
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Other	-	-	1,991	-	-	-	-	(1,991)	-
Balance as of September 30, 2019	227,866	$2,279	$4,134,389	$(276,659)	$(9,219)	$363,211	$72,241	$416,501	$4,702,743

Balance as of June 30, 2018	240,529	$2,403	$4,297,823	$(215,353)	$28,647	$403,686	$57,816	$430,726	$5,005,748
Net income	-	-	-	37,531	-	2,713	86	3,931	44,261
Common shares issued upon redemption of common units	176	2	2,990	-	-	-	-	(2,992)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(7)	-	-	-	-	-	-	-	-
Repurchases of common shares	(237)	(3)	(3,566)	-	-	-	-	-	(3,569)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(24,046)	-	-	-	(2,550)	(26,596)
Contributions from noncontrolling interests	-	-	-	-	-	-	8,253	-	8,253
Distributions to noncontrolling interests	-	-	-	-	-	(6,465)	-	-	(6,465)
Change in value of interest rate swaps	-	-	-	-	3,070	-	-	322	3,392
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(186)	-	(56)	(20)	(262)
Amortization of equity awards	-	-	736	-	-	-	-	3,915	4,651
Other	-	-	3,346	-	(1)	-	-	(3,346)	(1)
Balance as of September 30, 2018	240,461	$2,402	$4,301,329	$(201,868)	$31,530	$399,934	$66,099	$429,986	$5,029,412

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	13,246	-	8,253	256	1,419	23,174
Common shares issued upon redemption of common units	1,407	14	23,992	-	-	-	-	(24,006)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	49	3	-	(317)	-	-	-	-	(314)
Repurchases of common shares	(6,726)	(67)	(88,938)	-	-	-	-	-	(89,005)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(69,682)	-	-	-	(7,527)	(77,209)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,989	-	14,989
Distributions to noncontrolling interests	-	-	-	-	-	(40,037)	-	-	(40,037)
Change in value of interest rate swaps	-	-	-	-	(25,757)	-	-	(2,745)	(28,502)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(83)	-	(51)	(9)	(143)
Amortization of equity awards	-	-	1,984	-	-	-	-	15,982	17,966
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Other	-	-	(4,405)	-	-	-	-	4,405	-
Balance as of September 30, 2019	227,866	$2,279	$4,134,389	$(276,659)	$(9,219)	$363,211	$72,241	$416,501	$4,702,743

Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	3,829	-	5,520	668	381	10,398
Common shares issued upon redemption of common units	203	2	3,459	-	-	-	-	(3,461)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	68	-	-	(213)	-	-	-	-	(213)
Repurchases of common shares	(237)	(3)	(3,566)	-	-	-	-	-	(3,569)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(72,149)	-	-	-	(7,694)	(79,843)
Contributions from noncontrolling interests	-	-	-	-	-	-	44,381	-	44,381
Distributions to noncontrolling interests	-	-	-	-	-	(10,583)	-	-	(10,583)
Change in value of interest rate swaps	-	-	-	-	21,492	-	-	2,246	23,738
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(44)	-	(56)	(5)	(105)
Amortization of equity awards	-	-	2,206	-	-	-	-	14,003	16,209
Other	-	-	1,282	(171)	(1)	-	-	(1,281)	(171)
Balance as of September 30, 2018	240,461	$2,402	$4,301,329	$(201,868)	$31,530	$399,934	$66,099	$429,986	$5,029,412

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$23,174	$10,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,772	194,541
Straight-lining of rental revenue	(33,407)	(45,671)
Amortization of stock-based compensation expense	17,859	15,245
Amortization of above and below-market leases, net	(8,555)	(12,611)
Amortization of deferred financing costs	8,450	8,267
Receipt of accrued interest on preferred equity investment	2,339	-
Realized and unrealized gains on marketable securities	(2,395)	(802)
Distributions of earnings from unconsolidated joint ventures	2,852	4,910
Loss (income) from unconsolidated joint ventures	2,815	(2,931)
Distributions of earnings from unconsolidated real estate funds	1,288	232
(Income) loss from unconsolidated real estate funds	(271)	268
Real estate impairment loss	-	46,000
Gain on sale of real estate	(1,140)	(36,845)
Other non-cash adjustments	(153)	308
Changes in operating assets and liabilities:
Accounts and other receivables	(324)	877
Deferred charges	(16,620)	(20,637)
Other assets	25,963	(31,148)
Accounts payable and accrued expenses	(5,457)	700
Other liabilities	1,457	3,067
Net cash provided by operating activities	206,647	134,168

Cash Flows from Investing Activities:
Due from affiliates	(181,000)	-
Repayment of amounts due from affiliates	181,000	-
Proceeds from sale of real estate	150,307	349,013
Investments in and contributions of capital to unconsolidated joint ventures	(148,896)	(25,491)
Additions to real estate	(70,094)	(85,621)
Redemption of preferred equity investment	33,750	-
Real estate acquisition deposits	(25,000)	-
Sales of marketable securities	15,738	16,352
Purchases of marketable securities	(11,945)	(13,192)
Contributions of capital to unconsolidated real estate funds	(3,860)	(2,254)
Distributions of capital from unconsolidated real estate funds	1,613	-
Escrow deposits and loans receivable for Residential Development Fund	-	(15,680)
Net cash (used in) provided by investing activities	(58,387)	223,127

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$195,000	$-
Repayment of borrowings under revolving credit facility	(195,000)	-
Repurchases of common shares	(89,005)	(3,569)
Dividends paid to common stockholders	(70,243)	(70,944)
Distributions paid to common unitholders	(7,561)	(7,514)
Distributions to noncontrolling interests	(40,037)	(10,583)
Contributions from noncontrolling interests	14,989	44,381
Proceeds from notes and mortgages payable	3,200	16,700
Acquisition of noncontrolling interest in consolidated real estate fund	(1,000)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(314)	(213)
Debt issuance costs	(260)	(6,351)
Net cash used in financing activities	(190,231)	(38,093)

Net (decrease) increase in cash and cash equivalents and restricted cash	(41,971)	319,202
Cash and cash equivalents and restricted cash at beginning of period	365,409	250,425
Cash and cash equivalents and restricted cash at end of period	$323,438	$569,627

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$339,653	$219,381
Restricted cash at beginning of period	25,756	31,044
Cash and cash equivalents and restricted cash at beginning of period	$365,409	$250,425

Cash and cash equivalents at end of period	$298,066	$538,725
Restricted cash at end of period	25,372	30,902
Cash and cash equivalents and restricted cash at end of period	$323,438	$569,627

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$104,616	$101,989
Cash payments for income taxes, net of refunds	2,049	1,541

Non-Cash Transactions:

Change in value of interest rate swaps	$28,502	$(23,738)
Dividends and distributions declared but not yet paid	25,307	26,596
Common shares issued upon redemption of common units	24,006	3,461
Additions to real estate included in accounts payable and accrued expenses	13,342	32,790
Note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	8,771	-
Write-off of fully amortized and/or depreciated assets	5,292	3,141
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	-	7,086

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C. As of September 30, 2019, our portfolio consisted of 13 Class A office properties aggregating approximately 12.4 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.2% of, the Operating Partnership as of September 30, 2019.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results for the full year.

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

In August 2018, the FASB issued ASU 2018-13, an update to ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements in ASC Topic 820, by (i) removing certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, (ii) modifying existing disclosure requirements related to measurement uncertainty and (iii) adding new disclosure requirements related to changes in unrealized gains or losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We do not believe the adoption of ASU 2018-13 will have an impact on our consolidated financial statements.

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

Market Center

On August 16, 2019, we entered into an agreement to acquire Market Center, a two-building Class A office complex comprising 753,000 square feet, in San Francisco, California, for $722,000,000. The complex consists of 555 Market Street and 575 Market Street comprising 280,000 square feet and 473,000 square feet, respectively. In connection therewith, we made a $25,000,000 deposit, which is included in “other assets” on our consolidated balance sheet. The transaction, which is subject to customary closing conditions, is expected to close by the end of the fourth quarter of 2019. We intend to bring in a joint venture partner at the asset and plan to use the proceeds from the sale of Liberty Place (discussed below) to fund our share of the acquisition.

4.	Dispositions

Liberty Place

On September 26, 2019, we sold Liberty Place, a 172,000 square foot office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000, which is included in “gain on sale of real estate” on our consolidated statements of income for the three and nine months ended September 30, 2019. We intend to use the proceeds from the sale to fund our share of the acquisition of Market Center (discussed above).

2099 Pennsylvania Avenue

On August 9, 2018, we sold 2099 Pennsylvania Avenue, a 209,000 square foot office building in Washington, D.C. for $219,900,000. In connection therewith, we recognized a gain of $35,836,000, which is included in “gain on sale of real estate” on our consolidated statements of income for the three and nine months ended September 30, 2018.

425 Eye Street

On September 27, 2018, we sold 425 Eye Street, a 373,000 square foot office building in Washington, D.C. for $157,000,000. In connection therewith, we recognized a gain of $1,009,000, which is included in “gain on sale of real estate” on our consolidated statements of income for the three and nine months ended September 30, 2018.

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

Prior to 2019, our consolidated Residential Development Fund (“RDF”), in which we have a 7.4% interest, owned a 25.0% economic interest in One Steuart Lane, a residential condo development project (the “project”) in San Francisco, California. Accordingly, prior to 2019, our economic interest in the project was 1.85%. In March 2019 and again in September 2019, RDF acquired an additional 10.0% economic interest in the project, in two separate transactions, for an aggregate of $19,110,000. Subsequent to these transactions, RDF’s economic interest in the project increased to 35.0% and our economic interest (based on our 7.4% ownership) increased to 2.6%. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own, as “noncontrolling interests” in our consolidated financial statements.

On August 21, 2019, we acquired a 44.1% equity interest in a joint venture that owns 55 Second Street, a 384,000 square foot Class A office building in San Francisco, California. The transaction valued the property at $401,700,000. In connection with the acquisition, the joint venture assumed the existing $137,500,000 mortgage loan and upsized it by an additional $50,000,000. The $187,500,000 mortgage loan is interest-only at a fixed rate of 3.88% and matures in October 2026. We began accounting for our investment in 55 Second Street, under the equity method of accounting from the date of the acquisition.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2019	December 31, 2018
712 Fifth Avenue (1)	50.0%	$-	$-
111 Sutter Street	49.0%	42,625	-
55 Second Street (2)	44.1%	95,874	-
60 Wall Street (2)	5.0%	20,425	22,353
One Steuart Lane (2)	35.0% (3)	69,545	52,923	(4)
Oder-Center, Germany (2)	9.5%	3,514	3,587
Investments in unconsolidated joint ventures		$231,983	$78,863

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Our Share of Net (Loss) Income:	2019		2018	2019		2018
712 Fifth Avenue (1)	$373		$558	$1,290		$3,166
111 Sutter Street	(1,266)		-	(3,387)	(5)	-
55 Second Street (2)	(336)	(5)	-	(336)	(5)	-
60 Wall Street (2)	(138)		(116)	(436)		(291)
One Steuart Lane (2)	1		-	(6)		(18)
Oder-Center, Germany (2)	34		30	60		74
(Loss) income from unconsolidated joint ventures	$(1,332)		$472	$(2,815)		$2,931

(1)

As of September 30, 2019, our basis in the partnership that owns 712 Fifth Avenue, was negative $18,647 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of September 30, 2019, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $499, $2,728, $969 and $4,786, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “(loss) income from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents RDF’s economic interest in One Steuart Lane.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.
(5)	Represents our share of earnings from the date of acquisition through September 30, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of 712 Fifth Avenue, 111 Sutter Street, 55 Second Street and 60 Wall Street as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2019	December 31, 2018
Real estate, net	$1,645,769	$1,055,240
Intangible assets, net	121,687	97,658
Other assets	95,341	84,864
Total assets	$1,862,797	$1,237,762

Notes and mortgages payable, net	$1,192,646	$866,079
Intangible liabilities, net	25,610	-
Other liabilities	24,580	15,177
Total liabilities	1,242,836	881,256
Equity	619,961	356,506
Total liabilities and equity	$1,862,797	$1,237,762

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statements:	2019	2018	2019	2018
Revenues:
Rental revenue	$39,359	$34,088	$111,981	$102,666
Fee and other income	267	125	617	371
Total revenues	39,626	34,213	112,598	103,037
Expenses:
Operating expenses	17,065	13,090	46,060	38,873
Depreciation and amortization	17,156	11,898	46,166	35,888
Total expenses	34,221	24,988	92,226	74,761
Other income (expense):
Interest and other income, net	179	192	478	559
Interest and debt expense	(12,673)	(9,820)	(36,046)	(28,209)
Net (loss) income before income taxes	(7,089)	(403)	(15,196)	626
Income tax benefit	2	-	2	-
Net (loss) income	$(7,087)	$(403)	$(15,194)	$626

6.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”), our Property Funds. On January 25, 2019, Fund VII and Fund VII-H sold their only remaining asset, 0 Bond Street, a 65,000 square foot creative office building in the NoHo submarket of Manhattan, for $130,500,000.

We also manage Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. As of September 30, 2019, Fund VIII has invested $615,897,000 of the $775,200,000 of capital committed and Fund X, which completed its initial closing in December 2018 with $172,000,000 of capital commitments, has invested $40,000,000. As of September 30, 2019, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 8.7%, respectively.

At September 30, 2019 and December 31, 2018, our investments in the above mentioned unconsolidated real estate funds aggregated $11,582,000 and $10,352,000, respectively, and we recognized income of $206,000 and $271,000 for the three and nine months ended September 30, 2019, respectively, and losses of $188,000 and $268,000, for the three and nine months ended September 30, 2018, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Preferred Equity Investments

We owned a 24.4% interest in PGRESS Equity Holdings LP (“PGRESS”), an entity that owned a preferred equity investment in a partnership that owned 470 Vanderbilt, a 686,000 square foot office building in Brooklyn, New York. The preferred equity had a dividend rate of 10.3%, of which 8.0% was paid in cash through February 2016 and the unpaid portion accreted to the balance of the investment. Subsequent to February 2016, the entire 10.3% dividend was paid in cash. On March 1, 2019, the partnership that owned 470 Vanderbilt redeemed the preferred equity investment for $36,089,000 consisting of the investment balance and accrued interest.

8.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Intangible assets:
Gross amount	$487,511	$515,889
Accumulated amortization	(264,802)	(245,444)
	$222,709	$270,445
Intangible liabilities:
Gross amount	$177,665	$185,191
Accumulated amortization	(98,829)	(89,200)
	$78,836	$95,991

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Amortization of above and below-market leases, net (component of "rental revenue")	$2,552	$3,887	$8,555	$12,611
Amortization of acquired in-place leases (component of "depreciation and amortization")	11,917	14,865	37,580	44,879

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2020.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2020	$6,224	$37,848
2021	3,549	27,879
2022	1,079	23,381
2023	4,588	18,714
2024	5,633	14,470

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Debt

The following table summarizes our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2019	September 30, 2019		December 31, 2018
Notes and mortgages payable:
1633 Broadway
	Dec-2022	Fixed (1)	3.54%	$1,000,000		$1,000,000
	Dec-2022	L + 175 bps	3.85%	50,000	(2)	46,800	(2)
			3.55%	1,050,000		1,046,800

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000		975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000		500,000
	Nov-2021	L + 180 bps	3.93%	350,000		350,000
			3.41%	850,000		850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000		500,000

300 Mission Street (3)	Oct-2021	Fixed	3.65%	228,000		228,000

Total notes and mortgages payable			3.69%	3,603,000		3,599,800
Less: deferred financing costs				(26,266)		(32,883)
Total notes and mortgages payable, net				$3,576,734		$3,566,917

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	n/a	$-		$-

(1)	Represents loans with variable interest rates that have been fixed by interest rate swaps. See Note 10, Derivative Instruments and Hedging Activities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We have interest rate swaps with an aggregate notional amount of $1.0 billion that are designated as cash flow hedges. We also have entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recognized in “other comprehensive (loss) income” (outside of earnings). We recognized other comprehensive loss of $4,131,000 and $28,502,000 for the three and nine months ended September 30, 2019, respectively, and other comprehensive income of $3,392,000 and $23,738,000 for the three and nine months ended September 30, 2018, respectively, from the changes in fair value of these interest rate swaps. See Note 12, Accumulated Other Comprehensive (Loss) Income. During the next twelve months, we estimate that $1,422,000 of the amounts recognized in accumulated other comprehensive (loss) income will be reclassified as an increase to interest expense.

The following table summarizes the fair value of our interest rate swaps that are designated as cash flow hedges.

	Fair Value as of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Interest rate swap assets designated as cash flow hedges (included in "other assets")	$-	$16,859

Interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")	$11,691	$48

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to either post collateral up to the fair value of our derivative obligations or settle the obligations for cash. As of September 30, 2019, the fair value of the derivative obligations with such provisions aggregated $8,473,000.

11.	Equity

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

Of the 7,158,804 common shares repurchased in 2019, 6,726,203 common shares were repurchased as of September 30, 2019 at a weighted average price of $13.23 per share, or $89,005,000 in the aggregate. The remaining 432,601 common shares were repurchased in October 2019, at a weighted average price of $12.97 per share, or $5,612,000 in the aggregate.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2019 and 2018, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2019	2018	2019	2018
Amount of (loss) income related to the effective portion of cash flow hedges recognized in other comprehensive (loss) income	$(2,958)	$4,161	$(23,804)	$24,363
Amounts reclassified from accumulated other comprehensive (loss) income (decreasing) increasing interest and debt expense	(1,173)	(769)	(4,698)	(625)
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive (loss) income (1)	41	(262)	(143)	(105)

(1)	No amounts were reclassified from accumulated other comprehensive (loss) income during any of the periods set forth above.

13.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 300 Mission Street and PGRESS Equity Holdings LP. As of September 30, 2019 and December 31, 2018, noncontrolling interests in our consolidated joint ventures aggregated $363,211,000 and $394,995,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of September 30, 2019 and December 31, 2018, the noncontrolling interest in our consolidated real estate fund aggregated $72,241,000 and $66,887,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2019 and December 31, 2018, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $416,501,000 and $428,982,000, respectively, and a redemption value of $330,580,000 and $315,595,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.2% of, the Operating Partnership as of September 30, 2019. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2019 and December 31, 2018, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Real estate, net	$1,685,697	$1,699,618
Cash and restricted cash	71,581	63,450
Investments in unconsolidated joint ventures	69,544	52,923
Preferred equity investments	-	36,042
Accounts and other receivables, net	4,642	2,107
Deferred rent receivable	55,888	51,926
Deferred charges, net	23,461	14,160
Intangible assets, net	33,511	45,818
Other assets	21,718	16,635
Total VIE assets	$1,966,042	$1,982,679

Notes and mortgages payable, net	$1,198,421	$1,197,644
Accounts payable and accrued expenses	41,784	24,183
Intangible liabilities, net	22,474	31,582
Other liabilities	13,023	5
Total VIE liabilities	$1,275,702	$1,253,414

Unconsolidated VIEs

As of September 30, 2019, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Investments	$11,582	$10,352
Asset management fees and other receivables	549	722
Maximum risk of loss	$12,131	$11,074

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The following table summarizes the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,263	$21,263	$-	$-
Total assets	$21,263	$21,263	$-	$-

Interest rate swap liabilities (included in "other liabilities")	$11,691	$-	$11,691	$-
Total liabilities	$11,691	$-	$11,691	$-

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$22,660	$22,660	$-	$-
Interest rate swap assets (included in "other assets")	16,859	-	16,859	-
Total assets	$39,519	$22,660	$16,859	$-

Interest rate swap liabilities (included in "other liabilities")	$48	$-	$48	$-
Total liabilities	$48	$-	$48	$-

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments (1)	$-	$-	$36,042	$36,339
Total assets	$-	$-	$36,042	$36,339

Notes and mortgages payable	$3,603,000	$3,671,118	$3,599,800	$3,617,961
Revolving credit facility	-	-	-	-
Total liabilities	$3,603,000	$3,671,118	$3,599,800	$3,617,961

______________

(1)	On March 1, 2019, the preferred equity investment was redeemed. See Note 7, Preferred Equity Investments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Revenues

Our revenues consist of rental revenues and revenues from contracts with customers. The following table sets forth the details of our revenues.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Amounts in thousands)	2019		2018	2019		2018
Rental revenue	$188,079	(1)	$185,074	$551,835	(1)	$545,475
Fee and other income:
Fee income:
Property management	1,692		1,476	4,933		4,468
Asset management	2,665		2,222	7,273		5,655
Acquisition, disposition and leasing	2,104		-	3,435		1,750
Other	698		381	1,730		1,080
Total fee income	7,159		4,079	17,371		12,953
Other income (2)	3,079		3,443	9,486		9,858
Total fee and other income	10,238		7,522	26,857		22,811
Total revenues	$198,317		$192,596	$578,692		$568,286

(1)	Includes $20,295 and $52,982 for the three and nine months ended September 30, 2019, respectively, of variable rental revenue, primarily related to tenant reimbursements.
(2)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

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

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of September 30, 2019, for the three month period from October 1, 2019 through December 31, 2019 and each of the five succeeding years commencing January 1, 2020.

(Amounts in thousands)
2019	$151,552
2020	621,135
2021	615,208
2022	590,421
2023	562,482
2024	530,413
Thereafter	2,700,941
Total	$5,772,152

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

Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Fee income is reported in a non-operating segment, and therefore is shown as a reconciling item to net income in Note 23, Segments.

17.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest income, net	$1,072	$858	$4,190	$2,862
Mark-to-market of investments in our deferred compensation plans (1)	150	990	3,061	1,280
Preferred equity investment income (2)	-	930	454	2,746
Total interest and other income, net	$1,222	$2,778	$7,705	$6,888

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share is $227 for the three months ended September 30, 2018 and $111 and $669 for the nine months ended September 30, 2019 and 2018, respectively. On March 1, 2019, our only remaining preferred equity investment was redeemed. See Note 7, Preferred Equity Investments.

18.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest expense	$34,501	$34,353	$103,012	$101,729
Amortization of deferred financing costs	2,824	2,752	8,450	8,267
Total interest and debt expense	$37,325	$37,105	$111,462	$109,996

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of September 30, 2019, we have 8,338,280 shares available for future grants under the 2014 Equity Incentive Plan (the “Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $5,174,000 and $4,330,000 for the three months ended September 30, 2019 and 2018, respectively, and $17,859,000 and $15,245,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

2015 Performance-Based Awards Program (“2015 Performance Program”)

On March 18, 2019, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 17, 2019. Accordingly, all of the 1,109,358 outstanding LTIP units that were granted on March 18, 2016, were forfeited, with no awards being earned. This award had a grant date fair value of $10,914,000 and a remaining unrecognized compensation cost of $589,000 as of September 30, 2019, which will be amortized over a weighted-average period of 0.5 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Earnings Per Share

The following table summarizes our net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to common stockholders	$7,082	$37,531	$13,246	$3,829
Earnings allocated to unvested participating securities	(17)	(27)	(54)	(63)
Numerator for income per common share - basic and diluted	$7,065	$37,504	$13,192	$3,766
Denominator:
Denominator for basic income per common share - weighted average shares	231,198	240,448	232,974	240,366
Effect of dilutive stock-based compensation plans (1)	32	41	31	25
Denominator for diluted income per common share - weighted average shares	231,230	240,489	233,005	240,391

Income per common share - basic and diluted	$0.03	$0.16	$0.06	$0.02

(1)

The effect of dilutive securities excludes 26,936  and 27,322 weighted average share equivalents for the three months ended September 30, 2019 and 2018, respectively, and 27,112 and 26,452 weighted average share equivalents for the nine months ended September 30, 2019 and 2018, respectively, as their effect was anti-dilutive.

21.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $212,000 and $200,000 for the three months ended September 30, 2019 and 2018, respectively, and $632,000 and $624,000 for the nine months ended September 30, 2019 and 2018, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2018, we were owed $51,000 under these agreements, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheet. There were no amounts owed to us under these agreements as of September 30, 2019.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $4,880,000 and $3,235,000 for the three months ended September 30, 2019 and 2018, respectively, and $12,938,000 and $10,329,000 for the nine months ended September 30, 2019 and 2018, respectively, in connection with these agreements. As of September 30, 2019 and December 31, 2018, amounts owed to us under these agreements aggregated $2,573,000 and $1,836,000, respectively, which are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expense of $72,000 and $69,000 for the three months ended September 30, 2019 and 2018, respectively, and $758,000 and $129,000 for the nine months ended September 30, 2019 and 2018, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of September 30, 2019 and December 31, 2018, we owed $72,000 and $40,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. During the three months ended September 30, 2019 and 2018, we recognized $90,000 and $92,000, respectively, and during the nine months ended September 30, 2019 and 2018, we recognized $271,000 and $273,000, respectively, for our share of rental income pursuant to this lease.

Other

Kramer Design Services (“Kramer Design”) has entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three and nine months ended September 30, 2019, we recognized expense of $183,000 and $286,000 for our share of the fees incurred in connection with these agreements.

On August 21, 2019, we acquired a 44.1% equity interest in a joint venture that owns 55 Second Street, a 384,000 square foot Class A office building in San Francisco, California. The transaction valued the property at $401,700,000 and included $187,500,000 of mortgage debt. In connection with the acquisition, Imperial Associates, LP, an entity owned by the members of the Otto family, purchased a 2.3% equity interest for $5,000,000.

22.	Commitments and Contingencies

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2019, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $42,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

23.	Segments

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$191,158	$122,365	$61,999	$7,064	$(270)
Property-related operating expenses	(71,648)	(49,825)	(18,068)	(2,802)	(953)
NOI from unconsolidated joint ventures	4,973	2,776	2,106	-	91
NOI (1)	$124,483	$75,316	$46,037	$4,262	$(1,132)

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$188,517	$118,539	$57,568	$12,685	$(275)
Property-related operating expenses	(69,811)	(48,257)	(15,206)	(4,782)	(1,566)
NOI from unconsolidated joint ventures	4,448	4,356	-	-	92
NOI (1)	$123,154	$74,638	$42,362	$7,903	$(1,749)

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$561,321	$362,202	$177,614	$21,707	$(202)
Property-related operating expenses	(207,601)	(144,432)	(51,893)	(8,558)	(2,718)
NOI from unconsolidated joint ventures	14,569	10,319	4,019	-	231
NOI (1)	$368,289	$228,089	$129,740	$13,149	$(2,689)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$555,333	$347,720	$164,811	$43,569	$(767)
Property-related operating expenses	(206,435)	(140,710)	(44,370)	(16,363)	(4,992)
NOI from unconsolidated joint ventures	13,757	13,514	-	-	243
NOI (1)	$362,655	$220,524	$120,441	$27,206	$(5,516)

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

(2)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
NOI	$124,483	$123,154	$368,289	$362,655
Add (subtract) adjustments to arrive to net income:
Fee income	7,159	4,079	17,371	12,953
Depreciation and amortization expense	(63,058)	(64,610)	(188,772)	(194,541)
General and administrative expenses	(16,319)	(14,452)	(51,457)	(44,278)
NOI from unconsolidated joint ventures	(4,973)	(4,448)	(14,569)	(13,757)
Interest and other income, net	1,222	2,778	7,705	6,888
Interest and debt expense	(37,325)	(37,105)	(111,462)	(109,996)
Real estate impairment loss	-	-	-	(46,000)
Gain on sale of real estate	1,140	36,845	1,140	36,845
Other, net	(1,912)	(166)	(4,248)	1,800
Net income before income taxes	10,417	46,075	23,997	12,569
Income tax benefit (expense)	583	(1,814)	(823)	(2,171)
Net income	11,000	44,261	23,174	10,398
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,051)	(2,713)	(8,253)	(5,520)
Consolidated real estate fund	(109)	(86)	(256)	(668)
Operating Partnership	(758)	(3,931)	(1,419)	(381)
Net income attributable to common stockholders	$7,082	$37,531	$13,246	$3,829

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Washington, D.C.	Other
September 30, 2019	$8,579,750	$5,473,479	$2,534,510	$150,001	$421,760
December 31, 2018	8,755,978	5,583,022	2,388,094	305,980	478,882

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco, and Washington, D.C. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.2%, of the Operating Partnership as of September 30, 2019.

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

On August 16, 2019, we entered into an agreement to acquire Market Center, a two-building Class A office complex comprising 753,000 square feet, in San Francisco, California, for $722,000,000. The complex consists of 555 Market Street and 575 Market Street comprising 280,000 square feet and 473,000 square feet, respectively. The transaction, which is subject to customary closing conditions, is expected to close by the end of the fourth quarter of 2019. We intend to bring in a joint venture at the asset and plan to use the proceeds from the sale of Liberty Place (discussed below) to fund our share of the acquisition.

On August 21, 2019, we acquired a 44.1% equity interest in a joint venture that owns 55 Second Street, a 384,000 square foot Class A office building in San Francisco, California. The transaction valued the property at $401,700,000. In connection with the acquisition, the joint venture assumed the existing $137,500,000 mortgage loan and upsized it by an additional $50,000,000. The $187,500,000 mortgage loan is interest-only at a fixed rate of 3.88% and matures in October 2026.

Dispositions

On September 26, 2019, we sold Liberty Place, a 172,000 square foot office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000. We intend to use the proceeds from the sale to fund our share of the acquisition of Market Center (discussed above).

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

Of the 7,158,804 common shares repurchased in 2019, 6,726,203 common shares were repurchased as of September 30, 2019 at a weighted average price of $13.23 per share, or $89,005,000 in the aggregate. The remaining 432,601 common shares were repurchased in October 2019, at a weighted average price of $12.97 per share, or $5,612,000 in the aggregate.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended September 30, 2019

In the three months ended September 30, 2019, we leased 209,016 square feet, of which our share was 160,022 square feet that was leased at a weighted average initial rent of $83.16 per square foot. This leasing activity, offset by lease expirations in the three months, and including the occupancy impact of the acquired and sold properties discussed below, decreased leased occupancy by 20 basis points to 96.5% at September 30, 2019 from 96.7% at June 30, 2019. Same store leased occupancy (properties owned by us during both reporting periods), which excludes the occupancy impact from the acquisition of 55 Second Street and the disposition of Liberty Place, decreased by 10 basis points to 96.5% at September 30, 2019 from 96.6% at June 30, 2019. Of the 209,016 square feet leased in the three months, 93,003 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 11.1% on a cash basis and 13.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 7.1 years and weighted average tenant improvements and leasing commissions on these leases were $10.08 per square foot per annum, or 12.1% of initial rent.

New York:

In the three months ended September 30, 2019, we leased 115,052 square feet in our New York portfolio, of which our share was 111,884 square feet that was leased at a weighted average initial rent of $73.29 per square foot. This leasing activity, offset by the lease expirations in the three months, decreased our leased occupancy and same store leased occupancy by 50 basis points to 96.1% at September 30, 2019 from 96.6% at June 30, 2019. Of the 115,052 square feet leased in the three months, 64,497 square feet represented our share of second generation space for which rental rate increased by 2.5% on a cash basis and decreased by 2.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 6.1 years and weighted average tenant improvements and leasing commissions on these leases were $9.31 per square foot per annum, or 12.7% of initial rent.

San Francisco:

In the three months ended September 30, 2019, we leased 89,854 square feet in our San Francisco portfolio, of which our share was 44,028 square feet that was leased at a weighted average initial rent of $102.17 per square foot. This leasing activity, partially offset by lease expirations in the three months, and including the occupancy impact of the acquisition of 55 Second Street, increased our leased occupancy by 90 basis points to 98.2% at September 30, 2019 from 97.3% at June 30, 2019. Same store leased occupancy, which excludes the occupancy impact from the acquisition of 55 Second Street, increased by 130 basis points to 98.6% at September 30, 2019 from 97.3% at June 30, 2019. Of the 89,854 square feet leased in the three months, 24,396 square feet represented our share of second generation space for which we achieved rental rate increases of 29.9% on a cash basis and 47.7% on GAAP basis. The weighted average lease term for leases signed during the three months was 9.4 years and weighted average tenant improvements and leasing commissions on these leases were $11.05 per square foot per annum, or 10.8% of initial rent.

Washington, D.C.:

In the three months ended September 30, 2019, we leased 4,110 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $91.11 per square foot. This leasing activity, partially offset by lease expirations in the three months, and including the occupancy impact of the sale of Liberty Place, decreased leased occupancy by 370 basis points to 90.4% at September 30, 2019 from 94.1% at June 30, 2019. Same store leased occupancy, which excludes the occupancy impact from the sale of Liberty Place, remained at 90.4% leased at September 30, 2019, in-line with leased occupancy at June 30, 2019. All of the square feet leased in the three months represented second generation space for which we achieved rental rate increases of 1.0% on a cash basis and 4.9% on GAAP basis. The weighted average lease term for leases signed during the three months was 3.3 years and weighted average tenant improvements and leasing commissions on these leases were $11.04 per square foot per annum, or 12.1% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2019	Total	New York	San Francisco	Washington, D.C.
Total square feet leased	209,016	115,052	89,854	4,110
Pro rata share of total square feet leased:	160,022	111,884	44,028	4,110
Initial rent (1)	$83.16	$73.29	$102.17	$91.11
Weighted average lease term (in years)	7.1	6.1	9.4	3.3

Tenant improvements and leasing commissions:
Per square foot	$71.58	$56.98	$104.06	$36.81
Per square foot per annum	$10.08	$9.31	$11.05	$11.04
Percentage of initial rent	12.1%	12.7%	10.8%	12.1%

Rent concessions:
Average free rent period (in months)	5.1	5.9	3.5	4.0
Average free rent period per annum (in months)	0.7	1.0	0.4	1.2

Second generation space: (2)
Square feet	93,003	64,497	24,396	4,110
Cash basis:
Initial rent (1)	$81.48	$68.29	$114.70	$91.11
Prior escalated rent (3)	$73.33	$66.60	$88.27	$90.19
Percentage increase	11.1%	2.5%	29.9%	1.0%
GAAP basis:
Straight-line rent	$81.73	$63.31	$129.53	$87.07
Prior straight-line rent	$71.82	$65.11	$87.69	$82.98
Percentage increase (decrease)	13.8%	(2.8%)	47.7%	4.9%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Leasing Results - Nine Months Ended September 30, 2019

In the nine months ended September 30, 2019, we leased 1,258,775 square feet, of which our share was 905,210 square feet that was leased at a weighted average initial rent of $90.65 per square foot. This leasing activity, partially offset by lease expirations in the nine months, and including the occupancy impact of the acquired and sold properties discussed below, increased leased occupancy by 10 basis points to 96.5% at September 30, 2019 from 96.4% at December 31, 2018. Same store leased occupancy (properties owned by us during both reporting periods), which excludes the occupancy impact from the acquisition of 111 Sutter Street and 55 Second Street and the disposition of Liberty Place, increased by 30 basis points to 96.7% at September 30, 2019 from 96.4% at December 31, 2018. Of the 1,258,775 square feet leased in the nine months, 761,257 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 17.6% on a cash basis and 18.4% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 9.1 years and weighted average tenant improvements and leasing commissions on these leases were $10.50 per square foot per annum, or 11.6% of initial rent.

New York:

In the nine months ended September 30, 2019, we leased 416,760 square feet in our New York portfolio, of which our share was 390,105 square feet that was leased at a weighted average initial rent of $83.81 per square foot. This leasing activity, partially offset by lease expirations during the nine months, increased our leased occupancy and same store leased occupancy by 10 basis points to 96.1% at September 30, 2019 from 96.0% at December 31, 2018. Of the 416,760 square feet leased in the nine months, 271,547 square feet represented our share of second generation space for which rental rates decreased by 0.2% on a cash basis and 2.6% on a GAAP basis. The decrease was primarily due to a prior tenant’s lease, which was previously extended on a short-term basis for which we had achieved above-market rents during the short-term extension period. The weighted average lease term for leases signed during the nine months was 9.1 years and weighted average tenant improvements and leasing commissions on these leases were $10.15 per square foot per annum, or 12.1% of initial rent.

San Francisco:

In the nine months ended September 30, 2019, we leased 824,570 square feet in our San Francisco portfolio, of which our share was 497,660 square feet that was leased at a weighted average initial rent of $95.63 per square foot. This leasing activity, offset by lease expirations in the nine months, and including the occupancy impact of the acquisition of 111 Sutter Street and 55 Second Street, increased our leased occupancy by 20 basis points to 98.2% at September 30, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes the occupancy impact from the acquisition of 111 Sutter Street and 55 Second Street, increased by 180 basis points to 99.8% at September 30, 2019 from 98.0% at December 31, 2018. Of the 824,570 square feet leased in the nine months, 474,907 square feet represented our share of second generation space for which we achieved rental rate increases of 29.2% on a cash basis and 30.5% on GAAP basis. The weighted average lease term for leases signed during the nine months was 9.2 years and weighted average tenant improvements and leasing commissions on these leases were $10.81 per square foot per annum, or 11.3% of initial rent.

Washington, D.C.:

In the nine months ended September 30, 2019, we leased 17,445 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $88.97 per square foot. This leasing activity, offset by lease expirations in the nine months, and including the occupancy impact of the sale of Liberty Place, decreased leased occupancy by 760 basis points to 90.4% at September 30, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes the occupancy impact from the sale of Liberty Place, decreased by 960 basis points to 90.4% from 100.0% at December 31, 2018. Of the 17,445 square feet leased in the nine months, 14,803 represented our share of second generation space for which we achieved rental rate increases of 3.5% on a cash basis and 7.5% on GAAP basis. The weighted average lease term for leases signed during the nine months was 6.9 years and weighted average tenant improvements and leasing commissions on these leases were $7.91 per square foot per annum, or 8.9% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2019	Total	New York	San Francisco	Washington, D.C.
Total square feet leased	1,258,775	416,760	824,570	17,445
Pro rata share of total square feet leased:	905,210	390,105	497,660	17,445
Initial rent (1)	$90.65	$83.81	$95.63	$88.97
Weighted average lease term (in years)	9.1	9.1	9.2	6.9

Tenant improvements and leasing commissions:
Per square foot	$95.81	$92.11	$99.92	$54.59
Per square foot per annum	$10.50	$10.15	$10.81	$7.91
Percentage of initial rent	11.6%	12.1%	11.3%	8.9%

Rent concessions:
Average free rent period (in months)	5.8	8.9	3.4	7.1
Average free rent period per annum (in months)	0.6	1.0	0.4	1.0

Second generation space: (2)
Square feet	761,257	271,547	474,907	14,803
Cash basis:
Initial rent (1)	$91.43	$83.29	$96.01	$89.22
Prior escalated rent (3)	$77.74	$83.45	$74.31	$86.24
Percentage increase (decrease)	17.6%	(0.2%)	29.2%	3.5%
GAAP basis:
Straight-line rent	$95.47	$78.90	$104.88	$88.19
Prior straight-line rent	$80.60	$80.99	$80.34	$82.07
Percentage increase (decrease)	18.4%	(2.6%)	30.5%	7.5%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended September 30, 2019 and 2018

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $7,082,000, or $0.03 per diluted share, for the three months ended September 30, 2019, compared to $37,531,000, or $0.16 per diluted share, for the three months ended September 30, 2018. Net income attributable to common stockholders for the three months ended September 30, 2019 included $1,030,000, or $0.00 per diluted share, of gain on sale of real estate and net income attributable to common stockholders for the three months ended September 30, 2018 included $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes.

Funds from Operations (“FFO”) attributable to common stockholders was $58,776,000, or $0.25 per diluted share, for the three months ended September 30, 2019, compared to $55,606,000, or $0.23 per diluted share, for the three months ended September 30, 2018. FFO attributable to common stockholders for the three months ended September 30, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 60. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended September 30, 2019 by $236,000, or $0.00 per diluted share, and decreased FFO attributable to common stockholders for the three months ended September 30, 2018 by $2,142,000, or $0.01 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 60, was $58,540,000, or $0.25 per diluted share, for the three months ended September 30, 2019, compared to $57,748,000, or $0.24 per diluted share, for the three months ended September 30, 2018.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2019 versus September 30, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	1.8%	1.1%	3.5%	(9.2%)
Same Store Cash NOI	4.2%	2.1%	11.4%	(9.7%)

See pages 52-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2019 and 2018

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $13,246,000, or $0.06 per diluted share, for the nine months ended September 30, 2019, compared to $3,829,000, or $0.02 per diluted share, for the nine months ended September 30, 2018. Net income attributable to common stockholders for the nine months ended September 30, 2019 included $1,030,000, or $0.00 per diluted share, of gain on sale of real estate and net income attributable to common stockholders for the nine months ended September 30, 2018, included $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes, and a $41,618,000, or $0.17 per diluted share, real estate impairment loss.

FFO attributable to common stockholders was $168,209,000, or $0.72 per diluted share, for the nine months ended September 30, 2019, compared to $168,194,000, or $0.70 per diluted share, for the nine months ended September 30, 2018. FFO attributable to common stockholders for the nine months ended September 30, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 60. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2019 and 2018 by $683,000 and $2,416,000, respectively, or $0.00 and $0.01 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 60, was $168,892,000, or $0.72 per diluted share, for the nine months ended September 30, 2019, compared to $170,610,000, or $0.71 per diluted share, for the nine months ended September 30, 2018.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2019 versus September 30, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	3.0%	2.6%	2.1%	(7.2%)
Same Store Cash NOI	7.8%	4.5%	17.4%	(5.2%)

See pages 52-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2019 and 2018

The following pages summarize our consolidated results of operations for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$188,079	$185,074	$3,005
Fee and other income	10,238	7,522	2,716
Total revenues	198,317	192,596	5,721
Expenses:
Operating	71,648	69,811	1,837
Depreciation and amortization	63,058	64,610	(1,552)
General and administrative	16,319	14,452	1,867
Transaction related costs	786	450	336
Total expenses	151,811	149,323	2,488
Other income (expense):
(Loss) income from unconsolidated joint ventures	(1,332)	472	(1,804)
Income (loss) from unconsolidated real estate funds	206	(188)	394
Interest and other income, net	1,222	2,778	(1,556)
Interest and debt expense	(37,325)	(37,105)	(220)
Gain on sale of real estate	1,140	36,845	(35,705)
Net income before income taxes	10,417	46,075	(35,658)
Income tax benefit (expense)	583	(1,814)	2,397
Net income	11,000	44,261	(33,261)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,051)	(2,713)	(338)
Consolidated real estate fund	(109)	(86)	(23)
Operating Partnership	(758)	(3,931)	3,173
Net income attributable to common stockholders	$7,082	$37,531	$(30,449)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $198,317,000 for the three months ended September 30, 2019, compared to $192,596,000 for the three months ended September 30, 2018, an increase of $5,721,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.		Other
Rental revenue
Acquisitions / Dispositions	$(5,051)	$-		$-		$(5,051)	(1)	$-
Same store operations	8,254	4,216	(2)	4,421	(3)	(383)		-
Other, net	(198)	(202)		4		-		-
Increase (decrease) in rental revenue	$3,005	$4,014		$4,425		$(5,434)		$-

Fee and other income
Fee income
Property management	$216	$-		$-		$-		$216
Asset management	443	-		-		-		443
Acquisition, disposition and leasing	2,104	-		-		-		2,104
Other	317	-		-		-		317
Increase in fee income	3,080	-		-		-		3,080
Other income
Acquisitions / Dispositions	(157)	-		-		(157)	(1)	-
Same store operations	(207)	(188)		6		(30)		5
(Decrease) increase in other income	(364)	(188)		6		(187)		5
Increase (decrease) in fee and other income	$2,716	$(188)		$6		$(187)		$3,085

Total increase (decrease) in revenues	$5,721	$3,826		$4,431		$(5,621)		$3,085

(1)

Represents revenues attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to an increase in occupancy at 31 West 52nd Street and 1325 Avenue of the Americas.
(3)

Primarily due to an increase in occupancy at 300 Mission Street (formerly 50 Beale Street) and higher tenant reimbursement income resulting primarily from the new “gross receipts” tax in 2019 (see note 2 on page 40).

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $151,811,000 for the three months ended September 30, 2019, compared to $149,323,000 for the three months ended September 30, 2018, an increase of $2,488,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco		Washington, D.C.		Other
Operating
Acquisitions / Dispositions	$(1,999)	$-	$-		$(1,999)	(1)	$-
Same store operations	3,896	1,620	2,870	(2)	19		(613)
Bad debt expense	(60)	(52)	(8)
Increase (decrease) in operating	$1,837	$1,568	$2,862		$(1,980)		$(613)

Depreciation and amortization
Acquisitions / Dispositions	$(1,501)	$-	$-		$(1,501)	(1)	$-
Operations	(51)	1,365	(1,503)		(40)		127
(Decrease) increase in depreciation
and amortization	$(1,552)	$1,365	$(1,503)		$(1,541)		$127

General and administrative
Stock-based compensation	$844	$-	$-		$-		$844
Mark-to-market of investments
in our deferred compensation plan	(840)	-	-		-		(840)	(3)
Operations	1,863	-	-		-		1,863
Increase in general and
administrative	$1,867	$-	$-		$-		$1,867

Increase in transaction related costs	$336	$-	$-		$-		$336

Total increase (decrease) in expenses	$2,488	$2,933	$1,359		$(3,521)		$1,717

(1)

Represents expenses attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to the new “gross receipts” tax in 2019, which is partially offset by higher reimbursement income (see note 3 on page 39).
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(Loss) Income from Unconsolidated Joint Ventures

In the three months ended September 30, 2019, we recognized a $1,332,000 net loss from unconsolidated joint ventures compared to $472,000 of net income in the three months ended September 30, 2018, a decrease in income of $1,804,000. This decrease resulted primarily from (i) $1,266,000 for our share of net loss from 111 Sutter Street, which was acquired in February 2019, and (ii) $336,000 for our share of net loss from 55 Second Street, which was acquired in August 2019, primarily due to depreciation and amortization expense on these properties.

Income (Loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $206,000 for the three months ended September 30, 2019, compared to a loss of $188,000 for the three months ended September 30, 2018, an increase in income of $394,000.

Interest and Other Income, net

Interest and other income was $1,222,000 for the three months ended September 30, 2019, compared to $2,778,000 for the three months ended September 30, 2018, a decrease of $1,556,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in "general and administrative")	$(840)
Other, net	(716)
Total decrease	$(1,556)

Interest and Debt Expense

Interest and debt expense was $37,325,000 for the three months ended September 30, 2019, compared to $37,105,000 for the three months ended September 30, 2018, an increase of $220,000. This increase resulted primarily from higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway due to an increase in average LIBOR rates in the current year’s three months compared to prior year’s three months.

Gain on Sale of Real Estate

In the three months ended September 30, 2019, we recognized a $1,140,000 gain on sale of Liberty Place, which was sold in September 2019 and in the three months ended September 30, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018.

Income Tax Benefit (Expense)

Income tax benefit was $583,000 for the three months ended September 30, 2019, compared to an income tax expense of $1,814,000 for the three months ended September 30, 2018, a decrease in expense of $2,397,000. The decrease was primarily due to a true-up of the prior year tax provision in the three months ended September 30, 2019 and $1,248,000 of “sting” taxes in connection with the sale of real estate in the three months ended September 30, 2018.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $3,051,000 for the three months ended September 30, 2019, compared to $2,713,000 for the three months ended September 30, 2018, an increase of $338,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($390 in 2019, compared to $126 in 2018)	$264
Other, net	74
Total increase	$338

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $109,000 for the three months ended September 30, 2019, compared to $86,000 for the three months ended September 30, 2018, an increase of $23,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $758,000 for the three months ended September 30, 2019, compared to $3,931,000 for the three months ended September 30, 2018, a decrease in income attributable to noncontrolling interests of $3,173,000. This decrease resulted from lower net income subject to allocation to the unitholders of the operating partnership for the three months ended September 30, 2019.

Results of Operations - Nine Months Ended September 30, 2019 and 2018

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$551,835	$545,475	$6,360
Fee and other income	26,857	22,811	4,046
Total revenues	578,692	568,286	10,406
Expenses:
Operating	207,601	206,435	1,166
Depreciation and amortization	188,772	194,541	(5,769)
General and administrative	51,457	44,278	7,179
Transaction related costs	1,704	863	841
Total expenses	449,534	446,117	3,417
Other income (expense):
(Loss) income from unconsolidated joint ventures	(2,815)	2,931	(5,746)
Income (loss) from unconsolidated real estate funds	271	(268)	539
Interest and other income, net	7,705	6,888	817
Interest and debt expense	(111,462)	(109,996)	(1,466)
Real estate impairment loss	-	(46,000)	46,000
Gain on sale of real estate	1,140	36,845	(35,705)
Net income before income taxes	23,997	12,569	11,428
Income tax expense	(823)	(2,171)	1,348
Net income	23,174	10,398	12,776
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,253)	(5,520)	(2,733)
Consolidated real estate fund	(256)	(668)	412
Operating Partnership	(1,419)	(381)	(1,038)
Net income attributable to common stockholders	$13,246	$3,829	$9,417

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $578,692,000 for the nine months ended September 30, 2019, compared to $568,286,000 for the nine months ended September 30, 2018, an increase of $10,406,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.		Other
Rental revenue
Acquisitions / Dispositions	$(20,596)	$-		$-		$(20,596)	(1)	$-
Same store operations	26,550	15,199	(2)	12,094	(3)	(640)		(103)
Other, net	406	361		45		-		-
Increase (decrease) in rental revenue	$6,360	$15,560		$12,139		$(21,236)		$(103)

Fee and other income
Fee income
Property management	$465	$-		$-		$-		$465
Asset management	1,618	-		-		-		1,618
Acquisition, disposition and leasing	1,685	-		-		-		1,685
Other	650	-		-		-		650
Increase in fee income	4,418	-		-		-		4,418
Other income
Acquisitions / Dispositions	(641)	-		-		(641)	(1)	-
Same store operations	269	(1,078)		664		15		668
(Decrease) increase in other income	(372)	(1,078)		664		(626)		668
Increase (decrease) in fee and other income	$4,046	$(1,078)		$664		$(626)		$5,086

Total increase (decrease) in revenues	$10,406	$14,482		$12,803		$(21,862)		$4,983

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
(3)

Primarily due to an increase in occupancy at 300 Mission Street (formerly 50 Beale Street) and One Market Plaza, and higher tenant reimbursement income resulting primarily from the new “gross receipts” tax in 2019 (see note 2 on page 45).

(4)

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $449,534,000 for the nine months ended September 30, 2019, compared to $446,117,000 for the nine months ended September 30, 2018, an increase of $3,417,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco		Washington, D.C.		Other
Operating
Acquisitions / Dispositions	$(8,204)	$-	$-		$(8,204)	(1)	$-
Same store operations	9,604	3,948	7,531	(2)	399		(2,274)
Bad debt expense	(234)	(226)	(8)		-		-
Increase (decrease) in operating	$1,166	$3,722	$7,523		$(7,805)		$(2,274)

Depreciation and amortization
Acquisitions / Dispositions	$(7,692)	$-	$-		$(7,692)	(1)	$-
Operations	1,923	4,760	(3,136)		(176)		475
(Decrease) increase in depreciation
and amortization	$(5,769)	$4,760	$(3,136)		$(7,868)		$475

General and administrative
Stock-based compensation	$2,614	$-	$-		$-		$2,614
Mark-to-market of investments
in our deferred compensation plan	1,781	-	-		-		1,781	(3)
Operations	2,784	-	-		-		2,784
Increase in general
and administrative	$7,179	$-	$-		$-		$7,179

Increase in transaction related costs	$841	$-	$-		$-		$841

Total increase (decrease) in expenses	$3,417	$8,482	$4,387		$(15,673)		$6,221

(1)

Represents expenses attributable to 2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C. (sold in August 2018 and September 2018, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to the new “gross receipts” tax in 2019, which is partially offset by higher reimbursement income (see note 3 on page 44).
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(Loss) Income from Unconsolidated Joint Ventures

In the nine months ended September 30, 2019, we recognized a $2,815,000 net loss from unconsolidated joint ventures compared to $2,931,000 of net income in the nine months ended September 30, 2018, a decrease in income of $5,746,000. This decrease resulted primarily from (i) $3,387,000 for our share of net loss from 111 Sutter Street, which was acquired in February 2019 (primarily due to depreciation and amortization expense), and (ii) $1,876,000 of lower income from 712 Fifth Avenue, resulting from lower cash distributions in the nine months ended September 30, 2019 (since we only recognize earnings from 712 Fifth Avenue to the extent we receive cash distributions from the joint venture).

Income (Loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $271,000 for the nine months ended September 30, 2019, compared to a loss of $268,000 for the nine months ended September 30, 2018, an increase in income of $539,000.

Interest and Other Income, net

Interest and other income was $7,705,000 for the nine months ended September 30, 2019, compared to $6,888,000 for the nine months ended September 30, 2018, an increase of $817,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$1,781
Other, net	(964)
Total increase	$817

Interest and Debt Expense

Interest and debt expense was $111,462,000 for the nine months ended September 30, 2019, compared to $109,996,000 for the nine months ended September 30, 2018, an increase of $1,466,000. This increase resulted primarily from higher interest on variable rate debt at 1301 Avenue of the Americas and 1633 Broadway due to an increase in average LIBOR rates in the current year’s nine months compared to prior year’s nine months.

Real Estate Impairment Loss

In the nine months ended September 30, 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio. Accordingly, we recorded a $46,000,000 real estate impairment loss based on the excess of the carrying value over the estimated fair value.

Gain on Sale of Real Estate

In the nine months ended September 30, 2019, we recognized a $1,140,000 gain on sale of Liberty Place, which was sold in September 2019 and in the nine months ended September 30, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018.

Income Tax Expense

Income tax expense was $823,000 for the nine months ended September 30, 2019, compared to $2,171,000 for the nine months ended September 30, 2018, a decrease of $1,348,000. The decrease was primarily due to $1,248,000 of “sting” taxes in connection with the sale of real estate in the nine months ended September 30, 2018.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $8,253,000 for the nine months ended September 30, 2019, compared to $5,520,000 for the nine months ended September 30, 2018, an increase of $2,733,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($1,289 in 2019, compared to a loss of $1,566 in 2018)	$2,855
Other, net	(122)
Total increase	$2,733

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $256,000 for the nine months ended September 30, 2019, compared to $668,000 for the nine months ended September 30, 2018, a decrease of $412,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $1,419,000 for the nine months ended September 30, 2019, compared to $381,000 for the nine months ended September 30, 2018, an increase in income attributable to noncontrolling interests of $1,038,000. This increase resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2019.

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

As of September 30, 2019, we had $1.32 billion of liquidity comprised of $298,066,000 of cash and cash equivalents, $25,372,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of September 30, 2019, our outstanding consolidated debt aggregated $3.60 billion. We had no amounts outstanding under our revolving credit facility as of September 30, 2019 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

On September 13, 2019, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the third quarter ending September 30, 2019, which was paid on October 15, 2019 to stockholders of record as of the close of business on September 30, 2019. This dividend policy, if continued, would require us to pay out approximately $25,300,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2019, our unconsolidated joint ventures had $1.22 billion of outstanding indebtedness, of which our share was $332,303,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

Of the 7,158,804 common shares repurchased in 2019, 6,726,203 common shares were repurchased as of September 30, 2019 at a weighted average price of $13.23 per share, or $89,005,000 in the aggregate. The remaining 432,601 common shares were repurchased in October 2019, at a weighted average price of $12.97 per share, or $5,612,000 in the aggregate.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2019, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $42,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $323,438,000 and $365,409,000 as of September 30, 2019 and December 31, 2018, respectively, and $569,627,000 and $250,425,000 as of September 30, 2018 and December 31, 2017, respectively. Cash and cash equivalents and restricted cash decreased by $41,971,000 for the nine months ended September 30, 2019 and increased by $319,202,000 for the nine months ended September 30, 2018. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$206,647	$134,168
Investing activities	(58,387)	223,127
Financing activities	(190,231)	(38,093)

Operating Activities

Nine months ended September 30, 2019 – We generated $206,647,000 of cash from operating activities for the nine months ended September 30, 2019, primarily from (i) $195,149,000 of net income (before $173,115,000 of noncash adjustments and $1,140,000 of gain on sale of real estate), (ii) $4,140,000 of distributions from unconsolidated joint ventures and real estate funds, (iii) $2,339,000 from the receipt of accrued interest on preferred equity investment, and (iv) $5,019,000 of net changes in operating assets and liabilities. Noncash adjustments of $173,115,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below market leases and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2019 – We used $58,387,000 of cash for investing activities for the nine months ended September 30, 2019, primarily due to (i) $148,896,000 for investments in and contributions of capital to unconsolidated joint ventures, (ii) $70,094,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $25,000,000 for real estate acquisition deposit and (iv) $2,247,000 of net contributions to our unconsolidated real estate funds, partially offset by (v) $150,307,000 of proceeds from sale of real estate, (vi) $33,750,000 from the redemption of a preferred equity investment, and (vii) $3,793,000 from the net sales of marketable securities (which are held in our deferred compensation plan).

Nine months ended September 30, 2018 – We generated $223,127,000 of cash from investing activities for the nine months ended September 30, 2018, primarily from (i) $349,013,000 of proceeds from the sales of real estate and (ii) $3,160,000 from the net sales of marketable securities (which are held in our deferred compensation plan), partially offset by, (iii) $85,621,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iv) $25,491,000 for investments in unconsolidated joint ventures, (v) $15,680,000 for escrow deposits and loans receivable for RDF and (vi) $2,254,000 for contributions to our unconsolidated real estate funds.

Financing Activities

Nine months ended September 30, 2019 – We used $190,231,000 of cash in financing activities for the nine months ended September 30, 2019, primarily due to (i) $89,005,000 for the repurchases of common shares, (ii) $77,804,000 for dividends and distributions paid to common stockholders and unitholders, (iii) $40,037,000 for distributions to noncontrolling interests, (iv) $1,000,000 for acquisition of noncontrolling interest in consolidated real estate funds (v) $314,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and (vi) $260,000 for the payment of debt issuance costs, partially offset by (vii) $14,989,000 of contributions from noncontrolling interests and (viii) $3,200,000 of proceeds from notes and mortgages payable.

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

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$11,000	$8,905	$10,361	$3,040	$(11,306)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	63,058	40,052	19,821	2,362	823
General and administrative	16,319	-	-	-	16,319
Interest and debt expense	37,325	23,818	12,383	-	1,124
Income tax benefit	(583)	-	-	-	(583)
NOI from unconsolidated joint ventures	4,973	2,776	2,106	-	91
Fee income	(7,159)	-	-	-	(7,159)
Interest and other income, net	(1,222)	-	(236)	-	(986)
Gain on sale of real estate	(1,140)	-	-	(1,140)	-
Other, net	1,912	(235)	1,602	-	545
NOI	124,483	75,316	46,037	4,262	(1,132)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,765)	-	(18,765)	-	-
Consolidated real estate fund	-	-	-	-	-
Paramount's share of NOI	$105,718	$75,316	$27,272	$4,262	$(1,132)

NOI	$124,483	$75,316	$46,037	$4,262	$(1,132)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,484)	(8,593)	(2,941)	72	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,768)	436	(3,223)	19	-
Cash NOI	110,231	67,159	39,873	4,353	(1,154)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,680)	-	(16,680)	-	-
Consolidated real estate fund	-	-	-	-	-
Paramount's share of Cash NOI	$93,551	$67,159	$23,193	$4,353	$(1,154)

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$44,261	$8,464	$8,856	$41,026	$(14,085)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	64,610	38,687	21,324	3,903	696
General and administrative	14,452	-	-	-	14,452
Interest and debt expense	37,105	23,573	12,383	-	1,149
Income tax expense	1,814	-	2	-	1,812
NOI from unconsolidated joint ventures	4,448	4,356	-	-	92
Fee income	(4,079)	-	-	-	(4,079)
Interest and other income, net	(2,778)	-	(203)	(181)	(2,394)
Gain on sale of real estate	(36,845)	-	-	(36,845)	-
Other, net	166	(442)	-	-	608
NOI	123,154	74,638	42,362	7,903	(1,749)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,303)	-	(18,303)	-	-
Consolidated real estate fund	7	-	-	-	7
Paramount's share of NOI	$104,858	$74,638	$24,059	$7,903	$(1,742)

NOI	$123,154	$74,638	$42,362	$7,903	$(1,749)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(15,752)	(9,254)	(4,292)	(2,184)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,724)	534	(3,928)	(330)	-
Cash NOI	103,678	65,918	34,142	5,389	(1,771)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,968)	-	(14,968)	-	-
Consolidated real estate fund	7	-	-	-	7
Paramount's share of Cash NOI	$88,717	$65,918	$19,174	$5,389	$(1,764)

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$23,174	$27,178	$26,495	$7,202	$(37,701)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	188,772	120,002	59,257	7,087	2,426
General and administrative	51,457	-	-	-	51,457
Interest and debt expense	111,462	71,444	36,822	-	3,196
Income tax expense	823	-	19	-	804
NOI from unconsolidated joint ventures	14,569	10,319	4,019	-	231
Fee income	(17,371)	-	-	-	(17,371)
Interest and other income, net	(7,705)	-	(595)	-	(7,110)
Gain on sale of real estate	(1,140)	-	-	(1,140)	-
Other, net	4,248	(854)	3,723	-	1,379
NOI	368,289	228,089	129,740	13,149	(2,689)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(54,513)	-	(54,513)	-	-
Consolidated real estate fund	23	-	-	-	23
Paramount's share of NOI	$313,799	$228,089	$75,227	$13,149	$(2,666)

NOI	$368,289	$228,089	$129,740	$13,149	$(2,689)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(34,119)	(27,142)	(7,243)	243	23
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,713)	1,391	(10,163)	59	-
Cash NOI	325,457	202,338	112,334	13,451	(2,666)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(47,048)	-	(47,048)	-	-
Consolidated real estate fund	23	-	-	-	23
Paramount's share of Cash NOI	$278,432	$202,338	$65,286	$13,451	$(2,643)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$10,398	$25,058	$21,763	$3,277	$(39,700)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	194,541	115,242	62,393	14,955	1,951
General and administrative	44,278	-	-	-	44,278
Interest and debt expense	109,996	69,585	36,823	-	3,588
Income tax expense	2,171	-	10	-	2,161
NOI from unconsolidated joint ventures	13,757	13,514	-	-	243
Fee income	(12,953)	-	-	-	(12,953)
Interest and other income, net	(6,888)	-	(548)	(181)	(6,159)
Real estate impairment loss	46,000	-	-	46,000	-
Gain on sale of real estate	(36,845)	-	-	(36,845)	-
Other, net	(1,800)	(2,875)	-	-	1,075
NOI	362,655	220,524	120,441	27,206	(5,516)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(50,991)	-	(50,991)	-	-
Consolidated real estate fund	20	-	-	-	20
Paramount's share of NOI	$311,684	$220,524	$69,450	$27,206	$(5,496)

NOI	$362,655	$220,524	$120,441	$27,206	$(5,516)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(45,802)	(30,259)	(13,736)	(1,822)	15
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(12,122)	1,624	(12,319)	(1,427)	-
Cash NOI	304,731	191,889	94,386	23,957	(5,501)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,599)	-	(41,599)	-	-
Consolidated real estate fund	20	-	-	-	20
Paramount's share of Cash NOI	$263,152	$191,889	$52,787	$23,957	$(5,481)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months September 30, 2019 and 2018. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended September 30, 2019 (1)	$105,718	$75,316	$27,272	$4,262	$(1,132)
Acquisitions (2)	(2,106)	-	(2,106)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(751)	-	(751)	-	-
Other, net	172	174	(2)	-	-
Paramount's share of Same Store NOI for
the three months ended September 30, 2019	$103,033	$75,490	$24,413	$4,262	$(1,132)

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the three
months ended September 30, 2018 (1)	$104,858	$74,638	$24,059	$7,903	$(1,742)
Acquisitions	-	-	-	-	-
Dispositions (3)	(3,209)	-	-	(3,209)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(506)	(28)	(478)	-	-
Other, net	56	52	4	-	-
Paramount's share of Same Store NOI for
the three months ended September 30, 2018	$101,199	$74,662	$23,585	$4,694	$(1,742)

Increase (decrease) in Same Store NOI	$1,834	$828	$828	$(432)	$610

% Increase (decrease)	1.8%	1.1%	3.5%	(9.2%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (111 Sutter Street and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2019 (1)	$93,551	$67,159	$23,193	$4,353	$(1,154)
Acquisitions (2)	(1,606)	-	(1,606)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(751)	-	(751)	-	-
Other, net	172	174	(2)	-	-
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2019	$91,366	$67,333	$20,834	$4,353	$(1,154)

	For the Three Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the three
months ended September 30, 2018 (1)	$88,717	$65,918	$19,174	$5,389	$(1,764)
Acquisitions	-	-	-	-	-
Dispositions (3)	(568)	-	-	(568)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(506)	(28)	(478)	-	-
Other, net	56	52	4	-	-
Paramount's share of Same Store Cash NOI
for the three months ended September 30, 2018	$87,699	$65,942	$18,700	$4,821	$(1,764)

Increase (decrease) in Same Store Cash NOI	$3,667	$1,391	$2,134	$(468)	$610

% Increase (decrease)	4.2%	2.1%	11.4%	(9.7%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)

Represents our share of Cash NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the nine months
ended September 30, 2019 (1)	$313,799	$228,089	$75,227	$13,149	$(2,666)
Acquisitions (2)	(4,019)	-	(4,019)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(3,097)	(2,346)	(751)	-	-
Other, net	448	473	(25)	-	-
Paramount's share of Same Store NOI for
the nine months ended September 30, 2019	$307,131	$226,216	$70,432	$13,149	$(2,666)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the nine months
ended September 30, 2018 (1)	$311,684	$220,524	$69,450	$27,206	$(5,496)
Acquisitions	-	-	-	-	-
Dispositions (3)	(13,033)	-	-	(13,033)	-
Lease termination income (including our share of unconsolidated joint ventures)	(750)	(272)	(478)	-	-
Other, net	230	226	4	-	-
Paramount's share of Same Store NOI for
the nine months ended September 30, 2018	$298,131	$220,478	$68,976	$14,173	$(5,496)

Increase (decrease) in Same Store NOI	$9,000	$5,738	$1,456	$(1,024)	$2,830

% Increase (decrease)	3.0%	2.6%	2.1%	(7.2%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to acquired properties (111 Sutter Street and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.
(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue and 425 Eye Street in Washington, D.C.) for the months in which they were not owned by us in both reporting periods.

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the nine
months ended September 30, 2019 (1)	$278,432	$202,338	$65,286	$13,451	$(2,643)
Acquisitions (2)	(3,117)	-	(3,117)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(3,097)	(2,346)	(751)	-	-
Other, net	448	473	(25)	-	-
Paramount's share of Same Store Cash NOI
for the nine months ended September 30, 2019	$272,666	$200,465	$61,393	$13,451	$(2,643)

	For the Nine Months Ended September 30, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the nine
months ended September 30, 2018 (1)	$263,152	$191,889	$52,787	$23,957	$(5,481)
Acquisitions	-	-	-	-	-
Dispositions (3)	(9,773)	-	-	(9,773)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(750)	(272)	(478)	-	-
Other, net	230	226	4	-	-
Paramount's share of Same Store Cash NOI
for the nine months ended September 30, 2018	$252,859	$191,843	$52,313	$14,184	$(5,481)

Increase (decrease) in Same Store Cash NOI	$19,807	$8,622	$9,080	$(733)	$2,838

% Increase (decrease)	7.8%	4.5%	17.4%	(5.2%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2019	2018	2019	2018
Reconciliation of net income to FFO and Core FFO:
Net income	$11,000	$44,261	$23,174	$10,398
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	67,461	66,533	199,595	200,404
Real estate impairment loss	-	-	-	46,000
Gain on sale of real estate	(1,140)	(36,845)	(1,140)	(36,845)
FFO	77,321	73,949	221,629	219,957
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,142)	(12,432)	(35,167)	(33,479)
Consolidated real estate fund	(109)	(86)	(256)	(668)
Operating Partnership	(6,294)	(5,825)	(17,997)	(17,616)
FFO attributable to common stockholders	$58,776	$55,606	$168,209	$168,194
Per diluted share	$0.25	$0.23	$0.72	$0.70

FFO	$77,321	$73,949	$221,629	$219,957
Non-core items:
Our share of (distributions from 712 Fifth Avenue in
excess of earnings) and earnings in excess of distribution	(976)	398	(1,037)	81
Other, net	715	1,968	1,798	2,586
Core FFO	77,060	76,315	222,390	222,624
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,142)	(12,432)	(35,167)	(33,479)
Consolidated real estate fund	(109)	(86)	(256)	(668)
Operating Partnership	(6,269)	(6,049)	(18,075)	(17,867)
Core FFO attributable to common stockholders	$58,540	$57,748	$168,892	$170,610
Per diluted share	$0.25	$0.24	$0.72	$0.71

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	231,197,838	240,447,921	232,974,210	240,365,882
Effect of dilutive securities	32,101	41,217	30,707	25,302
Denominator for FFO and Core FFO per diluted share	231,229,939	240,489,138	233,004,917	240,391,184

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2019.

Property	Rate	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway (1)	3.54%	$-	$-	$-	$1,000,000	$-	$-	$1,000,000	$1,006,257
1301 Avenue of the Americas	3.05%	-	-	500,000	-	-	-	500,000	499,303
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	516,120
One Market Plaza	4.03%	-	-	-	-	-	975,000	975,000	1,016,452
300 Mission Street	3.65%	-	-	228,000	-	-	-	228,000	230,262
Total Fixed Rate Debt	3.66%	$-	$-	$728,000	$1,000,000	$-	$1,475,000	$3,203,000	$3,268,394

Variable Rate Debt:
1633 Broadway	3.85%	$-	$-	$-	$50,000	$-	$-	$50,000	$50,313
1301 Avenue of the Americas	3.93%	-	-	350,000	-	-	-	350,000	352,411
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.92%	$-	$-	$350,000	$50,000	$-	$-	$400,000	$402,724

Total Consolidated Debt	3.69%	$-	$-	$1,078,000	$1,050,000	$-	$1,475,000	$3,603,000	$3,671,118

(1)	All of this debt has been swapped from floating rate debt to fixed rate debt. See table below.

In addition to the above, our unconsolidated joint ventures had $1.22 billion of outstanding indebtedness as of September 30, 2019, of which our share was $332,303,000.

The following table summarizes our fixed rate debt that has been swapped from floating rate to fixed as of September 30, 2019.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2019
(Amounts in thousands)
1633 Broadway (1)	$400,000	Dec-2015	Dec-2020	1.65%	$(163)
1633 Broadway (1)	300,000	Dec-2015	Dec-2021	1.82%	(2,282)
1633 Broadway (1)	300,000	Dec-2015	Dec-2022	1.95%	(5,081)
1633 Broadway (1)	400,000	Dec-2020	Dec-2021	2.35%	(4,165)
Total interest rate swap liabilities designated as cash flow hedges (included in "other liabilities")					$(11,691)

(1)	Represents interest rate swaps designated as cash flow hedges. Changes in the fair value of these hedges are recognized in “other comprehensive (loss) income” (outside of earnings).

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of September 30, 2019			As of December 31, 2018
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$400,000	3.92%	$4,000	$396,800	4.17%
Fixed rate (1)	2,548,658	3.59%	-	2,548,658	3.59%
	$2,948,658	3.63%	$4,000	$2,945,458	3.67%

Paramount's share of debt of non-consolidated entities
(non-recourse):
Variable rate	$97,758	4.32%	$978	$28,808	4.91%
Fixed rate	234,545	3.57%	-	152,071	3.41%
	$332,303	3.79%	$978	$180,879	3.65%

Noncontrolling interests' in the Operating Partnership share of above			$(481)
Total change in annual net income			$4,497
Per diluted share			$0.02

_____

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See table on page 61.

Our variable rate debt outstanding as of September 30, 2019 is based on LIBOR, which is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter. In the event that LIBOR is discontinued, the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

As of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2019, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

Of the 7,158,804 common shares repurchased in 2019, 6,726,203 common shares were repurchased as of September 30, 2019 at a weighted average price of $13.23 per share, or $89,005,000 in the aggregate. The remaining 432,601 common shares were repurchased in October 2019, at a weighted average price of $12.97 per share, or $5,612,000 in the aggregate.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended September 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2019	419,513		$13.68	419,513	$82,390,000
August 2019	4,715,557	(1)	13.17	4,715,041	20,315,000
September 2019	1,117,149		13.16	1,117,149	5,612,000

_____________________________________

(1)

Of the 4,715,557 common shares repurchased in August 2019, 516 common shares represent shares surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

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

Paramount Group, Inc.

Date: November 6, 2019	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)