Form 10-K
period 2019-12-31
Paramount Group, Inc.
filed 2020-02-12
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission File Number: 001-36746

PARAMOUNT GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0439307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1633 Broadway, Suite 1801, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock of Paramount Group, Inc., $0.01 par value per share	PGRE	New York Stock Exchange

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

As of January 31, 2020, there were 227,505,492 shares of the registrant’s common stock outstanding.

As of June 30, 2019, the aggregate market value of the 200,315,392 shares of common stock held by non-affiliates of the Registrant was $2,806,419,000 based on the June 28, 2019 closing share price of our common stock of $14.01 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 19, 2020) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K includes financial statements required under Rule 3-09 of Regulation S-X for 712 Fifth Avenue, LP.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2019, portions of which are incorporated by reference herein.

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

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We conduct our business through, and substantially all our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.2% of the Operating Partnership as of December 31, 2019. As of December 31, 2019, our portfolio consisted of 14 Class A office properties aggregating approximately 13.1 million square feet that was 96.1% leased and 94.6% occupied.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office properties through the following competitive strengths:

•

Premier Portfolio of High-Quality Office Properties in the Most Desirable Submarkets. We have assembled a premier portfolio of Class A office properties located exclusively in carefully selected submarkets of New York City, San Francisco and Washington, D.C. Our submarkets are among the strongest commercial real estate submarkets in the United States for office properties due to a combination of their high barriers to entry, constrained supply, strong economic characteristics and a deep pool of prospective tenants in various industries that have demonstrated a strong demand for high-quality office space. Our markets are international business centers, characterized by a broad tenant base with a highly educated workforce, a mature and functional transportation infrastructure and an overall amenity rich environment. These markets are home to a diverse range of large and growing enterprises in a variety of industries, including financial services, media and entertainment, consulting, legal and other professional services and technology. As a result of the above factors, the submarkets in which we are invested have generally outperformed the broader markets in which they are located.

•

Demonstrated Acquisition and Operational Expertise. Over the past 22 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Barclays Capital, Inc., Clifford Chance LLP, Credit Agricole Corporate & Investment Bank, First Republic Bank, Google Inc., Morgan Stanley, Norton Rose Fulbright, Showtime Networks Inc., TD Bank, N.A., and Warner Music Group.

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of vacant and expiring leases in our portfolio.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2019, our share of net debt to enterprise value was 49.4% and we had $306.2 million of cash and cash equivalents and a $1.0 billion revolving credit facility.

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

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 23 years, and has worked at our company for an average of 13 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

Objectives and Strategy

Our primary business objective is to enhance shareholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;

•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C.;

•	Redeveloping and repositioning properties to increase returns; and

•	Proactively managing our portfolio to increase occupancy and rental rates.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2019, 2018 and 2017.

Employees

As of December 31, 2019, we had 317 employees, including 97 corporate employees and 220 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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

For periods on or after December 18, 2015, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a U.S. real property interest (“USRPI”) with respect to such qualified shareholder. Thus, gain treated as gain from the sale or exchange of our stock (including distributions treated as gain from the sale or exchange of our stock) will not be subject to tax unless such gain is treated as effectively connected with the qualified shareholder’s conduct of a U.S. trade or business. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person (other than a qualified shareholder) who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” (as defined below) nor a “qualified controlled entity” (as defined below) is treated as a non-U.S. stockholder. Accordingly, the U.S. federal income tax treatment of ordinary dividends received by qualified foreign pension funds and qualified controlled entities will be determined without regard to the FIRTPA rules, and their gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange of our stock, will not be subject to U.S. federal income tax unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s) conduct of a U.S. trade or business. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” for purposes of the above summary means an entity all of the interests of which are held by a qualified foreign pension fund.  Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City, San Francisco and Washington, D.C. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

•	downturns in global, national, regional and local economic conditions;
•

declines in the financial condition of our tenants, many of which are financial, legal and other professional firms, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or other reasons;

•	the inability or unwillingness of our tenants to pay rent increases;
•

significant job losses in the financial services, professional services and technology and media industries, which may decrease demand for our office space, causing market rental rates and property values to be impacted negatively;

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

All of our properties are located in New York City, San Francisco and Washington, D.C., and adverse economic or regulatory developments in these areas could negatively affect our results of operations, financial condition and ability to make distributions to our stockholders.

Our properties are located in New York City, in particular midtown Manhattan, as well as San Francisco and Washington, D.C. As a result, our business is dependent on the condition of the economy in those cities, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City, San Francisco and Washington, D.C. economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.

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

As of December 31, 2019, approximately 60% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2019, the vacancy rate of our portfolio was 3.9%. In addition, 2.2% of the square footage of the properties in our portfolio will expire by the end of 2020. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which, under the Tax Cuts and Jobs Act (the “TCJA”), was reduced from 35% to 21%, on certain built-in gains recognized in connection with a taxable disposition of any asset we acquire from a C corporation in a transaction in which our basis in such asset is determined by reference to the basis of the asset in the hands of the C corporation for a period of up to 5 years following the acquisition of such asset, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

We carry both domestic and foreign terrorism insurance as an inclusion in our property policies for which our carriers may rely, in part for foreign acts of terrorism, on support from the federal government’s Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”).

We are subject to risks from natural disasters such as earthquakes and severe weather.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area) or destructive weather event (such as a hurricane, especially in New York City or Washington, D.C area) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly in the Northeast states in which many of our properties are located, including increased need for maintenance and repair of our buildings.

Climate change may adversely affect our business.

To the extent that climate change occurs, there are multiple scenarios where our business could be impacted.  Climate change could lead to, among other effects in our target markets, rising sea levels, extreme weather, increased flooding, and changes in precipitation and temperature. Any of these developments could  result in physical damage or a decrease in rent from, and the value of,  our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets, and the economies in which they reside, susceptible to adverse effects from a rise in sea level and any associated increase in episodic storm surges. If sea levels near our target markets were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in demand for or total loss to those assets.

Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.  In addition, changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to, among other things, improve the energy efficiency of our existing properties in order to comply with such regulations.

Terrorist attacks and/or shooting incidents may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets, including New York City, San Francisco, and Washington, D.C. that have been or may be in the future the targets of actual or threatened terrorism attacks and/or shooting incidents. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.”

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

Our joint venture partners in 712 Fifth Avenue, One Market Plaza, 300 Mission Street and 111 Sutter Street have forced sale rights as a result of which we may be forced to sell these assets to third parties at times or prices that may not be favorable to us.

Our partners in the joint ventures that own 712 Fifth Avenue, One Market Plaza, 300 Mission Street (formerly 50 Beale Street) and 111 Sutter Street have forced sale rights pursuant to which, after a specified period, each may require us to sell the property to a third party. At any time on or after (i) November 24, 2020, with respect to 712 Fifth Avenue, (ii) March 31, 2021, with respect to One Market Plaza, (iii) August 12, 2024, with respect to 300 Mission Street, and (iv) February 7, 2026, with respect to 111 Sutter Street, our joint venture partners may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. In the case of 712 Fifth Avenue, 300 Mission Street and 111 Sutter Street, upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). In the case of One Market Plaza, upon exercise of forced sale right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us to sell these properties to third parties at times or prices that may not be favorable to us, which could adversely impact us.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2019, including debt of our unconsolidated joint ventures, we had $5.5 billion of total debt, of which our share is $3.8 billion, substantially all of which was secured debt, and we have $963.1 million of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Many of these regulators, including U.S. and foreign government agencies, as well as state securities commissions, are also empowered to conduct investigations and administrative proceedings that can result in fines, compensatory payments, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of an investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against us or our personnel. Moreover, the financial services industry has been the subject of heightened scrutiny, and the SEC has specifically focused on private equity fund managers. In that regard, the SEC’s list of examination priorities includes, among other things, collection of fees and allocation of expenses, marketing and valuation practices, allocation of investment opportunities, and appropriate management of other conflicts of interest such as related party sales, loans or co-investments, by these fund managers. We may, from time to time, be subject to requests for information or informal or formal investigations by the SEC and other regulatory authorities, and, in the current environment, even historical practices that have been previously examined are being revisited. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator is small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new investors.

We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. If the U.S. Federal Reserve attempts to raise interest rates, this could increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own stock in excess of the ownership limits (which waiver currently allows them to own up to 21.0% of our outstanding common stock in the aggregate, which can be automatically increased to an amount greater than 21.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto. Our charter also contains a “foreign ownership limit.” The foreign ownership limit is intended to help us qualify as a “domestically controlled qualified investment entity.” The foreign ownership limit contained in our charter prohibits persons from directly or indirectly owning shares of our capital stock to the extent such ownership would cause more than 49.8% of the value of the shares of our capital stock to be owned, directly or indirectly, by Non-U.S. Persons. For this purpose, a “Non-U.S. Person” is defined as a person other than a “United States person,” as defined in Section 7701(a)(30) of the Code (a “U.S. Person”), and it includes a “foreign person” as such term is used in the provision of the Code defining a domestically controlled qualified investment entity. The ownership limits and the foreign ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As of December 31, 2019, $386.9 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

We may be adversely affected by the potential discontinuation of LIBOR.

In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest rates on our variable rate debt and interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could be higher and more volatile than LIBOR.

Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.

If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.

While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

A number of our properties were acquired through a series of Formation Transactions (the “Formation Transactions”) concurrently with our initial public offering of 150,650,000 common shares at a public offering price of $17.50 per share on November 24, 2014 (the “Offering”).

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

As of December 31, 2019, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares in the Formation Transactions and the concurrent private placements.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

In the event we acquire assets on a tax-deferred basis from C corporations, we would be subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is 21%, effective January 1, 2018, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 5-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Additionally, depending upon the location of the asset acquired on a tax deferred basis there may be additional “sting tax” imposed on a state and local level.  Gain from a sale of such an asset occurring after the 5-year period ends will not be subject to this sting tax.

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

As a REIT, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities, debt instruments issued by a publicly traded REIT and qualified real estate assets. The REIT asset tests further require that with respect to our assets that are not qualifying assets for purposes of this 75% asset test and that are not securities issued by a TRS, we generally cannot hold at the close of any calendar quarter (i) securities representing more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer or (ii) securities of any one issuer that represent more than 5% of the value of our total assets. In addition, securities (other than qualified real estate assets) issued by our TRSs cannot represent more than 20% of the value of our total assets at the close of any calendar quarter. Further, even though debt instruments issued by a publicly traded REIT that are not secured by a mortgage on real property are qualifying assets for purposes of the 75% asset test, no more than 25% of the value of our total assets can be represented by such unsecured debt instruments. After meeting these asset test requirements at the close of a calendar quarter, if we fail to comply with these requirements at the end of any subsequent calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain other statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Preferred equity and certain debt investments could impact our compliance with REIT income and assets tests.

We indirectly hold certain preferred equity investments in entities that are treated as partnerships for U.S. federal income tax purposes that directly or indirectly own real property, and we may acquire (directly or indirectly) additional such investments in the future. Given such treatment as a partnership for U.S. federal income tax purposes, we will generally be treated as owning an interest in the underlying real estate and other assets of the partnership for tax purposes. As a result, absent sufficient controls to ensure that the underlying real property is operated in compliance with the REIT rules, preferred equity investments may impact our compliance with the REIT income and asset tests. Moreover, the treatment of interest-like preferred returns in a partnership is not clear under the REIT rules and such returns could be treated as non-qualifying income. In addition, in some cases, the proper characterization of debt-like preferred equity investments as unsecured indebtedness or as equity for U.S. federal income tax purposes may be unclear. If the IRS successfully re-characterized a preferred equity investment as unsecured debt for U.S. federal income tax purposes, the investment would be subject to various asset test limitations on unsecured debt and our preferred return would be treated as non-qualifying income for purposes of the 75% gross income test. Accordingly, such a recharacterization could impact our compliance with the REIT income and asset tests and/or be subject to substantial penalty taxes to cure the resulting violations.

Conversely, we may make investments that we treat as indebtedness for U.S. federal income tax purposes (and the REIT qualification rules) that have certain equity characteristics. If the IRS successfully recharacterized a debt investment in a non-corporate borrower as equity for U.S. federal income tax purposes, we would generally be required to include our share of the gross assets and gross income of the borrower in our REIT asset and income tests as described above. Inclusion of such items could impact our compliance with REIT income and asset tests. Moreover, to the extent a borrower holds its assets as dealer property or inventory, if we are treated as holding equity in a borrower for U.S. federal income tax purposes, our share of gains from sales by the borrower would be subject to the 100% tax on prohibited transactions (except to the extent earned through a TRS). To the extent an investment we treat as a loan to a corporate borrower is recharacterized as equity for U.S. federal income tax purposes, it could also cause us to fail one or more of the asset tests applicable to REITs.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

Any company treated as our TRS under the Code for U.S. federal income tax purposes and any other TRSs that we form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification. Although we will monitor the aggregate value of the securities of such TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made, including under the TCJA, which made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders, and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

ITEM 1B.UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2019, our portfolio consisted of 14 Class A office properties aggregating approximately 13.1 million square feet that was 96.1% leased and 94.6% occupied. The following table presents an overview of our portfolio as of December 31, 2019.

(Amounts in thousands, except square feet and per square foot amounts)							Annualized Rent (3)
Property	Submarket	Paramount Ownership	Number of Buildings	Square Feet	% Leased (1)	% Occupied (2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	100.0%	1	2,499,105	98.4%	98.4%	$183,766	$76.41
1301 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	1	1,776,972	99.4%	98.1%	137,411	79.31
1325 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	1	810,662	91.1%	86.7%	46,150	67.11
31 West 52nd Street	Sixth Avenue / Rock Center	100.0%	1	763,140	97.5%	97.5%	71,075	93.01
900 Third Avenue	East Side	100.0%	1	591,401	83.4%	77.4%	31,976	70.15
712 Fifth Avenue	Madison / Fifth Avenue	50.0%	1	543,411	74.2%	70.3%	43,680	114.67
60 Wall Street	Downtown	5.0%	1	1,625,483	100.0%	100.0%	73,600	45.28
Subtotal / Weighted Average			7	8,610,174	95.6%	94.3%	587,658	72.92
Paramount's Ownership Interest			7	6,794,422	95.5%	93.9%	495,905	78.62

San Francisco:
One Market Plaza	South Financial District	49.0%	2	1,586,616	98.4%	94.1%	128,257	84.70
Market Center (5)	South Financial District	67.0%	2	747,165	95.6%	94.7%	54,975	78.04
300 Mission Street	South Financial District	31.1%	1	665,254	100.0%	99.6%	43,424	65.93
One Front Street	North Financial District	100.0%	1	643,307	100.0%	98.8%	49,408	77.05
55 Second Street (6)	South Financial District	44.1%	1	379,897	95.7%	95.7%	27,306	75.25
111 Sutter Street (7)	North Financial District	49.0%	1	275,506	86.3%	86.1%	17,516	74.41
Subtotal / Weighted Average			8	4,297,745	97.4%	95.4%	320,886	77.93
Paramount's Ownership Interest			8	2,430,776	97.5%	95.6%	183,217	78.44

Washington, D.C.:
1899 Pennsylvania Avenue	CBD	100.0%	1	190,955	90.4%	90.4%	15,024	86.66
Subtotal / Weighted Average			1	190,955	90.4%	90.4%	15,024	86.66
Paramount's Ownership Interest			1	190,955	90.4%	90.4%	15,024	86.66

Total / Weighted Average			16	13,098,874	96.1%	94.6%	$923,568	$74.80
Paramount's Ownership Interest			16	9,416,153	95.9%	94.3%	$694,146	$78.73

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)

Except for 60 Wall Street, which is presented on a “triple-net” basis, amounts in this column represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

(4)	Represents office and retail space only.
(5)	Acquired on December 11, 2019.
(6)	Acquired on August 21, 2019.
(7)	Acquired on February 7, 2019.

Tenant Diversification

As of December 31, 2019, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, legal services, technology and media, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2019.

(Amounts in thousands, except square feet and per square feet amounts)					Our Share of
			Total		Total		% of	Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet		Total		Per Square	Annualized
Tenant	Expiration		Occupied		Occupied		Square Feet	Amount	Foot	Rent
Barclays Capital, Inc.	Dec-2020		497,418		497,418		5.3%	$32,980	$66.30	4.8%
Allianz Global Investors, LP	Jan-2031		320,911		320,911		3.4%	29,295	91.29	4.2%
Clifford Chance LLP	Jun-2024		328,992		328,992		3.5%	29,160	88.63	4.2%
Credit Agricole Corporate & Investment Bank	Feb-2023		312,679		312,679		3.3%	27,031	86.45	3.9%
Norton Rose Fulbright	Sep-2034	(2)	320,325	(2)	320,325	(2)	3.4%	26,850	83.82	3.9%
First Republic Bank	Jun-2025	(3)	338,602	(3)	338,602	(3)	3.6%	25,648	75.75	3.7%
Morgan Stanley & Company	Mar-2032		260,829		260,829		2.8%	19,933	76.42	2.9%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		296,344		296,344		3.1%	19,475	65.72	2.8%
Showtime Networks, Inc.	Jan-2026		261,196		261,196		2.8%	16,734	64.07	2.4%
Kasowitz Benson Torres & Friedman, LLP	Mar-2037		203,394		203,394		2.2%	14,993	73.71	2.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	116,462 of the square feet leased expires on March 31, 2032.
(3)	76,999 and 10,952 of the square feet leased expire on December 31, 2029 and December 31, 2030, respectively.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2019.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,908,055	21.6%	$156,086	22.5%
Financial Services - Commercial and Investment Banking	1,847,655	20.9%	138,024	19.9%
Technology and Media	1,797,924	20.3%	132,216	19.0%
Financial Services, all others	1,275,747	14.4%	111,856	16.1%
Insurance	564,970	6.4%	47,005	6.8%
Retail	155,518	1.8%	15,353	2.2%
Travel & Leisure	203,575	2.3%	14,189	2.0%
Real Estate	167,014	1.9%	13,782	2.0%
Consumer Products	128,715	1.5%	9,020	1.3%
Other	798,350	9.0%	56,615	8.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2019 for each of the ten calendar years beginning with the year ending December 31, 2020. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	17,462	13,427	$988	$54.81	0.1%

2020	268,982	179,057	14,479	79.23	2.0%
2021	1,364,302	1,128,027	78,915	71.57	10.9%
2022	2,211,084	436,143	29,838	78.65	4.1%
2023	1,061,048	901,154	72,566	82.94	10.0%
2024	776,235	695,410	57,916	83.36	8.0%
2025	1,401,886	886,033	69,539	78.58	9.6%
2026	1,091,794	852,390	66,459	75.24	9.2%
2027	268,075	176,146	15,026	85.29	2.1%
2028	243,323	208,493	16,459	79.46	2.3%
2029	550,781	531,137	40,064	75.85	5.5%
Thereafter	3,334,988	3,021,827	261,959	86.59	36.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.

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

As of December 31, 2019, the vacancy rate of our portfolio was 3.9%. In addition, 286,444 square feet (including month-to-month tenants), or 2.2% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2020, which represents approximately 2.1% of our annualized rent.

Real Estate Fund Investments

We have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds.

Alternative Investment Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments.

Fund VIII completed its final closing in April 2016 with $775,200,000 in capital commitments, of which $613,897,000 has been invested as of December 31, 2019 and an additional $32,841,000 is reserved for funding future draws on existing mezzanine loans. These investments have various stated interest rates ranging from 5.50% to 9.25% and maturities ranging from June 2020 to December 2027. Fund VIII’s investment period is scheduled to end in April 2020. As of December 31, 2019, our ownership interest in Fund VIII was approximately 1.3%.

Fund X completed its initial closing in December 2018 and has $192,000,000 in capital commitments, of which $78,600,000 has been invested as of December 31, 2019. The investments have stated interest rates ranging from 6.44% to 7.76% and maturity dates ranging from June 2021 to January 2023. As of December 31, 2019, our ownership interest in Fund X was approximately 7.8%.

Residential Development Fund

We also serve as the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a residential condominium development project, in San Francisco, California. As of December 31, 2019, our ownership interest in RDF was approximately 7.4%.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,401 square foot art deco style building located on the corner of 5th Avenue and 58th Street, in New York, New York.

718 Fifth Avenue - Put Right

We manage 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue, in New York, New York.  Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

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

As of December 31, 2019, there were approximately 258 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 13, 2019, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the fourth quarter ended December 31, 2019, which was paid on January 15, 2020 to stockholders of record as of the close of business on December 31, 2019.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the SNL Financials (“SNL”) Office REIT Index (the “SNL Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity Index (the “All Equity Index”). The graph assumes that $100 was invested on December 31, 2014 in our common stock, the SNL Office REIT Index and the All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

	December 31,
	2014	2015	2016	2017	2018	2019
Paramount Group, Inc.	$100.00	$99.70	$90.20	$91.55	$74.61	$85.13
SNL Office REIT Index	100.00	100.88	112.58	115.61	95.36	121.57
All Equity Index	100.00	102.83	111.70	121.39	116.48	149.86

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(3)
Equity compensation plans approved by stockholders	13,310,148	(1)	$17.07	(2)	8,358,300
Equity compensation plans not approved by stockholders	-		-		-
Total	13,310,148		$17.07		8,358,300

(1)

Includes an aggregate of (i) 2,084,943 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our 2014 Equity Incentive Plan (the "Plan"), (ii) 7,424,538 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan and (iii) 3,800,667 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 7,424,538 LTIP units include 3,595,834 LTIP units that remain subject to the achievement of the requisite performance-based vesting criteria.

(2)

The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.

(3)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 16,716,600.

Recent Purchases of Equity Securities

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate.  During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22, or $94,617,000 in the aggregate, of which 432,601 shares were repurchased in October 2019, at a weighted average price of $12.97 per share, or $5,612,000 in the aggregate.  As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. We have not repurchased any of our common stock under the new program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions.  The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended December 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
October 2019	432,601		$12.97	432,601	$-
November 2019	697	(1)	13.47	-	200,000,000
December 2019	-		-	-	200,000,000

(1)	Represents common shares surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015. This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015
Revenues:
Rental revenue	$734,477	$727,295	$683,490	$652,114	$638,286
Fee and other income	34,703	31,666	35,477	31,227	24,122
Total revenues	769,180	758,961	718,967	683,341	662,408
Expenses:
Operating	274,836	274,078	266,136	250,040	244,754
Depreciation and amortization	248,347	258,225	266,037	269,450	294,624
General and administrative	68,556	57,563	61,577	53,510	42,056
Transaction related costs	1,999	1,471	2,027	2,404	10,355
Total expenses	593,738	591,337	595,777	575,404	591,789
Other income (expense):
(Loss) income from unconsolidated joint ventures	(4,706)	3,468	20,185	7,413	6,850
Loss from unconsolidated real estate funds	(343)	(269)	(6,143)	(498)	-
Income from real estate fund investments	-	-	-	-	37,975
Interest and other income (loss), net	9,844	8,117	(9,031)	6,934	871
Interest and debt expense	(156,679)	(147,653)	(143,762)	(153,138)	(168,366)
Loss on early extinguishment of debt	(11,989)	-	(7,877)	(4,608)	-
Real estate impairment loss	(42,000)	(46,000)	-	-	-
Gain on sale of real estate	1,140	36,845	133,989	-	-
Unrealized gain on interest rate swaps	-	-	1,802	39,814	75,760
Net (loss) income before income taxes	(29,291)	22,132	112,353	3,854	23,709
Income tax expense	(312)	(3,139)	(5,177)	(1,785)	(2,566)
Net (loss) income	(29,603)	18,993	107,176	2,069	21,143
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	(11,022)	(8,182)	10,365	(15,423)	(5,459)
Consolidated real estate funds	(313)	(720)	(19,797)	1,316	(21,173)
Operating Partnership	4,039	(944)	(11,363)	2,104	1,070
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$86,381	$(9,934)	$(4,419)

Per Share Data
(Loss) income per Common Share - Basic:	$(0.16)	$0.04	$0.37	$(0.05)	$(0.02)
(Loss) income per Common Share - Diluted:	$(0.16)	$0.04	$0.37	$(0.05)	$(0.02)

Dividends per common share	$0.400	$0.400	$0.380	$0.380	$0.419	(1)

Balance Sheet Data:
Total assets	$8,734,135	$8,755,978	$8,917,661	$8,867,168	$8,775,229
Real estate, at cost	7,984,136	8,101,651	8,329,475	7,849,093	7,652,117
Accumulated depreciation and amortization	(790,216)	(644,639)	(487,945)	(318,161)	(243,089)
Debt, net	3,783,851	3,566,917	3,541,300	3,594,898	2,942,610
Total equity	4,630,962	4,891,664	5,022,084	4,885,947	5,310,550

Other Data:
Funds from operations attributable to common stockholders ("FFO") (2)	$208,187	$224,465	$205,558	$195,140	$209,349
Core funds from operations attributable to common stockholders ("Core FFO") (2)	227,164	229,900	210,072	183,579	167,091

(1)	Includes the $0.039 cash dividend for the 38 day period following the completion of our initial public offering and Formation Transactions and ending on December 31, 2014.
(2)	For a reconciliation of net (loss) income to FFO and Core FFO and why we view these measures to be useful supplemental performance measures, see page 66.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington D.C. We conduct our business through, and substantially all of our interests in properties and investments are held by, our Operating Partnership. We are the sole general partner of, and owned approximately 90.2% of the Operating Partnership as of December 31, 2019.

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;
•

Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City, San Francisco and Washington D.C.;

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize acquired above-market and below-market leases as a decrease or increase to rental revenue, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of “depreciation and amortization”.

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

Revenue Recognition

Our revenues consist of rental revenues and revenues from contracts with customers.

Rental Revenue

Rental revenue is recognized in accordance with ASC Topic 842, Leases, and consists of (i) cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) amortization of acquired above and below-market leases, net, (iii) tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred and (iv) lease termination income. Our leases, which comprise the lease-up of office, retail and storage space to tenants, primarily under non-cancellable operating leases, have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and a number of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising.

We evaluate the collectibility of our tenant receivables for payments required under the lease agreements. If we determine that collectibility is not probable, the difference between rental revenue recognized and rental payments received is recorded as an adjustment to “rental revenue” in our consolidated statements of income.

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

Business Overview

Acquisitions

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot Class A office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We have retained the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options.

On August 21, 2019, we acquired a 44.1% equity interest in a joint venture that owns 55 Second Street, a 384,000 square foot Class A office building in San Francisco, California. The transaction valued the property at $401,700,000. In connection with the acquisition, the joint venture assumed the existing $137,500,000 mortgage loan and upsized it by an additional $50,000,000. The $187,500,000 mortgage loan is interest only at a fixed rate of 3.88% and matures in October 2026.

On December 11, 2019, we completed the acquisition of Market Center, a two-building Class A office complex comprising 747,000 square feet, in San Francisco, California, through a joint venture in which we own a 67.0% interest. The transaction valued the property at $722,000,000. In connection with the acquisition, the joint venture completed a $402,000,000 financing of the property for an initial term of five years, with two one-year extension options. The loan is interest only at LIBOR plus 150 basis points and was swapped for an all-in fixed rate of 3.07% over the initial term.

Dispositions

On September 26, 2019, we sold Liberty Place, a 172,000 square foot Class A office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000.

Financings

On November 25, 2019, we completed a $1.25 billion refinancing of 1633 Broadway, a 2.5 million square foot Class A office building located in New York, New York. The new 10-year interest-only loan has a fixed rate of 2.99% and matures in December 2029. The proceeds from the refinancing were used to repay the existing $1.05 billion loan that bore interest at a weighted average rate of 3.55% and was scheduled to mature in December 2022. We realized net proceeds of $179,000,000 after the repayment of the existing loan, swap breakage costs and closing costs.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. We have not repurchased any of our common stock under the new program. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results – Year Ended December 31, 2019

In the year ended December 31, 2019, we leased 1,549,059 square feet, of which our share was 1,069,954 square feet that was leased at a weighted average initial rent of $89.94 per square foot. This leasing activity, offset by lease expirations in the year, and including the occupancy impact of acquired and sold properties discussed below, decreased leased occupancy by 50 basis points to 95.9% at December 31, 2019 from 96.4% at December 31, 2018. Same store leased occupancy (properties owned by us during both reporting periods), which excludes the occupancy impact of acquired properties (111 Sutter Street, 55 Second Street and Market Center) and sold properties (Liberty Place), decreased by 30 basis points to 96.1% at December 31, 2019 from 96.4% at December 31, 2018. The 30 basis points decrease in same store leased occupancy was driven by a lease termination in our New York portfolio (712 Fifth Avenue) in January 2019 that impacted the leased occupancy in our portfolio by 40 basis points. Excluding this termination, same store leased occupancy of the portfolio would have increased by 10 basis points.

Of the 1,549,059 square feet leased in the year, 901,312 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 14.8% on a cash basis and 17.1% on a GAAP basis. The rental rates for leases signed during the year were impacted by the execution of an 18,300 square foot lease in the mid-rise of 900 Third Avenue, which was previously leased on a short-term basis (nine months) to a tenant that was paying well above market rents in excess of $93.50 per square foot. Excluding this lease, we achieved rental rate increases of 15.6% on a cash basis and 18.1% on a GAAP basis. The weighted average lease term for leases signed during the year was 8.7 years and weighted average tenant improvements and leasing commissions on these leases were $10.59 per square foot per annum, or 11.8% of initial rent.

New York

In the year ended December 31, 2019, we leased 540,668 square feet in our New York portfolio, of which our share was 466,426 square feet that was leased at a weighted average initial rent of $83.89 per square foot. This leasing activity, offset by lease expirations during the year, decreased our leased occupancy and same store leased occupancy by 50 basis points to 95.5% at December 31, 2019 from 96.0% at December 31, 2018. As discussed above, the decrease in leased and same store leased occupancy was driven by a lease termination at 712 Fifth Avenue in January 2019. The impact of this lease termination to our New York portfolio was 70 basis points. Excluding this termination, leased occupancy and same store leased occupancy would have increased by 20 basis points. Of the 540,668 square feet leased in the year, 323,179 square feet represented our share of second generation space for which rental rates decreased by 0.8% on a cash basis and 3.0% on a GAAP basis. The rental rates for leases signed during the year in our New York portfolio were impacted by the execution of an 18,300 square foot lease in the mid-rise of 900 Third Avenue, which was previously leased on a short-term basis (nine months) to a tenant that was paying well above market rents in excess of $93.50 per square foot. Excluding this lease, rental rates increased by 0.5% on a cash basis and decreased by 1.6% on a GAAP basis. The weighted average lease term for leases signed during the year was 8.9 years and weighted average tenant improvements and leasing commissions on these leases were $10.63 per square foot per annum, or 12.7% of initial rent.

San Francisco

In the year ended December 31, 2019, we leased 990,946 square feet in our San Francisco portfolio, of which our share was 586,083 square feet that was leased at a weighted average initial rent of $94.47 per square foot. This leasing activity, offset by lease expirations in the year, and including the occupancy impact of the acquisition of 111 Sutter Street, 55 Second Street and Market Center, decreased our leased occupancy by 50 basis points to 97.5% at December 31, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes the occupancy impact from the acquisition of 111 Sutter Street, 55 Second Street and Market Center, increased by 130 basis points to 99.3% at December 31, 2019 from 98.0% at December 31, 2018. Of the 990,946 square feet leased in the year, 563,330 square feet represented our share of second generation space for which we achieved rental rate increases of 24.8% on a cash basis and 28.9% on GAAP basis. The weighted average lease term for leases signed during the year was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.62 per square foot per annum, or 11.2% of initial rent.

Washington, D.C.

In the year ended December 31, 2019, we leased 17,445 square feet in our Washington, D.C. portfolio, at a weighted average initial rent of $88.97 per square foot. This leasing activity, offset by lease expirations in the year, and including the occupancy impact of the sale of Liberty Place, decreased leased occupancy by 760 basis points to 90.4% at December 31, 2019 from 98.0% at December 31, 2018. Same store leased occupancy, which excludes the occupancy impact from the sale of Liberty Place, decreased by 960 basis points to 90.4% at December 31, 2019 from 100.0% at December 31, 2018. Of the 17,445 square feet leased in the year, 14,803 represented our share of second generation space for which we achieved rental rate increases of 3.5% on a cash basis and 7.5% on GAAP basis. The weighted average lease term for leases signed during the year was 6.9 years and weighted average tenant improvements and leasing commissions on these leases were $7.91 per square foot per annum, or 8.9% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2019. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2019	Total		New York		San Francisco	Washington, D.C.
Total square feet leased	1,549,059		540,668		990,946	17,445
Pro rata share of square feet leased:	1,069,954		466,426		586,083	17,445
Initial rent (1)	$89.94		$83.89		$94.47	$88.97
Weighted average lease term (in years)	8.7		8.9		8.6	6.9

Tenant improvements and leasing commissions:
Per square foot	$92.08		$94.67		$91.28	$54.59
Per square foot per annum	$10.59		$10.63		$10.62	$7.91
Percentage of initial rent	11.8%		12.7%		11.2%	8.9%

Rent concessions:
Average free rent period (in months)	5.5		8.7		3.1	7.1
Average free rent period per annum (in months)	0.6		1.0		0.4	1.0

Second generation space: (2)
Square feet	901,312		323,179		563,330	14,803
Cash basis:
Initial rent (1)	$90.77		$83.74		$94.75	$89.22
Prior escalated rent (3)	$79.08		$84.38		$75.93	$86.24
Percentage increase (decrease)	14.8%	(4)	(0.8%)	(4)	24.8%	3.5%
GAAP basis:
Straight-line rent	$94.22		$79.31		$102.71	$88.19
Prior straight-line rent	$80.43		$81.74		$79.66	$82.07
Percentage increase (decrease)	17.1%	(4)	(3.0%)	(4)	28.9%	7.5%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(4)

Includes the impact from the execution of an 18,300 square foot lease in the mid-rise of 900 Third Avenue, which was previously leased on a short-term basis (nine months) to a tenant that was paying well above market rents in excess of $93.50 per square foot. Excluding this lease, the cash basis and GAAP basis rents increased by 15.6% and 18.1%, respectively, for the total portfolio, and the cash basis rents increased by 0.5% and GAAP basis rents decreased by 1.6% for our New York portfolio.

Financial Results – Years Ended December 31, 2019 and 2018

Net (Loss) Income, FFO and Core FFO

Net loss attributable to common stockholders was $36,899,000, or $0.16 per diluted share, for the year ended December 31, 2019, compared to net income attributable to common stockholders of $9,147,000 or $0.04 per diluted share, for the year ended December 31, 2018. Net loss attributable to common stockholders for the year ended December 31, 2019 includes (i) a $37,877,000, or $0.16 per diluted share, real estate impairment loss, (ii) a $10,812,000, or $0.05 per diluted share, loss on early extinguishment of debt, (iii) a $7,409,000, or $0.03 per diluted share, expense from the write-off of deferred financing costs and (iv) an $1,030,000, or $0.00 per diluted share, gain on sale of real estate (Liberty Place). The loss on early extinguishment of debt and the write-off of deferred financing costs were incurred in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019. Net income attributable to common stockholders for the year ended December 31, 2018 included (i) $32,222,000, or $0.13 per diluted share, of gain on sale of real estate, net of “sting” taxes, and (ii) a $41,618,000, or $0.17 per diluted share, real estate impairment loss.

FFO attributable to common stockholders was $208,187,000, or $0.90 per diluted share, for year ended December 31, 2019, compared to $224,465,000, or $0.94 per diluted share, for the year ended December 31, 2018. FFO attributable to common stockholders for the years ended December 31, 2019 and 2018 includes the impact of non-core items, which are listed in the table on page 66. The aggregate of these items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the years ended December 31, 2019 and 2018 by $18,977,000 and $5,435,000, respectively, or $0.08 and $0.02 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 66, was $227,164,000 or $0.98 per diluted share, for the year ended December 31, 2019, compared to $229,900,000, or $0.96 per diluted share, for the year ended December 31, 2018.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2019 versus December 31, 2018.

	Total	New York	San Francisco	Washington, D.C.
Same Store NOI	2.7%	1.9%	3.3%	(8.1%)
Same Store Cash NOI	7.3%	5.0%	13.1%	(6.0%)

See pages 62-67 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

 Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018

The following pages summarize our consolidated results of operations for the years ended December 31, 2019 and 2018.  The results of operations for the years ended December 31, 2018 compared to December 31, 2017 was included in our Annual Report on Form 10-K for the year ended December 31, 2018 on page 53, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which was filed with the SEC on February 13, 2019.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$734,477	$727,295	$7,182
Fee and other income	34,703	31,666	3,037
Total revenues	769,180	758,961	10,219
Expenses:
Operating	274,836	274,078	758
Depreciation and amortization	248,347	258,225	(9,878)
General and administrative	68,556	57,563	10,993
Transaction related costs	1,999	1,471	528
Total expenses	593,738	591,337	2,401
Other income (expense):
(Loss) income from unconsolidated joint ventures	(4,706)	3,468	(8,174)
Loss from unconsolidated real estate funds	(343)	(269)	(74)
Interest and other income, net	9,844	8,117	1,727
Interest and debt expense	(156,679)	(147,653)	(9,026)
Loss on early extinguishment of debt	(11,989)	-	(11,989)
Real estate impairment loss	(42,000)	(46,000)	4,000
Gain on sale of real estate	1,140	36,845	(35,705)
Net (loss) income before income taxes	(29,291)	22,132	(51,423)
Income tax expense	(312)	(3,139)	2,827
Net (loss) income	(29,603)	18,993	(48,596)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(11,022)	(8,182)	(2,840)
Consolidated real estate fund	(313)	(720)	407
Operating Partnership	4,039	(944)	4,983
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$(46,046)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $769,180,000 for the year ended December 31, 2019, compared to $758,961,000 for the year ended December 31, 2018, an increase of $10,219,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Washington, D.C.	Other
Rental revenue
Acquisitions / Dispositions (1)	$(24,243)	$-		$-		$(24,243)	$-
Same store operations	31,671	16,587	(2)	16,106	(3)	(945)	(77)
Other, net	(246)	(39)		(207)		-	-
Increase (decrease) in rental income	$7,182	$16,548		$15,899		$(25,188)	$(77)

Fee and other income
Fee income
Property management	$689	$-		$-		$-	$689
Asset management	2,530	-		-		-	2,530
Acquisition, disposition and leasing	275	-		-		-	275
Other	621	-		-		-	621
Increase in fee income	4,115	-		-		-	4,115
Other income
Acquisitions / Dispositions (1)	(682)	-		-		(682)	-
Same store operations	(396)	(1,913)		838		6	673
(Decrease) increase in other income	(1,078)	(1,913)		838		(676)	673
Increase (decrease) in fee and other income	$3,037	$(1,913)		$838		$(676)	$4,788

Total increase (decrease) in revenues	$10,219	$14,635		$16,737		$(25,864)	$4,711

(1)

Represents revenues attributable to 2099 Pennsylvania Avenue, 425 Eye Street and Liberty Place in Washington, D.C. (sold in August 2018, September 2018 and September 2019, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to an increase in occupancy at 31 West 52nd Street, 1633 Broadway and 1325 Avenue of the Americas.
(3)

Primarily due to an increase in occupancy at 300 Mission Street (formerly 50 Beale Street) and One Front Street, and higher tenant reimbursement income resulting primarily from the new “gross receipts” tax in 2019 (see note 2 on page 54).

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative, and transaction related costs, were $593,738,000 for year ended December 31, 2019, compared to $591,337,000 for the year ended December 31, 2018, an increase of $2,401,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco		Washington, D.C.	Other
Operating
Acquisitions / Dispositions (1)	$(9,663)	$-	$-		$(9,663)	$-
Same store operations	10,745	3,519	9,780	(2)	416	(2,970)
Other, net	(324)	(316)	(8)		-	-
Increase (decrease) in operating	$758	$3,203	$9,772		$(9,247)	$(2,970)

Depreciation and amortization
Acquisitions / Dispositions (1)	$(8,909)	$-	$-		$(8,909)	$-
Operations	(969)	4,233	(5,532)		(205)	535
(Decrease) increase in depreciation
and amortization	$(9,878)	$4,233	$(5,532)		$(9,114)	$535

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$4,828	$-	$-		$-	$4,828	(3)
Stock-based compensation	3,214	-	-		-	3,214
Operations	2,951	-	-		-	2,951	(4)
Increase in general
and administrative	$10,993	$-	$-		$-	$10,993

Increase in transaction related costs	$528	$-	$-		$-	$528

Total increase (decrease) in expenses	$2,401	$7,436	$4,240		$(18,361)	$9,086

(1)

Represents expenses attributable to 2099 Pennsylvania Avenue, 425 Eye Street and Liberty Place in Washington, D.C. (sold in August 2018, September 2018 and September 2019, respectively) for the months in which they were not owned by us in both reporting periods.

(2)	Primarily due to the new “gross receipts” tax in 2019, which is partially offset by higher reimbursement income (see note 3 on page 53).
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(4)	Increased primarily due to change in accounting rules that no longer permit the capitalization of internal leasing payroll costs.

(Loss) Income from Unconsolidated Joint Ventures

In the year ended December 31, 2019, we recognized a $4,706,000 net loss from unconsolidated joint ventures compared to $3,468,000 of net income in the year ended December 31, 2018, a decrease in income of $8,174,000. This decrease resulted from:

(Amounts in thousands)
Net loss attributable to properties acquired in 2019 (1)	$(5,964)	(2)
Lower income on 712 Fifth Avenue ($1,849 in 2019, compared to $3,901 in 2018) (3)	(2,052)
Other, net	(158)
Total decrease	$(8,174)

(1)	Includes 111 Sutter Street (acquired in February 2019), 55 Second Street (acquired in August 2019) and Market Center (acquired in December 2019).
(2)	Results primarily from depreciation and amortization expense.
(3)

Primarily resulted from lower cash distributions in the year ended December 31, 2019 (since we only recognize earnings from 712 Fifth Avenue to the extent we receive cash distributions from the joint venture).

Loss from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $343,000 for the year ended December 31, 2019, compared to $269,000 for the year ended December 31, 2018, an increase in loss of $74,000.

Interest and Other Income, net

Interest and other income was $9,844,000 for the year ended December 31, 2019, compared to $8,117,000 for the year ended December 31, 2018, an increase of $1,727,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$4,828
Decrease in preferred equity investment income ($454 in 2019, compared to $3,655 in 2018) (1)	(3,201)
Other, net	100
Total increase	$1,727

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share is $111 and $890 for the years ended December 31, 2019 and 2018, respectively. On March 1, 2019, our only remaining preferred equity investment was redeemed.

Interest and Debt Expense

Interest and debt expense was $156,679,000 for the year ended December 31, 2019, compared to $147,653,000 for the year ended December 31, 2018, an increase of $9,026,000. This increase resulted from (i) $8,215,000 of expense from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019 and (ii) higher interest on variable rate debt due to an increase in average LIBOR rates in the year ended December 31, 2019 compared to 2018.

Loss on Early Extinguishment of Debt

In the year ended December 31, 2019, we recognized an $11,989,000 loss on early extinguishment of debt comprised primarily of swap breakage costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

Real Estate Impairment loss

In the years ended December 31, 2019 and 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio and recorded non-cash impairment losses of $42,000,000 and $46,000,000, respectively. The non-cash impairment losses were determined based on the excess of the assets’ carrying value over its estimated fair value.

Gain on Sale of Real Estate

In the year ended December 31, 2019, we recognized a $1,140,000 gain on sale of Liberty Place, which was sold for $154,500,000 in September 2019. In the year ended December 31, 2018, we recognized a $36,845,000 gain on sale of real estate, comprised of (i) a $35,836,000 gain on sale of 2099 Pennsylvania Avenue, which was sold for $219,900,000 in August 2018 and (ii) a $1,009,000 gain on sale of 425 Eye Street, which was sold for $157,000,000 in September 2018.

Income Tax Expense

Income tax expense was $312,000 for the year ended December 31, 2019, compared to $3,139,000 for the year ended December 31, 2018, a decrease of $2,827,000. This decrease was primarily due to (i) $1,248,000 of “sting” taxes in connection with the sale of real estate in the year ended December 31, 2018 and (ii) lower taxable income on our taxable REIT subsidiaries in the year ended December 31, 2019.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interest in consolidated joint ventures was $11,022,000 for the year ended December 31, 2019, compared to $8,182,000 for the year ended December 31, 2018, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $2,840,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($1,786 of income in 2019, compared to $1,437 of loss in 2018)	$3,223	(1)
Other, net	(383)
Total increase	$2,840

(1)	Primarily due to an increase in occupancy.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $313,000 for the year ended December 31, 2019, compared to $720,000 for the year ended December 31, 2018, a decrease in income attributable to the noncontrolling interests of $407,000.

Net (Loss) Income Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $4,039,000 for the year ended December 31, 2019, compared to net income of $944,000 for the year ended December 31, 2018, a decrease in income attributable to noncontrolling interests of $4,983,000. This decrease resulted from a lower net income subject to allocation to the unitholders of the Operating Partnership for the year ended December 31, 2019.

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

As of December 31, 2019, we had approximately $1.3 billion of liquidity comprised of $306,215,000 of cash and cash equivalents, $25,272,000 of restricted cash and $963,082,000 of borrowing capacity under our revolving credit facility. As of December 31, 2019, our outstanding consolidated debt aggregated $3.85 billion, including $36,918,000 outstanding under our revolving credit facility as of December 31, 2019 and none of our debt matures until 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our $1.0 billion revolving credit facility matures in January 2022 and has two six-month extension options. The interest rate on the facility, at current leverage levels, is LIBOR plus 115 basis points and has a 20 basis points facility fee. We also have an option, subject to customary conditions and incremental lender commitments, to increase the capacity under the facility to $1.5 billion at any time prior to the maturity date of the facility. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, however, the leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed charge ratio of at least 1.50, (iv) an unsecured leverage ratio to not exceed 60%, however, the unsecured leverage ratio may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On December 13, 2019, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the fourth quarter ended December 31, 2019, which was paid on January 15, 2020 to stockholders of record as of the close of business on December 31, 2019. During 2019, we paid an aggregate of $103,111,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations. If we were to continue our current dividend policy for all of 2020, we would pay out approximately $102,000,000 to common stockholders and unitholders during 2020.

Contractual Obligations

The following table provides a summary of our contractual obligations and commitments as of December 31, 2019.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,828,238	$108,226	$1,069,492	$688,102	$1,962,418
Unconsolidated debt (including interest expense) (1)	717,660	20,875	71,137	104,919	520,729
Tenant obligations	83,476	73,501	9,730	245	-
Construction	34,726	30,957	3,769	-	-
Leasing commissions	6,886	4,780	2,106	-	-
Other	8,552	63	131	139	8,219
Total (2)	$4,679,538	$238,402	$1,156,365	$793,405	$2,491,366

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2019 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our properties.

Off Balance Sheet Arrangements

As of December 31, 2019, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness, of which our share was $603,525,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22 or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. We have not repurchased any of our common stock under the new program. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2019, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $43,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $331,487,000, $365,409,000, $250,425,000 and $192,339,000 as of December 31, 2019, 2018, 2017 and 2016, respectively. Cash and cash equivalents and restricted cash decreased by $33,922,000 for the year ended December 31, 2019 and increased by $114,984,000 and $58,086,000 for the years ended December 31, 2018 and 2017, respectively. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$285,441	$156,523	$190,111
Investing activities	(323,440)	156,610	295,731
Financing activities	4,077	(198,149)	(427,756)

Operating Activities

Year Ended December 31, 2019 – We generated $285,441,000 of cash from operating activities for the year ended December 31, 2019, primarily from (i) net income of $248,909,000 (before $237,652,000 of noncash adjustments, a $42,000,000 real estate impairment loss and a $1,140,000 gain on sale of real estate), (ii) $5,620,000 of distributions from unconsolidated joint ventures and real estate funds, (iii) $2,339,000 repayment of accrued interest on preferred equity investment, and (iv) $28,573,000 of net changes in operating assets and liabilities. Noncash adjustments of $237,652,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Year Ended December 31, 2018 – We generated $156,523,000 of cash from operating activities for the year ended December 31, 2018, primarily from (i) $240,615,000 of net income (before $212,467,000 of noncash adjustments, a $46,000,000 real estate impairment loss and $36,845,000 of gains on sale of real estate) and (ii) $6,537,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $90,629,000 of net changes in operating assets and liabilities. Noncash adjustments of $212,467,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation. The changes in operating assets and liabilities were primarily due to prepaid real estate taxes of $57,905,000 and additions to deferred charges of $31,861,000.

Year Ended December 31, 2017 – We generated $190,111,000 of cash from operating activities for the year ended December 31, 2017, primarily from (i) $198,845,000 of net income (before $225,658,000 of noncash adjustments and $133,989,000 of gains on sale of real estate) and (ii) $6,042,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $14,776,000 of net changes in operating assets and liabilities. Noncash adjustments of $225,658,000 were primarily comprised of depreciation and amortization, income from unconsolidated joint ventures, straight-lining of rental income, amortization of above and below market leases, impairment loss on preferred equity investment and amortization of stock-based compensation.

Investing Activities

Year Ended December 31, 2019 –We used $323,440,000 of cash for investing activities for the year ended December 31, 2019, primarily due to (i) $368,852,000 for investments in and contributions of capital to unconsolidated joint ventures, (ii) $103,916,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $36,918,000 for net amounts due from affiliates, and (iv) $1,861,000 of net distributions from and contributions to unconsolidated real estate funds, partially offset by (v) $150,307,000 of proceeds from the sale of real estate, (vi) $33,750,000 from the redemption of preferred equity investment and (vii) $4,050,000 for net sales of marketable securities (which are held in our deferred compensation plan).

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

Financing Activities

Year Ended December 31, 2019 – We generated $4,077,000 of cash from financing activities for the year ended December 31, 2019, primarily from (i) $1,259,843,000 of proceeds from notes and mortgages payable, primarily from the refinancing of 1633 Broadway and (ii) $36,918,000 of net borrowings under the revolving credit facility, partially offset by (iii) $1,050,000,000 of repayment of notes and mortgages payable in connection with the refinancing of 1633 Broadway, (iv) $103,111,000 for dividends and distributions paid to common stockholders and unitholders, (v) $97,461,000 for the repurchases of common shares, (vi) $30,250,000 in net contributions and distributions to non-controlling interests, (vii) $10,131,000 in debt issuance and other costs, (viii) $1,000,000 for the acquisition of non-controlling interest in consolidated real estate fund, and (ix) $731,000 of loss on early extinguishment of debt.

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

Year Ended December 31, 2017 – We used $427,756,000 of cash for financing activities for the year ended December 31, 2017, primarily due to (i) $1,044,821,000 for repayments of notes and mortgages payable and $7,877,000 for loss on early extinguishment of debt, primarily for the early repayments of One Market Plaza, 1899 Pennsylvania Avenue and Liberty Place loans, (ii) $290,000,000 for repayments of the amounts borrowed under the revolving credit facility, (iii) $119,251,000 for distributions to noncontrolling interests, (iv) $100,780,000 for dividends and distributions paid to common stockholders and unitholders, (v) $19,425,000 for the settlement of swap liabilities, and (vi) $7,490,000 for the payment of debt issuance costs and other, partially offset by (vii) $991,556,000 of proceeds from notes and mortgages payable, primarily from the refinancing of One Market Plaza, (viii) $100,777,000 of contributions from noncontrolling interests, primarily from the acquisition of 300 Mission Street, (ix) $60,000,000 of borrowings under the revolving credit facility and (x) $9,555,000 from the refund of transfer taxes.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenues less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present our share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(29,603)	$18,634	$36,560	$(33,811)	$(50,986)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	248,347	159,054	77,813	8,243	3,237
General and administrative	68,556	-	-	-	68,556
Interest and debt expense	156,679	103,052	49,412	-	4,215
Loss on early extinguishment of debt	11,989	11,989	-	-	-
Income tax expense	312	-	28	-	284
NOI from unconsolidated joint ventures	22,409	13,151	9,065	-	193
Fee income	(22,744)	-	-	-	(22,744)
Interest and other (income) loss, net	(9,844)	6	(784)	-	(9,066)
Real estate impairment loss	42,000	-	-	42,000	-
Gain on sale of real estate	(1,140)	-	-	(1,140)	-
Other, net	7,048	(1,298)	5,964	-	2,382
NOI	494,009	304,588	178,058	15,292	(3,929)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,620)	-	(72,620)	-	-
Consolidated real estate fund	126	-	-	-	126
Paramount's share of NOI	$421,515	$304,588	$105,438	$15,292	$(3,803)

NOI	$494,009	$304,588	$178,058	$15,292	$(3,929)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(45,252)	(33,359)	(12,222)	328	1
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(11,807)	1,745	(13,658)	106	-
Cash NOI	436,950	272,974	152,178	15,726	(3,928)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(62,889)	-	(62,889)	-	-
Consolidated real estate fund	126	-	-	-	126
Paramount's share of Cash NOI	$374,187	$272,974	$89,289	$15,726	$(3,802)

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$18,993	$35,209	$30,223	$5,578	$(52,017)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	258,225	154,820	83,346	17,357	2,702
General and administrative	57,563	-	-	-	57,563
Interest and debt expense	147,653	93,359	49,207	-	5,087
Income tax expense	3,139	-	9	-	3,130
NOI from unconsolidated joint ventures	20,730	20,395	-	-	335
Fee income	(18,629)	-	-	-	(18,629)
Interest and other income, net	(8,117)	-	(757)	(181)	(7,179)
Real estate impairment loss	46,000	-	-	46,000	-
Gain on sale of real estate	(36,845)	-	-	(36,845)	-
Other, net	(1,728)	(3,383)	-	-	1,655
NOI	486,984	300,400	162,028	31,909	(7,353)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(69,017)	-	(69,017)	-	-
Consolidated real estate funds	11	-	-	-	11
Paramount's share of NOI	$417,978	$300,400	$93,011	$31,909	$(7,342)

NOI	$486,984	$300,400	$162,028	$31,909	$(7,353)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(59,122)	(41,151)	(16,252)	(1,712)	(7)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(15,408)	2,154	(16,155)	(1,407)	-
Cash NOI	412,454	261,403	129,621	28,790	(7,360)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(56,552)	-	(56,552)	-	-
Consolidated real estate funds	11	-	-	-	11
Paramount's share of Cash NOI	$355,913	$261,403	$73,069	$28,790	$(7,349)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$107,176	$27,031	$5,727	$126,054	$(51,636)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	266,037	153,337	89,088	21,484	2,128
General and administrative	61,577	-	-	-	61,577
Interest and debt expense	143,762	89,358	45,366	2,724	6,314
Loss on early extinguishment of debt	7,877	-	2,715	5,162	-
Income tax expense	5,177	-	2	-	5,175
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
Fee income	(24,212)	-	-	-	(24,212)
Interest and other loss (income), net	9,031	(113)	(325)	(40)	9,509
Gain on sale of real estate	(133,989)	-	-	(110,583)	(23,406)
Other, net	(13,817)	(19,920)	(1,802)	-	7,905
NOI	448,262	268,836	140,771	44,801	(6,146)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(55,464)	-	(55,464)	-	-
Consolidated real estate funds	(154)	-	-	-	(154)
Paramount's share of NOI	$392,644	$268,836	$85,307	$44,801	$(6,300)

NOI	$448,262	$268,836	$140,771	$44,801	$(6,146)
Less:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(54,886)	(38,293)	(15,592)	(979)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(18,912)	4,737	(21,456)	(2,193)	-
Cash NOI	374,464	235,280	103,723	41,629	(6,168)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(42,325)	-	(42,325)	-	-
Consolidated real estate funds	(154)	-	-	-	(154)
Paramount's share of Cash NOI	$331,985	$235,280	$61,398	$41,629	$(6,322)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2019 and 2018. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the year
ended December 31, 2019 (1)	$421,515	$304,588	$105,438	$15,292	$(3,803)
Acquisitions (2)	(9,065)	-	(9,065)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(3,473)	(2,346)	(1,127)	-	-
Other, net	464	473	(9)	-	-
Paramount's share of Same Store NOI for
the year ended December 31, 2019	$409,441	$302,715	$95,237	$15,292	$(3,803)

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of NOI for the year
ended December 31, 2018 (1)	$417,978	$300,400	$93,011	$31,909	$(7,342)
Acquisitions	-	-	-	-	-
Dispositions (3)	(15,263)	-	-	(15,263)	-
Lease termination income (including our share of unconsolidated joint ventures)	(4,303)	(3,526)	(777)	-	-
Other, net	320	316	4	-	-
Paramount's share of Same Store NOI for
the year ended December 31, 2018	$398,732	$297,190	$92,238	$16,646	$(7,342)

Increase (decrease) in Same Store NOI	$10,709	$5,525	$2,999	$(1,354)	$3,539

% Increase (decrease)	2.7%	1.9%	3.3%	(8.1%)

(1)	See page 62 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (111 Sutter Street, 55 Second Street and Market Center in San Francisco) for the months they were not owned by us in both reporting periods.

(3)

Represents our share of NOI attributable to sold properties (2099 Pennsylvania Avenue, 425 Eye Street and Liberty Place in Washington, D.C.) for the months they were not owned by us in both reporting periods.

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the year
ended December 31, 2019 (1)	$374,187	$272,974	$89,289	$15,726	$(3,802)
Acquisitions (2)	(6,363)	-	(6,363)	-	-
Dispositions	-	-	-	-	-
Lease termination income (including our share
of unconsolidated joint ventures)	(3,473)	(2,346)	(1,127)	-	-
Other, net	464	473	(9)	-	-
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2019	$364,815	$271,101	$81,790	$15,726	$(3,802)

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Paramount's share of Cash NOI for the year
ended December 31, 2018 (1)	$355,913	$261,403	$73,069	$28,790	$(7,349)
Acquisitions	-	-	-	-	-
Dispositions (3)	(12,055)	-	-	(12,055)	-
Lease termination income (including our share
of unconsolidated joint ventures)	(4,303)	(3,526)	(777)	-	-
Other, net	320	316	4	-	-
Paramount's share of Same Store Cash NOI
for the year ended December 31, 2018	$339,875	$258,193	$72,296	$16,735	$(7,349)

Increase (decrease) in Same Store Cash NOI	$24,940	$12,908	$9,494	$(1,009)	$3,547

% Increase (decrease)	7.3%	5.0%	13.1%	(6.0%)

(1)	See page 62 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (111 Sutter Street, 55 Second Street and Market Center in San Francisco) for the months they were not owned by us in both reporting periods.

(3)

Represents our share of Cash NOI attributable to sold properties (2099 Pennsylvania Avenue, 425 Eye Street and Liberty Place in Washington, D.C.) for the months they were not owned by us in both reporting periods.

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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2019	2018	2017
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(29,603)	$18,993	$107,176
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	266,119	266,236	273,938
Real estate impairment loss	42,000	46,000	-
Gain on sale of depreciable real estate	(1,140)	(36,845)	(110,583)
FFO	277,376	294,384	270,531
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(46,527)	(45,622)	(19,748)
Consolidated real estate fund	(313)	(720)	(20,132)
Operating Partnership	(22,349)	(23,577)	(25,093)
FFO attributable to common stockholders	$208,187	$224,465	$205,558
Per diluted share	$0.90	$0.94	$0.87

FFO	$277,376	$294,384	$270,531
Non-core items:
Loss on early extinguishment of debt	11,989	-	7,877
Non-cash write-off of deferred financing costs	8,215	-	-
Our share of (distributions received from 712 Fifth Avenue in excess of earnings) and earnings in excess of distributions received	(2,038)	2,727	(14,205)
After-tax net gain on sale of residential condominium land parcel	-	-	(21,568)
Valuation allowance on preferred equity investment	-	-	19,588
Severance costs	-	-	2,626
Unrealized gain on interest rate swaps (including our share of unconsolidated joint ventures)	-	-	(2,750)
Other, net	2,881	3,279	8,407
Core FFO	298,423	300,390	270,506
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(46,527)	(45,622)	(35,022)
Consolidated real estate fund	(313)	(720)	156
Operating Partnership	(24,419)	(24,148)	(25,568)
Core FFO attributable to common stockholders	$227,164	$229,900	$210,072
Per diluted share	$0.98	$0.96	$0.89

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	231,538,065	239,526,694	236,372,801
Effect of dilutive securities	35,323	28,942	28,747
Denominator for FFO per diluted share	231,573,388	239,555,636	236,401,548

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2019.

Property	Rate	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$1,250,000	$1,250,000	$1,240,910
1301 Avenue of the Americas	3.05%	-	500,000	-	-	-	-	500,000	498,822
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	508,312
One Market Plaza	4.03%	-	-	-	-	975,000	-	975,000	1,009,106
300 Mission Street	3.65%	-	-	-	234,643	-	-	234,643	238,619
Total Fixed Rate Debt	3.45%	$-	$500,000	$-	$234,643	$975,000	$1,750,000	$3,459,643	$3,495,769

Variable Rate Debt:
1301 Avenue of the Americas	3.55%	$-	$350,000	$-	$-	$-	$-	$350,000	$352,497
Revolving Credit Facility	2.94%	-	-	36,918	-	-	-	36,918	36,919
Total Variable Rate Debt	3.49%	$-	$350,000	$36,918	$-	$-	$-	$386,918	$389,416

Total Consolidated Debt	3.46%	$-	$850,000	$36,918	$234,643	$975,000	$1,750,000	$3,846,561	$3,885,185

In addition to the above, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness as of December 31, 2019, of which our share was $603,525,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2019			December 31, 2018
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$386,918	3.49%	$3,869	$396,800	4.17%
Fixed rate	2,800,724	3.34%	-	2,548,658	3.59%
	$3,187,642	3.36%	$3,869	$2,945,458	3.67%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$99,748	3.96%	$997	$28,808	4.91%
Fixed rate	503,777	3.30%	-	152,071	3.41%
	$603,525	3.41%	$997	$180,879	3.65%

Noncontrolling interests' share of above			$(478)
Total change in annual net income			$4,388
Per diluted share			$0.02

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Asset Impairment – Holding Period – Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company’s real estate properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment analyses are based on the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. The Company uses significant judgment in assessing events or circumstances, which might indicate impairment, including but not limited to, changes in management’s intended holding periods. Such changes have a significant impact on the estimates of fair value, which are determined using discounted cash flow models.

Evaluating the judgments made by the Company in determining the hold period for real estate assets as part of their impairment analyses involved especially subjective judgment. This required a high degree of auditor judgment and extensive auditor effort, especially given the inherent unpredictability involved in the timing of sales of real estate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s intended holding periods included, among others, the following:

•

We tested the effectiveness of controls over management’s identification of changes in circumstances that could indicate the carrying amounts of real estate assets may not be recoverable, including controls over management’s assessment of significant judgments; specifically, the determination of whether a property was intended to be sold or otherwise disposed of.

•	We evaluated the reasonableness of management’s assertions regarding the intended holding period of its real estate assets, more specifically by performing the following:

o

Engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer, and inspected Board of Directors meeting minutes regarding the assumptions utilized in the determination of intended holding periods, and evaluated audit evidence to determine whether it supported or contradicted the conclusions reached by management.

o	Corroborated whether an asset is being actively marketed for sale with external tools utilized by our valuation specialists, including industry intelligence and marketing platforms.

o	Searched public records for indications of whether assets may be actively marketed for sale.

Variable Interest Entities and Investments in Real Estate Joint Ventures – Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

The Company routinely invests in joint ventures that own real estate. Such joint ventures may meet the definition of a variable interest entity.  The Company consolidates variable interest entities in which the Company is considered the primary beneficiary. The Company accounts for investments under the equity method when the requirements for consolidation are not met and the Company has significant influence over the operations of the entity. During 2019, the Company acquired three new investments in real estate through joint ventures and performed assessments on whether the Company should consolidate or account for such investments under the equity method.

Evaluating whether a joint venture meets the definition of a variable interest entity and whether the Company’s involvement conveys control over the joint venture is especially complex and involved especially subjective judgment. This required a high degree of auditor judgment and extensive auditor effort when auditing management’s consolidation conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of whether the joint venture meets the definition of a variable interest entity and whether the Company’s investment conveys control over the operations of the joint venture included the following, among others:

•

We tested the effectiveness of controls over management’s evaluation of the form of its ownership interest, the Company’s representation in the joint venture’s governance, the size of the Company’s investment, and the rights of the other investors to participate in the decision-making process.

•

We obtained and read each of the joint venture partnership agreements and related agreements, when applicable, to understand the design and purpose of the joint venture, the rights conveyed through major decisions of the partnership, and the Company’s role or representation in the joint venture structure.

•

We evaluated management’s judgments related to significant activities affecting the joint venture and decision-making rights of the Company through corroborative inquiry of other members of management involved in the design and operations of the joint venture.

•	We evaluated the Company’s judgments used to determine the sufficiency of equity at risk within the joint venture, including estimates of future cash flows, as applicable.

•

We evaluated the Company’s application of relevant accounting guidance to determine whether the entity is a variable interest entity and whether the decision-making rights within the joint venture’s partnership agreements convey control to the Company through its investment.

/s/ DELOITTE & TOUCHE LLP

New York, NY

February 12, 2020

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2019	December 31, 2018
Real estate, at cost
Land	$2,002,425	$2,065,206
Buildings and improvements	5,981,711	6,036,445
	7,984,136	8,101,651
Accumulated depreciation and amortization	(790,216)	(644,639)
Real estate, net	7,193,920	7,457,012
Cash and cash equivalents	306,215	339,653
Restricted cash	25,272	25,756
Investments in unconsolidated joint ventures	449,180	78,863
Investments in unconsolidated real estate funds	10,317	10,352
Preferred equity investments	-	36,042
Accounts and other receivables, net of allowance of $593 in 2018	19,231	20,076
Due from affiliates	36,918	-
Deferred rent receivable	305,794	267,456
Deferred charges, net of accumulated amortization of $42,670 and $30,129	127,171	117,858
Intangible assets, net of accumulated amortization of $270,913 and $245,444	208,744	270,445
Other assets	51,373	132,465
Total assets (1)	$8,734,135	$8,755,978

Liabilities and Equity
Notes and mortgages payable, net of deferred financing costs of $25,792 and $32,883	$3,783,851	$3,566,917
Revolving credit facility	36,918	-
Accounts payable and accrued expenses	117,356	124,334
Dividends and distributions payable	25,255	25,902
Intangible liabilities, net of accumulated amortization of $100,881 and $89,200	73,789	95,991
Other liabilities	66,004	51,170
Total liabilities (1)	4,103,173	3,864,314
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 227,432,030 and 233,135,704 shares in 2019 and 2018, respectively	2,274	2,329
Additional paid-in-capital	4,133,184	4,201,756
Earnings less than distributions	(349,557)	(219,906)
Accumulated other comprehensive (loss) income	(171)	16,621
Paramount Group, Inc. equity	3,785,730	4,000,800
Noncontrolling interests in:
Consolidated joint ventures	360,778	394,995
Consolidated real estate fund	72,396	66,887
Operating Partnership (24,758,472 and 25,127,003 units outstanding)	412,058	428,982
Total equity	4,630,962	4,891,664
Total liabilities and equity	$8,734,135	$8,755,978

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.2% as of December 31, 2019. The assets and liabilities of the Operating Partnership, as of December 31, 2019, include $1,959,266 and $1,273,464 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2019	2018	2017
Revenues:
Rental revenue	$734,477	$727,295	$683,490
Fee and other income	34,703	31,666	35,477
Total revenues	769,180	758,961	718,967
Expenses:
Operating	274,836	274,078	266,136
Depreciation and amortization	248,347	258,225	266,037
General and administrative	68,556	57,563	61,577
Transaction related costs	1,999	1,471	2,027
Total expenses	593,738	591,337	595,777
Other income (expense):
(Loss) income from unconsolidated joint ventures	(4,706)	3,468	20,185
Loss from unconsolidated real estate funds	(343)	(269)	(6,143)
Interest and other income (loss), net	9,844	8,117	(9,031)
Interest and debt expense	(156,679)	(147,653)	(143,762)
Loss on early extinguishment of debt	(11,989)	-	(7,877)
Real estate impairment loss	(42,000)	(46,000)	-
Gain on sale of real estate	1,140	36,845	133,989
Unrealized gain on interest rate swaps	-	-	1,802
Net (loss) income before income taxes	(29,291)	22,132	112,353
Income tax expense	(312)	(3,139)	(5,177)
Net (loss) income	(29,603)	18,993	107,176
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(11,022)	(8,182)	10,365
Consolidated real estate fund	(313)	(720)	(19,797)
Operating Partnership	4,039	(944)	(11,363)
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$86,381

(Loss) income per Common Share - Basic:
(Loss) income per common share	$(0.16)	$0.04	$0.37
Weighted average shares outstanding	231,538,065	239,526,694	236,372,801

(Loss) income per Common Share - Diluted:
(Loss) income per common share	$(0.16)	$0.04	$0.37
Weighted average shares outstanding	231,538,065	239,555,636	236,401,548

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net (loss) income	$(29,603)	$18,993	$107,176
Other comprehensive (loss) income:
Change in value of interest rate swaps	(28,069)	7,273	10,618
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	206	(129)	160
Comprehensive (loss) income	(57,466)	26,137	117,954
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(11,022)	(8,182)	10,365
Consolidated real estate fund	(360)	(665)	(19,797)
Operating Partnership	6,726	(1,605)	(12,430)
Comprehensive (loss) income attributable to common stockholders	$(62,122)	$15,685	$96,092

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2016	230,015	$2,300	$4,116,987	$(129,654)	$372	$253,788	$64,793	$577,361	$4,885,947
Net income (loss)	-	-	-	86,381	-	(10,365)	19,797	11,363	107,176
Common shares issued upon redemption of common units	10,359	103	172,625	-	-	-	-	(172,728)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	53	-	-	(154)	-	-	-	-	(154)
Dividends and distributions ($0.38 per share and unit)	-	-	-	(90,266)	-	-	-	(10,574)	(100,840)
Contributions from noncontrolling interests	-	-	-	-	-	96,472	4,305	-	100,777
Distributions to noncontrolling interests	-	-	-	-	-	(44,905)	(74,346)	-	(119,251)
Consolidation of 300 Mission Street	-	-	-	-	-	110,007	-	-	110,007
Change in value of interest rate swaps	-	-	-	-	9,559	-	-	1,059	10,618
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	152	-	-	8	160
Amortization of equity awards	-	-	3,085	-	-		-	15,705	18,790
Other	-	-	5,251	-	-	-	-	3,603	8,854
Balance as of December 31, 2017	240,427	2,403	4,297,948	(133,693)	10,083	404,997	14,549	425,797	5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	2,403	4,297,948	(133,164)	10,083	404,997	21,106	425,797	5,029,170
Net income	-	-	-	9,147	-	8,182	720	944	18,993
Common shares issued upon redemption of common units	203	2	3,459	-	-	-	-	(3,461)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	61	-	-	(213)	-	-	-	-	(213)
Repurchases of common shares	(7,555)	(76)	(105,307)	-	-	-	-	-	(105,383)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(95,506)	-	-	-	(10,240)	(105,746)
Contributions from noncontrolling interests	-	-	-	-	-	-	45,116	.	45,116
Distributions to noncontrolling interests	-	-	-	-	-	(18,184)	-	-	(18,184)
Change in value of interest rate swaps	-	-	-	-	6,605	-	-	668	7,273
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(67)	-	(55)	(7)	(129)
Amortization of equity awards	-	-	2,943	-	-	-	-	17,994	20,937
Other	-	-	2,713	(170)	-	-	-	(2,713)	(170)
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net (loss) income	-	-	-	(36,899)	-	11,022	313	(4,039)	(29,603)
Common shares issued upon redemption of common units	1,409	14	24,016	-	-	-	-	(24,030)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	46	3	-	(327)	-	-	-	-	(324)
Repurchases of common shares	(7,159)	(72)	(94,545)	-	-	-	-	-	(94,617)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(92,425)	-	-	-	(10,039)	(102,464)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,989	-	14,989
Distributions to noncontrolling interests	-	-	-	-	-	(45,239)	-	-	(45,239)
Change in value of interest rate swaps	-	-	-	-	(25,367)	-	-	(2,702)	(28,069)
Settlement of interest rate swap liabilities	-	-	-	-	8,431	-	-	2,827	11,258
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	144	-	47	15	206
Amortization of equity awards	-	-	2,564	-	-	-	-	20,437	23,001
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Other	-	-	(607)	-	-	-	-	607	-
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962

See notes to consolidated financial statements.

 PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(29,603)	$18,993	$107,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	248,347	258,225	266,037
Straight-lining of rental revenue	(43,679)	(59,061)	(54,453)
Real estate impairment loss	42,000	46,000	-
Amortization of stock-based compensation expense	22,860	19,646	15,922
Amortization of deferred financing costs	19,323	11,023	11,188
Amortization of above and below-market leases, net	(10,991)	(16,059)	(19,523)
Loss (income) from unconsolidated joint ventures	4,706	(3,468)	(20,185)
Distributions of earnings from unconsolidated joint ventures	4,067	6,207	5,700
Realized and unrealized (gains) losses on marketable securities	(3,027)	1,604	(4,664)
Repayment of accrued interest on preferred equity investment	2,339	-	-
Distributions of earnings from unconsolidated real estate funds	1,553	330	342
Gain on sale of real estate	(1,140)	(36,845)	(133,989)
Loss on early extinguishment of debt	731	-	7,877
Loss from unconsolidated real estate funds	343	269	6,143
Other non-cash adjustments	(961)	288	(470)
Valuation allowance on preferred equity investment	-	-	19,588
Unrealized gain on interest rate swaps	-	-	(1,802)
Changes in operating assets and liabilities:
Accounts and other receivables	845	(2,994)	(1,000)
Deferred charges	(23,029)	(31,861)	(33,295)
Other assets	57,318	(57,216)	10,243
Accounts payable and accrued expenses	(8,949)	4,200	6,305
Other liabilities	2,388	(2,758)	2,971
Net cash provided by operating activities	285,441	156,523	190,111

Cash Flows from Investing Activities:
Investment in and contributions of capital to unconsolidated joint ventures	(368,852)	(29,883)	(28,791)
Due from affiliates	(217,918)	-	-
Repayment of amounts due from affiliates	181,000	-	-
Proceeds from sale of real estate	150,307	349,013	540,333
Additions to real estate	(103,916)	(137,915)	(86,434)
Redemption of preferred equity investment	33,750	-	-
Sales of marketable securities	19,282	24,794	27,261
Purchases of marketable securities	(15,232)	(20,019)	(29,248)
Contributions of capital to unconsolidated real estate funds	(3,937)	(3,779)	(790)
Distributions of capital from unconsolidated real estate funds	2,076	79	14,584
Escrow deposits and loans receivable for Residential Development Fund	-	(15,680)	-
Real estate acquisition deposits	-	(10,000)	-
Acquisitions of real estate	-	-	(161,184)
Distributions of capital from unconsolidated joint ventures	-	-	20,000
Net cash (used in) provided by investing activities	(323,440)	156,610	295,731

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Cash Flows from Financing Activities:
Proceeds from notes and mortgages payable	$1,259,843	$16,700	$991,556
Repayments of notes and mortgages payable	(1,050,000)	-	(1,044,821)
Borrowings under revolving credit facility	231,918	-	60,000
Repayment of borrowings under revolving credit facility	(195,000)	-	(290,000)
Repurchases of common shares	(97,137)	(102,863)	-
Dividends paid to common stockholders	(93,038)	(94,991)	(89,276)
Distributions to noncontrolling interests	(45,239)	(18,184)	(119,251)
Contributions from noncontrolling interests	14,989	45,116	100,777
Debt issuance costs and other	(10,131)	(6,564)	(7,490)
Distributions paid to common unitholders	(10,073)	(10,064)	(11,504)
Acquisition of noncontrolling interest in consolidated real estate fund	(1,000)	-	-
Loss on early extinguishment of debt	(731)	-	(7,877)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(324)	-	-
Repayment of loans to affiliates	-	(27,299)	-
Transfer tax refund in connection with the acquisition of noncontrolling interests	-	-	9,555
Settlement of interest rate swap liabilities	-	-	(19,425)
Net cash provided by (used in) financing activities	4,077	(198,149)	(427,756)

Net (decrease) increase in cash and cash equivalents and restricted cash	(33,922)	114,984	58,086
Cash and cash equivalents and restricted cash at beginning of period	365,409	250,425	192,339
Cash and cash equivalents and restricted cash at end of period	$331,487	$365,409	$250,425

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$339,653	$219,381	$162,965
Restricted cash at beginning of period	25,756	31,044	29,374
Cash and cash equivalents and restricted cash at beginning of period	$365,409	$250,425	$192,339

Cash and cash equivalents at end of period	$306,215	$339,653	$219,381
Restricted cash at end of period	25,272	25,756	31,044
Cash and cash equivalents and restricted cash at end of period	$331,487	$365,409	$250,425

Supplemental Disclosure of Cash Flows Information:
Cash payments for interest	$139,130	$136,452	$132,361
Cash payments for income taxes, net of refunds	2,474	4,049	5,048

Non-Cash Transactions:
Change in value of interest rate swaps	$28,069	$(7,273)	$(10,618)
Dividends and distributions declared but not yet paid	25,255	25,902	25,211
Common shares issued upon redemption of commons units	24,030	3,461	172,728
Additions to real estate included in accounts payable and accrued expenses	21,566	19,872	10,413
Note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	8,771	-	-
Write-off of fully amortized and/or depreciated assets	8,727	4,158	9,684
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	-	7,086	-
Consolidation of real estate and real estate fund investments	-	-	102,512
Assumption of notes and mortgages payable	-	-	228,000

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City, San Francisco and Washington, D.C. As of December 31, 2019, our portfolio consisted of 14 Class A office properties aggregating approximately 13.1 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.2% of, the Operating Partnership as of December 31, 2019.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above-market leases and acquired in-place leases) and acquired liabilities (such as acquired below-market leases) and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases and acquired in-place leases) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize acquired above-market and below-market leases as a decrease or increase to rental revenue, respectively, over the lives of the respective leases. Amortization of acquired in-place leases is included as a component of “depreciation and amortization”.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Equity Investments

Preferred equity investments are comprised of investments in certain partnerships that own real estate. We evaluate the collectability of preferred equity investments when changes in events or circumstances, including delinquencies, loss experience and collateral quality, indicate that it is probable we will be unable to collect all amounts due under the contractual terms. If a preferred equity investment is considered impaired, a valuation allowance is measured and recorded based on the excess of the carrying amount of the investment over the net realizable value of the collateral.

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

Deferred Financing Costs Related to Notes and Mortgages Payable

Deferred financing costs related to notes and mortgages payable consists of fees and direct costs incurred in obtaining such financing and are recorded as a reduction of our notes and mortgages payable. Such costs are amortized over the terms of the related debt agreements and recognized as a component of “interest and debt expense” on our consolidated statements of income. Upon the early extinguishment of our notes and mortgages payable, any unamortized costs related to such notes and mortgages payable are written off as a component of “loss on early extinguishment of debt” on our consolidated statements of income.

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps. Interest rate swaps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. The changes in the fair value of interest rate swaps that are designated as hedges are recognized in “other comprehensive (loss) income” (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

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

The carrying value of marketable securities is determined using quoted prices in active markets. The carrying values of all other financial instruments on our consolidated balance sheets, including cash and cash equivalents, restricted cash, accounts and other receivables and accounts payable and accrued expenses, approximate their fair values due to the short-term nature of these instruments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Our revenues consist of rental revenues and revenues from contracts with customers.

Rental Revenue

Rental revenue is recognized in accordance with ASC Topic 842, Leases, and consists of (i) cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancelable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) amortization of acquired above and below-market leases, net, (iii) tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred and (iv) lease termination income. Our leases, which comprise the lease-up of office, retail and storage space to tenants, primarily under non-cancellable operating leases, have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and a number of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising.

We evaluate the collectibility of our tenant receivables for payments required under the lease agreements. If we determine that collectibility is not probable, the difference between rental revenue recognized and rental payments received is recorded as an adjustment to “rental revenue” in our consolidated statements of income.

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

Gains and Losses on Sale of Real Estate

Gains and losses on the sale of real estate are recognized pursuant to ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, when (i) we do not have a controlling financial interest in the buyer and (ii) the buyer has obtained control of the real estate asset. Any gain or loss on sale is measured based on the difference between the amount of consideration received and the carrying amount of the real estate assets, less costs to sell. For partial sale of real estate resulting in transfer of control, we measure any noncontrolling interest retained at fair value and recognize a gain or loss on the difference between fair value and the carrying amount of the real estate assets retained.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $242,000, $622,000 and $5,758,000 for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, our TRSs had combined deferred income tax benefit of $28,000 and $922,000 for the years ended December 31, 2019 and 2017, respectively, and a combined deferred income tax expense of $87,000 for the year ended December 31, 2018.

The following table reconciles net (loss) income attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net (loss) income attributable to Paramount Group, Inc.	$(36,899)	$9,147	$86,381
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(37,244)	(48,604)	(44,083)
Depreciation and amortization	79,750	92,512	96,991
Stock-based compensation	20,812	17,847	14,441
Real estate impairment loss	38,237	41,788	-
Gain on sale of real estate	12,107	(14,381)	(95,182)
Earnings of unconsolidated joint ventures, including real estate fund investments	4,597	179	(8,600)
Write-off of preferred equity investment	-	(3,574)	4,327
Unrealized gain on interest rate swaps	-	-	(860)
Other, net	8,156	(8,240)	398
Estimated taxable income	$89,516	$86,674	$53,813

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
	2019			2018			2017
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.323	(1)	80.7%	$0.286	(1)	72.4%	$0.195	(1)	51.3%
Long-term capital gain	0.062		15.5%	0.074		18.7%	0.034		8.9%
Return of capital	0.015		3.8%	0.035		8.9%	0.151		39.8%
Total	$0.400	(2)	100.0%	$0.395	(2)	100.0%	$0.380	(2)	100.0%

(1)	Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)

The fourth quarter dividends for the years ended December 31, 2019, 2018 and 2017 of $0.10, $0.10 and $0.095 per share, respectively, were paid in January of the subsequent years and are allocable to the subsequent years for federal income tax purposes.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Our reportable segments are separated by region based on the three regions  in which we conduct our business: New York , San Francisco and Washington D.C. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. See Note 24, Segments.

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

Recently Issued Accounting Pronouncements Not Materially Impacting Our Financial Statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, an update to ASC Topic 326, Financial Instruments – Credit Losses. ASU 2016- 13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. In November 2018, the FASB issued ASU 2018-19, which clarified that receivables arising from operating leases are not within the scope of ASC Topic 326, and instead, impairment of receivables arising from operating leases should be accounted for under the scope of ASC Topic 842, Leases. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13 by allowing entities to elect the fair value option on certain financial instruments. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We do not believe the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

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

In October 2018, the FASB issued ASU 2018-17, an update to ASC Topic 810, Consolidations. ASU 2018-17 requires reporting entities to consider indirect interests held by related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety in determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We do not believe the adoption of ASU 2018-17 will have an impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, an update to ASC Topic 740, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by (i) eliminating certain exceptions within ASC Topic 740 and (ii) clarifying and amending the existing guidance to enable consistent application of ASC Topic 740. ASU 2019-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2020, with early adoption permitted. We are evaluating the impact of ASU 2019-12 on our consolidated financial statements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Dispositions

Liberty Place

On September 26, 2019, we sold Liberty Place, a 172,000 square foot Class A office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000, which is included in “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2019.

2099 Pennsylvania Avenue

On August 9, 2018, we sold 2099 Pennsylvania Avenue, a 209,000 square foot Class A office building in Washington, D.C., for $219,900,000. In connection therewith, we recognized a gain of $35,836,000, which is included in “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2018.

425 Eye Street

On September 27, 2018, we sold 425 Eye Street, a 373,000 square foot Class A office building in Washington, D.C., for $157,000,000. In connection therewith, we recognized a gain of $1,009,000, which is included in “gain on sale of real estate” on our consolidated statement of income for the year ended December 31, 2018.

4.Investments in Unconsolidated Joint Ventures

111 Sutter Street

On February 7, 2019, we completed the acquisition of 111 Sutter Street, a 293,000 square foot Class A office building in San Francisco, California. Simultaneously with closing, we brought in a joint venture partner to acquire 51.0% of the equity interest. We have retained the remaining 49.0% equity interest and manage and lease the asset. The purchase price was $227,000,000. In connection with the acquisition, the joint venture completed a $138,200,000 financing of the property. The four-year loan is interest only at LIBOR plus 215 basis points and has three one-year extension options. We began accounting for our investment in 111 Sutter Street, under the equity method, from the date of the acquisition.

One Steuart Lane

Prior to 2019, our consolidated Residential Development Fund (“RDF”), in which we have a 7.4% interest, owned a 25.0% economic interest in One Steuart Lane, a residential condo development project (the “project”) in San Francisco, California. Accordingly, prior to 2019, our economic interest in the project was 1.9%. In March 2019 and again in September 2019, RDF acquired an additional 10.0% economic interest in the project, in two separate transactions, for an aggregate of $19,110,000. Subsequent to these transactions, RDF economic interest in the project increased to 35.0% and our economic interest (based on our 7.4% ownership) increased to 2.6%. We continue to consolidate our 7.4% interest in RDF and reflect the 92.6% interest we do not own as “noncontrolling interests” in our consolidated financial statements.

55 Second Street

On August 21, 2019, we acquired a 44.1% equity interest in a joint venture that owns 55 Second Street, a 384,000 square foot Class A office building in San Francisco, California. The transaction valued the property at $401,700,000. In connection with the acquisition, the joint venture assumed the existing $137,500,000 mortgage loan and upsized it by an additional $50,000,000. The $187,500,000 mortgage loan is interest only at a fixed rate of 3.88% and matures in October 2026. We began accounting for our investment in 55 Second Street, under the equity method of accounting, from the date of the acquisition.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Center

On December 11, 2019, we completed the acquisition of Market Center, a two-building Class A office complex comprising 747,000 square feet, in San Francisco, California, through a joint venture in which we own a 67.0% interest. The transaction valued the property at $722,000,000. In connection with the acquisition, the joint venture completed a $402,000,000 financing of the property for an initial term of five years, with two one-year extension options. The loan is interest only at LIBOR plus 150 basis points and was swapped for an all-in fixed rate of 3.07% over the initial term. We began accounting for our investment in Market Center, under the equity method of accounting, from the date of acquisition.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2019	2018
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	219,593	-
55 Second Street (2)	44.1%	95,384	-
111 Sutter Street	49.0%	41,519	-
60 Wall Street (2)	5.0%	19,777	22,353
One Steuart Lane (2)	35.0% (3)	69,536	52,923	(4)
Oder-Center, Germany (2)	9.5%	3,371	3,587
Investments in unconsolidated joint ventures		$449,180	$78,863

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2019		2018	2017
712 Fifth Avenue (1)	$1,849		$3,901	$20,072
Market Center	(744)	(5)	-	-
55 Second Street (2)	(826)	(5)	-	-
111 Sutter Street	(4,394)	(5)	-	-
60 Wall Street (2)	(551)		(518)	(152)
One Steuart Lane (2)	(118)		(18)	182
Oder-Center, Germany (2)	78		103	83
(Loss) income from unconsolidated joint ventures	$(4,706)		$3,468	$20,185

(1)

As of December 31, 2019, our basis in the partnership that owns 712 Fifth Avenue, was negative $19,648 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of December 31, 2019, the carrying amount of our investment in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder Center, Germany is greater than our share of equity in these investments by $583, $2,716, $974, $4,576, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “(loss) income from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents RDF’s economic interest in One Steuart Lane.
(4)	Includes a $7,086 basis adjustment which was recorded upon the adoption of ASU 2017-05 on January 1, 2018.
(5)	Represents our share of earnings from the date of acquisition through December 31, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2019	2018
Real estate, net	$2,581,738	$1,236,989
Cash and cash equivalents and restricted cash	75,071	50,834
Intangible assets, net	172,041	97,658
Other assets	36,218	40,718
Total assets	$2,865,068	$1,426,199

Notes and mortgages payable, net	$1,648,403	$887,882
Intangible liabilities, net	38,377	-
Other liabilities	65,759	22,310
Total liabilities	1,752,539	910,192
Equity	1,112,529	516,007
Total liabilities and equity	$2,865,068	$1,426,199

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2019	2018	2017
Revenues:
Rental revenue	$164,316	$140,653	$138,805
Fee and other income	2,108	6,827	1,621
Total revenues	166,424	147,480	140,426
Expenses:
Operating	68,491	53,417	51,390
Depreciation and amortization	68,318	48,452	46,409
Total expenses	136,809	101,869	97,799
Other income (expense):
Interest and other income, net	663	803	381
Interest and debt expense	(51,113)	(39,406)	(33,461)
Unrealized gain on interest rate swaps	-	-	1,896
Net (loss) income before income taxes	(20,835)	7,008	11,443
Income tax expense	(16)	(10)	(2)
Net (loss) income	$(20,851)	$6,998	$11,441

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We are also the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. As of December 31, 2019, Fund VIII has invested $646,738,000 of the $775,200,000 of capital committed and Fund X has invested $78,600,000 of the $192,000,000 of capital committed. As of December 31, 2019, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2019	2018
Our Share of Investments:
Property Funds	$33	$2,340
Alternative Investment Funds	10,284	8,012
Investments in unconsolidated real estate funds	$10,317	$10,352

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Our Share of Net Loss:
Net investment income	$539	$291	$236
Net realized loss	(54)	-	(126)
Net unrealized loss	(828)	(560)	(663)
Carried interest	-	-	(5,590)
Loss from unconsolidated real estate funds	$(343)	$(269)	$(6,143)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Preferred Equity Investments

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

7.    Intangible Assets and Liabilities

The following tables summarizes our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2019	2018
Intangible assets:
Gross amount	$479,657	$515,889
Accumulated amortization	(270,913)	(245,444)
	$208,744	$270,445
Intangible liabilities:
Gross amount	$174,670	$185,191
Accumulated amortization	(100,881)	(89,200)
	$73,789	$95,991

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Amortization of above and below-market leases, net (component of "rental revenue")	$10,991	$16,059	$19,523
Amortization of acquired in-place leases (component of "depreciation and amortization")	$48,932	$58,814	$76,016

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2020.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2020	$5,995	$37,706
2021	3,413	27,795
2022	943	23,298
2023	4,452	18,631
2024	5,498	14,387

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Debt

On November 25, 2019, we completed a $1.25 billion refinancing of 1633 Broadway, a 2.5 million square foot Class A office building located in New York, New York. The new 10-year interest-only loan has a fixed rate of 2.99% and matures in December 2029. The proceeds from the refinancing were used to repay the existing $1.05 billion loan that bore interest at a weighted average rate of 3.55% and was scheduled to mature in December 2022. We realized net proceeds of $179,000,000 after the repayment of the existing loan, swap breakage costs and closing costs.

The following table summarizes our outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2019	2019	2018
Notes and mortgages payable:
1633 Broadway
	Dec-2029	Fixed	2.99%	$1,250,000	$1,000,000	(1)
	n/a	n/a	n/a	-	46,800	(2)
			2.99%	1,250,000	1,046,800

One Market Plaza (3)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	3.55%	350,000	350,000
			3.26%	850,000	850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (3)	Oct-2023	Fixed	3.65%	234,643	228,000

Total notes and mortgages payable			3.46%	3,809,643	3,599,800
Less: deferred financing costs				(25,792)	(32,883)
Total notes and mortgages payable, net				$3,783,851	$3,566,917

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	2.94%	$36,918	$-

(1)	Represents loans with variable interest rates that had been fixed by interest rate swaps. See Note 9, Derivative Instruments and Hedging Activities.
(2)	Represents amounts borrowed to fund leasing costs at the property.
(3)	Our ownership interest in One Market Plaza and 300 Mission Street (formerly 50 Beale Street) is 49.0% and 31.1%, respectively.

The following table summarizes our principal repayments required for the next five years and thereafter in connection with our notes and mortgages payable and revolving credit facility as of December 31, 2019.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2020	$-	$-	$-
2021	850,000	850,000	-
2022	36,918	-	36,918
2023	234,643	234,643	-
2024	975,000	975,000	-
Thereafter	1,750,000	1,750,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Derivative Instruments and Hedging Activities

Interest Rate Swaps – Designated as Cash Flow Hedges

We had interest rate swaps with an aggregate notional amount of $1.0 billion that were designated as cash flow hedges. We also had entered into forward starting interest rate swaps with an aggregate notional amount of $400,000,000 to extend the maturity of certain swaps for an additional year. In November 2019, in connection with the $1.25 billion refinancing of 1633 Broadway at a fixed rate of 2.99%, we terminated all interest rate swaps and incurred $11,258,000 of swap breakage costs. Following these terminations, we also accelerated the reclassification of amounts from other comprehensive (loss) income to “loss on early extinguishment of debt” on our consolidated statement of income for the year ended December 31, 2019.

As of December 31, 2018, the fair value of the interest rate swap assets and interest rate swap liabilities was $16,859,000 and $48,000, respectively. We recognized other comprehensive loss of $28,069,000 for the year ended December 31, 2019 and other comprehensive income of $7,273,000 and $10,618,000 for the years ended December 31, 2018 and 2017, respectively, from the changes in fair value of these interest rate swaps. See Note 11, Accumulated Other Comprehensive (Loss) Income.

10.	Equity

Stock Repurchase Program

On August 1, 2017, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. Prior to 2019, we had repurchased 7,555,601 common shares at a weighted average price of $13.95 per share, or $105,383,000 in the aggregate. During 2019, we repurchased an additional 7,158,804 common shares at a weighted average price of $13.22, or $94,617,000 in the aggregate. As a result, we completed our $200,000,000 stock repurchase program by repurchasing 14,714,405 common shares at a weighted average price of $13.59 per share.

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. We have not repurchased any of our common stock under the new program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2019, 2018 and 2017, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Amount of (loss) income related to the effective portion of cash flow hedges recognized in other comprehensive (loss) income	$(23,147)	$9,203	$3,360
Amount reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense	(4,922)	(1,930)	7,258
Amount reclassified to loss on early extinguishment of debt (1)	11,258	-	-
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	206	(129)	160

(1)

Represents costs incurred in connection with the settlement of interest rate swap liabilities upon the refinancing of 1633 Broadway in November 2019. See Note 8, Debt and Note 9, Derivative Instruments and Hedging Activities.

(2)	No amounts were reclassified from accumulated other comprehensive income (loss) during any of the periods set forth above.

12.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza, 300 Mission Street and PGRESS Equity Holdings LP. As of December 31, 2019 and 2018, noncontrolling interests in our consolidated joint ventures aggregated $360,778,000 and $394,995,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in RDF. As of December 31, 2019 and 2018, the noncontrolling interest in our consolidated real estate fund aggregated $72,396,000 and $66,887,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2019 and 2018, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $412,058,000 and $428,982,000, respectively, and a redemption value of $344,638,000 and $315,595,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.2% of, the Operating Partnership as of December 31, 2019. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2019 and 2018, the Operating Partnership held interests in consolidated VIEs owning properties, a real estate fund and preferred equity investments that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2019	2018
Real estate, net	$1,685,391	$1,699,618
Cash and cash equivalents and restricted cash	69,828	63,450
Investments in unconsolidated joint ventures	69,535	52,923
Preferred equity investments	-	36,042
Accounts and other receivables, net	2,140	2,107
Deferred rent receivable	57,338	51,926
Deferred charges, net	24,030	14,160
Intangible assets, net	29,872	45,818
Other assets	21,132	16,635
Total VIE assets	$1,959,266	$1,982,679

Notes and mortgages payable, net	$1,205,324	$1,197,644
Accounts payable and accrued expenses	35,252	24,183
Intangible liabilities, net	19,841	31,582
Other liabilities	13,047	5
Total VIE liabilities	$1,273,464	$1,253,414

Unconsolidated VIEs

As of December 31, 2019, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2019		2018
Investments	$10,317		$10,352
Asset management fees and other receivables	37,563	(1)	722
Maximum risk of loss	$47,880		$11,074

(1)	Includes a $36,918 note receivable from Fund X. See Note 22, Related Parties.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Fair Value Measurements

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of marketable securities and interest rate swaps. The following table summarizes the fair values of these financial assets and liabilities as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,639	$21,639	$-	$-
Total assets	$21,639	$21,639	$-	$-

	As of December 31, 2018
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$22,660	$22,660	$-	$-
Interest rate swap assets (included in "other assets") (1)	16,859	-	16,859	-
Total assets	$39,519	$22,660	$16,859	$-

Interest rate swap liabilities (included in "other liabilities") (1)	$48	$-	$48	$-
Total liabilities	$48	$-	$48	$-

(1) On November 25, 2019, the interest rate swap assets and liabilities were terminated. See Note 8, Debt and Note 9, Derivative Instruments and Hedging Activities Investments.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheet consist of real estate assets that have been written down to estimated fair value and are classified as Level 3 within the fair value hierarchy. Our estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates.  In the year ended December 31, 2019, in accordance with ASC 360-10, we recorded an impairment loss of $42,000,000, which is included as “real estate impairment loss” on our consolidated statement of income for the year ended December 31, 2019. The estimated fair value of real estate assets on our consolidated balance sheet as of December 31, 2019 was $94,251,000.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities not measured at fair value on our consolidated balance sheets consists of preferred equity investments, notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred equity investments (1)	$-	$-	$36,042	$36,339
Total assets	$-	$-	$36,042	$36,339

Notes and mortgages payable	$3,809,643	$3,848,266	$3,599,800	$3,617,961
Revolving credit facility	36,918	36,919	-	-
Total liabilities	$3,846,561	$3,885,185	$3,599,800	$3,617,961

(1) On March 1, 2019, the preferred equity investment was redeemed. See Note 6, Preferred Equity Investments.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Revenues

Our revenues consist of rental revenues and revenues from contracts with customers. The following table sets forth the details of our revenues.

	For the Year Ended December 31,
(Amounts in thousands)	2019		2018	2017
Rental revenue	$734,477	(1)	$727,295	$683,490
Fee and other income:
Fee income:
Property management	6,852		6,163	6,336
Asset management	10,442		7,912	8,581
Acquisition, disposition and leasing	3,435		3,160	7,770
Other	2,015		1,394	1,525
Total fee income	22,744		18,629	24,212
Other income (2)	11,959		13,037	11,265
Total fee and other income	34,703		31,666	35,477
Total revenues	$769,180		$758,961	$718,967

(1)	Includes $70,404 for the year ended December 31, 2019 of variable rental revenue, primarily related to tenant reimbursements.
(2)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

Rental Revenue

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2019, for each of the five succeeding years commencing January 1, 2020.

(Amounts in thousands)
2020	$621,503
2021	621,299
2022	597,394
2023	570,770
2024	539,443
Thereafter	2,776,987
Total	$5,727,396

Revenue from Contracts with Customers

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2018	$2,075	$567	$954	$490	$64
Balance as of December 31, 2019	2,413	752	1,653	-	8
Increase (decrease)	$338	$185	$699	$(490)	$(56)

As of December 31, 2019 and 2018, our consolidated balance sheets included $100,000 and $400,000, respectively, of deferred revenue in connection with prepayments for services we have not yet provided. These amounts are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets and will be recognized as income upon completion of the required services. There are no other contract assets or liabilities as of December 31, 2019 and 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Real Estate Impairment Loss

In the years ended December 31, 2019 and 2018, we wrote down the value of certain real estate assets in our Washington, D.C. portfolio and recorded non-cash impairment losses of $42,000,000 and $46,000,000, respectively. The non-cash impairment losses were determined based on the excess of the assets’ carrying value over its estimated fair value. See Note 14, Fair Value Measurements.

17.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss), net.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Interest and other income	$5,484	$5,384	$1,256
Mark-to-market of investments in our deferred compensation plans (1)	3,906	(922)	5,114
Preferred equity investment income (2)	454	3,655	4,187
Valuation allowance on preferred equity investment (3)	-	-	(19,588)
Total interest and other income (loss), net	$9,844	$8,117	$(9,031)

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)

Represents 100% income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share is $111, $890 and $1,029 for the years ended December 31, 2019, 2018 and 2017, respectively. On March 1, 2019, our only remaining preferred equity investment was redeemed. See Note 6, Preferred Equity Investments.

(3)

Represents the valuation allowance on 2 Herald Square, our preferred equity investment in PGRESS Equity Holdings LP, of which our 24.4% share was $4,780 and $14,808 was attributable to noncontrolling interests. In May 2018, the senior lender foreclosed out our interest and accordingly, we wrote off our preferred equity investment.

18.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2019		2018	2017
Interest and debt expense	$137,356		$136,630	$132,574
Amortization of deferred financing costs	19,323	(1)	11,023	11,188
Total interest and debt expense	$156,679		$147,653	$143,762

(1)	Includes $8,215 of expense from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019. See Note 8, Debt.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Incentive Compensation

Stock-Based Compensation

Our 2014 Equity Incentive Plan (the “Plan”), provides for grants of equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards such as restricted stock or long-term incentive plan LTIP units of our Operating Partnership (“LTIP units”) that do not require the payment of an exercise price. “Not full value awards” are awards such as stock options or stock appreciation rights that require the payment of an exercise price. As of December 31, 2019, we have 8,358,300 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
LTIP units	$11,860	$9,059	$6,572
Performance-based units	8,477	7,645	6,421
Restricted stock	1,228	988	715
Stock options	1,295	1,954	2,214
Total stock-based compensation expense	$22,860	$19,646	$15,922

LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. The LTIP units granted in the years ended December 31, 2019, 2018 and 2017 had grant date fair values of $13,091,000, $10,145,000 and $7,467,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2019, there was $12,854,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes our LTIP unit activity for the year ended December 31, 2019.

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	1,284,083	$14.41
Granted	1,067,854	12.26
Vested	(752,645)	13.73
Cancelled or expired	(27,828)	13.13
Unvested as of December 31, 2019	1,571,464	$13.30

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LTIPs unit activity granted under the Performance Programs in the years ended December 31, 2019, 2018 and 2017 had grant date fair values of $8,106,000, $7,009,000 and $10,520,000, respectively, and are being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2019, there was $9,504,000 of total unrecognized compensation cost related to unvested LTIP units granted under the Performance Programs, which is expected to be recognized over a weighted average period of 2.4 years. The following table summarizes our LTIP unit activity granted under the Performance Programs for the year ended December 31, 2019.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2018	3,373,570	$7.27
Granted	1,356,630	5.98
Cancelled or expired	(1,134,366)	8.05
Unvested as of December 31, 2019	3,595,834	$6.54

2015 Performance-Based Awards Program (“2015 Performance Program”)

On March 18, 2019, the Compensation Committee determined that the performance goals set forth in the 2015 Performance Program were not satisfied during the performance measurement period, which ended on March 17, 2019. Accordingly, all of the 1,109,358 LTIP units that were granted on March 18, 2016, were forfeited, with no awards being earned. This award had a grant date fair value of $10,914,000 and a remaining unrecognized compensation cost of $187,000 as of December 31, 2019, which will be recognized in the first quarter of 2020.

2016 Performance-Based Awards Program (“2016 Performance Program”)

On January 17, 2020, the Compensation Committee determined that during the performance measurement period which ended on December 31, 2019, for the 2016 Performance Program, (i) the performance goals were not met on an absolute TSR basis and (ii) the performance goals met the 30th percentile of the performance of the SNL Office REIT Index constituents on a relative basis. Accordingly, of the 1,085,244 LTIP units that were granted on January 30, 2017, 216,005 LTIP units were earned. Of the LTIP units earned, 107,996 LTIP units vested on January 17, 2020 and the remaining 108,009 LTIP units are subject to vesting based on continuous employment with us through December 31, 2020. This award had a grant date fair value of $10,520,000 and a remaining unrecognized compensation cost of $1,135,000 as of December 31, 2019, which will be amortized over a weighted-average period of 1.0 year.

2018 Performance-Based Awards Program (“2018 Performance Program”)

On January 14, 2019, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2018 Performance Program. Under the 2018 Performance Program, participants may earn awards in the form of LTIP units based on our TSR over a three-year performance measurement period beginning on January 1, 2019 and continuing through December 31, 2021, on both an absolute basis and relative basis. Awards granted to our Chief Executive Officer, under the 2018 Performance Program include an additional performance feature requiring threshold TSR performance on both an absolute and a relative basis in order for any awards to be earned. If the designated performance objectives are achieved, awards earned under the 2018 Performance Program are subject to vesting based on continued employment with us through December 31, 2022, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2022. Furthermore, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2018 Performance Program on the date of the grant was $8,106,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to a non-employee director and certain other employees which vest over four years. The shares of restricted stock granted in the years ended December 31, 2019, 2018 and 2017 had grant date fair values of $1,238,000, $1,335,000 and $1,309,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2019, there was $1,823,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. The table below summarizes our restricted stock activity for the year ended December 31, 2019.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2018	162,981	$15.26
Granted	93,308	13.27
Vested	(63,821)	15.27
Cancelled or expired	(23,998)	14.44
Unvested as of December 31, 2019	168,470	$14.27

Stock Options

We did not grant any stock options in the years ended December 31, 2019 and 2018. Stock options granted in prior years to certain of our executive officers and other employees vest over periods ranging from three to five years and expire 10 years from the date of grant. The stock options granted in the year ended December 31, 2017 had grant date fair values of $4.02, which are being amortized into expense on a straight-line basis over the vesting period. The fair value of the option was estimated using an option-pricing model with the following weighted-average assumptions for grants in year ended December 31, 2017.

For the Year Ended December 31,
2017
Expected volatility	29.0%
Expected life	5.9 years
Risk free interest rate	2.2%
Expected dividend yield	2.3%

As of December 31, 2019, there was $60,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized in the first quarter of 2020. The following table summarizes our stock option activity for year ended December 31, 2019.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,131,943	$17.08
Granted	-	-
Exercised	-	-
Cancelled or expired	(47,000)	17.50
Outstanding as of December 31, 2019	2,084,943	$17.07	5.7	$-
Options vested and expected to vest as of December 31, 2019	2,073,791	$17.07	5.7	$-
Options exercisable as of December 31, 2019	1,939,398	$17.07	5.6	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$86,381
Earnings allocated to unvested participating securities	(71)	(79)	(98)
Numerator for (loss) income per common share - basic and diluted	$(36,970)	$9,068	$86,283
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	231,538	239,527	236,373
Effect of dilutive employee stock options and restricted share awards (1)	-	29	29
Denominator for diluted (loss) income per common share - weighted average shares	231,538	239,556	236,402

(Loss) income per common share - basic and diluted	$(0.16)	$0.04	$0.37

(1)

The effect of dilutive securities for the years ended December 31, 2019, 2018, and 2017 excludes 27,191, 27,510 and 30,848 weighted average share equivalents, respectively, as their effect was anti-dilutive.

21.	Summary of Quarterly Results (unaudited)

The following table summarizes our quarterly results of operations for the years ended December 31, 2019 and 2018.

		Net (loss) income
		attributable to the	(Loss) income Per Common Share
(Amounts in thousands, except per share amounts)	Revenues	common stockholders	Basic	Diluted
2019
December 31	$190,488	$(50,145)	$(0.22)	$(0.22)
September 30	198,317	7,082	0.03	0.03
June 30	188,583	2,455	0.01	0.01
March 31	191,792	3,709	0.02	0.02

2018
December 31	$190,675	$5,318	$0.02	$0.02
September 30	192,596	37,531	0.16	0.16
June 30	191,419	(34,816)	(0.14)	(0.14)
March 31	184,271	1,114	0.00	0.00

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $842,000, $838,000 and $824,000 for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2018, we were owed $51,000 under these agreements, which is included as a component of “accounts and other receivables, net” on our consolidated balance sheet. There were no amounts owed to us under these agreements as of December 31, 2019.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $17,466,000, $15,231,000 and $20,263,000, respectively, for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with these agreements. As of December 31, 2019 and 2018, amounts owed to us under these agreements aggregated $2,734,000 and $1,836,000, respectively, and are included as a component of “accounts and other receivables, net” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $796,000, $240,000 and $247,000 for the years ended December 31, 2019, 2018 and 2017, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of December 31, 2019 and 2018, we owed $38,000 and $40,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. During the years ended December 31, 2019, 2018 and 2017, we recognized  $360,000, $366,000 and $358,000, respectively, for our share of rental income pursuant to this lease.

Due from Affiliates

At December 31, 2019, we had a $36,918,000 note receivable from Fund X that bears interest at LIBOR plus 220 basis points and is included as “due from affiliates” on our consolidated balance sheet.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

Kramer Design Services (“Kramer Design”) has entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. For the year ended December 31, 2019, we recognized expense of $325,000 for our share of the fees incurred in connection with these agreements.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2019, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the Formation Transactions, an affiliate of our Predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York, New York (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the Formation Transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on current ownership interests.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $43,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$746,436	$482,648	$238,808	$25,426	$(446)
Property-related operating expenses	(274,836)	(191,211)	(69,815)	(10,134)	(3,676)
NOI from unconsolidated joint ventures	22,409	13,151	9,065	-	193
NOI (1)	$494,009	$304,588	$178,058	$15,292	$(3,929)

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$740,332	$468,013	$222,071	$51,290	$(1,042)
Property-related operating expenses	(274,078)	(188,008)	(60,043)	(19,381)	(6,646)
NOI from unconsolidated joint ventures	20,730	20,395	-	-	335
NOI (1)	$486,984	$300,400	$162,028	$31,909	$(7,353)

	For the Year Ended December 31, 2017
(Amounts in thousands)	Total	New York	San Francisco	Washington, D.C.	Other
Property-related revenues	$694,755	$430,548	$191,677	$72,143	$387
Property-related operating expenses	(266,136)	(180,855)	(50,906)	(27,342)	(7,033)
NOI from unconsolidated joint ventures	19,643	19,143	-	-	500
NOI (1)	$448,262	$268,836	$140,771	$44,801	$(6,146)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
NOI	$494,009	$486,984	$448,262
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	22,744	18,629	24,212
Depreciation and amortization expense	(248,347)	(258,225)	(266,037)
General and administrative expenses	(68,556)	(57,563)	(61,577)
NOI from unconsolidated joint ventures	(22,409)	(20,730)	(19,643)
Interest and other income (loss), net	9,844	8,117	(9,031)
Interest and debt expense	(156,679)	(147,653)	(143,762)
Loss on early extinguishment of debt	(11,989)	-	(7,877)
Real estate impairment loss	(42,000)	(46,000)	-
Gain on sale of real estate	1,140	36,845	133,989
Other, net	(7,048)	1,728	13,817
Net (loss) income before income taxes	(29,291)	22,132	112,353
Income tax expense	(312)	(3,139)	(5,177)
Net (loss) income	(29,603)	18,993	107,176
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(11,022)	(8,182)	10,365
Consolidated real estate fund	(313)	(720)	(19,797)
Operating Partnership	4,039	(944)	(11,363)
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$86,381

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Washington, D.C.	Other
December 31, 2019	$8,734,135	$5,439,929	$2,708,463	$107,121	$478,622
December 31, 2018	8,755,978	5,583,022	2,388,094	305,980	478,882
December 31, 2017	8,917,661	5,511,061	2,421,173	693,408	292,019

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

As of December 31, 2019, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included  herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 12, 2020, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

February 12, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (which is scheduled to be held on May 19, 2020), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:
1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K

i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017	113
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2019, 2018 and 2017	114

(b)   The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 116 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E
			Additions
	Balance at		Charged	Uncollectible	Balance
	Beginning		Against	accounts	at End
(Amounts in thousands)	of Year		Operations	Written-off	of Year
For the Year Ended December 31, 2019
Allowance for doubtful accounts	$-	(1)	$-	$-	$-
Allowance for preferred equity investments	-		-	-	-
Total valuation allowance	$-		$-	$-	$-

For the Year Ended December 31, 2018
Allowance for doubtful accounts	$277		$324	$(8)	$593	(1)
Allowance for preferred equity investments	19,588		-	(19,588)	-
Total valuation allowance	$19,865		$324	$(19,596)	$593

For the Year Ended December 31, 2017
Allowance for doubtful accounts	$202		$123	$(48)	$277
Allowance for preferred equity investments	-		19,588	-	19,588
Total valuation allowance	$202		$19,711	$(48)	$19,865

(1)

Represents allowance for tenant receivables arising from operating leases. The allowance was written-off on January 1, 2019 upon the adoption of ASU 2016-02, an update to ASC Topic 842, Leases, which requires companies to account for impairment of receivables as reduction to “rental income” if the collectability of these receivables is not probable.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
			Building and		Building and		Buildings and		and	Date of	Date	statement
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total (1)	amortization	construction	acquired	is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$141,496	$502,846	$1,539,837	$2,042,683	$(214,523)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	850,000	406,039	1,051,697	-	94,330	406,039	1,146,027	1,552,066	(164,113)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	60,269	221,318	665,263	886,581	(87,516)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	50,424	174,688	420,977	595,665	(55,384)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	19,983	103,741	316,014	419,755	(46,675)	1983	11/2014	5 to 40 Years
Total New York	2,600,000	1,408,632	3,721,616	-	366,502	1,408,632	4,088,118	5,496,750	(568,211)

One Market Plaza	975,000	288,743	988,014	-	79,718	288,743	1,067,732	1,356,475	(154,942)	1976	11/2014	5 to 40 Years
One Front Street	-	127,765	376,919	-	15,022	127,765	391,941	519,706	(36,430)	1979	12/2016	5 to 40 Years
300 Mission Street	234,643	141,097	343,819	-	25,390	141,097	369,209	510,306	(28,523)	1968	07/2017	5 to 40 Years
Total San Francisco	1,209,643	557,605	1,708,752	-	120,130	557,605	1,828,882	2,386,487	(219,895)

1899 Pennsylvania Avenue	-	52,568	94,874	(16,380)	(36,811)	36,188	58,063	94,251	-	1915	11/2014	5 to 40 Years
Total Washington, D.C.	-	52,568	94,874	(16,380)	(36,811)	36,188	58,063	94,251	-

Other	-	-	-	-	6,648	-	6,648	6,648	(2,110)		11/2014	5 to 40 Years

Total	$3,809,643	$2,018,805	$5,525,242	$(16,380)	$456,469	$2,002,425	$5,981,711	$7,984,136	$(790,216)

(1)	The basis of the Company’s assets for tax purposes is approximately $2.5 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Real Estate:
Beginning balance	$8,101,651	$8,329,475	$7,849,093
Acquisitions	-	-	484,916
Additions during the year:
Land	-	-	-
Buildings and improvements	105,947	146,378	82,862
Real estate impairment loss	(42,000)	(46,000)	-
Assets sold and written-off	(181,462)	(328,202)	(87,396)
Ending balance	$7,984,136	$8,101,651	$8,329,475

Accumulated Depreciation:
Beginning balance	$644,639	$487,945	$318,161
Additions charged to expense	186,457	188,871	182,732
Accumulated depreciation related to assets sold and written-off	(40,880)	(32,177)	(12,948)
Ending balance	$790,216	$644,639	$487,945

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Second Articles of Amendment and Restatement of Paramount Group, Inc., effective May 17, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on May 20, 2019.

3.2	Second Amended and Restated Bylaws of Paramount Group, Inc., effective as of April 5, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on April 9, 2019.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

4.2*	Description of Securities of the Registrant.

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

10.09†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.09 to the Registrant’s Form 10-K filed with the SEC on February 13, 2019.

10.10†

The Paramount Group 2005 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.11*	Amended and Restated Waiver of Ownership Limits granted to The Otto Family by Paramount Group, Inc., dated as of March 18, 2019.

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

10.15†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, L.P. and Wilbur Paes, effective May 31, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 3, 2019.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

23.2*	Consent of Deloitte & Touche LLP for 712 Fifth Avenue, LP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Financial Statements of 712 Fifth Avenue, L.P.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	February 12, 2020	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 12, 2020
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Executive Vice President, Chief Financial Officer and Treasurer	February 12, 2020
	(Wilbur Paes)	(Principal Financial and Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 12, 2020
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 12, 2020
(Martin Bussmann)

By:	/s/ Colin Dyer	Director	February 12, 2020
(Colin Dyer)

By:	/s/ Dan Emmett	Director	February 12, 2020
(Dan Emmett)

By:	/s/ Lizanne Galbreath	Director	February 12, 2020
(Lizanne Galbreath)

By:	/s/ Karin Klein	Director	February 12, 2020
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 12, 2020
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 12, 2020
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 12, 2020
(Mark Patterson)