Form 10-Q
period 2020-03-31
Paramount Group, Inc.
filed 2020-04-29
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

As of April 15, 2020, there were 221,750,408 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2020	December 31, 2019
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	5,948,631	5,923,648
	7,914,868	7,889,885
Accumulated depreciation and amortization	(832,164)	(790,216)
Real estate, net	7,082,704	7,099,669
Cash and cash equivalents	377,689	306,215
Restricted cash	20,563	25,272
Investments in unconsolidated joint ventures	429,358	449,180
Investments in unconsolidated real estate funds	13,116	10,317
Accounts and other receivables	17,826	19,231
Due from affiliates	-	36,918
Deferred rent receivable	312,249	301,588
Deferred charges, net of accumulated amortization of $45,645 and $42,096	124,908	126,367
Intangible assets, net of accumulated amortization of $260,351 and $262,930	191,183	203,169
Assets related to discontinued operations	104,028	104,836
Other assets	80,632	51,373
Total assets (1)	$8,754,256	$8,734,135

Liabilities and Equity
Notes and mortgages payable, net of deferred financing costs of $24,032 and $25,792	$3,788,684	$3,783,851
Revolving credit facility	200,000	36,918
Accounts payable and accrued expenses	109,563	117,356
Dividends and distributions payable	24,342	25,255
Intangible liabilities, net of accumulated amortization of $95,831 and $100,881	69,752	73,789
Other liabilities	54,723	66,004
Total liabilities (1)	4,247,064	4,103,173
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 221,750,408 and 227,432,030 shares in 2020 and 2019, respectively	2,219	2,274
Additional paid-in-capital	4,102,287	4,133,184
Earnings less than distributions	(368,767)	(349,557)
Accumulated other comprehensive loss	(13,478)	(171)
Paramount Group, Inc. equity	3,722,261	3,785,730
Noncontrolling interests in:
Consolidated joint ventures	359,120	360,778
Consolidated real estate fund	80,476	72,396
Operating Partnership (20,583,820 and 24,758,472 units outstanding)	345,335	412,058
Total equity	4,507,192	4,630,962
Total liabilities and equity	$8,754,256	$8,734,135

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.5% as of March 31, 2020. The assets and liabilities of the Operating Partnership, as of March 31, 2020, include $1,961,974 and $1,270,221 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2020	2019
Revenues:
Rental revenue	$175,425	$175,341
Fee and other income	8,561	9,048
Total revenues	183,986	184,389
Expenses:
Operating	67,014	65,461
Depreciation and amortization	58,427	60,712
General and administrative	12,249	17,443
Transaction related costs	203	736
Total expenses	137,893	144,352
Other income (expense):
Loss from unconsolidated joint ventures	(4,221)	(1,027)
Income from unconsolidated real estate funds	52	46
Interest and other (loss) income, net	(996)	3,900
Interest and debt expense	(36,619)	(36,924)
Income from continuing operations, before income taxes	4,309	6,032
Income tax expense	(604)	(1,138)
Income from continuing operations, net	3,705	4,894
Income from discontinued operations, net	1,521	2,106
Net income	5,226	7,000
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,514)	(2,794)
Consolidated real estate fund	(23)	(94)
Operating Partnership	(341)	(403)
Net income attributable to common stockholders	$3,348	$3,709

Income per Common Share - Basic:
Income from continuing operations, net	$0.01	$0.01
Income from discontinued operations, net	0.00	0.01
Net income per common share	$0.01	$0.02
Weighted average common shares outstanding	227,769,213	233,419,299

Income per Common Share - Diluted:
Income from continuing operations, net	$0.01	$0.01
Income from discontinued operations, net	0.00	0.01
Net income per common share	$0.01	$0.02
Weighted average common shares outstanding	227,805,176	233,458,438

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Net income	$5,226	$7,000
Other comprehensive (loss) income:
Change in value of interest rate swaps	-	(9,026)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	(14,661)	(108)
Comprehensive loss	(9,435)	(2,134)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,514)	(2,794)
Consolidated real estate fund	(25)	(51)
Operating Partnership	1,015	488
Comprehensive loss attributable to common stockholders	$(9,959)	$(4,491)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net income	-	-	-	3,348	-	1,514	23	341	5,226
Common shares issued upon redemption of common units	5,126	51	85,260	-	-	-	-	(85,311)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	49	3	-	(312)	-	-	-	-	(309)
Repurchases of common shares	(10,857)	(109)	(99,891)	-	-	-	-	-	(100,000)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,246)	-	-	-	(2,096)	(24,342)
Contributions from noncontrolling interests	-	-	-	-	-	-	8,055	-	8,055
Distributions to noncontrolling interests	-	-	-	-	-	(3,172)	-	-	(3,172)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(13,307)	-	2	(1,356)	(14,661)
Amortization of equity awards	-	-	398	-	-	-	-	5,035	5,433
Reallocation of noncontrolling interest	-	-	(16,664)	-	-	-	-	16,664	-
Balance as of March 31, 2020	221,750	$2,219	$4,102,287	$(368,767)	$(13,478)	$359,120	$80,476	$345,335	$4,507,192

Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	3,709	-	2,794	94	403	7,000
Common shares issued upon redemption of common units	1,288	13	21,969	-	-	-	-	(21,982)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	54	3	-	(304)	-	-	-	-	(301)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(23,448)	-	-	-	(2,501)	(25,949)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,496	-	14,496
Distributions to noncontrolling interests	-	-	-	-	-	(30,777)	-	-	(30,777)
Change in value of interest rate swaps	-	-	-	-	(8,142)	-	-	(884)	(9,026)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(58)	-	(43)	(7)	(108)
Amortization of equity awards	-	-	697	-	-	-	-	6,940	7,637
Reallocation of noncontrolling interest	-	-	(6,362)	-	-	-	-	6,362	-
Balance as of March 31, 2019	234,478	$2,345	$4,218,060	$(239,949)	$8,421	$367,012	$81,434	$417,313	$4,854,636

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$5,226	$7,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,117	63,089
Straight-lining of rental revenue	(10,611)	(11,578)
Amortization of stock-based compensation expense	5,397	7,602
Loss from unconsolidated joint ventures	4,221	1,027
Distributions of earnings from unconsolidated joint ventures	935	537
Amortization of deferred financing costs	2,318	2,801
Realized and unrealized losses (gains) on marketable securities	2,199	(1,880)
Amortization of above and below-market leases, net	(1,508)	(3,276)
Income from unconsolidated real estate funds	(52)	(46)
Distributions of earnings from unconsolidated real estate funds	189	1,011
Receipt of accrued interest on preferred equity investment	-	2,339
Other non-cash adjustments	36	(458)
Changes in operating assets and liabilities:
Accounts and other receivables	1,405	(60)
Deferred charges	(4,389)	(2,570)
Other assets	(28,083)	31,000
Accounts payable and accrued expenses	(7,019)	(2,544)
Other liabilities	(2,421)	457
Net cash provided by operating activities	26,960	94,451

Cash Flows from Investing Activities:
Repayment of amounts due from affiliates	36,918	-
Due from affiliates	-	(11,000)
Additions to real estate	(30,460)	(27,944)
Purchases of marketable securities	(8,187)	(6,568)
Sales of marketable securities	4,780	3,132
Contributions of capital to unconsolidated real estate funds	(2,936)	(36)
Distributions of capital from unconsolidated real estate funds	-	1,260
Investments in and contributions of capital to unconsolidated joint ventures	-	(49,239)
Redemption of preferred equity investment	-	33,750
Net cash provided by (used in) investing activities	115	(56,645)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$163,082	$-
Repurchases of common shares	(97,013)	-
Dividends paid to common stockholders	(22,743)	(23,356)
Distributions paid to common unitholders	(2,512)	(2,546)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	(8,771)	-
Distributions to noncontrolling interests	(3,172)	(30,777)
Contributions from noncontrolling interests	8,055	14,496
Proceeds from notes and mortgages payable	3,073	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(309)	(301)
Debt issuance costs	-	(260)
Net cash provided by (used in) financing activities	39,690	(42,744)

Net increase (decrease) in cash and cash equivalents and restricted cash	66,765	(4,938)
Cash and cash equivalents and restricted cash at beginning of period	331,487	365,409
Cash and cash equivalents and restricted cash at end of period	$398,252	$360,471

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$306,215	$339,653
Restricted cash at beginning of period	25,272	25,756
Cash and cash equivalents and restricted cash at beginning of period	$331,487	$365,409

Cash and cash equivalents at end of period	$377,689	$342,308
Restricted cash at end of period	20,563	18,163
Cash and cash equivalents and restricted cash at end of period	$398,252	$360,471

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$34,565	$33,872
Cash payments for income taxes, net of refunds	575	1,480

Non-Cash Transactions:
Common shares issued upon redemption of common units	$85,311	$21,982
Dividends and distributions declared but not yet paid	24,342	25,949
Additions to real estate included in accounts payable and accrued expenses	14,878	15,630
Write-off of fully amortized and/or depreciated assets	3,794	1,578
Change in value of interest rate swaps	-	9,026

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. As of March 31, 2020, our portfolio consisted of 14 Class A office properties aggregating approximately 13.1 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.5% of, the Operating Partnership as of March 31, 2020.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2019 was derived from audited financial statements as of that date, but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results for the full year.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. See Note 4, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, an update to Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses. ASU 2016-13 requires measurement and recognition of expected credit losses on financial instruments measured at amortized cost at the end of each reporting period rather than recognizing the credit losses when it is probable that the loss has been incurred in accordance with current guidance. In November 2018, the FASB issued ASU 2018-19, which clarified that receivables arising from operating leases are not within the scope of ASC Topic 326, and instead, impairment of receivables arising from operating leases should be accounted for under the scope of ASC Topic 842, Leases. In May 2019, the FASB issued ASU 2019-05, which provides transition relief for entities adopting ASU 2016-13 by allowing entities to elect the fair value option on certain financial instruments. ASU 2016-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We adopted the provisions of ASU 2016-13 on January 1, 2020. This adoption did not have an impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, an update to ASC Topic 820, Fair Value Measurements. ASU 2018-13 modifies the disclosure requirements in ASC Topic 820, by (i) removing certain disclosure requirements related to transfers between Level 1 and Level 2 of the fair value hierarchy and the valuation processes for Level 3 fair value measurements, (ii) modifying existing disclosure requirements related to measurement uncertainty and (iii) adding new disclosure requirements related to changes in unrealized gains or losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We adopted the provisions of ASU 2018-13 on January 1, 2020. This adoption did not have an impact on our consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, an update to ASC Topic 810, Consolidations. ASU 2018-17 requires reporting entities to consider indirect interests held by related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety in determining whether a decision-making fee is a variable interest. ASU 2018-17 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2019, with early adoption permitted. We adopted the provisions of ASU 2018-17 on January 1, 2020. This adoption did not have an impact on our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 prospectively as and when we enter into the transactions to which this guidance applies.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the coronavirus (“COVID-19”) global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. As of March 31, 2020, we have not modified any of our leases and as a result, have not yet made a determination on whether to elect this option. Accordingly, the Lease Modification Q&A did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Dispositions

1899 Pennsylvania Avenue

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, a 191,000 square foot, unencumbered office building located in Washington, D.C., for $115,000,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2020.

1633 Broadway

On March 27, 2020, we entered into an agreement to sell a 10.0% interest in 1633 Broadway, a 2.5 million square foot trophy office building located in New York City, for $240,000,000 (based on a property valuation of $2.4 billion, or $960 per square foot). The property is currently encumbered with a $1.25 billion mortgage loan. Accordingly, we expect to realize net proceeds from the sale of approximately $114,000,000, after transaction costs. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2020.

4.	Discontinued Operations

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, our sole remaining property in Washington, D.C. This disposition represents a strategic shift in our operations, where over the past two years, we have exited the Washington, D.C. office market by selling or entering into agreements to sell all of the assets in our Washington, D.C. portfolio. The disposition of this sole remaining asset meets the criteria of discontinued operations, under ASC Topic 205, Presentation of Financial Statements. Accordingly, we have reclassified the assets and liabilities and the results of operations of our Washington, D.C. segment as discontinued operations for all periods presented.

The tables below set forth the details of the assets and liabilities and results of operations related to discontinued operations as of the dates hereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets: (1)	March 31, 2020	December 31, 2019
Real estate, net	$93,837	$94,251
Deferred rent receivable	4,121	4,206
Deferred charges, net	780	804
Intangible assets, net	5,290	5,575
Assets related to discontinued operations	$104,028	$104,836

(Amounts in thousands)	For the Three Months Ended
Income Statements: (2)	March 31, 2020	March 31, 2019
Revenues:
Rental revenue	$3,563	$7,275
Fee and other income	99	128
Total revenues	3,662	7,403
Expenses:
Operating	1,451	2,920
Depreciation and amortization	690	2,377
Total expenses	2,141	5,297
Income from discontinued operations, net	$1,521	$2,106

(1)	Represents assets of 1899 Pennsylvania Avenue.
(2)

Represents revenues, expenses and net income of 1899 Pennsylvania Avenue in the three months ended March 31, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the three months ended March 31, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below sets forth the details of the cash flows from discontinued operations for the periods set forth below.

(Amounts in thousands)	For the Three Months Ended
Statements of Cash Flows: (1)	March 31, 2020	March 31, 2019
Cash (used in) provided by operating activities	$(2,448)	$2,648
Cash used in investing activities	-	(224)

Additional Cash Flow information:
Depreciation and amortization	$690	$2,377
Additions to real estate	-	(224)

(1)	Represents cash flow information of 1899 Pennsylvania Avenue in the three months ended March 31, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the three months ended March 31, 2019.

5.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2020	December 31, 2019
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	201,952	219,593
55 Second Street (2)	44.1%	94,601	95,384
111 Sutter Street	49.0%	40,637	41,519
60 Wall Street (2)	5.0%	19,155	19,777
One Steuart Lane (2)	35.0% (3)	69,533	69,536
Oder-Center, Germany (2)	9.5%	3,480	3,371
Investments in unconsolidated joint ventures		$429,358	$449,180

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net (Loss) Income:	2020	2019
712 Fifth Avenue (1)	$-	$-
Market Center (4)	(2,854)	-
55 Second Street (2)(5)	(684)	-
111 Sutter Street (6)	(610)	(872)
60 Wall Street (2)	(82)	(149)
One Steuart Lane (2)	(1)	(15)
Oder-Center, Germany (2)	10	9
Loss from unconsolidated joint ventures	$(4,221)	$(1,027)

(1)

As of March 31, 2020, our basis in the partnership that owns 712 Fifth Avenue, was negative $20,035 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of March 31, 2020, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $495, $2,703, $939 and $4,702, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “loss from unconsolidated joint ventures” over the estimated useful life of the related assets.

(3)	Represents our consolidated Residential Development Fund’s economic interest in One Steuart Lane.
(4)	Acquired on December 11, 2019.
(5)	Acquired on August 21, 2019.
(6)	Acquired on February 7, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2020	December 31, 2019
Real estate, net	$2,579,785	$2,581,738
Cash and cash equivalents and restricted cash	80,856	75,071
Intangible assets, net	155,881	172,041
Other assets	40,408	36,218
Total assets	$2,856,930	$2,865,068

Notes and mortgages payable, net	$1,680,697	$1,648,403
Intangible liabilities, net	35,672	38,377
Other liabilities	70,360	65,759
Total liabilities	1,786,729	1,752,539
Equity	1,070,201	1,112,529
Total liabilities and equity	$2,856,930	$2,865,068

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2020	2019
Revenues:
Rental revenue	$62,447	$38,224
Fee and other income	747	98
Total revenues	63,194	38,322
Expenses:
Operating	25,940	14,403
Depreciation and amortization	30,182	14,125
Total expenses	56,122	28,528
Other income (expense):
Interest and other income, net	77	98
Interest and debt expense	(15,909)	(11,527)
Net loss before income taxes	(8,760)	(1,635)
Income tax expense	(39)	(8)
Net loss	$(8,799)	$(1,643)

6.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. As of March 31, 2020, Fund VIII has invested $628,088,000 of the $775,200,000 of capital committed and Fund X has invested $78,762,000 of the $192,000,000 of capital committed. As of March 31, 2020, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively.

At March 31, 2020 and December 31, 2019, our investments in the above mentioned unconsolidated real estate funds aggregated $13,116,000 and $10,317,000, respectively, and we recognized income of $52,000 and $46,000 for the three months ended March 31, 2020 and 2019, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2020	December 31, 2019
Intangible assets:
Gross amount	$451,534	$466,099
Accumulated amortization	(260,351)	(262,930)
	$191,183	$203,169
Intangible liabilities:
Gross amount	$165,583	$174,670
Accumulated amortization	(95,831)	(100,881)
	$69,752	$73,789

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Amortization of above and below-market leases, net (component of "rental revenue")	$1,543	$3,296
Amortization of acquired in-place leases (component of "depreciation and amortization")	9,492	12,753

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2021.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2021	$3,602	$26,420
2022	1,132	21,923
2023	4,559	17,856
2024	5,498	14,387
2025	4,141	10,480

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

The following table summarizes our outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2020	March 31, 2020	December 31, 2019
Notes and mortgages payable:
1633 Broadway	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	3.43%	350,000	350,000
			3.20%	850,000	850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	237,716	234,643

Total notes and mortgages payable			3.45%	3,812,716	3,809,643
Less: deferred financing costs				(24,032)	(25,792)
Total notes and mortgages payable, net				$3,788,684	$3,783,851

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	1.96%	$200,000	$36,918

(1)	Our ownership interest in One Market Plaza and 300 Mission Street is 49.0% and 31.1%, respectively.

9.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. As of April 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Amount of loss related to the cash flow hedges recognized in other comprehensive loss (1)	$-	$(7,238)
Amounts reclassified from accumulated other comprehensive loss decreasing interest and debt expense (1)	-	(1,788)
Amount of loss related to unconsolidated joint ventures recognized in other comprehensive loss (2)	(14,661)	(108)

(1)     Represents amounts related to interest rate swaps with an aggregate notional amount of $1.0 billion and forward starting interest rate swaps with an aggregate notional amount of $400,000 that were designated as cash flow hedges. These hedges were terminated in November 2019 in connection with the refinancing of the related asset.

(2)       No amounts were reclassified from accumulated other comprehensive loss during any of the periods set forth above.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in One Market Plaza and 300 Mission Street. As March 31, 2020 and December 31, 2019, noncontrolling interests in our consolidated joint ventures aggregated $359,120,000 and $360,778,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of March 31, 2020 and December 31, 2019, the noncontrolling interest in our consolidated real estate fund aggregated $80,476,000 and $72,396,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2020 and December 31, 2019, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $345,335,000 and $412,058,000, respectively, and a redemption value of $181,138,000 and $344,638,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.5% of, the Operating Partnership as of March 31, 2020. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2020 and December 31, 2019, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2020	December 31, 2019
Real estate, net	$1,681,036	$1,685,391
Cash and cash equivalents and restricted cash	74,514	69,828
Investments in unconsolidated joint ventures	69,533	69,535
Accounts and other receivables, net	3,637	2,140
Deferred rent receivable	60,416	57,338
Deferred charges, net	25,245	24,030
Intangible assets, net	27,553	29,872
Other assets	20,040	21,132
Total VIE assets	$1,961,974	$1,959,266

Notes and mortgages payable, net	$1,208,656	$1,205,324
Accounts payable and accrued expenses	39,165	35,252
Intangible liabilities, net	18,110	19,841
Other liabilities	4,290	13,047
Total VIE liabilities	$1,270,221	$1,273,464

Unconsolidated VIEs

As of March 31, 2020, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2020	December 31, 2019
Investments	$13,116	$10,317
Asset management fees and other receivables	604	37,563	(1)
Maximum risk of loss	$13,720	$47,880

(1)Includes a $36,918 note receivable from Fund X that was repaid on March 27, 2020. See Note 20, Related Parties.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$22,848	$22,848	$-	$-
Total assets	$22,848	$22,848	$-	$-

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,639	$21,639	$-	$-
Total assets	$21,639	$21,639	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,812,716	$3,871,645	$3,809,643	$3,848,266
Revolving credit facility	200,000	199,997	36,918	36,919
Total liabilities	$4,012,716	$4,071,642	$3,846,561	$3,885,185

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Leases

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases, which have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Our leases provide for (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases and (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred.

The following table sets forth the details of our rental revenues.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Rental revenues:
Fixed	$160,676	$160,318
Variable	14,749	15,023
Total rental revenues	$175,425	$175,341

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of March 31, 2020, for the nine-month period from April 1, 2020 through December 31, 2020 and each of the five succeeding years commencing January 1, 2021.

(Amounts in thousands)
2020	$464,057
2021	624,266
2022	602,003
2023	578,084
2024	550,189
2025	489,347
Thereafter	2,328,231
Total	$5,636,177

15.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Fee income:
Property management	$2,450	$1,642
Asset management	3,521	2,318
Acquisition, disposition and leasing	-	1,331
Other	359	708
Total fee income	6,330	5,999
Other income (1)	2,231	3,049
Total fee and other income	$8,561	$9,048

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Interest and Other (Loss) Income, net

The following table sets forth the details of interest and other (loss) income, net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Interest income, net	$988	$1,377
Mark-to-market of investments in our deferred compensation plans (1)	(1,984)	2,069
Preferred equity investment income (2)	-	454
Total interest and other (loss) income, net	$(996)	$3,900

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share was $111 for the three months ended March 31, 2019. On March 1, 2019, the preferred equity investment was redeemed.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Interest expense	$34,301	$34,123
Amortization of deferred financing costs	2,318	2,801
Total interest and debt expense	$36,619	$36,924

18.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of March 31, 2020, we have 7,173,351 shares available for future grants under the 2014 Equity Incentive Plan (the “Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $5,397,000 and $7,602,000 for the three months ended March 31, 2020 and 2019, respectively.

2016 Performance-Based Awards Program (“2016 Performance Program”)

The three-year performance measurement period with respect to our 2016 Performance Program ended on December 31, 2019. On January 17, 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that (i) the performance goals were not met on an absolute Total Shareholder Return (“TSR”) basis and (ii) the performance goals met the 30th percentile of the performance of the SNL U.S. Office REIT Index constituents on a relative basis. Accordingly, of the 1,085,244 Long Term Incentive Plan (“LTIP”) units that were granted under the 2016 Performance Program, 216,005 LTIP units, or approximately 19.9% of the total units granted, were earned. Of the LTIP units that were earned, 107,996 LTIP units vested immediately on January 17, 2020 and the remaining 108,009 LTIP units are subject to vesting based on continuous employment with us through December 31, 2020. This award had a grant date fair value of $10,520,000 and a remaining unrecognized compensation cost of $851,000 as of March 31, 2020, which has a remaining weighted-average amortization period of 0.8 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2019 Performance-Based Awards Program (“2019 Performance Program”)

On January 17, 2020, the Compensation Committee approved the 2019 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2019 Performance Program, participants may earn awards in the form of LTIP units based on our TSR over a three-year performance measurement period beginning on January 1, 2020 and continuing through December 31, 2022. Specifically, 50.0% of the awards would be earned based on the rank of our TSR relative to the TSR of our Central Business District focused New York City office peers, comprised of Vornado Realty Trust, SL Green Realty Corp., Empire State Realty Trust and Columbia Property Trust, and the remaining 50.0% of the awards would be earned based on the percentile rank of our TSR relative to performance of the SNL U.S. Office REIT Index constituents. Furthermore, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2019 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Additionally, if the designated performance objectives are achieved, awards earned under the 2019 Performance Program are subject to vesting based on continued employment with us through December 31, 2023, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2023. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2019 Performance Program on the date of the grant was $7,488,250 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

19.	Earnings Per Share

The following table summarizes our net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2020	2019
Numerator:
Continuing Operations:
Net income from continuing operations attributable to common stockholders	$1,968	$1,809
Earnings allocated to unvested participating securities	(11)	(9)
Numerator for income from continuing operations per common share - basic and diluted	1,957	1,800
Discontinued Operations:
Income from discontinued operations attributable to common stockholders	1,380	1,900
Earnings allocated to unvested participating securities	(7)	(10)
Numerator for income from discontinued operations per common share - basic and diluted	1,373	1,890
Numerator for income per common share - basic and diluted	$3,330	$3,690

Denominator:
Denominator for basic income per common share - weighted average shares	227,769	233,419
Effect of dilutive stock-based compensation plans (1)	36	39
Denominator for diluted income per common share - weighted average shares	227,805	233,458

Income per Common Share - Basic and Diluted:
Continuing operations, net	$0.01	$0.01
Discontinued operations, net	0.00	0.01
Income per common share - basic and diluted	$0.01	$0.02

(1)	The effect of dilutive securities excludes 25,485 and 27,561 weighted average share equivalents for the three months ended March 31, 2020 and 2019, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $448,000 and $209,000 for the three months ended March 31, 2020 and 2019, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2020 and December 31, 2019, no amounts were owed to us under these agreements.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $5,313,000 and $4,547,000 for the three months ended March 31, 2020 and 2019, respectively, in connection with these agreements. As of March 31, 2020 and December 31, 2019, amounts owed to us under these agreements aggregated $2,066,000 and $2,734,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expenses of $139,000 and $624,000 for the three months ended March 31, 2020 and 2019, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of March 31, 2020 and December 31, 2019, we owed $126,000 and $38,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended March 31, 2020 and 2019 for our share of rental income pursuant to this lease.

Due from Affiliates

At December 31, 2019, we had a $36,918,000 note receivable from Fund X that bore interest at LIBOR plus 220 basis points and was included as “due from affiliates” on our consolidated balance sheet. On March 27, 2020, the $36,918,000 note receivable was repaid, together with $349,000 of accrued interest.

Other

Kramer Design Services (“Kramer Design”) has entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three months ended March 31, 2020, we recognized expenses of $30,000 for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2020, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $44,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

22.	Segments

Our reportable segments are separated based on the regions in which we conduct our business. Prior to January 1, 2020, our reportable segments consisted of New York, San Francisco and Washington, D.C. Upon entering into an agreement to sell 1899 Pennsylvania Avenue, our sole remaining property in the Washington, D.C. segment, we redefined our reportable segments into the two remaining regions in which we conduct our business: New York and San Francisco effective January 1, 2020. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. In connection therewith, we have reclassified the Washington, D.C. segment financial data into Other segment and reclassified prior period segment financial data to conform to current period presentation.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$181,318	$121,577	$56,667	$3,074
Property-related operating expenses	(68,465)	(49,029)	(16,919)	(2,517)
NOI from unconsolidated joint ventures	13,392	2,944	10,382	66
NOI (1)	$126,245	$75,492	$50,130	$623

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$185,793	$121,096	$57,184	$7,513
Property-related operating expenses	(68,381)	(48,103)	(16,346)	(3,932)
NOI from unconsolidated joint ventures	5,411	4,657	700	54
NOI (1)	$122,823	$77,650	$41,538	$3,635

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
NOI	$126,245	$122,823
Add (subtract) adjustments to arrive to net income:
Fee income	6,330	5,999
Depreciation and amortization expense	(58,427)	(60,712)
General and administrative expenses	(12,249)	(17,443)
NOI from unconsolidated joint ventures	(13,392)	(5,411)
Interest and other (loss) income, net	(996)	3,900
Interest and debt expense	(36,619)	(36,924)
NOI from discontinued operations	(2,211)	(4,483)
Other, net	(4,372)	(1,717)
Income from continuing operations, before income taxes	4,309	6,032
Income tax expense	(604)	(1,138)
Income from continuing operations, net	3,705	4,894
Income from discontinued operations, net	1,521	2,106
Net income	5,226	7,000
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,514)	(2,794)
Consolidated real estate fund	(23)	(94)
Operating Partnership	(341)	(403)
Net income attributable to common stockholders	$3,348	$3,709

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2020	$8,754,256	$5,455,866	$2,728,752	$569,638
December 31, 2019	8,734,135	5,439,929	2,708,463	585,743

23.	Subsequent Events

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, including that of the United States. The circumstances surrounding COVID-19 continue to evolve at a rapid pace in the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, have reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restrictions on the types of business that can operate. While our buildings have and continue to remain open and are operating responsibly, we have received letters from several tenants requesting “short-term” rent relief. We are in the process of evaluating tenant requests on a case-by-case basis. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the negative impact of the coronavirus (“COVID-19”) global pandemic on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
•	unfavorable market and economic conditions in the United States and globally and in New York City and San Francisco;
•	risks associated with our high concentrations of properties in New York City and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (IT) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2019, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There are no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.5%, of the Operating Partnership as of March 31, 2020.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, including that of the United States. The circumstances surrounding COVID-19 continue to evolve at a rapid pace in the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, have reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restrictions on the types of business that can operate. Our buildings have and continue to remain open and are operating responsibly, especially during these times. Navigating the current environment is our highest priority, while ensuring the health and safety of our tenants and employees.

Beginning in March and through April, we received letters from several tenants requesting “short-term” rent relief. These tenants account for approximately 16% of our pro rata share of annualized rents. We are in the process of evaluating tenant requests on a case-by-case basis and are closely monitoring all rent collections. As of April 27, 2020, we have collected approximately 94% of April’s monthly billings to tenants. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Dispositions

1899 Pennsylvania Avenue

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, a 191,000 square foot, unencumbered office building located in Washington, D.C., for $115,000,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2020.

1633 Broadway

On March 27, 2020, we entered into an agreement to sell a 10.0% interest in 1633 Broadway, a 2.5 million square foot trophy office building located in New York City, for $240,000,000 (based on a property valuation of $2.4 billion, or $960 per square foot). The property is currently encumbered with a $1.25 billion mortgage loan. Accordingly, we expect to realize net proceeds from the sale of approximately $114,000,000, after transaction costs. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2020.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. As of April 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended March 31, 2020

In the three months ended March 31, 2020, we leased 206,784 square feet, of which our share was 126,068 square feet that was leased at a weighted average initial rent of $91.59 per square foot. This leasing activity, offset by lease expirations in the three months, caused leased occupancy to remain at 95.9% leased at March 31, 2020, in-line with leased occupancy reported at December 31, 2019. Same store leased occupancy (properties owned by us during both reporting periods and not classified as discontinued operations) was 96.0% at March 31, 2020, in-line with same store leased occupancy at December 31, 2019. Of the 206,784 square feet leased in the year, 104,308 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 31.3% on a cash basis and 38.2% on a GAAP basis. The weighted average lease term for leases signed during the three months was 4.8 years and weighted average tenant improvements and leasing commissions on these leases were $6.99 per square foot per annum, or 7.6% of initial rent.

New York:

In the three months ended March 31, 2020, we leased 48,872 square feet in our New York portfolio, of which our share was 44,604 square feet that was leased at a weighted average initial rent of $73.24 per square foot. This leasing activity, offset by the lease expirations in the three months, caused leased occupancy and same store leased occupancy to remain at 95.5% leased at March 31, 2020, in-line with leased occupancy and same store leased occupancy at December 31, 2019. Of the 48,872 square feet leased in the three months, 36,322 square feet represented our share of second generation space for which rental rate increased by 3.9% on a cash basis and 8.7% on a GAAP basis. The weighted average lease term for leases signed during the three months was 4.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.97 per square foot per annum, or 10.9% of initial rent.

San Francisco:

In the three months ended March 31, 2020, we leased 157,912 square feet in our San Francisco portfolio, of which our share was 81,464 square feet that was leased at a weighted average initial rent of $101.64 per square foot. This leasing activity, offset by lease expirations in the three months, decreased our leased occupancy and same store leased occupancy by 10 basis points to 97.4% at March 31, 2020 from 97.5% at December 31, 2019. Of the 157,912 square feet leased in the three months, 67,986 square feet represented our share of second generation space for which we achieved rental rate increases of 44.2% on a cash basis and 51.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 5.2 years and weighted average tenant improvements and leasing commissions on these leases were $6.56 per square foot per annum, or 6.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2020	Total	New York	San Francisco
Total square feet leased	206,784	48,872	157,912
Pro rata share of total square feet leased:	126,068	44,604	81,464
Initial rent (1)	$91.59	$73.24	$101.64
Weighted average lease term (in years)	4.8	4.0	5.2

Tenant improvements and leasing commissions:
Per square foot	$33.36	$32.23	$33.98
Per square foot per annum	$6.99	$7.97	$6.56
Percentage of initial rent	7.6%	10.9%	6.5%

Rent concessions:
Average free rent period (in months)	2.0	1.1	2.5
Average free rent period per annum (in months)	0.4	0.3	0.5

Second generation space: (2)
Square feet	104,308	36,322	67,986
Cash basis:
Initial rent (1)	$90.17	$65.16	$103.53
Prior escalated rent (3)	$68.65	$62.72	$71.82
Percentage increase	31.3%	3.9%	44.2%
GAAP basis:
Straight-line rent	$91.14	$65.16	$105.02
Prior straight-line rent	$65.95	$59.93	$69.17
Percentage increase	38.2%	8.7%	51.8%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

Financial Results - Three Months Ended March 31, 2020 and 2019

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $3,348,000, or $0.01 per diluted share, for the three months ended March 31, 2020, compared to $3,709,000, or $0.02 per diluted share, for the three months ended March 31, 2019. Net income attributable to common stockholders for the three months ended March 31, 2020 and 2019 includes $1,380,000 and $1,900,000, or $0.00 and $0.01 per diluted share, respectively, of income from discontinued operations.

Funds from Operations (“FFO”) attributable to common stockholders was $61,586,000, or $0.27 per diluted share, for the three months ended March 31, 2020, compared to $55,225,000, or $0.24 per diluted share, for the three months ended March 31, 2019. FFO attributable to common stockholders for the three months ended March 31, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 44. The aggregate of these items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2020 by $77,000, or $0.00 per diluted share, and decreased FFO attributable to common stockholders for the three months ended March 31, 2019 by $1,888,000, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 44, was $61,509,000, or $0.27 per diluted share, for the three months ended March 31, 2020, compared to $57,113,000, or $0.24 per diluted share, for the three months ended March 31, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2020 versus March 31, 2019.

	Total	New York	San Francisco
Same Store NOI	1.5%	(0.1%)	6.4%
Same Store Cash NOI	4.3%	4.1%	4.9%

See pages 40-44 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2020 and 2019

The following pages summarize our consolidated results of operations for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$175,425	$175,341	$84
Fee and other income	8,561	9,048	(487)
Total revenues	183,986	184,389	(403)
Expenses:
Operating	67,014	65,461	1,553
Depreciation and amortization	58,427	60,712	(2,285)
General and administrative	12,249	17,443	(5,194)
Transaction related costs	203	736	(533)
Total expenses	137,893	144,352	(6,459)
Other income (expense):
Loss from unconsolidated joint ventures	(4,221)	(1,027)	(3,194)
Income from unconsolidated real estate funds	52	46	6
Interest and other (loss) income, net	(996)	3,900	(4,896)
Interest and debt expense	(36,619)	(36,924)	305
Income from continuing operations, before income taxes	4,309	6,032	(1,723)
Income tax expense	(604)	(1,138)	534
Income from continuing operations, net	3,705	4,894	(1,189)
Income from discontinued operations, net	1,521	2,106	(585)
Net income	5,226	7,000	(1,774)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,514)	(2,794)	1,280
Consolidated real estate fund	(23)	(94)	71
Operating Partnership	(341)	(403)	62
Net income attributable to common stockholders	$3,348	$3,709	$(361)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $183,986,000 for the three months ended March 31, 2020, compared to $184,389,000 for the three months ended March 31, 2019, a decrease of $403,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Rental revenue
Acquisitions / Dispositions	$-	$-		$-	$-
Same store operations	1,123	1,877	(1)	(754)	-
Other, net	(1,039)	(734)		21	(326)
Increase (decrease) in rental revenue	$84	$1,143		$(733)	$(326)

Fee and other income
Fee income
Property management	$808	$-		$-	$808
Asset management	1,203	-		-	1,203
Acquisition, disposition and leasing	(1,331)	-		-	(1,331)
Other	(349)	-		-	(349)
Increase in fee income	331	-		-	331
Other income
Acquisitions / Dispositions	$-	$-		$-	$-
Same store operations	(446)	(662)	(2)	216	-
Other, net	(372)	-		-	(372)
(Decrease) increase in other income	(818)	(662)		216	(372)
(Decrease) increase in fee and other income	$(487)	$(662)		$216	$(41)

Total (decrease) increase in revenues	$(403)	$481		$(517)	$(367)

(1)	Primarily due to an increase in occupancy at 1633 Broadway and 1325 Avenue of the Americas, partially offset by lower occupancy at 900 Third Avenue.
(2)	Primarily due to lower income from tenant requested services, including overtime heating and cooling.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $137,893,000 for the three months ended March 31, 2020, compared to $144,352,000 for the three months ended March 31, 2019, a decrease of $6,459,000. Below are the details of the decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Acquisitions / Dispositions	$-	$-	$-		$-
Same store operations	1,499	926	573		-
Other, net	54	-	-		54
Increase in operating	$1,553	$926	$573		$54

Depreciation and amortization
Acquisitions / Dispositions	$-	$-	$-		$-
Operations	(2,285)	(5)	(2,564)	(1)	284
(Decrease) increase in depreciation
and amortization	$(2,285)	$(5)	$(2,564)		$284

General and administrative
Stock-based compensation	$(2,205)	$-	$-		$(2,205)	(2)
Mark-to-market of investments
in our deferred compensation plan	(4,053)	-	-		(4,053)	(3)
Operations	1,064	-	-		1,064
Decrease in general and
administrative	$(5,194)	$-	$-		$(5,194)

Decrease in transaction related costs	$(533)	$-	$-		$(533)

Total (decrease) increase in expenses	$(6,459)	$921	$(1,991)		$(5,389)

(1)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.
(2)	Primarily due to higher expense in 2019 in connection with the fully vested LTIP units granted under our bonus exchange program.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other (loss) income, net”.

Loss from Unconsolidated Joint Ventures

In the three months ended March 31, 2020, we recognized a $4,221,000 net loss from unconsolidated joint ventures compared to $1,027,000 of net loss in the three months ended March 31, 2019, an increase in loss of $3,194,000. This increase in loss resulted from:

(Amounts in thousands)
Net loss attributable to recently acquired properties (1)	$3,538	(2)
Other, net	(344)
Total increase in net loss	$3,194

(1)	Represents net loss from properties acquired subsequent to March 31, 2019 (55 Second Street - acquired in August 2019 and Market Center - acquired in December 2019).
(2)	Results primarily from depreciation and amortization expense.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $52,000 for the three months ended March 31, 2020, compared to $46,000 for the three months ended March 31, 2019, an increase of $6,000.

Interest and Other (Loss) Income, net

Interest and other loss was $996,000 for the three months ended March 31, 2020, compared to income of $3,900,000 for the three months ended March 31, 2019, a decrease in income of $4,896,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in "general and administrative")	$(4,053)
Preferred equity investment income in 2019	(454)
Other, net	(389)
Total decrease	$(4,896)

(1)

Represents income from our preferred equity investments in PGRESS Equity Holdings LP, of which our 24.4% share was $111 for the three months ended March 31, 2019. On March 1, 2019, the preferred equity investment was redeemed.

Interest and Debt Expense

Interest and debt expense was $36,619,000 for the three months ended March 31, 2020, compared to $36,924,000 for the three months ended March 31, 2019, a decrease in expense of $305,000. This decrease resulted primarily from lower interest expense on our variable rate debt due to a decrease in average LIBOR rates in the current year’s three months compared to prior year’s three months.

Income Tax Expense

Income tax expense was $604,000 for the three months ended March 31, 2020, compared to $1,138,000 for the three months ended March 31, 2019, a decrease of $534,000. The decrease was primarily due to a true-up in 2019 of prior year tax provision.

Income from Discontinued Operations

Income from discontinued operations was $1,521,000 for the three months ended March 31, 2020, compared to $2,106,000 for the three months ended March 31, 2019, a decrease of $585,000. This decrease resulted from:

(Amounts in thousands)
Liberty Place (income in 2019)	$(975)
1899 Pennsylvania Avenue ($1,521 of income in 2020 compared to $1,131 in 2019)	390
Total decrease	$(585)

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $1,514,000 for the three months ended March 31, 2020, compared to $2,794,000 for the three months ended March 31, 2019, a decrease of $1,280,000. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($1,084 of a loss in 2020, compared to income of $489 in 2019)	$(1,573)
Other, net	293
Total decrease	$(1,280)

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $23,000 for the three months ended March 31, 2020, compared to $94,000 for the three months ended March 31, 2019, a decrease of $71,000.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in Operating Partnership was $341,000 for the three months ended March 31, 2020, compared to $403,000 for the three months ended March 31, 2019, a decrease in income attributable to noncontrolling interests of $62,000. This decrease resulted from lower net income subject to allocation to the unitholders of the operating partnership for the three months ended March 31, 2020.

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

As of March 31, 2020, we had $1.20 billion of liquidity comprised of $377,689,000 of cash and cash equivalents, $20,563,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of March 31, 2020, our outstanding consolidated debt aggregated $3.99 billion. We had $200,000,000 outstanding under our revolving credit facility as of March 31, 2020 and none of our debt matures until November 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

On March 13, 2020, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the first quarter ending March 31, 2020, which was paid on April 15, 2020 to stockholders of record as of the close of business on March 31, 2020. This dividend policy, if continued, would require us to pay out approximately $24,400,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2020, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness, of which our share was $604,112,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. As of April 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2020, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $44,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $398,252,000 and $331,487,000 as of March 31, 2020 and December 31, 2019, respectively, and $360,471,000 and $365,409,000 as of March 31, 2019 and December 31, 2018, respectively. Cash and cash equivalents and restricted cash increased by $66,765,000 for the three months ended March 31, 2020 and decreased by $4,938,000 for the three months ended March 31, 2019. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$26,960	$94,451
Investing activities	115	(56,645)
Financing activities	39,690	(42,744)

Operating Activities

Three months ended March 31, 2020 – We generated $26,960,000 of cash from operating activities for the three months ended March 31, 2020, primarily from (i) $66,343,000 of net income (before $61,117,000 of noncash adjustments), and (ii) $1,124,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $40,507,000 of net changes in operating assets and liabilities. Noncash adjustments of $61,117,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

Three months ended March 31, 2019 – We generated $94,451,000 of cash from operating activities for the three months ended March 31, 2019, primarily from (i) $64,281,000 of net income (before $57,281,000 of non-cash adjustments), (ii) $2,339,000 from the receipt of accrued interest on preferred equity investment, (iii) $1,548,000 of distributions from unconsolidated joint ventures and real estate funds and (iv) $26,283,000 of net changes in operating assets and liabilities. Non-cash adjustments of $57,281,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below market leases and amortization of stock-based compensation.

Investing Activities

Three months ended March 31, 2020 – We generated $115,000 of cash from investing activities for the three months ended March 31, 2020, primarily from (i) $36,918,000 repayment of amounts due from affiliates, partially offset by (ii) $30,460,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $3,407,000 from the net purchases of marketable securities (which are held in our deferred compensation plan), and (iv) $2,936,000 of contributions to our unconsolidated real estate funds.

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

Financing Activities

Three months ended March 31, 2020 – We generated $39,690,000 of cash from financing activities for the three months ended March 31, 2020, primarily from (i) $163,082,000 of borrowings under the revolving credit facility, (ii) $8,055,000 of contributions from noncontrolling interests, (iii) $3,073,000 of proceeds from notes and mortgages payable, partially offset by (iv) $97,013,000 for the repurchases of common shares, (v) $25,255,000 for dividends and distributions paid to common stockholders and unitholders, (vi) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund, (vii) $3,172,000 for distributions to noncontrolling interests and (viii) $309,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Three months ended March 31, 2019 – We used $42,744,000 of cash for financing activities for the three months ended March 31, 2019, primarily due to (i) $30,777,000 for distributions to noncontrolling interests, (ii) $25,902,000 for dividends and distributions paid to common stockholders and unitholders, (iii) $301,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings and (iv) $260,000 for the payment of debt issuance costs, partially offset by (v) $14,496,000 of contributions from noncontrolling interests.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level.

The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$5,226	$9,715	$5,905	$(10,394)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,427	40,019	17,327	1,081
General and administrative	12,249	-	-	12,249
Interest and debt expense	36,619	22,732	12,562	1,325
Income tax expense (benefit)	604	-	(7)	611
NOI from unconsolidated joint ventures	13,392	2,944	10,382	66
Fee income	(6,330)	-	-	(6,330)
Interest and other loss (income), net	996	-	(187)	1,183
Adjustments related to discontinued operations	690	-	-	690
Other, net	4,372	82	4,148	142
NOI	126,245	75,492	50,130	623
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,691)	-	(15,691)	-
Consolidated real estate fund	3	-	-	3
Paramount's share of NOI	$110,557	$75,492	$34,439	$626

NOI	$126,245	$75,492	$50,130	$623
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,804)	(6,410)	(5,475)	81
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,832)	388	(3,220)	-
Adjustments related to discontinued operations	119	-	-	119
Cash NOI	111,728	69,470	41,435	823
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,202)	-	(13,202)	-
Consolidated real estate fund	3	-	-	3
Paramount's share of Cash NOI	$98,529	$69,470	$28,233	$826

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$7,000	$9,077	$8,037	$(10,114)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	60,712	40,024	19,891	797
General and administrative	17,443	-	-	17,443
Interest and debt expense	36,924	23,743	12,166	1,015
Income tax expense	1,138	-	6	1,132
NOI from unconsolidated joint ventures	5,411	4,657	700	54
Fee income	(5,999)	-	-	(5,999)
Interest and other income, net	(3,900)	-	(134)	(3,766)
Adjustments related to discontinued operations	2,377	-	-	2,377
Other, net	1,717	149	872	696
NOI	122,823	77,650	41,538	3,635
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(17,909)	-	(17,909)	-
Consolidated real estate fund	29	-	-	29
Paramount's share of NOI	$104,943	$77,650	$23,629	$3,664

NOI	$122,823	$77,650	$41,538	$3,635
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,869)	(9,324)	(2,612)	67
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,240)	475	(3,715)	-
Adjustments related to discontinued operations	111	-	-	111
Cash NOI	107,825	68,801	35,211	3,813
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,785)	-	(14,785)	-
Consolidated real estate fund	29	-	-	29
Paramount's share of Cash NOI	$93,069	$68,801	$20,426	$3,842

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months March 31, 2020 and 2019. These metrics are used to measure the operating performance of our properties in our New York and San Francisco portfolios that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2020 (1)	$110,557	$75,492	$34,439	$626
Acquisitions (2)	(9,292)	-	(9,292)	-
Dispositions / Discontinued Operations (3)	(2,211)	-	-	(2,211)
Lease termination income and other, net	1,502	(76)	(7)	1,585
Paramount's share of Same Store NOI for the three months
ended March 31, 2020	$100,556	$75,416	$25,140	$-

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2019 (1)	$104,943	$77,650	$23,629	$3,664
Acquisitions	-	-	-	-
Dispositions / Discontinued Operations (3)	(4,483)	-	-	(4,483)
Lease termination income and other, net	(1,342)	(2,161)	-	819
Paramount's share of Same Store NOI for the three months
ended March 31, 2019	$99,118	$75,489	$23,629	$-

Increase (decrease) in Same Store NOI	$1,438	$(73)	$1,511	$-
% Increase (decrease)	1.5%	(0.1%)	6.4%

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
March 31, 2020 (1)	$98,529	$69,470	$28,233	$826
Acquisitions (2)	(6,806)	-	(6,806)	-
Dispositions / Discontinued Operations (3)	(2,330)	-	-	(2,330)
Lease termination income and other, net	1,421	(76)	(7)	1,504
Paramount's share of Same Store Cash NOI for the three
months ended March 31, 2020	$90,814	$69,394	$21,420	$-

	For the Three Months Ended March 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
March 31, 2019 (1)	$93,069	$68,801	$20,426	$3,842
Acquisitions	-	-	-	-
Dispositions / Discontinued Operations (3)	(4,594)	-	-	(4,594)
Lease termination income and other, net	(1,409)	(2,161)	-	752
Paramount's share of Same Store Cash NOI for the three
months ended March 31, 2019	$87,066	$66,640	$20,426	$-

Increase in Same Store Cash NOI	$3,748	$2,754	$994	$-
% Increase	4.3%	4.1%	4.9%

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Cash NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

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

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2020	2019
Reconciliation of net income to FFO and Core FFO:
Net income	$5,226	$7,000
Real estate depreciation and amortization (including our share of unconsolidated
joint ventures)	70,940	63,688
Adjustments related to discontinued operations	690	2,377
FFO	76,856	73,065
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(8,969)	(11,748)
Consolidated real estate fund	(23)	(94)
Operating Partnership	(6,278)	(5,998)
FFO attributable to common stockholders	$61,586	$55,225
Per diluted share	$0.27	$0.24

FFO	$76,856	$73,065
Non-core items:
Our share of earnings in excess of distribution received from 712 Fifth Avenue	(388)	1,270
Other, net	303	823
Core FFO	76,771	75,158
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(8,969)	(11,748)
Consolidated real estate fund	(23)	(94)
Operating Partnership	(6,270)	(6,203)
Core FFO attributable to common stockholders	$61,509	$57,113
Per diluted share	$0.27	$0.24

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	227,769,213	233,419,299
Effect of dilutive securities	35,963	39,139
Denominator for FFO and Core FFO per diluted share	227,805,176	233,458,438

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2020.

Property	Rate	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$1,250,000	$1,250,000	$1,248,951
1301 Avenue of the Americas	3.05%	-	500,000	-	-	-	-	500,000	500,362
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	521,922
One Market Plaza	4.03%	-	-	-	-	975,000	-	975,000	1,012,011
300 Mission Street	3.65%	-	-	-	237,716	-	-	237,716	242,791
Total Fixed Rate Debt	3.45%	$-	$500,000	$-	$237,716	$975,000	$1,750,000	$3,462,716	$3,526,037

Variable Rate Debt:
1301 Avenue of the Americas	3.43%	$-	$350,000	$-	$-	$-	$-	$350,000	$345,608
Revolving Credit Facility	1.96%	-	-	200,000	-	-	-	200,000	199,997
Total Variable Rate Debt	2.89%	$-	$350,000	$200,000	$-	$-	$-	$550,000	$545,605

Total Consolidated Debt	3.38%	$-	$850,000	$200,000	$237,716	$975,000	$1,750,000	$4,012,716	$4,071,642

In addition to the above, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness as of March 31, 2020, of which our share was $604,112,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of March 31, 2020			As of December 31, 2019
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$550,000	2.89%	$5,500	$386,918	3.49%
Fixed rate	2,801,680	3.34%	-	2,800,724	3.34%
	$3,351,680	3.27%	$5,500	$3,187,642	3.36%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$100,342	3.57%	$1,003	$99,748	3.96%
Fixed rate	503,770	3.30%	-	503,777	3.30%
	$604,112	3.35%	$1,003	$603,525	3.41%

Noncontrolling interests' share of above			$(602)
Total change in annual net income			$5,901
Per diluted share			$0.03

Our variable rate debt outstanding as of March 31, 2020 is based on LIBOR, which is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter. In the event that LIBOR is discontinued, the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

As of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

Risks Related to Our Business and Operations as a result of COVID-19 pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, including that of the United States, and could adversely impact our financial condition and results of operations and the financial condition and results of operations of our tenants.

The outbreak of COVID-19 in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or restrictions on types of business that may continue to operate. New York and San Francisco, the markets in which we operate and where a majority of our assets are located, have reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restrictions on the types of business that can operate. The COVID-19 outbreak has had, and may continue to have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and more specifically the economies of New York City and San Francisco and could trigger a period of global economic slowdown or global recession.

COVID-19 may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our and our tenants’ businesses could be adversely impacted by COVID-19 due to, among other factors:

•

the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including our tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic and the potential for a prolonged, severe recession, could have a material adverse impact on our financial condition and results of operations;

•

the continued service and availability of personnel, including executive officers and other leaders that are part of the management team and the ability to recruit, attract and retain skilled personnel. To the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, business and operating results may be negatively impacted;

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants' ability to access capital necessary to fund business activities and repayment of debt on a timely basis, and may adversely affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•

reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full, or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

•

a general decline in business activity and demand for real estate transactions (including a related decrease in value of the underlying real estate), which could adversely affect our ability or desire to make strategic acquisitions or dispositions;

•	our inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all; which could cause a decline in our receipt of rental payments;
•

adaptions made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from in-person work environments and have an adverse effect on the overall demand for office space across our portfolio;

•

increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the COVID-19 pandemic because of the increase in numbers of individuals working from home;

•

uncertainly as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages;

•

construction delays on tenant improvements due to restrictions on construction activities, work-stoppage orders or disruptions in the supply of materials could result in delays in the commencement of new leases, which could adversely impact our future revenues; and

•

our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our tenants and their businesses, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, related travel advisories and restrictions, and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, we issued an aggregate of 79,286 shares of common stock in exchange for 79,286 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. As of April 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended March 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2020	4,750	(1)	$14.20	-	$200,000,000
February 2020	729,152	(2)	12.65	715,500	190,976,000
March 2020	10,147,634	(2)	8.97	10,141,365	100,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.
(2)

Of the 729,152 and 10,147,634 of common shares repurchased in February and March 2020, respectively, 13,652 and 6,269 common shares represent shares surrendered by employee for satisfaction of tax withholding obligations in connection with the vesting of restricted common stock, respectively.

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

Paramount Group, Inc.

Date: April 29, 2020	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)