Form 10-Q
period 2020-06-30
Paramount Group, Inc.
filed 2020-07-29
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

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

As of July 15, 2020, there were 221,761,902 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2020	December 31, 2019
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	5,957,831	5,923,648
	7,924,068	7,889,885
Accumulated depreciation and amortization	(873,732)	(790,216)
Real estate, net	7,050,336	7,099,669
Cash and cash equivalents	522,502	306,215
Restricted cash	33,957	25,272
Investments in unconsolidated joint ventures	421,183	449,180
Investments in unconsolidated real estate funds	13,041	10,317
Accounts and other receivables	18,738	19,231
Due from affiliates	-	36,918
Deferred rent receivable	321,480	301,588
Deferred charges, net of accumulated amortization of $49,314 and $42,096	123,446	126,367
Intangible assets, net of accumulated amortization of $259,158 and $262,930	179,244	203,169
Assets related to discontinued operations	103,915	104,836
Other assets	45,340	51,373
Total assets (1)	$8,833,182	$8,734,135

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $22,286 and $25,792	$3,790,430	$3,783,851
Revolving credit facility	200,000	36,918
Accounts payable and accrued expenses	105,924	117,356
Dividends and distributions payable	24,292	25,255
Intangible liabilities, net of accumulated amortization of $98,208 and $100,881	65,769	73,789
Other liabilities	59,091	66,004
Total liabilities (1)	4,245,506	4,103,173
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 221,763,687 and 227,432,030 shares in 2020 and 2019, respectively	2,219	2,274
Additional paid-in-capital	4,133,542	4,133,184
Earnings less than distributions	(397,220)	(349,557)
Accumulated other comprehensive loss	(15,031)	(171)
Paramount Group, Inc. equity	3,723,510	3,785,730
Noncontrolling interests in:
Consolidated joint ventures	436,183	360,778
Consolidated real estate fund	79,243	72,396
Operating Partnership (20,780,392 and 24,758,472 units outstanding)	348,740	412,058
Total equity	4,587,676	4,630,962
Total liabilities and equity	$8,833,182	$8,734,135

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.4% as of June 30, 2020. The assets and liabilities of the Operating Partnership, as of June 30, 2020, include $4,019,707 and $2,537,846 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Revenues:
Rental revenue	$163,989	$174,044	$339,414	$349,385
Fee and other income	7,129	7,299	15,690	16,347
Total revenues	171,118	181,343	355,104	365,732
Expenses:
Operating	64,313	64,736	131,327	130,197
Depreciation and amortization	58,716	60,277	117,143	120,989
General and administrative	17,901	17,695	30,150	35,138
Transaction related costs	258	182	461	918
Total expenses	141,188	142,890	279,081	287,242
Other income (expense):
Loss from unconsolidated joint ventures	(5,955)	(456)	(10,176)	(1,483)
Income from unconsolidated real estate funds	89	19	141	65
Interest and other income, net	2,252	2,583	1,256	6,483
Interest and debt expense	(36,009)	(37,213)	(72,628)	(74,137)
(Loss) income from continuing operations, before income taxes	(9,693)	3,386	(5,384)	9,418
Income tax expense	(138)	(268)	(742)	(1,406)
(Loss) income from continuing operations, net	(9,831)	3,118	(6,126)	8,012
Income from discontinued operations, net	2,147	2,056	3,668	4,162
Net (loss) income	(7,684)	5,174	(2,458)	12,174
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(405)	(2,408)	(1,919)	(5,202)
Consolidated real estate fund	1,235	(53)	1,212	(147)
Operating Partnership	584	(258)	243	(661)
Net (loss) income attributable to common stockholders	$(6,270)	$2,455	$(2,922)	$6,164

(Loss) income per Common Share - Basic:
(Loss) income from continuing operations, net	$(0.04)	$0.00	$(0.03)	$0.01
Income from discontinued operations, net	0.01	0.01	0.02	0.02
Net (loss) income per common share	$(0.03)	$0.01	$(0.01)	$0.03
Weighted average common shares outstanding	221,573,199	234,329,904	224,671,206	233,877,117

(Loss) income per Common Share - Diluted:
(Loss) income from continuing operations, net	$(0.04)	$0.00	$(0.03)	$0.01
Income from discontinued operations, net	0.01	0.01	0.02	0.02
Net (loss) income per common share	$(0.03)	$0.01	$(0.01)	$0.03
Weighted average common shares outstanding	221,573,199	234,355,864	224,671,206	233,908,236

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net (loss) income	$(7,684)	$5,174	$(2,458)	$12,174
Other comprehensive loss:
Change in value of interest rate swaps	-	(15,345)	-	(24,371)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	(1,696)	(76)	(16,357)	(184)
Comprehensive loss	(9,380)	(10,247)	(18,815)	(12,381)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(405)	(2,408)	(1,919)	(5,202)
Consolidated real estate fund	1,233	(48)	1,208	(99)
Operating Partnership	729	1,209	1,744	1,697
Comprehensive loss attributable to common stockholders	$(7,823)	$(11,494)	$(17,782)	$(15,985)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of March 31, 2020	221,750	$2,219	$4,102,287	$(368,767)	$(13,478)	$359,120	$80,476	$345,335	$4,507,192
Net (loss) income	-	-	-	(6,270)	-	405	(1,235)	(584)	(7,684)
Common shares issued under Omnibus share plan, net of shares withheld for taxes	14	-	-	(7)	-	-	-	-	(7)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,176)	-	-	-	(2,116)	(24,292)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	-	-	3,500
Distributions to noncontrolling interests	-	-	-	-	-	(3,185)	-	-	(3,185)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(1,553)	-	2	(145)	(1,696)
Amortization of equity awards	-	-	294	-	-	-	-	3,981	4,275
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(2,269)	-	-	-	-	2,269	-
Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676

Balance as of March 31, 2019	234,478	$2,345	$4,218,060	$(239,949)	$8,421	$367,012	$81,434	$417,313	$4,854,636
Net income	-	-	-	2,455	-	2,408	53	258	5,174
Common shares issued upon redemption of common units	118	1	2,007	-	-	-	-	(2,008)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	2	-	-	(6)	-	-	-	-	(6)
Repurchases of common shares	(474)	(5)	(6,483)	-	-	-	-	-	(6,488)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(23,439)	-	-	-	(2,514)	(25,953)
Contributions from noncontrolling interests	-	-	-	-	-	-	470	-	470
Distributions to noncontrolling interests	-	-	-	-	-	(4,142)	-	-	(4,142)
Change in value of interest rate swaps	-	-	-	-	(13,884)	-	-	(1,461)	(15,345)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(62)	-	(8)	(6)	(76)
Amortization of equity awards	-	-	643	-	-	-	-	4,476	5,119
Reallocation of noncontrolling interest	-	-	(34)	-	-	-	-	34	-
Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(2,922)	-	1,919	(1,212)	(243)	(2,458)
Common shares issued upon redemption of common units	5,126	51	85,260	-	-	-	-	(85,311)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	63	3	-	(319)	-	-	-	-	(316)
Repurchases of common shares	(10,857)	(109)	(99,891)	-	-	-	-	-	(100,000)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(44,422)	-	-	-	(4,212)	(48,634)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(6,357)	-	-	(6,357)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(14,860)	-	4	(1,501)	(16,357)
Amortization of equity awards	-	-	692	-	-	-	-	9,016	9,708
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(18,933)	-	-	-	-	18,933	-
Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676

Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	6,164	-	5,202	147	661	12,174
Common shares issued upon redemption of common units	1,406	14	23,976	-	-	-	-	(23,990)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	56	3	-	(310)	-	-	-	-	(307)
Repurchases of common shares	(474)	(5)	(6,483)	-	-	-	-	-	(6,488)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(46,887)	-	-	-	(5,015)	(51,902)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,966	-	14,966
Distributions to noncontrolling interests	-	-	-	-	-	(34,919)	-	-	(34,919)
Change in value of interest rate swaps	-	-	-	-	(22,026)	-	-	(2,345)	(24,371)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(120)	-	(51)	(13)	(184)
Amortization of equity awards	-	-	1,340	-	-	-	-	11,416	12,756
Reallocation of noncontrolling interest	-	-	(6,396)	-	-	-	-	6,396	-
Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,458)	$12,174
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	117,833	125,714
Straight-lining of rental revenue	(19,731)	(22,110)
Amortization of stock-based compensation expense	9,638	12,685
Loss from unconsolidated joint ventures	10,176	1,483
Distributions of earnings from unconsolidated joint ventures	1,459	1,980
Amortization of deferred financing costs	4,637	5,626
Realized and unrealized losses (gains) on marketable securities	560	(2,474)
Amortization of above and below-market leases, net	(2,744)	(6,003)
Income from unconsolidated real estate funds	(141)	(65)
Distributions of earnings from unconsolidated real estate funds	353	1,137
Receipt of accrued interest on preferred equity investment	-	2,339
Other non-cash adjustments	152	(339)
Changes in operating assets and liabilities:
Accounts and other receivables	493	381
Deferred charges	(8,107)	(8,466)
Other assets	(4,367)	(6,294)
Accounts payable and accrued expenses	(4,148)	(12,293)
Other liabilities	(494)	1,338
Net cash provided by operating activities	103,111	106,813

Cash Flows from Investing Activities:
Additions to real estate	(46,575)	(50,766)
Repayment of amounts due from affiliates	36,918	11,000
Sales of marketable securities	19,049	10,407
Purchases of marketable securities	(9,248)	(8,867)
Contributions of capital to unconsolidated real estate funds	(2,936)	(243)
Distributions of capital from unconsolidated real estate funds	-	1,260
Due from affiliates	-	(181,000)
Investments in and contributions of capital to unconsolidated joint ventures	-	(52,525)
Redemption of preferred equity investment	-	33,750
Real estate acquisition deposits	-	(20,000)
Net cash used in investing activities	(2,792)	(256,984)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$163,082	$170,000
Proceeds from the sale of a 10.0% interest in 1633 Broadway	111,984	-
Repurchases of common shares	(100,000)	(6,488)
Dividends paid to common stockholders	(44,989)	(46,804)
Distributions paid to common unitholders	(4,608)	(5,047)
Contributions from noncontrolling interests	11,555	14,966
Distributions to noncontrolling interests	(6,357)	(34,919)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in unconsolidated real estate fund	(8,771)	-
Proceeds from notes and mortgages payable	3,073	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(316)	(307)
Debt issuance costs	-	(260)
Net cash provided by financing activities	124,653	91,141

Net increase (decrease) in cash and cash equivalents and restricted cash	224,972	(59,030)
Cash and cash equivalents and restricted cash at beginning of period	331,487	365,409
Cash and cash equivalents and restricted cash at end of period	$556,459	$306,379

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$306,215	$339,653
Restricted cash at beginning of period	25,272	25,756
Cash and cash equivalents and restricted cash at beginning of period	$331,487	$365,409

Cash and cash equivalents at end of period	$522,502	$283,485
Restricted cash at end of period	33,957	22,894
Cash and cash equivalents and restricted cash at end of period	$556,459	$306,379

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$68,920	$69,401
Cash payments for income taxes, net of refunds	1,130	2,053

Non-Cash Transactions:
Common shares issued upon redemption of common units	85,311	23,990
Dividends and distributions declared but not yet paid	24,292	25,953
Additions to real estate included in accounts payable and accrued expenses	16,232	18,370
Write-off of fully amortized and/or depreciated assets	8,612	3,387
Change in value of interest rate swaps	-	24,371

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.4% of, the Operating Partnership as of June 30, 2020.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate. While some businesses in New York have begun to operate, albeit with certain restrictions, in mid-July San Francisco announced an indefinite “pause” to all re-openings, including a closure of all “non-essential” businesses.

As of June 30, 2020, our portfolio consisted of 14 Class A properties aggregating 13.1 million square feet that was 95.6% leased, primarily to office tenants. The office tenants in our portfolio account for approximately 96.5% of our annualized rents and the remaining 3.5% is derived from non-office tenants (i.e. retail, parking garages and two theatres). During the three months ended June 30, 2020, we received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants (primarily retail) to defer a portion of their 2020 rental obligations. We continue to evaluate tenant requests on a case-by-case basis and are closely monitoring all rent collections. During the three months ended June 30, 2020, our portfolio-wide rent collections were 96.4%, including 97.8% from office tenants and 57.6% from all other tenants. We continue to monitor the impact of COVID-19 on our business, our tenants and the industry as a whole. During the three and six months ended June 30, 2020, we recorded $11,309,000 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051,000 of reserves for uncollectible accounts receivable. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results for the full year.

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

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially similar to the cash flows in the original lease. We have accounted for lease modifications executed as a result of COVID-19 under ASC Topic 842, Leases, and have elected not to use the option available in the Lease Modification Q&A. Accordingly, the Lease Modification Q&A did not have an impact on our consolidated financial statements.

3.	Dispositions

1633 Broadway

On May 27, 2020, we completed the sale of a 10.0% interest in 1633 Broadway, a 2.5 million square foot trophy office building located in New York City. The transaction valued the property at $2.4 billion, or $960 per square foot and included the assumption of the existing $1.25 billion mortgage loan. Accordingly, we realized net proceeds of $111,984,000 from the sale after transaction costs. We continue to consolidate financial results of the property into our consolidated financial statements and reflect the 10.0% interest we do not own as noncontrolling interests.

1899 Pennsylvania Avenue

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, a 191,000 square foot, unencumbered office building located in Washington, D.C., for $115,000,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The tables below set forth the details of the assets and liabilities and results of operations related to discontinued operations as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets: (1)	June 30, 2020	December 31, 2019
Real estate, net	$93,837	$94,251
Deferred rent receivable	4,008	4,206
Deferred charges, net	780	804
Intangible assets, net	5,290	5,575
Assets related to discontinued operations	$103,915	$104,836

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
Income Statements: (2)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Rental revenue	$3,515	$7,096	$7,078	$14,371
Fee and other income	31	144	130	272
Total revenues	3,546	7,240	7,208	14,643
Expenses:
Operating	1,399	2,836	2,850	5,756
Depreciation and amortization	-	2,348	690	4,725
Total expenses	1,399	5,184	3,540	10,481
Income from discontinued operations, net	$2,147	$2,056	$3,668	$4,162

(1)	Represents assets of 1899 Pennsylvania Avenue.
(2)

Represents revenues, expenses and net income of 1899 Pennsylvania Avenue in the three and six months ended June 30, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the three and six months ended June 30, 2019.

The table below sets forth the details of the cash flows from discontinued operations for the periods set forth below.

(Amounts in thousands)	For the Six Months Ended
Statements of Cash Flows: (1)	June 30, 2020	June 30, 2019
Cash provided by operating activities	$2,292	$9,059
Cash used in investing activities	-	(645)

Additional Cash Flow information:
Depreciation and amortization	$690	$4,725
Additions to real estate	-	(645)

(1)	Represents cash flow information of 1899 Pennsylvania Avenue in the six months ended June 30, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the six months ended June 30, 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2020	December 31, 2019
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	197,250	219,593
55 Second Street (2)	44.1%	93,939	95,384
111 Sutter Street	49.0%	39,417	41,519
60 Wall Street (2)	5.0%	19,148	19,777
One Steuart Lane (2)	35.0% (3)	67,986	69,536
Oder-Center, Germany (2)	9.5%	3,443	3,371
Investments in unconsolidated joint ventures		$421,183	$449,180

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Our Share of Net (Loss) Income:	2020	2019	2020	2019
712 Fifth Avenue (1)	$229	$917	$229	$917
Market Center (4)	(3,070)	-	(5,924)	-
55 Second Street (2)(5)	(662)	-	(1,346)	-
111 Sutter Street (6)	(919)	(1,249)	(1,529)	(2,121)
60 Wall Street (2)	(9)	(149)	(91)	(298)
One Steuart Lane (2)	(1,549)	8	(1,550)	(7)
Oder-Center, Germany (2)	25	17	35	26
Loss from unconsolidated joint ventures	$(5,955)	$(456)	$(10,176)	$(1,483)

(1)

As of June 30, 2020, our basis in the partnership that owns 712 Fifth Avenue, was negative $20,956 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of June 30, 2020, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $493, $2,691, $970 and $4,593, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “loss from unconsolidated joint ventures” over the estimated useful life of the related assets.

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

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2020	December 31, 2019
Real estate, net	$2,605,205	$2,581,738
Cash and cash equivalents and restricted cash	99,300	75,071
Intangible assets, net	140,312	172,041
Other assets	38,594	36,218
Total assets	$2,883,411	$2,865,068

Notes and mortgages payable, net	$1,706,229	$1,648,403
Intangible liabilities, net	31,522	38,377
Other liabilities	91,771	65,759
Total liabilities	1,829,522	1,752,539
Equity	1,053,889	1,112,529
Total liabilities and equity	$2,883,411	$2,865,068

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2020	2019	2020	2019
Revenues:
Rental revenue	$59,136	$36,455	$121,583	$74,679
Fee and other income	777	393	1,524	491
Total revenues	59,913	36,848	123,107	75,170
Expenses:
Operating	29,642	15,274	55,582	29,677
Depreciation and amortization	29,099	15,082	59,281	29,207
Total expenses	58,741	30,356	114,863	58,884
Other income (expense):
Interest and other (loss) income, net	(29)	201	48	299
Interest and debt expense	(14,305)	(12,323)	(30,214)	(23,850)
Net loss before income taxes	(13,162)	(5,630)	(21,922)	(7,265)
Income tax expense	(5)	-	(44)	(8)
Net loss	$(13,167)	$(5,630)	$(21,966)	$(7,273)

6.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. Fund VIII’s investment period ended in April 2020. As of June 30, 2020, Fund VIII had invested $628,088,000 of the $775,200,000 of capital committed. Fund X has invested $78,791,000 of the $192,000,000 of capital committed as of June 30, 2020. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively.

At June 30, 2020 and December 31, 2019, our investments in the Alternative Investment Funds aggregated $13,041,000 and $10,317,000, respectively, and we recognized income of $89,000 and $19,000 for the three months ended June 30, 2020 and 2019, respectively, and $141,000 and $65,000 for the six months ended June 30, 2020 and 2019, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Intangible assets:
Gross amount	$438,402	$466,099
Accumulated amortization	(259,158)	(262,930)
	$179,244	$203,169
Intangible liabilities:
Gross amount	$163,977	$174,670
Accumulated amortization	(98,208)	(100,881)
	$65,769	$73,789

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Amortization of above and below-market leases, net (component of "rental revenue")	$1,235	$2,747	$2,778	$6,043
Amortization of acquired in-place leases (component of "depreciation and amortization")	9,190	11,777	18,682	24,530

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2021.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2021	$3,647	$26,420
2022	1,177	21,923
2023	4,604	17,856
2024	5,540	14,387
2025	4,179	10,480

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2020	June 30, 2020	December 31, 2019
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	1.99%	350,000	350,000
			2.61%	850,000	850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	237,716	234,643

Total notes and mortgages payable			3.32%	3,812,716	3,809,643
Less: deferred financing costs				(22,286)	(25,792)
Total notes and mortgages payable, net				$3,790,430	$3,783,851

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	1.34%	$200,000	$36,918

(1)	Our ownership interest in 1633 Broadway, One Market Plaza and 300 Mission Street is 90.0%, 49.0% and 31.1%, respectively.

9.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended June 30, 2020. As of July 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2020 and 2019, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
Amount of loss related to the cash flow hedges recognized in other comprehensive loss (1)	$-	$(13,608)	$-	$(20,846)
Amounts reclassified from accumulated other comprehensive loss decreasing interest and debt expense (1)	-	(1,737)	-	(3,525)
Amount of loss related to unconsolidated joint ventures recognized in other comprehensive loss (2)	(2,104)	(76)	(16,672)	(184)
Amounts reclassified from accumulated other comprehensive loss increasing loss from unconsolidated joint ventures	408	-	315	-

(1)      Represents amounts related to interest rate swaps with an aggregate notional amount of $1.0 billion and forward starting interest rate swaps with an aggregate notional amount of $400,000 that were designated as cash flow hedges. These hedges were terminated in November 2019 in connection with the refinancing of the related asset.

(2)        Primarily represents amounts related to the change in the fair value of an interest rate swap with a notional value of $402,000.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of June 30, 2020 was $436,183,000, and represents the equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2019, noncontrolling interests in consolidated joint ventures was $360,778,000, and represented equity interests held by third parties in One Market Plaza and 300 Mission Street.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of June 30, 2020 and December 31, 2019, the noncontrolling interest in our consolidated real estate fund aggregated $79,243,000 and $72,396,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2020 and December 31, 2019, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $348,740,000 and $412,058,000, respectively, and a redemption value of $160,217,000 and $344,638,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.4% of, the Operating Partnership as of June 30, 2020. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2020 and December 31, 2019, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Real estate, net	$3,490,042	$1,685,391
Cash and cash equivalents and restricted cash	110,860	69,828
Investments in unconsolidated joint ventures	67,986	69,535
Accounts and other receivables	5,636	2,140
Deferred rent receivable	178,933	57,338
Deferred charges, net	56,572	24,030
Intangible assets, net	85,662	29,872
Other assets	24,016	21,132
Total VIE assets	$4,019,707	$1,959,266

Notes and mortgages payable, net	$2,449,538	$1,205,324
Accounts payable and accrued expenses	47,631	35,252
Intangible liabilities, net	36,297	19,841
Other liabilities	4,380	13,047
Total VIE liabilities	$2,537,846	$1,273,464

Unconsolidated VIEs

As of June 30, 2020, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Investments	$13,041	$10,317
Asset management fees and other receivables	652	37,563	(1)
Maximum risk of loss	$13,693	$47,880

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

	As of June 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$11,275	$11,275	$-	$-
Total assets	$11,275	$11,275	$-	$-

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,639	$21,639	$-	$-
Total assets	$21,639	$21,639	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,812,716	$3,868,933	$3,809,643	$3,848,266
Revolving credit facility	200,000	200,007	36,918	36,919
Total liabilities	$4,012,716	$4,068,940	$3,846,561	$3,885,185

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Leases

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

The following table sets forth the details of our rental revenues.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Amounts in thousands)	2020		2019	2020		2019
Rental revenues:
Fixed	$153,868	(1)	$161,146	$314,544	(1)	$321,464
Variable	10,121		12,898	24,870		27,921
Total rental revenues	$163,989		$174,044	$339,414		$349,385

(1)	Includes $11,309 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051 of reserves for uncollectible accounts receivable in the three and six months ended June 30, 2020.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of June 30, 2020, for the six-month period from July 1, 2020 through December 31, 2020 and each of the five succeeding years commencing January 1, 2021.

(Amounts in thousands)
2020	$303,858
2021	637,562
2022	623,463
2023	600,458
2024	573,047
2025	512,692
Thereafter	2,349,856
Total	$5,600,936

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Fee income:
Property management	$2,239	$1,599	$4,689	$3,241
Asset management	3,571	2,290	7,092	4,608
Acquisition, disposition and leasing	-	-	-	1,331
Other	399	324	758	1,032
Total fee income	6,209	4,213	12,539	10,212
Other income (1)	920	3,086	3,151	6,135
Total fee and other income	$7,129	$7,299	$15,690	$16,347

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

16.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest income, net	$428	$1,741	$1,416	$3,118
Mark-to-market of investments in our deferred compensation plans (1)	1,824	842	(160)	2,911
Preferred equity investment income (2)	-	-	-	454
Total interest and other income, net	$2,252	$2,583	$1,256	$6,483

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)	Represents 100% of the investment income from a preferred equity investment that was redeemed on March 1, 2019.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest expense	$33,690	$34,388	$67,991	$68,511
Amortization of deferred financing costs	2,319	2,825	4,637	5,626
Total interest and debt expense	$36,009	$37,213	$72,628	$74,137

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of June 30, 2020, we have 6,975,375 shares available for future grants under the 2014 Equity Incentive Plan (the “Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $4,241,000 and $5,083,000 for the three months ended June 30, 2020 and 2019, respectively, and $9,638,000 and $12,685,000 for the six months ended June 30, 2020 and 2019, respectively.

2016 Performance-Based Awards Program (“2016 Performance Program”)

The three-year performance measurement period with respect to our 2016 Performance Program ended on December 31, 2019. On January 17, 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that (i) the performance goals were not met on an absolute Total Shareholder Return (“TSR”) basis and (ii) the performance goals met the 30th percentile of the performance of the SNL U.S. Office REIT Index constituents on a relative basis. Accordingly, of the 1,085,244 Long Term Incentive Plan (“LTIP”) units that were granted under the 2016 Performance Program, 216,005 LTIP units, or approximately 19.9% of the total units granted, were earned. Of the LTIP units that were earned, 107,996 LTIP units vested immediately on January 17, 2020 and the remaining 108,009 LTIP units are subject to vesting based on continuous employment with us through December 31, 2020. This award had a grant date fair value of $10,520,000 and a remaining unrecognized compensation cost of $567,000 as of June 30, 2020, which has a remaining weighted-average amortization period of 0.5 years.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Continuing Operations:
Net (loss) income from continuing operations attributable to common stockholders	$(8,234)	$595	$(6,266)	$2,404
Earnings allocated to unvested participating securities	(14)	(4)	(26)	(13)
Numerator for (loss) income from continuing operations per common share - basic and diluted	(8,248)	591	(6,292)	2,391
Discontinued Operations:
Income from discontinued operations attributable to common stockholders	1,964	1,860	3,344	3,760
Earnings allocated to unvested participating securities	(4)	(14)	(11)	(24)
Numerator for income from discontinued operations per common share - basic and diluted	1,960	1,846	3,333	3,736
Numerator for (loss) income per common share - basic and diluted	$(6,288)	$2,437	$(2,959)	$6,127

Denominator:
Denominator for basic income per common share - weighted average shares	221,573	234,330	224,671	233,877
Effect of dilutive stock-based compensation plans (1)	-	26	-	31
Denominator for diluted income per common share - weighted average shares	221,573	234,356	224,671	233,908

(Loss) income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.04)	$0.00	$(0.03)	$0.01
Discontinued operations, net	0.01	0.01	0.02	0.02
(Loss) income per common share - basic and diluted	$(0.03)	$0.01	$(0.01)	$0.03

(1)

The effect of dilutive securities excludes 22,917 and 26,812 weighted average share equivalents for the three months ended June 30, 2020 and 2019, respectively, and 24,201 and 27,180 weighted average share equivalents for the six months ended June 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $259,000 and $211,000 for the three months ended June 30, 2020 and 2019, respectively, and $707,000 and $420,000 for the six months ended June 30, 2020 and 2019, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2020 and December 31, 2019, no amounts were owed to us under these agreements.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $5,396,000 and $3,511,000 for the three months ended June 30, 2020 and 2019, respectively, and $10,709,000 and $8,058,000 for the six months ended June 30, 2020 and 2019, respectively, in connection with these agreements. As of June 30, 2020 and December 31, 2019, amounts owed to us under these agreements aggregated $3,418,000 and $2,734,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund VIII and Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these feeder vehicles, which primarily consist of commissions paid to third party agents, and other incremental costs incurred by HTC as a result of the engagement, plus, in each case, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expenses of $126,000 and $62,000 for the three months ended June 30, 2020 and 2019, respectively, and $265,000 and $686,000 for the six months ended June 30, 2020 and 2019, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of June 30, 2020 and December 31, 2019, we owed $252,000 and $38,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $90,000 in each of the three months ended June 30, 2020 and 2019 and $181,000 in each of the six months ended June 30, 2020 and 2019 for our share of rental income pursuant to this lease.

Due from Affiliates

At December 31, 2019, we had a $36,918,000 note receivable from Fund X that bore interest at LIBOR plus 220 basis points and was included as “due from affiliates” on our consolidated balance sheet. On March 27, 2020, the $36,918,000 note receivable was repaid, together with $349,000 of accrued interest.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to, among other things, develop company-wide standard branding guidelines. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three and six months ended June 30, 2020, we recognized $140,000 of expenses in connection with this agreement. As of June 30, 2020, we owed Kramer Design $47,000, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheet.

Kramer Design has also entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. We recognized expenses of $14,000 and $103,000 for the three months ended June 30, 2020 and 2019, respectively, and $29,000 and $103,000 for the six months ended June 30, 2020 and 2019, respectively, for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2020, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $45,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$168,455	$110,679	$54,827	$2,949
Property-related operating expenses	(65,712)	(47,213)	(16,054)	(2,445)
NOI from unconsolidated joint ventures	10,376	2,680	9,165	(1,469)
NOI (1)	$113,119	$66,146	$47,938	$(965)

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$184,370	$118,741	$58,431	$7,198
Property-related operating expenses	(67,572)	(46,504)	(17,479)	(3,589)
NOI from unconsolidated joint ventures	4,185	2,886	1,213	86
NOI (1)	$120,983	$75,123	$42,165	$3,695

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$349,773	$232,256	$111,494	$6,023
Property-related operating expenses	(134,177)	(96,242)	(32,973)	(4,962)
NOI from unconsolidated joint ventures	23,768	5,624	19,547	(1,403)
NOI (1)	$239,364	$141,638	$98,068	$(342)

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$370,163	$239,837	$115,615	$14,711
Property-related operating expenses	(135,953)	(94,607)	(33,825)	(7,521)
NOI from unconsolidated joint ventures	9,596	7,543	1,913	140
NOI (1)	$243,806	$152,773	$83,703	$7,330

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2020	2019	2020	2019
NOI	$113,119	$120,983	$239,364	$243,806
Add (subtract) adjustments to arrive to net income:
Fee income	6,209	4,213	12,539	10,212
Depreciation and amortization expense	(58,716)	(60,277)	(117,143)	(120,989)
General and administrative expenses	(17,901)	(17,695)	(30,150)	(35,138)
NOI from unconsolidated joint ventures	(10,376)	(4,185)	(23,768)	(9,596)
Loss from unconsolidated joint ventures	(5,955)	(456)	(10,176)	(1,483)
Interest and other income, net	2,252	2,583	1,256	6,483
Interest and debt expense	(36,009)	(37,213)	(72,628)	(74,137)
NOI from discontinued operations	(2,147)	(4,404)	(4,358)	(8,887)
Other, net	(169)	(163)	(320)	(853)
(Loss) income from continuing operations, before income taxes	(9,693)	3,386	(5,384)	9,418
Income tax expense	(138)	(268)	(742)	(1,406)
(Loss) income from continuing operations, net	(9,831)	3,118	(6,126)	8,012
Income from discontinued operations, net	2,147	2,056	3,668	4,162
Net (loss) income	(7,684)	5,174	(2,458)	12,174
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(405)	(2,408)	(1,919)	(5,202)
Consolidated real estate fund	1,235	(53)	1,212	(147)
Operating Partnership	584	(258)	243	(661)
Net (loss) income attributable to common stockholders	$(6,270)	$2,455	$(2,922)	$6,164

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2020	$8,833,182	$5,438,820	$2,706,650	$687,712
December 31, 2019	8,734,135	5,439,929	2,708,463	585,743

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the negative impact of the coronavirus 2019 (“COVID-19”) global pandemic on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
•	unfavorable market and economic conditions in the United States and globally and in New York City and San Francisco;
•	risks associated with our high concentrations of properties in New York City and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (IT) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.4%, of the Operating Partnership as of June 30, 2020.

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate. While some businesses in New York have begun to operate, albeit with certain restrictions, in mid-July San Francisco announced an indefinite “pause” to all re-openings, including a closure of all “non-essential” businesses.

As of June 30, 2020, our portfolio consisted of 14 Class A properties aggregating 13.1 million square feet that was 95.6% leased, primarily to office tenants. The office tenants in our portfolio account for approximately 96.5% of our annualized rents and the remaining 3.5% is derived from non-office tenants (i.e. retail, parking garages and two theatres). During the three months ended June 30, 2020, we received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants (primarily retail) to defer a portion of their 2020 rental obligations. We continue to evaluate tenant requests on a case-by-case basis and are closely monitoring all rent collections. During the three months ended June 30, 2020, our portfolio-wide rent collections were 96.4%, including over 97.8% from office tenants and 57.6% from all other tenants. We continue to monitor the impact of COVID-19 on our business, our tenants and the industry as a whole. During the three and six months ended June 30, 2020, we recorded $11,309,000 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051,000 of reserves for uncollectible accounts receivable. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Dispositions

1633 Broadway

On May 27, 2020, we completed the sale of a 10.0% interest in 1633 Broadway, a 2.5 million square foot trophy office building located in New York City. The transaction valued the property at $2.4 billion, or $960 per square foot and included the assumption of the existing $1.25 billion mortgage loan. Accordingly, we realized net proceeds of $111,984,000 from the sale after transaction costs.

1899 Pennsylvania Avenue

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, a 191,000 square foot, unencumbered office building located in Washington, D.C., for $115,000,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2020.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended June 30, 2020. As of July 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended June 30, 2020

In the three months ended June 30, 2020, we leased 300,570 square feet, of which our share was 169,898 square feet that was leased at a weighted average initial rent of $93.47 per square foot. This leasing activity, offset by lease expirations in the three months decreased same store leased occupancy (properties owned by us during both reporting periods in a similar manner and not classified as discontinued operations) by 20 basis points to 95.7% at June 30, 2020 from 95.9% at March 31, 2020. Of the 300,570 square feet leased in the year, 159,548 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 24.2% on a cash basis and 19.2% on a GAAP basis. The weighted average lease term for leases signed during the three months was 4.2 years and weighted average tenant improvements and leasing commissions on these leases were $8.93 per square foot per annum, or 9.6% of initial rent.

New York:

In the three months ended June 30, 2020, we leased 51,890 square feet in our New York portfolio at a weighted average initial rent of $82.00 per square foot. This leasing activity, offset by lease expirations in the three months, caused our same store leased occupancy to remain at 95.3% leased at June 30, 2020, in-line with same store leased occupancy at March 31, 2020. All of the 51,890 square feet leased in the three months represented second generation space for which rental rate increased by 0.3% on a cash basis and 2.7% on a GAAP basis. The weighted average lease term for leases signed during the three months was 5.3 years and weighted average tenant improvements and leasing commissions on these leases were $4.76 per square foot per annum, or 5.8% of initial rent.

San Francisco:

In the three months ended June 30, 2020, we leased 248,680 square feet in our San Francisco portfolio, of which our share was 118,008 square feet that was leased at a weighted average initial rent of $98.51 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 50 basis points to 96.9% at June 30, 2020 from 97.4% at March 31, 2020. Of the 248,680 square feet leased in the three months, 107,658 square feet represented our share of second generation space for which we achieved rental rate increases of 37.4% on a cash basis and 27.0% on a GAAP basis. The weighted average lease term for leases signed during the three months was 3.8 years and weighted average tenant improvements and leasing commissions on these leases were $11.46 per square foot per annum, or 11.6% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2020	Total	New York	San Francisco
Total square feet leased	300,570	51,890	248,680
Pro rata share of total square feet leased:	169,898	51,890	118,008
Initial rent (1)	$93.47	$82.00	$98.51
Weighted average lease term (in years)	4.2	5.3	3.8

Tenant improvements and leasing commissions:
Per square foot	$37.89	$25.00	$43.56
Per square foot per annum	$8.93	$4.76	$11.46
Percentage of initial rent	9.6%	5.8%	11.6%

Rent concessions:
Average free rent period (in months)	2.7	3.0	2.5
Average free rent period per annum (in months)	0.6	0.6	0.7

Second generation space: (2)
Square feet	159,548	51,890	107,658
Cash basis:
Initial rent (1)	$92.72	$82.00	$97.89
Prior escalated rent (3)	$74.67	$81.78	$71.25
Percentage increase	24.2%	0.3%	37.4%
GAAP basis:
Straight-line rent	$92.02	$78.10	$98.74
Prior straight-line rent	$77.18	$76.01	$77.75
Percentage increase	19.2%	2.7%	27.0%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy	Total	New York	San Francisco
As of June 30, 2020	95.7%	95.3%	96.9%
As of March 31, 2020	95.9%	95.3%	97.4%

Leasing Results - Six Months Ended June 30, 2020

In the six months ended June 30, 2020, we leased 507,354 square feet, of which our share was 295,966 square feet that was leased at a weighted average initial rent of $92.67 per square foot. This leasing activity, offset by lease expirations in the six months decreased same store leased occupancy (properties owned by us during both reporting periods in a similar manner and not classified as discontinued operations) by 20 basis points to 95.7% at June 30, 2020 from 95.9% at December 31, 2019. Of the 507,354 square feet leased in the year, 263,856 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 26.9% on a cash basis and 26.0% on a GAAP basis. The weighted average lease term for leases signed during the six months was 4.5 years and weighted average tenant improvements and leasing commissions on these leases were $8.04 per square foot per annum, or 8.7% of initial rent.

New York:

In the six months ended June 30, 2020, we leased 100,762 square feet in our New York portfolio, of which our share was 96,494 square feet that was leased at a weighted average initial rent of $77.95 per square foot. This leasing activity, offset by lease expirations in the six months, caused our same store leased occupancy to remain at 95.3% leased at June 30, 2020, in-line with same store leased occupancy at December 31, 2019. Of the 100,762 square feet leased in the six months, 88,212 square feet represented our share of second generation space for which rental rate increased by 1.5% on a cash basis and 4.9% on a GAAP basis. The weighted average lease term for leases signed during the six months was 4.7 years and weighted average tenant improvements and leasing commissions on these leases were $6.04 per square foot per annum, or 7.7% of initial rent.

San Francisco:

In the six months ended June 30, 2020, we leased 406,592 square feet in our San Francisco portfolio, of which our share was 199,472 square feet that was leased at a weighted average initial rent of $99.79 per square foot. This leasing activity, offset by lease expirations in the six months, decreased same store leased occupancy by 60 basis points to 96.9% leased at June 30, 2020 from 97.5% at December 31, 2019. Of the 406,592 square feet leased in the six months, 175,644 square feet represented our share of second generation space for which we achieved rental rate increases of 40.0% on a cash basis and 35.9% on a GAAP basis. The weighted average lease term for leases signed during the six months was 4.4 years and weighted average tenant improvements and leasing commissions on these leases were $9.09 per square foot per annum, or 9.1% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2020	Total	New York	San Francisco
Total square feet leased	507,354	100,762	406,592
Pro rata share of total square feet leased:	295,966	96,494	199,472
Initial rent (1)	$92.67	$77.95	$99.79
Weighted average lease term (in years)	4.5	4.7	4.4

Tenant improvements and leasing commissions:
Per square foot	$35.96	$28.34	$39.65
Per square foot per annum	$8.04	$6.04	$9.09
Percentage of initial rent	8.7%	7.7%	9.1%

Rent concessions:
Average free rent period (in months)	2.4	2.1	2.5
Average free rent period per annum (in months)	0.5	0.4	0.6

Second generation space: (2)
Square feet	263,856	88,212	175,644
Cash basis:
Initial rent (1)	$91.71	$75.06	$100.07
Prior escalated rent (3)	$72.29	$73.93	$71.47
Percentage increase	26.9%	1.5%	40.0%
GAAP basis:
Straight-line rent	$91.67	$72.77	$101.17
Prior straight-line rent	$72.74	$69.39	$74.43
Percentage increase	26.0%	4.9%	35.9%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy	Total	New York	San Francisco
As of June 30, 2020	95.7%	95.3%	96.9%
As of December 31, 2019	95.9%	95.3%	97.5%

Financial Results - Three Months Ended June 30, 2020 and 2019

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $6,270,000, or $0.03 per diluted share, for the three months ended June 30, 2020, compared to net income attributable to common stockholders of $2,455,000, or $0.01 per diluted share, for the three months ended June 30, 2019. Net loss attributable to common stockholders for the three months ended June 30, 2020 includes (i) $7,030,000, or $0.03 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable.

Funds from Operations (“FFO”) attributable to common stockholders was $50,663,000, or $0.23 per diluted share, for the three months ended June 30, 2020, compared to $54,208,000, or $0.23 per diluted share, for the three months ended June 30, 2019. FFO attributable to common stockholders for the three months ended June 30, 2020 includes (i) $7,030,000, or $0.03 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable. In addition, FFO attributable to common stockholders for the three months ended June 30, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 61. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended June 30, 2020 and 2019 by $545,000 and $969,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 61, was $50,118,000, or $0.23 per diluted share, for the three months ended June 30, 2020, compared to $53,239,000, or $0.23 per diluted share, for the three months ended June 30, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2020 versus June 30, 2019.

	Total	New York	San Francisco
Same Store NOI	0.9%	(3.4%)	13.9%
Same Store Cash NOI	(4.1%)	(6.6%)	3.6%

See pages 53-61 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2020 and 2019

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $2,922,000, or $0.01 per diluted share, for the six months ended June 30, 2020, compared to net income attributable to common stockholders of $6,164,000, or $0.03 per diluted share, for the six months ended June 30, 2019. Net loss attributable to common stockholders for the six months ended June 30, 2020 includes (i) $7,030,000, or $0.03 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable.

Funds from Operations (“FFO”) attributable to common stockholders was $112,249,000, or $0.50 per diluted share, for the six months ended June 30, 2020, compared to $109,433,000, or $0.47 per diluted share, for the six months ended June 30, 2019. FFO attributable to common stockholders for the six months ended June 30, 2020 includes (i) $7,030,000, or $0.03 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable. In addition, FFO attributable to common stockholders for the six months ended June 30, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 61. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the six months ended June 30, 2020 by $622,000, or $0.00 per diluted share, and decreased FFO attributable to common stockholders for the six months ended June 30, 2019 by $919,000, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 61, was $111,627,000, or $0.50 per diluted share, for the six months ended June 30, 2020, compared to $110,352,000, or $0.47 per diluted share, for the six months ended June 30, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2020 versus June 30, 2019.

	Total	New York	San Francisco
Same Store NOI	1.2%	(1.7%)	10.2%
Same Store Cash NOI	0.1%	(1.2%)	4.2%

See pages 53-61 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2020 and 2019

The following pages summarize our consolidated results of operations for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$163,989	$174,044	$(10,055)
Fee and other income	7,129	7,299	(170)
Total revenues	171,118	181,343	(10,225)
Expenses:
Operating	64,313	64,736	(423)
Depreciation and amortization	58,716	60,277	(1,561)
General and administrative	17,901	17,695	206
Transaction related costs	258	182	76
Total expenses	141,188	142,890	(1,702)
Other income (expense):
Loss from unconsolidated joint ventures	(5,955)	(456)	(5,499)
Income from unconsolidated real estate funds	89	19	70
Interest and other income, net	2,252	2,583	(331)
Interest and debt expense	(36,009)	(37,213)	1,204
(Loss) income from continuing operations, before income taxes	(9,693)	3,386	(13,079)
Income tax expense	(138)	(268)	130
(Loss) income from continuing operations, net	(9,831)	3,118	(12,949)
Income from discontinued operations, net	2,147	2,056	91
Net (loss) income	(7,684)	5,174	(12,858)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(405)	(2,408)	2,003
Consolidated real estate fund	1,235	(53)	1,288
Operating Partnership	584	(258)	842
Net (loss) income attributable to common stockholders	$(6,270)	$2,455	$(8,725)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $171,118,000 for the three months ended June 30, 2020, compared to $181,343,000 for the three months ended June 30, 2019, a decrease of $10,225,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	3,620	(602)	(1)	4,222	(2)	-
Non-cash write-offs (primarily straight-line rent receivables)	(11,309)	(5,400)		(5,909)		-
Reserves for uncollectible accounts receivable	(2,051)	(1,019)		(1,032)		-
Other, net	(315)	114		(39)		(390)
Decrease in rental revenue	$(10,055)	$(6,907)		$(2,758)		$(390)

Fee and other income
Fee income
Property management	$640	$-		$-		$640
Asset management	1,281	-		-		1,281
Other	75	-		-		75
Increase in fee income	1,996	-		-		1,996
Other income
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	(2,001)	(1,155)	(3)	(846)	(3)	-
Other, net	(165)	-		-		(165)
Decrease in other income	(2,166)	(1,155)		(846)		(165)
(Decrease) increase in fee and other income	$(170)	$(1,155)		$(846)		$1,831

Total (decrease) increase in revenues	$(10,225)	$(8,062)		$(3,604)		$1,441

(1)	Primarily due to lower occupancy at 900 Third Avenue.
(2)	Primarily due to an increase in occupancy at One Market Plaza and One Front Street.
(3)	Primarily due to lower income from tenant requested services, including overtime heating and cooling.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $141,188,000 for the three months ended June 30, 2020, compared to $142,890,000 for the three months ended June 30, 2019, a decrease of $1,702,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Acquisitions / Dispositions	$-	$-	$-		$-
Same store operations	(716)	709	(1,425)		-
Other, net	293	-	-		293
(Decrease) increase in operating	$(423)	$709	$(1,425)		$293

Depreciation and amortization
Acquisitions / Dispositions	$-	$-	$-		$-
Operations	(1,561)	1	(1,865)	(1)	303
(Decrease) increase in depreciation
and amortization	$(1,561)	$1	$(1,865)		$303

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$982	$-	$-		$982
Operations	(776)	-	-		(776)
Increase in general and
administrative	$206	$-	$-		$206

Increase in transaction related costs	$76	$-	$-		$76

Total (decrease) increase in expenses	$(1,702)	$710	$(3,290)		$878

(1)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.

Loss from Unconsolidated Joint Ventures

In the three months ended June 30, 2020, we recognized a $5,955,000 net loss from unconsolidated joint ventures compared to $456,000 of net loss in the three months ended June 30, 2019, an increase in loss of $5,499,000. This increase in loss resulted from:

(Amounts in thousands)
Net loss attributable to recently acquired properties (1)	$3,732	(2)
Other, net	1,767
Total increase in net loss	$5,499

(1)	Represents net loss from properties acquired subsequent to June 30, 2019 (55 Second Street - acquired in August 2019 and Market Center - acquired in December 2019).
(2)	Results primarily from depreciation and amortization expense.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $89,000 for the three months ended June 30, 2020, compared to $19,000 for the three months ended June 30, 2019, an increase of $70,000.

Interest and Other Income, net

Interest and other income was $2,252,000 for the three months ended June 30, 2020, compared to income of $2,583,000 for the three months ended June 30, 2019, a decrease in income of $331,000. This decrease resulted from:

(Amounts in thousands)
Decrease in interest income (resulting from lower interest rates)	$(1,397)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in “general and administrative”)	982
Other, net	84
Total decrease	$(331)

Interest and Debt Expense

Interest and debt expense was $36,009,000 for the three months ended June 30, 2020, compared to $37,213,000 for the three months ended June 30, 2019, a decrease in expense of $1,204,000. This decrease resulted primarily from (i) lower interest on variable rate debt due to a decrease in average LIBOR rates in the current year’s three months compared to prior year’s three months, partially offset by (ii) interest on $200,000,000 of borrowing under our revolving credit facility in the current year’s three months.

Income Tax Expense

Income tax expense was $138,000 for the three months ended June 30, 2020, compared to $268,000 for the three months ended June 30, 2019, a decrease of $130,000. This decrease was primarily due to lower taxable income on our taxable REIT subsidiaries in the current year’s three months.

Income from Discontinued Operations

Income from discontinued operations was $2,147,000 for the three months ended June 30, 2020, compared to $2,056,000 for the three months ended June 30, 2019, an increase of $91,000. This increase resulted from:

(Amounts in thousands)
1899 Pennsylvania Avenue ($2,147 of income in 2020 compared to $1,079 in 2019)	$1,068	(1)
Liberty Place (sold in September 2019)	(977)
Total increase	$91

(1)	Primarily due to lower depreciation and amortization expense in the current year’s three months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $405,000 for the three months ended June 30, 2020, compared to $2,408,000 for the three months ended June 30, 2019, a decrease of $2,003,000. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($2,736 of loss in 2020, compared to income of $410 in 2019)	$(3,146)	(1)
Higher income attributable to One Market Plaza ($3,641 of income in 2020, compared to income of $2,041 in 2019)	1,600	(2)
Other, net	(457)
Total decrease	$(2,003)

(1)	Primarily due to the non-cash write-off of straight-line rent receivables in the current year’s three months.
(2)	Primarily due to higher occupancy in the current year’s three months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,235,000 for the three months ended June 30, 2020, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $53,000 for the three months ended June 30, 2019, a decrease in income allocated to noncontrolling interest of $1,288,000.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $584,000 for the three months ended June 30, 2020, compared to net income attributable to noncontrolling interests in Operating Partnership of $258,000 for the three months ended June 30, 2019, a decrease in income attributable to noncontrolling interests of $842,000. This decrease resulted from lower net income subject to allocation to the unitholders of the operating partnership for the three months ended June 30, 2020.

Results of Operations - Six Months Ended June 30, 2020 and 2019

The following pages summarize our consolidated results of operations for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$339,414	$349,385	$(9,971)
Fee and other income	15,690	16,347	(657)
Total revenues	355,104	365,732	(10,628)
Expenses:
Operating	131,327	130,197	1,130
Depreciation and amortization	117,143	120,989	(3,846)
General and administrative	30,150	35,138	(4,988)
Transaction related costs	461	918	(457)
Total expenses	279,081	287,242	(8,161)
Other income (expense):
Loss from unconsolidated joint ventures	(10,176)	(1,483)	(8,693)
Income from unconsolidated real estate funds	141	65	76
Interest and other income, net	1,256	6,483	(5,227)
Interest and debt expense	(72,628)	(74,137)	1,509
(Loss) income from continuing operations, before income taxes	(5,384)	9,418	(14,802)
Income tax expense	(742)	(1,406)	664
(Loss) Income from continuing operations, net	(6,126)	8,012	(14,138)
Income from discontinued operations, net	3,668	4,162	(494)
Net (loss) income	(2,458)	12,174	(14,632)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(1,919)	(5,202)	3,283
Consolidated real estate fund	1,212	(147)	1,359
Operating Partnership	243	(661)	904
Net (loss) income attributable to common stockholders	$(2,922)	$6,164	$(9,086)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $355,104,000 for the six months ended June 30, 2020, compared to $365,732,000 for the six months ended June 30, 2019, a decrease of $10,628,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	4,743	1,275	(1)	3,468	(2)	-
Non-cash write-offs (primarily straight-line rent receivables)	(11,309)	(5,400)		(5,909)		-
Reserves for uncollectible accounts receivable	(2,051)	(1,019)		(1,032)		-
Other, net	(1,354)	(620)		(18)		(716)
Decrease in rental revenue	$(9,971)	$(5,764)		$(3,491)		$(716)

Fee and other income
Fee income
Property management	$1,448	$-		$-		$1,448
Asset management	2,484	-		-		2,484
Acquisition, disposition and leasing	(1,331)	-		-		(1,331)
Other	(274)	-		-		(274)
Increase in fee income	2,327	-		-		2,327
Other income
Acquisitions / Dispositions	-	-		-		-
Same store operations	(2,984)	(1,817)	(3)	(630)	(3)	(537)
Decrease in other income	(2,984)	(1,817)		(630)		(537)
(Decrease) increase in fee and other income	$(657)	$(1,817)		$(630)		$1,790

Total (decrease) increase in revenues	$(10,628)	$(7,581)		$(4,121)		$1,074

(1)	Primarily due to an increase in occupancy at 1633 Broadway and 1325 Avenue of the Americas, partially offset by lower occupancy at 900 Third Avenue.
(2)	Primarily due to an increase in occupancy at One Market Plaza and One Front Street, partially offset by lower occupancy at 300 Mission Street.
(3)	Primarily due to lower income from tenant requested services, including overtime heating and cooling.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $279,081,000 for the six months ended June 30, 2020, compared to $287,242,000 for the six months ended June 30, 2019, a decrease of $8,161,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	783	1,635	(1)	(852)		-
Other, net	347	-		-		347
Increase (decrease) in operating	$1,130	$1,635		$(852)		$347

Depreciation and amortization
Acquisitions / Dispositions	$-	$-		$-		$-
Operations	(3,846)	(4)		(4,429)	(2)	587
(Decrease) increase in depreciation
and amortization	$(3,846)	$(4)		$(4,429)		$587

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(3,071)	-		$-		$(3,071)	(3)
Operations	(1,917)	-		-		(1,917)	(4)
Decrease in general
and administrative	$(4,988)	$-		$-		$(4,988)

Decrease in transaction related costs	$(457)	$-		$-		$(457)

Total (decrease) increase in expenses	$(8,161)	$1,631		$(5,281)		$(4,511)

(1)	Primarily due to higher real estate taxes.
(2)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other (loss) income, net”.

(4)	Primarily due to lower stock-based compensation expense.

Loss from Unconsolidated Joint Ventures

In the six months ended June 30, 2020, we recognized a $10,176,000 net loss from unconsolidated joint ventures compared to $1,483,000 of net loss in the six months ended June 30, 2019, an increase in loss of $8,693,000. This increase in loss resulted from:

(Amounts in thousands)
Net loss attributable to recently acquired properties (1)	$7,270	(2)
Other, net	1,423
Total increase in net loss	$8,693

(1)	Represents net loss from properties acquired subsequent to June 30, 2019 (55 Second Street - acquired in August 2019 and Market Center - acquired in December 2019).
(2)	Results primarily from depreciation and amortization expense.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $141,000 for the six months ended June 30, 2020, compared to $65,000 for the six months ended June 30, 2019, an increase of $76,000.

Interest and Other Income, net

Interest and other income was $1,256,000 for the six months ended June 30, 2020, compared to income of $6,483,000 for the six months ended June 30, 2019, a decrease in income of $5,227,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is offset by a decrease in “general and administrative”)	$(3,071)
Decrease in interest income (resulting from lower interest rates)	(1,855)
Other, net	(301)
Total decrease	$(5,227)

Interest and Debt Expense

Interest and debt expense was $72,628,000 for the six months ended June 30, 2020, compared to $74,137,000 for the six months ended June 30, 2019, a decrease in expense of $1,509,000. This decrease resulted primarily from (i) lower interest on variable rate debt due to a decrease in average LIBOR rates in the current year’s six months compared to prior year’s six months, partially offset by (ii) interest on $200,000,000 of borrowing under our revolving credit facility in the current year’s six months.

Income Tax Expense

Income tax expense was $742,000 for the six months ended June 30, 2020, compared to $1,406,000 for the six months ended June 30, 2019, a decrease of $664,000. This decrease was primarily due to lower taxable income on our taxable REIT subsidiaries in the current year’s six months.

Income from Discontinued Operations

Income from discontinued operations was $3,668,000 for the six months ended June 30, 2020, compared to $4,162,000 for the six months ended June 30, 2019, a decrease of $494,000. This decrease resulted from:

(Amounts in thousands)
Liberty Place (sold in September 2019)	$(1,952)
1899 Pennsylvania Avenue ($3,668 of income in 2020 compared to $2,210 in 2019)	1,458	(1)
Total decrease	$(494)

(1)	Primarily due to lower depreciation and amortization expense in the current year’s six months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $1,919,000 for the six months ended June 30, 2020, compared to $5,202,000 for the six months ended June 30, 2019, a decrease of $3,283,000. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($3,820 of loss in 2020, compared to income of $899 in 2019)	$(4,719)	(1)
Higher income attributable to One Market Plaza ($6,239 of income in 2020, compared to income of $4,003 in 2019)	2,236	(2)
Other, net	(800)
Total decrease	$(3,283)

(1)	Primarily due to the non-cash write-off of straight-line rent receivables and lower occupancy in the current year’s six months.
(2)	Primarily due to higher occupancy in the current year’s six months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,212,000 for the six months ended June 30, 2020, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $147,000 for the six months ended June 30, 2019, a decrease in income allocated to noncontrolling interest of $1,359,000.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $243,000 for the six months ended June 30, 2020, compared to net income attributable to noncontrolling interests in Operating Partnership of $661,000 for the six months ended June 30, 2019, a decrease in income attributable to noncontrolling interests of $904,000. This decrease resulted from lower net income subject to allocation to the unitholders of the operating partnership for the six months ended June 30, 2020.

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

As of June 30, 2020, we had $1.36 billion of liquidity comprised of $522,502,000 of cash and cash equivalents, $33,957,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of June 30, 2020, our outstanding consolidated debt aggregated $4.0 billion, including $200,000,000 outstanding under our revolving credit facility. None of our debt matures until November 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 15, 2020, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the second quarter ending June 30, 2020, which was paid on July 15, 2020 to stockholders of record as of the close of business on June 30, 2020. This dividend policy, if continued, would require us to pay out approximately $24,300,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2020, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness, of which our share was $604,469,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended June 30, 2020. As of July 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2020, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $45,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $556,459,000 and $331,487,000 as of June 30, 2020 and December 31, 2019, respectively, and $306,379,000 and $365,409,000 as of June 30, 2019 and December 31, 2018, respectively. Cash and cash equivalents and restricted cash increased by $224,972,000 for the six months ended June 30, 2020 and decreased by $59,030,000 for the six months ended June 30, 2019. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$103,111	$106,813
Investing activities	(2,792)	(256,984)
Financing activities	124,653	91,141

Operating Activities

Six months ended June 30, 2020 – We generated $103,111,000 of cash from operating activities for the six months ended June 30, 2020, primarily from (i) $117,922,000 of net income (before $120,380,000 of noncash adjustments), and (ii) $1,812,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $16,623,000 of net changes in operating assets and liabilities. Noncash adjustments of $120,380,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

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

Investing Activities

Six months ended June 30, 2020 –We used $2,792,000 of cash for investing activities for the six months ended June 30, 2020, primarily due to (i) $46,575,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $2,936,000 of contributions to our unconsolidated real estate funds, partially offset by (iii) $36,918,000 repayment of amounts due from affiliates, and (iv) $9,801,000 from the net sales of marketable securities (which are held in our deferred compensation plan).

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

Financing Activities

Six months ended June 30, 2020 – We generated $124,653,000 of cash from financing activities for the six months ended June 30, 2020, primarily from (i) $163,082,000 of borrowings under the revolving credit facility, (ii) $111,984,000 of proceeds from the sale of a 10.0% interest in 1633 Broadway, (iii) $11,555,000 of contributions from noncontrolling interests, and (iv) $3,073,000 of proceeds from notes and mortgages payable, partially offset by (v) $100,000,000 for the repurchases of common shares, (vi) $49,597,000 for dividends and distributions paid to common stockholders and unitholders, (vii) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund, (viii) $6,357,000 for distributions to noncontrolling interests and (ix) $316,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net (loss) income to NOI and Cash NOI for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(7,684)	$1,955	$4,169	$(13,808)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,716	39,927	17,680	1,109
General and administrative	17,901	-	-	17,901
Interest and debt expense	36,009	21,804	12,323	1,882
Income tax expense	138	-	-	138
NOI from unconsolidated joint ventures	10,376	2,680	9,165	(1,469)
Loss (income) from unconsolidated joint ventures	5,955	(220)	4,651	1,524
Fee income	(6,209)	-	-	(6,209)
Interest and other income, net	(2,252)	-	(50)	(2,202)
Other, net	169	-	-	169
NOI	113,119	66,146	47,938	(965)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,733)	(430)	(15,303)	-
Consolidated real estate fund	1,437	-	-	1,437
Paramount's share of NOI	$98,823	$65,716	$32,635	$472

NOI	$113,119	$66,146	$47,938	$(965)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(10,037)	(5,768)	(4,241)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,701)	388	(2,089)	-
Adjustments related to discontinued operations	114	-	-	114
Cash NOI	101,495	60,766	41,608	(879)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,716)	(504)	(13,212)	-
Consolidated real estate fund	1,437	-	-	1,437
Paramount's share of Cash NOI	$89,216	$60,262	$28,396	$558

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$5,174	$9,196	$8,097	$(12,119)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	60,277	39,926	19,545	806
General and administrative	17,695	-	-	17,695
Interest and debt expense	37,213	23,883	12,273	1,057
Income tax expense	268	-	13	255
NOI from unconsolidated joint ventures	4,185	2,886	1,213	86
Loss (income) from unconsolidated joint ventures	456	(768)	1,249	(25)
Fee income	(4,213)	-	-	(4,213)
Interest and other income, net	(2,583)	-	(225)	(2,358)
Adjustments related to discontinued operations	2,348	-	-	2,348
Other, net	163	-	-	163
NOI	120,983	75,123	42,165	3,695
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(17,839)	-	(17,839)	-
Consolidated real estate fund	(6)	-	-	(6)
Paramount's share of NOI	$103,138	$75,123	$24,326	$3,689

NOI	$120,983	$75,123	$42,165	$3,695
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(10,937)	(9,225)	(1,690)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,745)	480	(3,225)	-
Adjustments related to discontinued operations	100	-	-	100
Cash NOI	107,401	66,378	37,250	3,773
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,583)	-	(15,583)	-
Consolidated real estate fund	(6)	-	-	(6)
Paramount's share of Cash NOI	$91,812	$66,378	$21,667	$3,767

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(2,458)	$11,670	$10,074	$(24,202)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	117,143	79,946	35,007	2,190
General and administrative	30,150	-	-	30,150
Interest and debt expense	72,628	44,536	24,885	3,207
Income tax expense (benefit)	742	-	(7)	749
NOI from unconsolidated joint ventures	23,768	5,624	19,547	(1,403)
Loss (income) from unconsolidated joint ventures	10,176	(138)	8,799	1,515
Fee income	(12,539)	-	-	(12,539)
Interest and other income, net	(1,256)	-	(237)	(1,019)
Adjustments related to discontinued operations	690	-	-	690
Other, net	320	-	-	320
NOI	239,364	141,638	98,068	(342)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(31,424)	(430)	(30,994)	-
Consolidated real estate fund	1,440	-	-	1,440
Paramount's share of NOI	$209,380	$141,208	$67,074	$1,098

NOI	$239,364	$141,638	$98,068	$(342)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(21,841)	(12,178)	(9,716)	53
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,533)	776	(5,309)	-
Adjustments related to discontinued operations	233	-	-	233
Cash NOI	213,223	130,236	83,043	(56)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,918)	(504)	(26,414)	-
Consolidated real estate fund	1,440	-	-	1,440
Paramount's share of Cash NOI	$187,745	$129,732	$56,629	$1,384

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$12,174	$18,273	$16,134	$(22,233)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	120,989	79,950	39,436	1,603
General and administrative	35,138	-	-	35,138
Interest and debt expense	74,137	47,626	24,439	2,072
Income tax expense	1,406	-	19	1,387
NOI from unconsolidated joint ventures	9,596	7,543	1,913	140
Loss (income) from unconsolidated joint ventures	1,483	(619)	2,121	(19)
Fee income	(10,212)	-	-	(10,212)
Interest and other income, net	(6,483)	-	(359)	(6,124)
Adjustments related to discontinued operations	4,725	-	-	4,725
Other, net	853	-	-	853
NOI	243,806	152,773	83,703	7,330
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(35,748)	-	(35,748)	-
Consolidated real estate fund	23	-	-	23
Paramount's share of NOI	$208,081	$152,773	$47,955	$7,353

NOI	$243,806	$152,773	$83,703	$7,330
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(22,806)	(18,549)	(4,302)	45
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,985)	955	(6,940)	-
Adjustments related to discontinued operations	211	-	-	211
Cash NOI	215,226	135,179	72,461	7,586
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(30,368)	-	(30,368)	-
Consolidated real estate fund	23	-	-	23
Paramount's share of Cash NOI	$184,881	$135,179	$42,093	$7,609

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2020 and 2019. These metrics are used to measure the operating performance of our properties in our New York and San Francisco portfolios that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2020 (1)	$98,823	$65,716		$32,635	$472
Acquisitions (2)	(8,425)	-		(8,425)	-
Dispositions / Discontinued Operations	(2,147)	-		-	(2,147)	(3)
Non-cash write-offs (primarily straight-line rent receivables) (4)	7,685	4,993		2,692	-
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	1,598	(77)		-	1,675
Paramount's share of Same Store NOI for the three
months ended June 30, 2020	$99,474	$71,784		$27,690	$-

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2019 (1)	$103,138	$75,123		$24,326	$3,689
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(5,339)	(935)	(5)	-	(4,404)	(3)
Reserves for uncollectible accounts receivable (4)	91	114		(23)	-
Lease termination income and other, net	715	-		-	715
Paramount's share of Same Store NOI for the three
months ended June 30, 2019	$98,605	$74,302		$24,303	$-

Increase (decrease) in Same Store NOI	$869	$(2,518)		$3,387	$-
% Increase (decrease)	0.9%	(3.4%)		13.9%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store NOI attributable to acquired properties (Market Center and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other”.

(5)	Represents NOI attributable to 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2020 (1)	$89,216	$60,262		$28,396	$558
Acquisitions (2)	(6,754)	-		(6,754)	-
Dispositions / Discontinued Operations	(2,261)	-		-	(2,261)	(3)
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	1,626	(77)		-	1,703
Paramount's share of Same Store Cash NOI for the three
months ended June 30, 2020	$83,767	$61,337		$22,430	$-

	For the Three Months Ended June 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2019 (1)	$91,812	$66,378		$21,667	$3,767
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(5,310)	(806)	(5)	-	(4,504)	(3)
Reserves for uncollectible accounts receivable (4)	91	114		(23)	-
Lease termination income and other, net	737	-		-	737
Paramount's share of Same Store Cash NOI for the three
months ended June 30, 2019	$87,330	$65,686		$21,644	$-

(Decrease) increase in Same Store Cash NOI	$(3,563)	$(4,349)		$786	$-
% (Decrease) increase	(4.1%)	(6.6%)		3.6%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store Cash NOI attributable to acquired properties (Market Center and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other”.

(5)	Represents Cash NOI attributable to 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months
ended June 30, 2020 (1)	$209,380	$141,208		$67,074	$1,098
Acquisitions (2)	(17,717)	-		(17,717)	-
Dispositions / Discontinued Operations	(4,358)	-		-	(4,358)	(3)
Non-cash write-offs (primarily straight-line rent receivables) (4)	7,685	4,993		2,692
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	3,100	(153)		(7)	3,260
Paramount's share of Same Store NOI for the six
months ended June 30, 2020	$200,030	$147,200		$52,830	$-

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months
ended June 30, 2019 (1)	$208,081	$152,773		$47,955	$7,353
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(9,822)	(935)	(5)	-	(8,887)	(3)
Reserves for uncollectible accounts receivable (4)	276	299		(23)	-
Lease termination income and other, net	(812)	(2,346)		-	1,534
Paramount's share of Same Store NOI for
the nine months ended June 30, 2019	$197,723	$149,791		$47,932	$-

Increase (decrease) in Same Store NOI	$2,307	$(2,591)		$4,898	$-
% Increase (decrease)	1.2%	(1.7%)		10.2%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other”.

(5)	Represents NOI attributable to 10.0% sale 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2020 (1)	$187,745	$129,732		$56,629	$1,384
Acquisitions (2)	(13,560)	-		(13,560)	-
Dispositions / Discontinued Operations	(4,591)	-		-	(4,591)	(3)
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	3,047	(153)		(7)	3,207
Paramount's share of Same Store Cash NOI for the six
months ended June 30, 2020	$174,581	$130,731		$43,850	$-

	For the Six Months Ended June 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2019 (1)	$184,881	$135,179		$42,093	$7,609
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(9,904)	(806)	(5)	-	(9,098)	(3)
Reserves for uncollectible accounts receivable (4)	276	299		(23)	-
Lease termination income and other, net	(857)	(2,346)		-	1,489
Paramount's share of Same Store Cash NOI for the six
months ended June 30, 2019	$174,396	$132,326		$42,070	$-

Increase (decrease) in Same Store Cash NOI	$185	$(1,595)		$1,780	$-
% Increase (decrease)	0.1%	(1.2%)		4.2%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store Cash NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other”.

(5)	Represents Cash NOI attributable to 10.0% sale 1633 Broadway for the months in which it was not owned by us in both reporting periods.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(7,684)	$5,174	$(2,458)	$12,174
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	70,546	63,721	141,486	127,409
Adjustments related to discontinued operations	-	2,348	690	4,725
FFO	62,862	71,243	139,718	144,308
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(8,711)	(11,277)	(17,680)	(23,025)
Consolidated real estate fund	1,235	(53)	1,212	(147)
Operating Partnership	(4,723)	(5,705)	(11,001)	(11,703)
FFO attributable to common stockholders	$50,663	$54,208	$112,249	$109,433
Per diluted share	$0.23	$0.23	$0.50	$0.47

FFO	$62,862	$71,243	$139,718	$144,308
Non-core items:
Our share of distributions received from 712 Fifth Avenue
in excess of earnings	(920)	(1,331)	(1,308)	(61)
Other, net	324	260	627	1,083
Core FFO	62,266	70,172	139,037	145,330
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(8,711)	(11,277)	(17,680)	(23,025)
Consolidated real estate fund	1,235	(53)	1,212	(147)
Operating Partnership	(4,672)	(5,603)	(10,942)	(11,806)
Core FFO attributable to common stockholders	$50,118	$53,239	$111,627	$110,352
Per diluted share	$0.23	$0.23	$0.50	$0.47

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	221,573,199	234,329,904	224,671,206	233,877,117
Effect of dilutive securities	4,225	25,960	20,164	31,119
Denominator for FFO and Core FFO per diluted share	221,577,424	234,355,864	224,691,370	233,908,236

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2020.

Property	Rate	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$1,250,000	$1,250,000	$1,249,174
1301 Avenue of the Americas	3.05%	-	500,000	-	-	-	-	500,000	500,308
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	521,418
One Market Plaza	4.03%	-	-	-	-	975,000	-	975,000	1,010,274
300 Mission Street	3.65%	-	-	-	237,716	-	-	237,716	242,497
Total Fixed Rate Debt	3.45%	$-	$500,000	$-	$237,716	$975,000	$1,750,000	$3,462,716	$3,523,671

Variable Rate Debt:
1301 Avenue of the Americas	1.99%	$-	$350,000	$-	$-	$-	$-	$350,000	$345,262
Revolving Credit Facility	1.34%	-	-	200,000	-	-	-	200,000	200,007
Total Variable Rate Debt	1.75%	$-	$350,000	$200,000	$-	$-	$-	$550,000	$545,269

Total Consolidated Debt	3.22%	$-	$850,000	$200,000	$237,716	$975,000	$1,750,000	$4,012,716	$4,068,940

In addition to the above, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness as of June 30, 2020, of which our share was $604,469,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of June 30, 2020			As of December 31, 2019
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$550,000	1.75%	$5,500	$386,918	3.49%
Fixed rate	2,676,692	3.36%	-	2,800,724	3.34%
	$3,226,692	3.08%	$5,500	$3,187,642	3.36%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$100,739	3.36%	$1,007	$99,748	3.96%
Fixed rate	503,730	3.30%	-	503,777	3.30%
	$604,469	3.31%	$1,007	$603,525	3.41%

Noncontrolling interests' share of above			$(555)
Total change in annual net income			$5,952
Per diluted share			$0.03

Our variable rate debt outstanding as of June 30, 2020 is based on LIBOR, which is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter. In the event that LIBOR is discontinued, the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

As of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

Risks Related to Our Business and Operations as a result of COVID-19 pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate. While some businesses in New York have begun to operate, albeit with certain restrictions, in mid-July San Francisco announced an indefinite “pause” to all re-openings, including a closure of all “non-essential” businesses. The COVID-19 outbreak has had, and may continue to have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and more specifically the economies of New York City and San Francisco and could trigger a period of global economic slowdown or global recession.

COVID-19 may have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and our and our tenants’ businesses could be adversely impacted by COVID-19 due to, among other factors:

•

the failure of our tenants to properly implement or deploy their business continuity plans, or the ineffectiveness of those plans, could have a material adverse effect on our tenants’ businesses and their ability to pay rent;

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

•

many of our retail and some of our office tenants have approached us seeking rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse impact on our financial condition and results of operations;

•

the degree to which our tenants’ businesses have been and continue to be negatively impacted by COVID-19 may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our financial condition and results of operations;

•

the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations restricting the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, could have a material adverse impact on our financial condition and results of operations;

•

the impact and validity of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our financial condition and results of operations;

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

•

the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could adversely impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;

•	if we choose to pay dividends in shares of our stock instead of cash, our stockholders may have to pay income taxes on the dividends without receiving a corresponding amount of cash;
•

our failure, or that of any of our joint venture partners, to meet our or their, as applicable, responsibilities or obligations to the other or to third parties, such as lenders, including a failure to contribute additional capital needed by the joint ventures or a default by a party under a joint venture agreement or other agreement relating to a joint venture, each of which, in our case, could result in dilution of our interest or a loss of our management and other rights relating to our joint ventures, and in the case of a joint venture partner, could result in our payment of the partner’s share of the additional capital;

•

a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants;

•

uncertainty as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages;

•

our ability to operate, which may cause our business and operating results to decline or impact our ability to comply with regulatory obligations leading to reputational harm and regulatory issues or fines;

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

•

construction delays on tenant improvements due to restrictions on construction activities, work-stoppage orders or disruptions in the supply of materials could result in delays in the commencement of new leases, which could adversely impact our future revenues; and

•

the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. In the three months ended March 31, 2020, we repurchased 10,856,865 common shares at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares for the three months ended June 30, 2020. As of July 1, 2020, we have $100,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume and general market conditions. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended June 30, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
April 2020	-		$-	-	$100,000,000
May 2020	757	(1)	7.71	-	100,000,000
June 2020	-		-	-	100,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Third Amended and Restated Bylaws of Paramount Group, Inc., Incorporated by Reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on May 21, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: July 29, 2020	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)