Form 10-Q
period 2020-09-30
Paramount Group, Inc.
filed 2020-10-28
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020

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

As of October 15, 2020, there were 220,161,745 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2020	December 31, 2019
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	5,969,297	5,923,648
	7,935,534	7,889,885
Accumulated depreciation and amortization	(920,078)	(790,216)
Real estate, net	7,015,456	7,099,669
Cash and cash equivalents	515,942	306,215
Restricted cash	30,965	25,272
Investments in unconsolidated joint ventures	417,592	449,180
Investments in unconsolidated real estate funds	12,867	10,317
Accounts and other receivables	15,289	19,231
Due from affiliates	-	36,918
Deferred rent receivable	326,050	301,588
Deferred charges, net of accumulated amortization of $53,175 and $42,096	120,211	126,367
Intangible assets, net of accumulated amortization of $269,176 and $262,930	167,675	203,169
Assets related to discontinued operations	103,787	104,836
Other assets	80,660	51,373
Total assets (1)	$8,806,494	$8,734,135

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $20,490 and $25,792	$3,798,944	$3,783,851
Revolving credit facility	200,000	36,918
Accounts payable and accrued expenses	109,228	117,356
Dividends and distributions payable	24,173	25,255
Intangible liabilities, net of accumulated amortization of $102,492 and $100,881	61,485	73,789
Other liabilities	59,531	66,004
Total liabilities (1)	4,253,361	4,103,173
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 220,545,325 and 227,432,030 shares in 2020 and 2019, respectively	2,205	2,274
Additional paid-in-capital	4,128,487	4,133,184
Earnings less than distributions	(426,238)	(349,557)
Accumulated other comprehensive loss	(14,208)	(171)
Paramount Group, Inc. equity	3,690,246	3,785,730
Noncontrolling interests in:
Consolidated joint ventures	436,576	360,778
Consolidated real estate fund	79,168	72,396
Operating Partnership (20,756,618 and 24,758,472 units outstanding)	347,143	412,058
Total equity	4,553,133	4,630,962
Total liabilities and equity	$8,806,494	$8,734,135

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.4% as of September 30, 2020. The assets and liabilities of the Operating Partnership, as of September 30, 2020, include $4,022,342 and $2,546,278 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Revenues:
Rental revenue	$165,420	$181,115	$504,834	$530,500
Fee and other income	11,355	10,138	27,045	26,485
Total revenues	176,775	191,253	531,879	556,985
Expenses:
Operating	67,865	68,846	199,192	199,043
Depreciation and amortization	58,889	60,696	176,032	181,685
General and administrative	16,805	16,319	46,955	51,457
Transaction related costs	81	786	542	1,704
Total expenses	143,640	146,647	422,721	433,889
Other income (expense):
Loss from unconsolidated joint ventures	(4,268)	(1,332)	(14,444)	(2,815)
(Loss) income from unconsolidated real estate funds	(56)	206	85	271
Interest and other income, net	1,104	1,222	2,360	7,705
Interest and debt expense	(35,792)	(37,325)	(108,420)	(111,462)
(Loss) income from continuing operations, before income taxes	(5,877)	7,377	(11,261)	16,795
Income tax (expense) benefit	(393)	583	(1,135)	(823)
(Loss) income from continuing operations, net	(6,270)	7,960	(12,396)	15,972
Income from discontinued operations, net	2,147	3,040	5,815	7,202
Net (loss) income	(4,123)	11,000	(6,581)	23,174
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,566)	(3,051)	(5,485)	(8,253)
Consolidated real estate fund	79	(109)	1,291	(256)
Operating Partnership	652	(758)	895	(1,419)
Net (loss) income attributable to common stockholders	$(6,958)	$7,082	$(9,880)	$13,246

(Loss) income per Common Share - Basic:
(Loss) income from continuing operations, net	$(0.04)	$0.02	$(0.07)	$0.03
Income from discontinued operations, net	0.01	0.01	0.03	0.03
Net (loss) income per common share	$(0.03)	$0.03	$(0.04)	$0.06
Weighted average common shares outstanding	221,461,146	231,197,838	223,593,376	232,974,210

(Loss) income per Common Share - Diluted:
(Loss) income from continuing operations, net	$(0.04)	$0.02	$(0.07)	$0.03
Income from discontinued operations, net	0.01	0.01	0.03	0.03
Net (loss) income per common share	$(0.03)	$0.03	$(0.04)	$0.06
Weighted average common shares outstanding	221,461,146	231,229,939	223,593,376	233,004,917

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net (loss) income	$(4,123)	$11,000	$(6,581)	$23,174
Other comprehensive (loss) income:
Change in value of interest rate swaps	-	(4,131)	-	(28,502)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	904	41	(15,453)	(143)
Comprehensive (loss) income	(3,219)	6,910	(22,034)	(5,471)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,566)	(3,051)	(5,485)	(8,253)
Consolidated real estate fund	75	(106)	1,283	(205)
Operating Partnership	575	(362)	2,319	1,335
Comprehensive (loss) income attributable to common stockholders	$(6,135)	$3,391	$(23,917)	$(12,594)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676
Net (loss) income	-	-	-	(6,958)	-	3,566	(79)	(652)	(4,123)
Common shares issued upon redemption of common units	24	-	399	-	-	-	-	(399)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(10)	(2)	-	-	-	-	-	-	(2)
Repurchases of common shares	(1,233)	(12)	(8,508)	-	-	-	-	-	(8,520)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,060)	-	-	-	(2,113)	(24,173)
Distributions to noncontrolling interests	-	-	-	-	-	(3,173)	-	-	(3,173)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	823	-	4	77	904
Amortization of equity awards	-	-	292	-	-	-	-	4,252	4,544
Reallocation of noncontrolling interest	-	-	2,762	-	-	-	-	(2,762)	-
Balance as of September 30, 2020	220,545	$2,205	$4,128,487	$(426,238)	$(14,208)	$436,576	$79,168	$347,143	$4,553,133

Balance as of June 30, 2019	234,124	$2,341	$4,214,193	$(260,939)	$(5,525)	$365,278	$81,949	$416,092	$4,813,389
Net income	-	-	-	7,082	-	3,051	109	758	11,000
Common shares issued upon redemption of common units	1	-	16	-	-	-	-	(16)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(7)	-	-	(7)	-	-	-	-	(7)
Repurchases of common shares	(6,252)	(62)	(82,455)	-	-	-	-	-	(82,517)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,795)	-	-	-	(2,512)	(25,307)
Contributions from noncontrolling interests	-	-	-	-	-	-	23	-	23
Distributions to noncontrolling interests	-	-	-	-	-	(5,118)	-	-	(5,118)
Change in value of interest rate swaps	-	-	-	-	(3,731)	-	-	(400)	(4,131)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	37	-	-	4	41
Amortization of equity awards	-	-	644	-	-	-	-	4,566	5,210
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Reallocation of noncontrolling interest	-	-	1,991	-	-	-	-	(1,991)	-
Balance as of September 30, 2019	227,866	$2,279	$4,134,389	$(276,659)	$(9,219)	$363,211	$72,241	$416,501	$4,702,743

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(9,880)	-	5,485	(1,291)	(895)	(6,581)
Common shares issued upon redemption of common units	5,150	51	85,659	-	-	-	-	(85,710)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	53	1	-	(319)	-	-	-	-	(318)
Repurchases of common shares	(12,090)	(121)	(108,399)	-	-	-	-	-	(108,520)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(66,482)	-	-	-	(6,325)	(72,807)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(9,530)	-	-	(9,530)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(14,037)	-	8	(1,424)	(15,453)
Amortization of equity awards	-	-	984	-	-	-	-	13,268	14,252
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(16,171)	-	-	-	-	16,171	-
Balance as of September 30, 2020	220,545	$2,205	$4,128,487	$(426,238)	$(14,208)	$436,576	$79,168	$347,143	$4,553,133

Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net income	-	-	-	13,246	-	8,253	256	1,419	23,174
Common shares issued upon redemption of common units	1,407	14	23,992	-	-	-	-	(24,006)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	49	3	-	(317)	-	-	-	-	(314)
Repurchases of common shares	(6,726)	(67)	(88,938)	-	-	-	-	-	(89,005)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(69,682)	-	-	-	(7,527)	(77,209)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,989	-	14,989
Distributions to noncontrolling interests	-	-	-	-	-	(40,037)	-	-	(40,037)
Change in value of interest rate swaps	-	-	-	-	(25,757)	-	-	(2,745)	(28,502)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(83)	-	(51)	(9)	(143)
Amortization of equity awards	-	-	1,984	-	-	-	-	15,982	17,966
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Reallocation of noncontrolling interest	-	-	(4,405)	-	-	-	-	4,405	-
Balance as of September 30, 2019	227,866	$2,279	$4,134,389	$(276,659)	$(9,219)	$363,211	$72,241	$416,501	$4,702,743

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(6,581)	$23,174
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	176,722	188,772
Straight-lining of rental revenue	(24,170)	(33,407)
Loss from unconsolidated joint ventures	14,444	2,815
Amortization of stock-based compensation expense	14,141	17,859
Amortization of deferred financing costs	6,957	8,450
Amortization of above and below-market leases, net	(4,653)	(8,555)
Distributions of earnings from unconsolidated joint ventures	1,688	2,852
Distributions of earnings from unconsolidated real estate funds	480	1,288
Income from unconsolidated real estate funds	(85)	(271)
Realized and unrealized gains on marketable securities	(129)	(2,395)
Receipt of accrued interest on preferred equity investment	-	2,339
Gain on sale of real estate	-	(1,140)
Other non-cash adjustments	231	(153)
Changes in operating assets and liabilities:
Accounts and other receivables	3,942	(324)
Deferred charges	(10,116)	(16,620)
Other assets	(36,068)	25,963
Accounts payable and accrued expenses	2,827	(5,457)
Other liabilities	(61)	1,457
Net cash provided by operating activities	139,569	206,647

Cash Flows from Investing Activities:
Additions to real estate	(60,348)	(70,094)
Repayment of amounts due from affiliates	36,918	181,000
Sales of marketable securities	19,049	15,738
Purchases of marketable securities	(12,207)	(11,945)
Contributions of capital to unconsolidated real estate funds	(2,945)	(3,860)
Due from affiliates	-	(181,000)
Proceeds from sale of real estate	-	150,307
Investments in and contributions of capital to unconsolidated joint ventures	-	(148,896)
Redemption of preferred equity investment	-	33,750
Real estate acquisition deposits	-	(25,000)
Distributions of capital from unconsolidated real estate funds	-	1,613
Net cash used in investing activities	(19,533)	(58,387)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash Flows from Financing Activities:
Borrowings under revolving credit facility	$163,082	$195,000
Proceeds from the sale of a 10.0% interest in 1633 Broadway	111,984	-
Repurchases of common shares	(108,520)	(89,005)
Dividends paid to common stockholders	(67,165)	(70,243)
Distributions paid to common unitholders	(6,724)	(7,561)
Contributions from noncontrolling interests	11,555	14,989
Distributions to noncontrolling interests	(9,530)	(40,037)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in unconsolidated real estate fund	(8,771)	-
Proceeds from notes and mortgages payable	9,791	3,200
Repurchase of shares related to stock compensation agreements and related tax withholdings	(318)	(314)
Repayment of borrowings under revolving credit facility	-	(195,000)
Acquisition of noncontrolling interest in consolidated real estate fund	-	(1,000)
Debt issuance costs	-	(260)
Net cash provided by (used in) financing activities	95,384	(190,231)

Net increase (decrease) in cash and cash equivalents and restricted cash	215,420	(41,971)
Cash and cash equivalents and restricted cash at beginning of period	331,487	365,409
Cash and cash equivalents and restricted cash at end of period	$546,907	$323,438

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$306,215	$339,653
Restricted cash at beginning of period	25,272	25,756
Cash and cash equivalents and restricted cash at beginning of period	$331,487	$365,409

Cash and cash equivalents at end of period	$515,942	$298,066
Restricted cash at end of period	30,965	25,372
Cash and cash equivalents and restricted cash at end of period	$546,907	$323,438

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$102,379	$104,616
Cash payments for income taxes, net of refunds	1,440	2,049

Non-Cash Transactions:
Common shares issued upon redemption of common units	85,710	24,006
Dividends and distributions declared but not yet paid	24,173	25,307
Additions to real estate included in accounts payable and accrued expenses	14,644	13,342
Write-off of fully amortized and/or depreciated assets	8,677	5,292
Change in value of interest rate swaps	-	28,502
Note payable issued in connection with the acquisition of noncontrolling interest in unconsolidated real estate fund	-	8,771

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,”  and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.4% of, the Operating Partnership as of September 30, 2020.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate; however, in mid-July, amidst a rise in COVID-19 cases, San Francisco mandated an “indefinite pause” to their re-opening process. On October 20, 2020, San Francisco announced that they will re-open most non-essential businesses effective October 27, 2020, albeit with certain restrictions.

As of September 30, 2020, our portfolio consisted of 14 Class A properties aggregating 13.1 million square feet that was 95.5.% leased, primarily to office tenants. The office tenants in our portfolio account for approximately 97.0% of our annualized rents and the remaining 3.0% is derived from non-office tenants (i.e. retail, parking garages and two theatres). Since the outbreak of COVID-19, we have received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants to abate and/or defer a portion of their 2020 rental obligations. We continue to evaluate tenant requests on a case-by-case basis and are closely monitoring all rent collections. During the three months ended September 30, 2020, our portfolio-wide rent collections were 97.5%, including 99.0% from office tenants and 50.4% from non-office tenants. We continue to monitor the impact of COVID-19 on our business, our tenants and the industry as a whole. During the three and nine months ended September 30, 2020, we recorded non-cash write-offs, primarily for straight-line rent receivables, of $14,863,000 and $26,172,000, respectively, and during the nine months ended September 30, 2020, we recorded reserves for uncollectible accounts receivable of $2,051,000. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results for the full year.

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

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic – 4, Derivatives and Hedging - Contracts in Entity's Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. We are evaluating the impact of ASU 2020-06 on our consolidated financial statements.

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

1899 Pennsylvania Avenue

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, a 191,000 square foot, unencumbered office building located in Washington, D.C., for $115,000,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2020. We have included the assets and liabilities, and results of operations of 1899 Pennsylvania Avenue within discontinued operations for all periods presented herein. See Note 4, Discontinued Operations.

Liberty Place

On September 26, 2019, we sold Liberty Place, a 172,000 square foot office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000, which is included as a component of “income from discontinued operations” on our consolidated statements of income for the three and nine months ended September 30, 2019. See Note 4, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Discontinued Operations

On March 6, 2020, we entered into an agreement to sell 1899 Pennsylvania Avenue, our sole remaining property in Washington, D.C. This disposition represents a strategic shift in our operations, where over the past two years, we have essentially exited the Washington, D.C. office market by selling or entering into agreements to sell all of the assets in our Washington, D.C. portfolio. The disposition of this sole remaining asset meets the criteria of discontinued operations, under ASC Topic 205, Presentation of Financial Statements. Accordingly, we have reclassified the assets and liabilities and the results of operations of our Washington, D.C. segment as discontinued operations for all periods presented.

The tables below set forth the details of the assets and liabilities, results of operations and the details of the cash flows related to discontinued operations as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets: (1)	September 30, 2020	December 31, 2019
Real estate, net	$93,837	$94,251
Deferred rent receivable	3,880	4,206
Deferred charges, net	780	804
Intangible assets, net	5,290	5,575
Assets related to discontinued operations	$103,787	$104,836

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Income Statements: (2)	2020	2019	2020	2019
Revenues:
Rental revenue	$3,556	$6,964	$10,634	$21,335
Fee and other income	85	100	215	372
Total revenues	3,641	7,064	10,849	21,707
Expenses:
Operating	1,483	2,802	4,333	8,558
Depreciation and amortization	-	2,362	690	7,087
Total expenses	1,483	5,164	5,023	15,645
Other Income:
Gain on sale of real estate (3)	-	1,140	-	1,140
Income before income taxes	2,158	3,040	5,826	7,202
Income tax expense	(11)	-	(11)	-
Income from discontinued operations, net	$2,147	$3,040	$5,815	$7,202

(Amounts in thousands)	For the Nine Months Ended September 30,
Statements of Cash Flows: (4)	2020	2019
Cash provided by operating activities	$3,262	$9,732
Cash provided by investing activities	-	148,814	(5)

Additional Cash Flow information:
Depreciation and amortization	$690	$7,087
Additions to real estate	-	(1,493)

(1)	Represents assets of 1899 Pennsylvania Avenue.
(2)

Represents revenues, expenses and net income of 1899 Pennsylvania Avenue in the three and nine months ended September 30, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the three and nine months ended September 30, 2019.

(3)	Represents the gain on sale of Liberty Place. See Note 3, Dispositions.
(4)	Represents cash flow information of 1899 Pennsylvania Avenue in the nine months ended September 30, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the nine months ended September 30, 2019.
(5)	Includes $150,307 of proceeds from the sale of Liberty Place.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2020	December 31, 2019
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	195,419	219,593
55 Second Street (2)	44.1%	93,225	95,384
111 Sutter Street	49.0%	38,550	41,519
60 Wall Street (2)	5.0%	19,154	19,777
One Steuart Lane (2)	35.0% (3)	67,769	69,536
Oder-Center, Germany (2)	9.5%	3,475	3,371
Investments in unconsolidated joint ventures		$417,592	$449,180

(Amounts in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Our Share of Net (Loss) Income:	2020	2019	2020	2019
712 Fifth Avenue (1)	$229	$373	$458	$1,290
Market Center (4)	(2,654)	-	(8,578)	-
55 Second Street (2)(5)	(713)	(336)	(2,059)	(336)
111 Sutter Street (6)	(884)	(1,266)	(2,413)	(3,387)
60 Wall Street (2)	10	(138)	(81)	(436)
One Steuart Lane (2)	(223)	1	(1,773)	(6)
Oder-Center, Germany (2)	(33)	34	2	60
Loss from unconsolidated joint ventures	$(4,268)	$(1,332)	$(14,444)	$(2,815)

(1)

As of September 30, 2020, our basis in the partnership that owns 712 Fifth Avenue was negative $21,454 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of September 30, 2020, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $490, $2,677, $970 and $4,652, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “loss from unconsolidated joint ventures” over the estimated useful life of the related assets.

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

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2020	December 31, 2019
Real estate, net	$2,638,584	$2,581,738
Cash and cash equivalents and restricted cash	112,392	75,071
Intangible assets, net	124,754	172,041
Other assets	46,816	36,218
Total assets	$2,922,546	$2,865,068

Notes and mortgages payable, net	$1,753,699	$1,648,403
Intangible liabilities, net	29,106	38,377
Other liabilities	93,518	65,759
Total liabilities	1,876,323	1,752,539
Equity	1,046,223	1,112,529
Total liabilities and equity	$2,922,546	$2,865,068

(Amounts in thousands)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Income Statements:	2020	2019	2020	2019
Revenues:
Rental revenue	$61,340	$40,361	$182,923	$115,041
Fee and other income	625	827	2,149	1,317
Total revenues	61,965	41,188	185,072	116,358
Expenses:
Operating	26,381	17,670	81,963	47,347
Depreciation and amortization	29,700	17,252	88,981	46,459
Total expenses	56,081	34,922	170,944	93,806
Other income (expense):
Interest and other (loss) income, net	(45)	179	3	478
Interest and debt expense	(14,030)	(12,902)	(44,244)	(36,752)
Net loss before income taxes	(8,191)	(6,457)	(30,113)	(13,722)
Income tax (expense) benefit	(1)	2	(45)	(6)
Net loss	$(8,192)	$(6,455)	$(30,158)	$(13,728)

6.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. Fund VIII’s investment period ended in April 2020. As of September 30, 2020, Fund VIII had invested $627,088,000 of the $775,200,000 of capital committed. Fund X has invested $78,791,000 of the $192,000,000 of capital committed as of September 30, 2020. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively.

At September 30, 2020 and December 31, 2019, our investments in the Alternative Investment Funds aggregated $12,867,000 and $10,317,000, respectively. We recognized loss of $56,000 and income of $206,000 for the three months ended September 30, 2020 and 2019, respectively, and income of $85,000 and $271,000 for the nine months ended September 30, 2020 and 2019, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Intangible assets:
Gross amount	$436,851	$466,099
Accumulated amortization	(269,176)	(262,930)
	$167,675	$203,169
Intangible liabilities:
Gross amount	$163,977	$174,670
Accumulated amortization	(102,492)	(100,881)
	$61,485	$73,789

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Amortization of above and below-market leases, net (component of "rental revenue")	$1,910	$2,571	$4,688	$8,614
Amortization of acquired in-place leases (component of "depreciation and amortization")	9,195	11,379	27,877	35,909

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2021.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2021	$3,626	$26,375
2022	1,156	21,878
2023	4,583	17,811
2024	5,523	14,342
2025	4,167	10,435

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2020	September 30, 2020	December 31, 2019
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	1.99%	350,000	350,000
			2.61%	850,000	850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	244,434	234,643

Total notes and mortgages payable			3.32%	3,819,434	3,809,643
Less: unamortized deferred financing costs				(20,490)	(25,792)
Total notes and mortgages payable, net				$3,798,944	$3,783,851

$1.0 Billion Revolving Credit Facility	Jan-2022	L + 115 bps	1.30%	$200,000	$36,918

(1)	Our ownership interest in 1633 Broadway, One Market Plaza and 300 Mission Street is 90.0%, 49.0% and 31.1%, respectively.

9.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. From January 1, 2020 through October 28, 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Of the 13,813,158 common shares repurchased, (i) 10,856,865 shares were repurchased in the three months ended March 31, 2020 at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate, (ii) 1,233,190 shares were repurchased in the three months ended September 30, 2020 at a weighted average price of $6.91 per share, or $8,520,000 in the aggregate, and (iii) the remaining 1,723,103 shares were repurchased in October 2020 at a weighted average price of $6.66 per share, or $11,480,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2020 and 2019, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
Amount of loss related to the cash flow hedges recognized in other comprehensive loss (1)	$-	$(2,958)	$-	$(23,804)
Amounts reclassified from accumulated other comprehensive loss decreasing interest and debt expense (1)	-	(1,173)	-	(4,698)
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	(62)	41	(16,734)	(143)
Amounts reclassified from accumulated other comprehensive loss increasing loss from unconsolidated joint ventures (2)	966	-	1,281	-

(1)

Represents amounts related to interest rate swaps with an aggregate notional amount of $1.0 billion and forward starting interest rate swaps with an aggregate notional amount of $400,000 that were designated as cash flow hedges. These hedges were terminated in November 2019 in connection with the refinancing of the related asset.

(2)	Represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of September 30, 2020 was $436,576,000, and represents the equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2019, noncontrolling interests in consolidated joint ventures was $360,778,000, and represented equity interests held by third parties in One Market Plaza and 300 Mission Street.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of September 30, 2020 and December 31, 2019, the noncontrolling interest in our consolidated real estate fund aggregated $79,168,000 and $72,396,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2020 and December 31, 2019, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $347,143,000 and $412,058,000, respectively, and a redemption value of $146,956,000 and $344,638,000, respectively.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.4% of, the Operating Partnership as of September 30, 2020. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2020 and December 31, 2019, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Real estate, net	$3,474,281	$1,685,391
Cash and cash equivalents and restricted cash	120,883	69,828
Investments in unconsolidated joint ventures	67,769	69,535
Accounts and other receivables	3,852	2,140
Deferred rent receivable	183,890	57,338
Deferred charges, net	56,647	24,030
Intangible assets, net	81,066	29,872
Other assets	33,954	21,132
Total VIE assets	$4,022,342	$1,959,266

Notes and mortgages payable, net	$2,456,764	$1,205,324
Accounts payable and accrued expenses	51,383	35,252
Intangible liabilities, net	33,733	19,841
Other liabilities	4,398	13,047
Total VIE liabilities	$2,546,278	$1,273,464

Unconsolidated VIEs

As of September 30, 2020, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Investments	$12,867	$10,317
Asset management fees and other receivables	842	37,563	(1)
Maximum risk of loss	$13,709	$47,880

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

	As of September 30, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$14,926	$14,926	$-	$-
Total assets	$14,926	$14,926	$-	$-

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,639	$21,639	$-	$-
Total assets	$21,639	$21,639	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,819,434	$3,871,899	$3,809,643	$3,848,266
Revolving credit facility	200,000	200,007	36,918	36,919
Total liabilities	$4,019,434	$4,071,906	$3,846,561	$3,885,185

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Leases

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

The following table sets forth the details of our rental revenues.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Amounts in thousands)	2020		2019	2020		2019
Rental revenues:
Fixed	$153,065	(1)	$163,123	$467,609	(1)	$484,587
Variable	12,355		17,992	37,225		45,913
Total rental revenues	$165,420		$181,115	$504,834		$530,500

(1)

Includes (i) $14,863 and $26,172 of non-cash write-offs, primarily for straight-line rent receivables in the three and nine months ended September 30, 2020, respectively, and (ii) $2,051 of reserves for uncollectible accounts receivable in the nine months ended September 30, 2020.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of September 30, 2020, for the three-month period from October 1, 2020 through December 31, 2020 and each of the five succeeding years commencing January 1, 2021.

(Amounts in thousands)
2020	$158,252
2021	638,462
2022	627,424
2023	603,824
2024	576,766
2025	516,604
Thereafter	2,352,959
Total	$5,474,291

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Fee income:
Property management	$2,270	$1,692	$6,959	$4,933
Asset management	3,636	2,665	10,728	7,273
Acquisition, disposition and leasing	2,586	2,104	2,586	3,435
Other	661	698	1,419	1,730
Total fee income	9,153	7,159	21,692	17,371
Other income (1)	2,202	2,979	5,353	9,114
Total fee and other income	$11,355	$10,138	$27,045	$26,485

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

16.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest income, net	$364	$1,072	$1,780	$4,190
Mark-to-market of investments in our deferred compensation plans (1)	740	150	580	3,061
Preferred equity investment income (2)	-	-	-	454
Total interest and other income, net	$1,104	$1,222	$2,360	$7,705

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)	Represents 100% of the investment income from a preferred equity investment that was redeemed on March 1, 2019.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest expense	$33,472	$34,501	$101,463	$103,012
Amortization of deferred financing costs	2,320	2,824	6,957	8,450
Total interest and debt expense	$35,792	$37,325	$108,420	$111,462

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Incentive Compensation

Stock-Based Compensation

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. As of September 30, 2020, we have 6,984,821 shares available for future grants under the 2014 Equity Incentive Plan (the “Plan”), if all awards granted are full value awards, as defined in the Plan. Stock-based compensation expense was $4,503,000 and $5,174,000 for the three months ended September 30, 2020 and 2019, respectively, and $14,141,000 and $17,859,000 for the nine months ended September 30, 2020 and 2019, respectively.

2016 Performance-Based Awards Program (“2016 Performance Program”)

The three-year performance measurement period with respect to our 2016 Performance Program ended on December 31, 2019. On January 17, 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that (i) the performance goals were not met on an absolute Total Shareholder Return (“TSR”) basis and (ii) the performance goals met the 30th percentile of the performance of the SNL U.S. Office REIT Index constituents on a relative basis. Accordingly, of the 1,085,244 Long Term Incentive Plan (“LTIP”) units that were granted under the 2016 Performance Program, 216,005 LTIP units, or approximately 19.9% of the total units granted, were earned. Of the LTIP units that were earned, 107,996 LTIP units vested immediately on January 17, 2020 and the remaining 108,009 LTIP units are subject to vesting based on continuous employment with us through December 31, 2020. This award had a grant date fair value of $10,520,000 and a remaining unrecognized compensation cost of $283,746 as of September 30, 2020, which has a remaining weighted-average amortization period of 0.25 years.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Continuing Operations:
Net (loss) income from continuing operations attributable to common stockholders	$(8,921)	$4,336	$(15,187)	$6,740
Earnings allocated to unvested participating securities	(14)	(10)	(40)	(23)
Numerator for (loss) income from continuing operations per common share - basic and diluted	(8,935)	4,326	(15,227)	6,717
Discontinued Operations:
Income from discontinued operations attributable to common stockholders	1,963	2,746	5,307	6,506
Earnings allocated to unvested participating securities	(4)	(7)	(14)	(31)
Numerator for income from discontinued operations per common share - basic and diluted	1,959	2,739	5,293	6,475
Numerator for (loss) income per common share - basic and diluted	$(6,976)	$7,065	$(9,934)	$13,192

Denominator:
Denominator for basic income per common share - weighted average shares	221,461	231,198	223,593	232,974
Effect of dilutive stock-based compensation plans (1)	-	32	-	31
Denominator for diluted income per common share - weighted average shares	221,461	231,230	223,593	233,005

(Loss) income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.04)	$0.02	$(0.07)	$0.03
Discontinued operations, net	0.01	0.01	0.03	0.03
(Loss) income per common share - basic and diluted	$(0.03)	$0.03	$(0.04)	$0.06

(1)

The effect of dilutive securities excludes 22,941 and 26,936 weighted average share equivalents for the three months ended September 30, 2020 and 2019, respectively, and 23,795 and 27,112 weighted average share equivalents for the nine months ended September 30, 2020 and 2019, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $260,000 and $212,000 for the three months ended September 30, 2020 and 2019, respectively, and $967,000 and $632,000 for the nine months ended September 30, 2020 and 2019, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2020 and December 31, 2019, no amounts were owed to us under these agreements.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $6,841,000 and $4,880,000 for the three months ended September 30, 2020 and 2019, respectively, and $17,550,000 and $12,938,000 for the nine months ended September 30, 2020 and 2019, respectively, in connection with these agreements. As of September 30, 2020 and December 31, 2019, amounts owed to us under these agreements aggregated $5,060,000 and $2,734,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these funds or their feeder vehicles, including certain incremental costs incurred by HTC as a result of the engagement, plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expenses of $124,000 and $72,000 for the three months ended September 30, 2020 and 2019, respectively, and $389,000 and $758,000 for the nine months ended September 30, 2020 and 2019, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of September 30, 2020 and December 31, 2019, we owed $124,000 and $38,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. During the three months ended September 30, 2020 and 2019, we recognized $91,000 and $90,000, respectively, and during the nine months ended September 30, 2020 and 2019, we recognized $272,000 and $271,000, respectively, for our share of rental income pursuant to this lease.

Due from Affiliates

At December 31, 2019, we had a $36,918,000 note receivable from Fund X that bore interest at LIBOR plus 220 basis points and was included as “due from affiliates” on our consolidated balance sheet. On March 27, 2020, the $36,918,000 note receivable was repaid, together with $349,000 of accrued interest.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to, among other things, develop company-wide standard branding guidelines. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three and nine months ended September 30, 2020, we recognized $47,000 and $187,000 of expenses, respectively, in connection with this agreement. As of September 30, 2020, we owed Kramer Design $19,000, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheet.

Kramer Design has also entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. We recognized expenses of $29,000 for the nine months ended September 30, 2020 and $183,000 and $286,000 for the three and nine months ended September 30, 2019, respectively, for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2020, we believe we are in compliance with all of our covenants.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $46,600,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$171,263	$106,287	$62,086	$2,890
Property-related operating expenses	(69,349)	(49,072)	(17,825)	(2,452)
NOI from unconsolidated joint ventures	12,935	3,116	10,019	(200)
NOI (1)	$114,849	$60,331	$54,280	$238

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$191,158	$122,365	$61,999	$6,794
Property-related operating expenses	(71,648)	(49,825)	(18,068)	(3,755)
NOI from unconsolidated joint ventures	4,973	2,776	2,106	91
NOI (1)	$124,483	$75,316	$46,037	$3,130

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$521,036	$338,543	$173,580	$8,913
Property-related operating expenses	(203,526)	(145,314)	(50,798)	(7,414)
NOI from unconsolidated joint ventures	36,703	8,740	29,566	(1,603)
NOI (1)	$354,213	$201,969	$152,348	$(104)

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$561,321	$362,202	$177,614	$21,505
Property-related operating expenses	(207,601)	(144,432)	(51,893)	(11,276)
NOI from unconsolidated joint ventures	14,569	10,319	4,019	231
NOI (1)	$368,289	$228,089	$129,740	$10,460

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2020	2019	2020	2019
NOI	$114,849	$124,483	$354,213	$368,289
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	9,153	7,159	21,692	17,371
Depreciation and amortization expense	(58,889)	(60,696)	(176,032)	(181,685)
General and administrative expenses	(16,805)	(16,319)	(46,955)	(51,457)
NOI from unconsolidated joint ventures	(12,935)	(4,973)	(36,703)	(14,569)
Loss from unconsolidated joint ventures	(4,268)	(1,332)	(14,444)	(2,815)
Interest and other income, net	1,104	1,222	2,360	7,705
Interest and debt expense	(35,792)	(37,325)	(108,420)	(111,462)
NOI from discontinued operations	(2,157)	(4,262)	(6,515)	(13,149)
Other, net	(137)	(580)	(457)	(1,433)
(Loss) income from continuing operations, before income taxes	(5,877)	7,377	(11,261)	16,795
Income tax (expense) benefit	(393)	583	(1,135)	(823)
(Loss) income from continuing operations, net	(6,270)	7,960	(12,396)	15,972
Income from discontinued operations, net	2,147	3,040	5,815	7,202
Net (loss) income	(4,123)	11,000	(6,581)	23,174
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,566)	(3,051)	(5,485)	(8,253)
Consolidated real estate fund	79	(109)	1,291	(256)
Operating Partnership	652	(758)	895	(1,419)
Net (loss) income attributable to common stockholders	$(6,958)	$7,082	$(9,880)	$13,246

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2020	$8,806,494	$5,421,273	$2,713,952	$671,269
December 31, 2019	8,734,135	5,439,929	2,708,463	585,743

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.4%, of the Operating Partnership as of September 30, 2020.

COVID-19 Update

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate; however, in mid-July amidst a rise in COVID-19 cases, San Francisco mandated an “indefinite pause” to their re-opening process. On October 20, 2020, San Francisco announced that they will reopen most non-essential businesses effective October 27, 2020, albeit with certain restrictions.

As of September 30, 2020, our portfolio consisted of 14 Class A properties aggregating 13.1 million square feet that was 95.5.% leased, primarily to office tenants. The office tenants in our portfolio account for approximately 97.0% of our annualized rents and the remaining 3.0% is derived from non-office tenants (i.e. retail, parking garages and two theatres). Since the outbreak of COVID- 19, we have received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants to abate and/or defer a portion of their 2020 rental obligations. We continue to evaluate tenant requests on a case-by-case basis and are closely monitoring all rent collections. During the three months ended September 30, 2020, our portfolio-wide rent collections were 97.5%, including 99.0% from office tenants and 50.4% from non-office tenants. We continue to monitor the impact of COVID-19 on our business, our tenants and the industry as a whole. During the three and nine months ended September 30, 2020, we recorded non-cash write-offs, primarily for straight-line rent receivables, of $14,863,000 and $26,172,000, respectively, and during the nine months ended September 30, 2020, we recorded reserves for uncollectible accounts receivable of $2,051,000. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

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

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. From January 1, 2020 through October 28, 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Of the 13,813,158 common shares repurchased, (i) 10,856,865 shares were repurchased in the three months ended March 31, 2020 at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate, (ii) 1,233,190 shares were repurchased in the three months ended September 30, 2020 at a weighted average price of $6.91 per share, or $8,520,000 in the aggregate, and (iii) the remaining 1,723,103 shares were repurchased in October 2020 at a weighted average price of $6.66 per share, or $11,480,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended September 30, 2020

In the three months ended September 30, 2020, we leased 104,522 square feet, of which our share was 54,721 square feet that was leased at a weighted average initial rent of $73.48 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy (properties owned by us during both reporting periods in a similar manner and not classified as discontinued operations) by 10 basis points to 95.6% at September 30, 2020 from 95.7% at June 30, 2020. All of the square footage leased in the three months represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 3.6% on a cash basis and 9.5% on GAAP basis. The weighted average lease term for leases signed during the three months was 3.2 years and weighted average tenant improvements and leasing commissions on these leases were $0.47 per square foot per annum, or 0.6% of initial rent.

Our share of total square feet leased and the related statistics disclosed above exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvements and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

New York:

In the three months ended September 30, 2020, we leased 52,072 square feet in our New York portfolio, of which our share was 29,419 square feet that was leased at a weighted average initial rent of $72.16 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 20 basis points to 95.1% at September 30, 2020 from 95.3% at June 30, 2020. Of the 52,072 square feet leased in the three months, 29,419 represented our share of second generation space for which rental rate decreased by 2.4% on a cash basis and 3.0% on a GAAP basis. The weighted average lease term for leases signed during the three months was 1.5 years and weighted average tenant improvements and leasing commissions on these leases were $0.30 per square foot per annum, or 0.4% of initial rent.

San Francisco:

In the three months ended September 30, 2020, we leased 52,450 square feet in our San Francisco portfolio, of which our share was 25,302 square feet that was leased at a weighted average initial rent of $75.02 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 10 basis points to 96.8% at September 30, 2020 from 96.9% at June 30, 2020. Of the 52,450 square feet leased in the three months, 25,302 square feet represented our share of second generation space for which we achieved rental rate increases of 11.1% on a cash basis and 27.0% on a GAAP basis. The weighted average lease term for leases signed during the three months was 5.2 years and weighted average tenant improvements and leasing commissions on these leases were $0.53 per square foot per annum, or 0.7% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2020	Total	New York	San Francisco
Total square feet leased	104,522	52,072	52,450
Pro rata share of total square feet leased: (1)	54,721	29,419	25,302
Initial rent (2)	$73.48	$72.16	$75.02
Weighted average lease term (in years)	3.2	1.5	5.2

Tenant improvements and leasing commissions:
Per square foot	$1.52	$0.44	$2.77
Per square foot per annum	$0.47	$0.30	$0.53
Percentage of initial rent	0.6%	0.4%	0.7%

Rent concessions:
Average free rent period (in months)	1.3	0.3	2.4
Average free rent period per annum (in months)	0.4	0.2	0.5

Second generation space: (3)
Square feet	54,721	29,419	25,302
Cash basis:
Initial rent (2)	$73.48	$72.16	$75.02
Prior escalated rent (4)	$70.95	$73.91	$67.51
Percentage increase (decrease)	3.6%	(2.4%)	11.1%
GAAP basis:
Straight-line rent	$73.77	$70.93	$77.08
Prior straight-line rent	$67.39	$73.16	$60.69
Percentage increase (decrease)	9.5%	(3.0%)	27.0%

(1)

Our pro rata share of total square feet leased and the related statistics exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvement and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy	Total	New York	San Francisco
As of September 30, 2020	95.6%	95.1%	96.8%
As of June 30, 2020	95.7%	95.3%	96.9%

Leasing Results - Nine Months Ended September 30, 2020

In the nine months ended September 30, 2020, we leased 611,876 square feet, of which our share was 350,687 square feet that was leased at a weighted average initial rent of $89.68 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy (properties owned by us during both reporting periods in a similar manner and not classified as discontinued operations) by 30 basis points to 95.6% at September 30, 2020 from 95.9% at December 31, 2019. Of the 611,876 square feet leased in the year, 318,577 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 22.9% on a cash basis and 23.4% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 4.3 years and weighted average tenant improvements and leasing commissions on these leases were $7.16 per square foot per annum, or 8.0% of initial rent.

Our share of total square feet leased and the related statistics disclosed above exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvements and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

New York:

In the nine months ended September 30, 2020, we leased 152,834 square feet in our New York portfolio, of which our share was 125,913 square feet that was leased at a weighted average initial rent of $76.60 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy by 20 basis points to 95.1% at September 30, 2020 from 95.3% at December 31, 2019. Of the 152,834 square feet leased in the nine months, 117,631 square feet represented our share of second generation space for which we achieved rental rate increases of 0.6% on a cash basis and 2.8% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 3.9 years and weighted average tenant improvements and leasing commissions on these leases were $5.54 per square foot per annum, or 7.2% of initial rent.

San Francisco:

In the nine months ended September 30, 2020, we leased 459,042 square feet in our San Francisco portfolio, of which our share was 224,774 square feet that was leased at a weighted average initial rent of $97.00 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy by 70 basis points to 96.8% leased at September 30, 2020 from 97.5% at December 31, 2019. Of the 459,042 square feet leased in the nine months, 200,946 square feet represented our share of second generation space for which we achieved rental rate increases of 36.6% on a cash basis and 35.0% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 4.5 years and weighted average tenant improvements and leasing commissions on these leases were $7.96 per square foot per annum, or 8.2% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2020	Total	New York	San Francisco
Total square feet leased	611,876	152,834	459,042
Pro rata share of total square feet leased: (1)	350,687	125,913	224,774
Initial rent (2)	$89.68	$76.60	$97.00
Weighted average lease term (in years)	4.3	3.9	4.5

Tenant improvements and leasing commissions:
Per square foot	$30.59	$21.82	$35.50
Per square foot per annum	$7.16	$5.54	$7.96
Percentage of initial rent	8.0%	7.2%	8.2%

Rent concessions:
Average free rent period (in months)	2.2	1.7	2.5
Average free rent period per annum (in months)	0.5	0.4	0.6

Second generation space: (3)
Square feet	318,577	117,631	200,946
Cash basis:
Initial rent (2)	$88.58	$74.34	$96.92
Prior escalated rent (4)	$72.06	$73.93	$70.97
Percentage increase	22.9%	0.6%	36.6%
GAAP basis:
Straight-line rent	$88.60	$72.31	$98.14
Prior straight-line rent	$71.83	$70.33	$72.70
Percentage increase	23.4%	2.8%	35.0%

(1)

Our pro rata share of total square feet leased and the related statistics exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvement and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy	Total	New York	San Francisco
As of September 30, 2020	95.6%	95.1%	96.8%
As of December 31, 2019	95.9%	95.3%	97.5%

Financial Results - Three Months Ended September 30, 2020 and 2019

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $6,958,000, or $0.03 per diluted share, for the three months ended September 30, 2020, compared to net income attributable to common stockholders of $7,082,000, or $0.03 per diluted share, for the three months ended September 30, 2019. Net loss attributable to common stockholders for the three months ended September 30, 2020 includes non-cash write-offs aggregating $11,986,000, or $0.05 per diluted share, for straight-line rent receivables.

Funds from Operations (“FFO”) attributable to common stockholders was $49,733,000, or $0.22 per diluted share, for the three months ended September 30, 2020, compared to $58,776,000, or $0.25 per diluted share, for the three months ended September 30, 2019. FFO attributable to common stockholders for the three months ended September 30, 2020 includes non-cash write-offs aggregating $11,986,000, or $0.05 per diluted share, for straight-line rent receivables. In addition, FFO attributable to common stockholders for the three months ended September 30, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 61. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended September 30, 2020 and 2019 by $173,000 and $236,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 61, was $49,560,000, or $0.22 per diluted share, for the three months ended September 30, 2020, compared to $58,540,000, or $0.25 per diluted share, for the three months ended September 30, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2020 versus September 30, 2019.

	Total	New York	San Francisco
Same Store NOI	1.1%	(2.0%)	9.4%
Same Store Cash NOI	(1.8%)	(3.5%)	3.0%

See pages 53-61 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2020 and 2019

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $9,880,000, or $0.04 per diluted share, for the nine months ended September 30, 2020, compared to net income attributable to common stockholders of $13,246,000, or $0.06 per diluted share, for the nine months ended September 30, 2019. Net loss attributable to common stockholders for the nine months ended September 30, 2020 includes (i) $19,016,000, or $0.08 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable.

FFO attributable to common stockholders was $161,982,000, or $0.72 per diluted share, for the nine months ended September 30, 2020, compared to $168,209,000, or $0.72 per diluted share, for the nine months ended September 30, 2019. FFO attributable to common stockholders for the nine months ended September 30, 2020 includes (i) $19,016,000, or $0.08 per diluted share, of non-cash write-offs, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable. In addition, FFO attributable to common stockholders for the nine months ended September 30, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 61. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the nine months ended September 30, 2020 by $795,000, or $0.00 per diluted share, and decreased FFO attributable to common stockholders for the nine months ended September 30, 2019 by $683,000, or $0.00 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 61, was $161,187,000, or $0.72 per diluted share, for the nine months ended September 30, 2020, compared to $168,892,000, or $0.72 per diluted share, for the nine months ended September 30, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2020 versus September 30, 2019.

	Total	New York	San Francisco
Same Store NOI	1.1%	(1.8%)	9.9%
Same Store Cash NOI	(0.5%)	(1.9%)	3.8%

See pages 53-61 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2020 and 2019

The following pages summarize our consolidated results of operations for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$165,420	$181,115	$(15,695)
Fee and other income	11,355	10,138	1,217
Total revenues	176,775	191,253	(14,478)
Expenses:
Operating	67,865	68,846	(981)
Depreciation and amortization	58,889	60,696	(1,807)
General and administrative	16,805	16,319	486
Transaction related costs	81	786	(705)
Total expenses	143,640	146,647	(3,007)
Other income (expense):
Loss from unconsolidated joint ventures	(4,268)	(1,332)	(2,936)
(Loss) income from unconsolidated real estate funds	(56)	206	(262)
Interest and other income, net	1,104	1,222	(118)
Interest and debt expense	(35,792)	(37,325)	1,533
(Loss) income from continuing operations, before income taxes	(5,877)	7,377	(13,254)
Income tax (expense) benefit	(393)	583	(976)
(Loss) income from continuing operations, net	(6,270)	7,960	(14,230)
Income from discontinued operations, net	2,147	3,040	(893)
Net (loss) income	(4,123)	11,000	(15,123)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,566)	(3,051)	(515)
Consolidated real estate fund	79	(109)	188
Operating Partnership	652	(758)	1,410
Net (loss) income attributable to common stockholders	$(6,958)	$7,082	$(14,040)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $176,775,000 for the three months ended September 30, 2020, compared to $191,253,000 for the three months ended September 30, 2019, a decrease of $14,478,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	1,645	(1,675)	(1)	3,320	(2)	-
Non-cash write-offs of straight-line rent receivables	(14,863)	(13,454)		(1,409)		-
Other, net	(2,477)	196		(2,130)	(3)	(543)
Decrease in rental revenue	$(15,695)	$(14,933)		$(219)		$(543)

Fee and other income
Fee income
Property management	$578	$-		$-		$578
Asset management	971	-		-		971
Acquisition, disposition and leasing	482	-		-		482
Other	(37)	-		-		(37)
Increase in fee income	1,994	-		-		1,994
Other income
Acquisitions / Dispositions	-	-		-		-
Same store operations	(839)	(1,145)	(4)	306		-
Other, net	62	-		-		62
(Decrease) increase in other income	(777)	(1,145)		306		62
Increase (decrease) in fee and other income	$1,217	$(1,145)		$306		$2,056

Total (decrease) increase in revenues	$(14,478)	$(16,078)		$87		$1,513

(1)	Primarily due to lower occupancy at 900 Third Avenue.
(2)	Primarily due to an increase in rental rates on new leases at One Market Plaza.
(3)	Primarily due to termination income of $1,533 in the prior year’s three months.
(4)	Primarily due to lower tenant requested services including overtime heating and cooling.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $143,640,000 for the three months ended September 30, 2020, compared to $146,647,000 for the three months ended September 30, 2019, a decrease of $3,007,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Acquisitions / Dispositions	$-	$-	$-		$-
Same store operations	(996)	(753)	(243)		-
Other, net	15	-	-		15
(Decrease) increase in operating	$(981)	$(753)	$(243)		$15

Depreciation and amortization
Acquisitions / Dispositions	$-	$-	$-		$-
Operations	(1,807)	(110)	(2,034)	(1)	337
(Decrease) increase in depreciation and amortization	$(1,807)	$(110)	$(2,034)		$337

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$590	$-	$-		$590	(2)
Operations	(104)	-	-		(104)
Increase in general and administrative	$486	$-	$-		$486

Decrease in transaction related costs	$(705)	$-	$-		$(705)

Total (decrease) increase in expenses	$(3,007)	$(863)	$(2,277)		$133

(1)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.
(2)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Loss from Unconsolidated Joint Ventures

In the three months ended September 30, 2020, we recognized a $4,268,000 net loss from unconsolidated joint ventures compared to $1,332,000 of net loss in the three months ended September 30, 2019, an increase in loss of $2,936,000. This increase in loss resulted from:

(Amounts in thousands)
Net loss attributable to recently acquired properties (1)	$(3,031)	(2)
Other, net	95
Total increase in loss	$(2,936)

(1)	Represents net loss from Market Center - acquired in December 2019 and 55 Second Street - acquired in August 2019.
(2)	Results primarily from depreciation and amortization expense.

(Loss) Income from Unconsolidated Real Estate Funds

Loss from unconsolidated real estate funds was $56,000 for the three months ended September 30, 2020, compared to an income of $206,000 for the three months ended September 30, 2019, a decrease of $262,000.

Interest and Other Income, net

Interest and other income was $1,104,000 for the three months ended September 30, 2020, compared to income of $1,222,000 for the three months ended September 30, 2019, a decrease in income of $118,000. This decrease resulted from:

(Amounts in thousands)
Lower yields on investments	$(838)
Increase in the value of investments in our deferred compensation plan (which is entirely offset by an increase in "general and administrative")	590
Other, net	130
Total decrease in income	$(118)

Interest and Debt Expense

Interest and debt expense was $35,792,000 for the three months ended September 30, 2020, compared to $37,325,000 for the three months ended September 30, 2019, a decrease in expense of $1,533,000. This decrease resulted primarily from (i) lower interest on variable rate debt due to a decrease in average LIBOR rates in the current year’s three months compared to prior year’s three months, partially offset by (ii) interest on $200,000,000 of borrowing under our revolving credit facility in the current year’s three months.

Income Tax (Expense) Benefit

Income tax expense was $393,000 for the three months ended September 30, 2020, compared to an income tax benefit of $583,000 for the three months ended September 30, 2019, an increase in expense of $976,000. This increase was primarily due to an income tax benefit that was recognized in the prior year’s three months as a result of a true-up of the tax provision.

Income from Discontinued Operations

Income from discontinued operations was $2,147,000 for the three months ended September 30, 2020, compared to $3,040,000 for the three months ended September 30, 2019, a decrease of $893,000. This decrease resulted from:

(Amounts in thousands)
Income from Liberty Place in 2019	(877)
Gain on sale of Liberty Place (sold in September 2019)	(1,140)
Higher income from 1899 Pennsylvania Avenue ($2,147 in 2020, compared to $1,023 in 2019)	1,124	(1)
Total decrease in income	$(893)

(1)	Primarily due to lower depreciation and amortization expense in the current year’s three months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $3,566,000 for the three months ended September 30, 2020, compared to $3,051,000 for the three months ended September 30, 2019, an increase of $515,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($1,577 in 2020, compared to $390 in 2019)	$1,187	(1)
Loss attributable to 1633 Broadway in 2020	(962)	(2)
Other, net	290
Total increase in income attributable to noncontrolling interests	$515

(1)	Primarily due to lower amortization of in-place lease assets due to the expiration of such leases.
(2)	Primarily due to the non-cash write-off of straight-line rent receivables in the current year’s three months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $79,000 for the three months ended September 30, 2020, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $109,000 for the three months ended September 30, 2019, a decrease in income allocated to noncontrolling interest of $188,000. The decrease was primarily due to marketing expenses for One Steuart Lane.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $652,000 for the three months ended September 30, 2020, compared to net income attributable to noncontrolling interests in Operating Partnership of $758,000 for the three months ended September 30, 2019, a decrease in income attributable to noncontrolling interests of $1,410,000. This decrease resulted from lower net income subject to allocation to the unitholders of the Operating Partnership for the three months ended September 30, 2020.

Results of Operations - Nine Months Ended September 30, 2020 and 2019

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$504,834	$530,500	$(25,666)
Fee and other income	27,045	26,485	560
Total revenues	531,879	556,985	(25,106)
Expenses:
Operating	199,192	199,043	149
Depreciation and amortization	176,032	181,685	(5,653)
General and administrative	46,955	51,457	(4,502)
Transaction related costs	542	1,704	(1,162)
Total expenses	422,721	433,889	(11,168)
Other income (expense):
Loss from unconsolidated joint ventures	(14,444)	(2,815)	(11,629)
Income from unconsolidated real estate funds	85	271	(186)
Interest and other income, net	2,360	7,705	(5,345)
Interest and debt expense	(108,420)	(111,462)	3,042
(Loss) income from continuing operations, before income taxes	(11,261)	16,795	(28,056)
Income tax expense	(1,135)	(823)	(312)
(Loss) income from continuing operations, net	(12,396)	15,972	(28,368)
Income from discontinued operations, net	5,815	7,202	(1,387)
Net (loss) income	(6,581)	23,174	(29,755)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,485)	(8,253)	2,768
Consolidated real estate fund	1,291	(256)	1,547
Operating Partnership	895	(1,419)	2,314
Net (loss) income attributable to common stockholders	$(9,880)	$13,246	$(23,126)

Revenues

Our revenues, which consist primarily of rental revenue and fee and other income, were $531,879,000 for the nine months ended September 30, 2020, compared to $556,985,000 for the nine months ended September 30, 2019, a decrease of $25,106,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Acquisitions / Dispositions	$-	$-		$-		$-
Same store operations	6,388	(400)		6,788	(1)	-
Non-cash write-offs (primarily straight-line rent receivables)	(26,172)	(18,854)		(7,318)		-
Reserves for uncollectible accounts receivable	(2,051)	(1,019)		(1,032)		-
Other, net	(3,831)	(424)		(2,148)	(2)	(1,259)
Decrease in rental revenue	$(25,666)	$(20,697)		$(3,710)		$(1,259)

Fee and other income
Fee income
Property management	$2,026	$-		$-		$2,026
Asset management	3,455	-		-		3,455
Acquisition, disposition and leasing	(849)	-		-		(849)
Other	(311)	-		-		(311)
Increase in fee income	4,321	-		-		4,321
Other income
Acquisitions / Dispositions	-	-		-		-
Same store operations	(3,761)	(2,962)	(3)	(324)		(475)
Decrease in other income	(3,761)	(2,962)		(324)		(475)
Increase (decrease) in fee and other income	$560	$(2,962)		$(324)		$3,846

Total (decrease) increase in revenues	$(25,106)	$(23,659)		$(4,034)		$2,587

(1)	Primarily due to an increase in rental rates on new leases at One Market Plaza and an increase in occupancy at One Front Street, partially offset by lower occupancy at 300 Mission Street.
(2)	Primarily due to termination income of $1,533 in the prior year’s nine months.
(3)	Primarily due to lower tenant requested services including overtime heating and cooling.

Expenses

Our expenses, which consist primarily of operating, depreciation and amortization, general and administrative and transaction related costs, were $422,721,000 for the nine months ended September 30, 2020, compared to $433,889,000 for the nine months ended September 30, 2019, a decrease of $11,168,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Acquisitions / Dispositions	$-	$-	$-		$-
Same store operations	(213)	882	(1,095)	(1)	-
Other, net	362	-	-		362
Increase (decrease) in operating	$149	$882	$(1,095)		$362

Depreciation and amortization
Acquisitions / Dispositions	$-	$-	$-		$-
Operations	(5,653)	(114)	(6,463)	(2)	924
(Decrease) increase in depreciation and amortization	$(5,653)	$(114)	$(6,463)		$924

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(2,481)	$-	$-		$(2,481)	(3)
Operations	(2,021)	-	-		(2,021)	(4)
Decrease in general and administrative	$(4,502)	$-	$-		$(4,502)

Decrease in transaction related costs	$(1,162)	$-	$-		$(1,162)

Total (decrease) increase in expenses	$(11,168)	$768	$(7,558)		$(4,378)

(1)	Primarily due to lower operating expenses resulting from lower occupancy at 300 Mission Street.
(2)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(4)	Primarily due to lower compensation expense.

Loss from Unconsolidated Joint Ventures

In the nine months ended September 30, 2020, we recognized a $14,444,000 net loss from unconsolidated joint ventures compared to $2,815,000 of net loss in the nine months ended September 30, 2019, an increase in loss of $11,629,000. This increase in loss resulted from:

(Amounts in thousands)
Net loss attributable to recently acquired properties (1)	$(10,301)	(2)
Other, net	(1,328)
Total increase in loss	$(11,629)

(1)	Represents net loss from Market Center - acquired in December 2019 and 55 Second Street - acquired in August 2019.
(2)	Results primarily from depreciation and amortization expense.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $85,000 for the nine months ended September 30, 2020, compared to $271,000 for the nine months ended September 30, 2019, a decrease of $186,000.

Interest and Other Income, net

Interest and other income was $2,360,000 for the nine months ended September 30, 2020, compared to income of $7,705,000 for the nine months ended September 30, 2019, a decrease in income of $5,345,000. This decrease resulted from:

(Amounts in thousands)
Lower yields on investments	$(2,693)
Decrease in the value of investments in our deferred compensation plan (which is entirely offset by a decrease in "general and administrative")	(2,481)
Other, net	(171)
Total decrease in income	$(5,345)

Interest and Debt Expense

Interest and debt expense was $108,420,000 for the nine months ended September 30, 2020, compared to $111,462,000 for the nine months ended September 30, 2019, a decrease in expense of $3,042,000. This decrease resulted primarily from (i) lower interest on variable rate debt due to a decrease in average LIBOR rates in the current year’s nine months compared to prior year’s nine months, partially offset by (ii) interest on $200,000,000 of borrowing under our revolving credit facility in the current year’s nine months.

Income Tax Expense

Income tax expense was $1,135,000 for the nine months ended September 30, 2020, compared to $823,000 for the nine months ended September 30, 2019, an increase of $312,000. This increase was primarily due to an income tax benefit that was recognized in the prior year’s nine months as a result of a true-up of the tax provision.

Income from Discontinued Operations

Income from discontinued operations was $5,815,000 for the nine months ended September 30, 2020, compared to $7,202,000 for the nine months ended September 30, 2019, a decrease of $1,387,000. This decrease resulted from:

(Amounts in thousands)
Income from Liberty Place in 2019	$(2,829)
Gain on sale of Liberty Place (sold in September 2019)	(1,140)
Higher income from 1899 Pennsylvania Avenue ($5,815 in 2020, compared to $3,233 in 2019)	2,582	(1)
Total decrease in income	$(1,387)

(1)	Primarily due to lower depreciation and amortization expense in the current year’s nine months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,485,000 for the nine months ended September 30, 2020, compared to $8,253,000 for the nine months ended September 30, 2019, a decrease of $2,768,000. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($2,243 of loss in 2020, compared to income of $1,289 in 2019)	$(3,532)	(1)
Loss attributable to 1633 Broadway in 2020	(1,454)	(2)
Higher income attributable to One Market Plaza ($9,182 in 2020, compared to $6,728 in 2019)	2,454	(3)
Other, net	(236)
Total decrease in income attributable to noncontrolling interests	$(2,768)

(1)

Primarily due to the non-cash write-off of straight-line rent receivables in the current year’s nine months, partially offset by lower amortization of in-place lease assets due to the expiration of such leases.

(2)	Primarily due to the non-cash write-off of straight-line rent receivables in the current year’s nine months.
(3)	Primarily due to an increase in rental rates on new leases in the current year’s nine months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,291,000 for the nine months ended September 30, 2020, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $256,000 for the nine months ended September 30, 2019, a decrease in income allocated to noncontrolling interest of $1,547,000. The decrease was primarily due to marketing expenses for One Steuart Lane.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $895,000 for the nine months ended September 30, 2020, compared to net income attributable to noncontrolling interests in Operating Partnership of $1,419,000 for the nine months ended September 30, 2019, a decrease in income attributable to noncontrolling interests of $2,314,000. This decrease resulted from lower net income subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2020.

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

As of September 30, 2020, we had $1.35 billion of liquidity comprised of $515,942,000 of cash and cash equivalents, $30,965,000 of restricted cash and $800,000,000 of borrowing capacity under our revolving credit facility. As of September 30, 2020, our outstanding consolidated debt aggregated $4.0 billion, including $200,000,000 outstanding under our revolving credit facility. None of our debt matures in 2020 and $850,000,000 of our debt matures in 2021. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On September 15, 2020, we declared a regular quarterly cash dividend of $0.10 per share of common stock for the third quarter ending September 30, 2020, which was paid on October 15, 2020 to stockholders of record as of the close of business on September 30, 2020. This dividend policy, if continued, would require us to pay out approximately $24,200,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2020, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness, of which our share was $606,158,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. From January 1, 2020 through October 28, 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Of the 13,813,158 common shares repurchased, (i) 10,856,865 shares were repurchased in the three months ended March 31, 2020 at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate, (ii) 1,233,190 shares were repurchased in the three months ended September 30, 2020 at a weighted average price of $6.91 per share, or $8,520,000 in the aggregate, and (iii) the remaining 1,723,103 shares were repurchased in October 2020 at a weighted average price of $6.66 per share, or $11,480,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2020, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $46,600,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $546,907,000 and $331,487,000 as of September 30, 2020 and December 31, 2019, respectively, and $323,438,000 and $365,409,000 as of September 30, 2019 and December 31, 2018, respectively. Cash and cash equivalents and restricted cash increased by $215,420,000 for the nine months ended September 30, 2020 and decreased by $41,971,000 for the nine months ended September 30, 2019. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Net cash provided by (used in):
Operating activities	$139,569	$206,647
Investing activities	(19,533)	(58,387)
Financing activities	95,384	(190,231)

Operating Activities

Nine months ended September 30, 2020 – We generated $139,569,000 of cash from operating activities for the nine months ended September 30, 2020, primarily from (i) $176,877,000 of net income (before $183,458,000 of noncash adjustments), and (ii) $2,168,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $39,476,000 of net changes in operating assets and liabilities. Noncash adjustments of $183,458,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2020 – We used $19,533,000 of cash for investing activities for the nine months ended September 30, 2020, primarily due to (i) $60,348,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $2,945,000 of contributions to our unconsolidated real estate funds, partially offset by (iii) $36,918,000 repayment of amounts due from affiliates, and (iv) $6,842,000 from the net sales of marketable securities (which are held in our deferred compensation plan).

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

Financing Activities

Nine months ended September 30, 2020 – We generated $95,384,000 of cash from financing activities for the nine months ended September 30, 2020, primarily from (i) $163,082,000 of borrowings under the revolving credit facility, (ii) $111,984,000 of proceeds from the sale of a 10.0% interest in 1633 Broadway, (iii) $11,555,000 of contributions from noncontrolling interests, and (iv) $9,791,000 of proceeds from notes and mortgages payable, partially offset by (v) $108,520,000 for the repurchases of common shares, (vi) $73,889,000 for dividends and distributions paid to common stockholders and unitholders, (vii) $9,530,000 for distributions to noncontrolling interests, (viii) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund and (ix) $318,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties.  NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net (loss) income to NOI and Cash NOI for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(4,123)	$(4,076)	$9,765	$(9,812)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,889	39,942	17,787	1,160
General and administrative	16,805	-	-	16,805
Interest and debt expense	35,792	21,585	12,492	1,715
Income tax expense	393	3	7	383
NOI from unconsolidated joint ventures	12,935	3,116	10,019	(200)
Loss (income) from unconsolidated joint ventures	4,268	(239)	4,251	256
Fee income	(9,153)	-	-	(9,153)
Interest and other income, net	(1,104)	-	(41)	(1,063)
Adjustments related to discontinued operations	10	-	-	10
Other, net	137	-	-	137
NOI	114,849	60,331	54,280	238
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,433)	(1,443)	(18,979)	(11)
Consolidated real estate fund	205	-	-	205
Paramount's share of NOI	$94,621	$58,888	$35,301	$432

NOI	$114,849	$60,331	$54,280	$238
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(5,523)	4,134	(9,628)	(29)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,986)	79	(3,065)	-
Adjustments related to discontinued operations	128	-	-	128
Cash NOI	106,468	64,544	41,587	337
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,513)	(1,768)	(12,734)	(11)
Consolidated real estate fund	205	-	-	205
Paramount's share of Cash NOI	$92,160	$62,776	$28,853	$531

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$11,000	$8,905	$10,361	$(8,266)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	60,696	40,052	19,821	823
General and administrative	16,319	-	-	16,319
Interest and debt expense	37,325	23,818	12,383	1,124
Income tax benefit	(583)	-	-	(583)
NOI from unconsolidated joint ventures	4,973	2,776	2,106	91
Loss (income) from unconsolidated joint ventures	1,332	(235)	1,602	(35)
Fee income	(7,159)	-	-	(7,159)
Interest and other income, net	(1,222)	-	(236)	(986)
Adjustments related to discontinued operations	1,222	-	-	1,222
Other, net	580	-	-	580
NOI	124,483	75,316	46,037	3,130
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,765)	-	(18,765)	-
Consolidated real estate fund	-	-	-	-
Paramount's share of NOI	$105,718	$75,316	$27,272	$3,130

NOI	$124,483	$75,316	$46,037	$3,130
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,556)	(8,593)	(2,941)	(22)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,787)	436	(3,223)	-
Adjustments related to discontinued operations	91	-	-	91
Cash NOI	110,231	67,159	39,873	3,199
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(16,680)	-	(16,680)	-
Consolidated real estate fund	-	-	-	-
Paramount's share of Cash NOI	$93,551	$67,159	$23,193	$3,199

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(6,581)	$7,594	$19,839	$(34,014)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	176,032	119,888	52,794	3,350
General and administrative	46,955	-	-	46,955
Interest and debt expense	108,420	66,121	37,377	4,922
Income tax expense	1,135	3	-	1,132
NOI from unconsolidated joint ventures	36,703	8,740	29,566	(1,603)
Loss (income) from unconsolidated joint ventures	14,444	(377)	13,050	1,771
Fee income	(21,692)	-	-	(21,692)
Interest and other income, net	(2,360)	-	(278)	(2,082)
Adjustments related to discontinued operations	700	-	-	700
Other, net	457	-	-	457
NOI	354,213	201,969	152,348	(104)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(51,857)	(1,873)	(49,973)	(11)
Consolidated real estate fund	1,645	-	-	1,645
Paramount's share of NOI	$304,001	$200,096	$102,375	$1,530

NOI	$354,213	$201,969	$152,348	$(104)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(27,364)	(8,044)	(19,344)	24
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(7,519)	855	(8,374)	-
Adjustments related to discontinued operations	361	-	-	361
Cash NOI	319,691	194,780	124,630	281
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,431)	(2,272)	(39,148)	(11)
Consolidated real estate fund	1,645	-	-	1,645
Paramount's share of Cash NOI	$279,905	$192,508	$85,482	$1,915

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$23,174	$27,178	$26,495	$(30,499)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	181,685	120,002	59,257	2,426
General and administrative	51,457	-	-	51,457
Interest and debt expense	111,462	71,444	36,822	3,196
Income tax expense	823	-	19	804
NOI from unconsolidated joint ventures	14,569	10,319	4,019	231
Loss (income) from unconsolidated joint ventures	2,815	(854)	3,723	(54)
Fee income	(17,371)	-	-	(17,371)
Interest and other income, net	(7,705)	-	(595)	(7,110)
Adjustments related to discontinued operations	5,947	-	-	5,947
Other, net	1,433	-	-	1,433
NOI	368,289	228,089	129,740	10,460
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(54,513)	-	(54,513)	-
Consolidated real estate fund	23	-	-	23
Paramount's share of NOI	$313,799	$228,089	$75,227	$10,483

NOI	$368,289	$228,089	$129,740	$10,460
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(34,362)	(27,142)	(7,243)	23
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,772)	1,391	(10,163)	-
Adjustments related to discontinued operations	302	-	-	302
Cash NOI	325,457	202,338	112,334	10,785
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(47,048)	-	(47,048)	-
Consolidated real estate fund	23	-	-	23
Paramount's share of Cash NOI	$278,432	$202,338	$65,286	$10,808

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2020 and 2019. These metrics are used to measure the operating performance of our properties in our New York and San Francisco portfolios that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2020 (1)	$94,621	$58,888		$35,301	$432
Acquisitions (2)	(7,160)	-		(7,160)	-
Dispositions / Discontinued Operations	(2,157)	-		-	(2,157)	(3)
Non-cash write-offs of straight-line rent receivables (4)	13,109	12,396		713	-
Lease termination income and other, net	1,772	(101)		148	1,725
Paramount's share of Same Store NOI for the three
months ended September 30, 2020	$100,185	$71,183		$29,002	$-

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2019 (1)	$105,718	$75,316		$27,272	$3,130
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(7,133)	(2,871)	(5)	-	(4,262)	(3)
Reserves for uncollectible accounts receivable (4)	172	174		(2)	-
Lease termination income and other, net	381	-		(751)	1,132
Paramount's share of Same Store NOI for the three
months ended September 30, 2019	$99,138	$72,619		$26,519	$-

Increase (decrease) in Same Store NOI	$1,047	$(1,436)		$2,483	$-
% Increase (decrease)	1.1%	(2.0%)		9.4%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

(5)	Represents NOI attributable to 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2020 (1)	$92,160	$62,776		$28,853	$531
Acquisitions (2)	(5,899)	-		(5,899)	-
Dispositions / Discontinued Operations	(2,285)	-		-	(2,285)	(3)
Lease termination income and other, net	1,801	(101)		148	1,754
Paramount's share of Same Store Cash NOI for the three
months ended September 30, 2020	$85,777	$62,675		$23,102	$-

	For the Three Months Ended September 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2019 (1)	$93,551	$67,159		$23,193	$3,199
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(6,760)	(2,407)	(4)	-	(4,353)	(3)
Reserves for uncollectible accounts receivable (5)	172	174		(2)	-
Lease termination income and other, net	403	-		(751)	1,154
Paramount's share of Same Store Cash NOI for the three
months ended September 30, 2019	$87,366	$64,926		$22,440	$-

(Decrease) increase in Same Store Cash NOI	$(1,589)	$(2,251)		$662	$-
% (Decrease) increase	(1.8%)	(3.5%)		3.0%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store Cash NOI attributable to acquired properties (Market Center and 55 Second Street in San Francisco) for the months in which they were not owned by us in both reporting periods.

(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)	Represents Cash NOI attributable to 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(5)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other”.

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the nine months
ended September 30, 2020 (1)	$304,001	$200,096		$102,375	$1,530
Acquisitions (2)	(24,877)	-		(24,877)	-
Dispositions / Discontinued Operations	(6,515)	-		-	(6,515)	(3)
Non-cash write-offs (primarily straight-line rent receivables) (4)	20,794	17,389		3,405	-
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	4,872	(254)		141	4,985
Paramount's share of Same Store NOI for the nine
months ended September 30, 2020	$300,215	$218,383		$81,832	$-

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the nine months
ended September 30, 2019 (1)	$313,799	$228,089		$75,227	$10,483
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(16,955)	(3,806)	(5)	-	(13,149)	(3)
Reserves for uncollectible accounts receivable (4)	448	473		(25)	-
Lease termination income and other, net	(431)	(2,346)		(751)	2,666
Paramount's share of Same Store NOI for the nine
months ended September 30, 2019	$296,861	$222,410		$74,451	$-

Increase (decrease) in Same Store NOI	$3,354	$(4,027)		$7,381	$-
% Increase (decrease)	1.1%	(1.8%)		9.9%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

(5)	Represents NOI attributable to 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2020 (1)	$279,905	$192,508		$85,482	$1,915
Acquisitions (2)	(19,459)	-		(19,459)	-
Dispositions / Discontinued Operations	(6,876)	-		-	(6,876)	(3)
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	4,848	(254)		141	4,961
Paramount's share of Same Store Cash NOI for the nine
months ended September 30, 2020	$260,358	$193,406		$66,952	$-

	For the Nine Months Ended September 30, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2019 (1)	$278,432	$202,338		$65,286	$10,808
Acquisitions	-	-		-	-
Dispositions / Discontinued Operations	(16,664)	(3,213)	(5)	-	(13,451)	(3)
Reserves for uncollectible accounts receivable (4)	448	473		(25)	-
Lease termination income and other, net	(454)	(2,346)		(751)	2,643
Paramount's share of Same Store Cash NOI for the nine
months ended September 30, 2019	$261,762	$197,252		$64,510	$-

Increase (decrease) in Same Store Cash NOI	$(1,404)	$(3,846)		$2,442	$-
% Increase (decrease)	(0.5%)	(1.9%)		3.8%

(1)	See page 53 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands, except share and per share amounts)	2020	2019	2020	2019
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(4,123)	$11,000	$(6,581)	$23,174
Real estate depreciation and amortization (including our share
of unconsolidated joint ventures)	71,131	65,099	212,617	192,508
Adjustments related to discontinued operations	-	1,222	690	5,947
FFO	67,008	77,321	206,726	221,629
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,695)	(12,142)	(30,375)	(35,167)
Consolidated real estate fund	79	(109)	1,291	(256)
Operating Partnership	(4,659)	(6,294)	(15,660)	(17,997)
FFO attributable to common stockholders	$49,733	$58,776	$161,982	$168,209
Per diluted share	$0.22	$0.25	$0.72	$0.72

FFO	$67,008	$77,321	$206,726	$221,629
Non-core items:
Our share of distributions received from 712 Fifth Avenue
in excess of earnings	(498)	(976)	(1,806)	(1,037)
Other, net	308	715	935	1,798
Core FFO	66,818	77,060	205,855	222,390
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,695)	(12,142)	(30,375)	(35,167)
Consolidated real estate fund	79	(109)	1,291	(256)
Operating Partnership	(4,642)	(6,269)	(15,584)	(18,075)
Core FFO attributable to common stockholders	$49,560	$58,540	$161,187	$168,892
Per diluted share	$0.22	$0.25	$0.72	$0.72

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	221,461,146	231,197,838	223,593,376	232,974,210
Effect of dilutive securities	6,025	32,101	14,740	30,707
Denominator for FFO and Core FFO per diluted share	221,467,171	231,229,939	223,608,116	233,004,917

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2020.

Property	Rate	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$1,250,000	$1,250,000	$1,249,058
1301 Avenue of the Americas	3.05%	-	500,000	-	-	-	-	500,000	500,246
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	520,340
One Market Plaza	4.03%	-	-	-	-	975,000	-	975,000	1,007,151
300 Mission Street	3.65%	-	-	-	244,434	-	-	244,434	248,916
Total Fixed Rate Debt	3.45%	$-	$500,000	$-	$244,434	$975,000	$1,750,000	$3,469,434	$3,525,711

Variable Rate Debt:
1301 Avenue of the Americas	1.99%	$-	$350,000	$-	$-	$-	$-	$350,000	$346,188
Revolving Credit Facility	1.30%	-	-	200,000	-	-	-	200,000	200,007
Total Variable Rate Debt	1.74%	$-	$350,000	$200,000	$-	$-	$-	$550,000	$546,195

Total Consolidated Debt	3.22%	$-	$850,000	$200,000	$244,434	$975,000	$1,750,000	$4,019,434	$4,071,906

In addition to the above, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness as of September 30, 2020, of which our share was $606,158,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of September 30, 2020			As of December 31, 2019
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$550,000	1.74%	$5,500	$386,918	3.49%
Fixed rate	2,678,781	3.36%	-	2,800,724	3.34%
	$3,228,781	3.08%	$5,500	$3,187,642	3.36%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$102,429	3.33%	$1,024	$99,748	3.96%
Fixed rate	503,729	3.30%	-	503,777	3.30%
	$606,158	3.31%	$1,024	$603,525	3.41%

Noncontrolling interests' share of above			$(559)
Total change in annual net income			$5,965
Per diluted share			$0.03

Our variable rate debt outstanding as of September 30, 2020 is based on LIBOR, which is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter. In the event that LIBOR is discontinued, the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures following such event, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.

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

As of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2020, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

Risks Related to Our Business and Operations as a result of COVID-19 pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy, and has adversely impacted businesses and financial markets, including that of the United States. Specifically, New York and San Francisco, the markets in which we operate and where a majority of our assets are located, initially reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel, and restriction on the types of business that could operate. These measures have had and continue to have a significant adverse impact on businesses. In June 2020, New York and San Francisco began their “re-opening” process by easing restrictions that were initially imposed and provided for a phased-in approach towards reopening that would enable businesses to operate; however, in mid-July, amidst a rise in COVID-19 cases, San Francisco mandated an “indefinite pause” to their re-opening process. On October 20, 2020, San Francisco announced that they will re-open most non-essential businesses effective October 27, 2020, albeit with certain restrictions. The COVID-19 outbreak has had, and may continue to have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and more specifically the economies of New York City and San Francisco and could trigger a period of global economic slowdown or global recession.

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

Recent Sales of Unregistered Securities

During the three months ended September 30, 2020, we issued an aggregate of 13,615 shares of common stock in exchange for 13,615 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. From January 1, 2020 through October 28, 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Of the 13,813,158 common shares repurchased, (i) 10,856,865 shares were repurchased in the three months ended March 31, 2020 at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate, (ii) 1,233,190 shares were repurchased in the three months ended September 30, 2020 at a weighted average price of $6.91 per share, or $8,520,000 in the aggregate, and (iii) the remaining 1,723,103 shares were repurchased in October 2020 at a weighted average price of $6.66 per share, or $11,480,000 in the aggregate. We have $80,00,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2020	-	$-	-	$100,000,000
August 2020	-	-	-	100,000,000
September 2020	1,233,190	6.91	1,233,190	91,480,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: October 28, 2020	By:	/s/ Wilbur Paes
Wilbur Paes
Executive Vice President, Chief Financial Officer and Treasurer (duly authorized officer and principal financial and accounting officer)