Form 10-K
period 2020-12-31
Paramount Group, Inc.
filed 2021-02-10
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

As of February 1, 2021, there were 218,991,724 shares of the registrant’s common stock outstanding.

As of June 30, 2020, the aggregate market value of the 187,870,660 shares of common stock held by non-affiliates of the Registrant was $1,448,483,000 based on the June 30, 2020 closing share price of our common stock of $7.71 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 13, 2021) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2020, portions of which are incorporated by reference herein.

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the negative impact of the coronavirus 2019 (“COVID-19”) global pandemic on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
•	unfavorable market and economic conditions in the United States, including New York City and San Francisco, and globally;
•	risks associated with high concentrations of our properties in New York City and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	trends in the office real estate industry including telecommuting, flexible work schedules, open workplaces and teleconferencing;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (“IT”) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;
•	failure to meet the restrictive covenants and requirements in our existing debt agreements;

•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•	any of the other risks included in this Annual Report on Form 10-K, including those set forth under the heading “Risk Factors.”

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

Summary Risk Factors

The risk factors detailed in Item 1A entitled “Risk Factors” in this Annual Report on Form 10-K, are the risks that we believe are material to our investors and a reader should carefully consider them. The following is a summary of the risk factors detailed in Item 1A:

•

Unfavorable market and economic conditions in the United States and globally and in the specific markets or submarkets where our properties are located could adversely affect occupancy levels, rental rates, rent collections, operating expenses, and the overall market value of our assets, and impair our ability to sell, recapitalize or refinance our assets.

•

All of our properties are located in New York City and San Francisco and adverse economic or regulatory developments in these areas could negatively affect our results of operations, financial condition and ability to make distributions to our stockholders.

•	A significant portion of our revenue is generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza.
•	We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire.
•	We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us.
•	We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants.
•	We would be adversely affected if any of our significant tenants experienced a material business downturn.
•	We may be adversely affected by trends in the office real estate industry, including telecommuting, flexible work schedules, open workplaces and teleconferencing.
•	Real estate investments are relatively illiquid and may limit our flexibility.
•	Competition could limit our ability to acquire attractive investment opportunities.
•	We are subject to losses that are uninsurable, not economically insurable or that are in excess of our insurance coverage.
•	We are subject to risks from natural disasters, and from the effects of climate change.
•	Terrorist attacks and/or shooting incidents may adversely affect our ability to generate revenues and the value of our properties.
•	We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control and similar requirements.
•	We may become subject to liability relating to environmental and health and safety matters.
•	We may incur significant costs complying with the Americans with Disabilities Act of 1990, and similar laws.
•	We may be unable to identify and successfully complete acquisitions and, even if acquisitions are identified and completed, we may fail to successfully operate acquired properties.
•	We are subject to risks involved in real estate activity through joint ventures and private equity real estate funds.
•

Contractual commitments with existing private equity real estate funds and our investment club may limit our ability to acquire properties, issue loans or invest in preferred equity directly in the near term.

•

The COVID-19 pandemic may continue to have an adverse impact on our tenants’ businesses, including their ability to pay rent, which could materially impact our financial condition and results of operations.

•

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price.

•	We may be subject to litigation, which could have an adverse effect on us.
•	We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire.

•

Extensive regulation of our investment management businesses affects our activities and creates the potential for significant liabilities and penalties, and increased regulatory focus could result in additional burdens on this business.

•

We cannot predict the impact future actions by regulators or government bodies, including the U.S. Federal Reserve, will have on real estate debt markets or on our business, and any such actions may negatively impact us.

•	The ability of stockholders to control our policies and effect a change of control of our company is limited by certain provisions of our charter and bylaws and by Maryland law.
•

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of common units, which may impede business decisions that could benefit our stockholders.

•	If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements.
•	We may have assumed unknown liabilities in connection with the Formation Transactions.
•	We have a substantial amount of indebtedness that may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.
•	Variable rate debt is subject to interest rate risk that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.
•	We may be adversely affected by the potential discontinuation of LIBOR.
•	Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
•	The market price and trading volume of our common stock may be volatile, and may decline due to the large number of our shares eligible for future sale.
•	Failure to qualify or to maintain our qualification as a REIT would have significant adverse consequences to the value of our common stock.
•	We may owe certain taxes notwithstanding our qualification as a REIT.
•	Dividends payable by REITs generally do not qualify for reduced tax rates applicable to non-corporate taxpayers.
•	Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate certain of our investments.
•

We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions.

•	REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
•	Preferred equity and certain debt investments could impact our compliance with REIT income and assets tests.
•	We depend on key personnel, and the loss of services of members of our senior management team, or our inability to attract highly qualified personnel, could adversely affect our business.
•	We face risks associated with cyber security breaches and other significant disruptions of our IT networks and systems.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

PART I

ITEM 1.	BUSINESS

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We conduct our business through, and substantially all our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.3% of the Operating Partnership as of December 31, 2020. As of December 31, 2020, our portfolio consisted of 13 Class A office properties aggregating approximately 12.9 million square feet that was 95.4% leased and 95.1% occupied.

Our Competitive Strengths

We believe that we distinguish ourselves from other owners and operators of office properties through the following competitive strengths:

•

Premier Portfolio of High-Quality Office Properties in the Most Desirable Submarkets. We have assembled a premier portfolio of Class A office properties located exclusively in carefully selected submarkets of New York City and San Francisco. Our submarkets are among the strongest commercial real estate submarkets in the United States for office properties due to a combination of their high barriers to entry, constrained supply, strong economic characteristics and a deep pool of prospective tenants in various industries that have demonstrated a strong demand for high-quality office space. Our markets are international business centers, characterized by a broad tenant base with a highly educated workforce, a mature and functional transportation infrastructure and an overall amenity rich environment. These markets are home to a diverse range of large and growing enterprises in a variety of industries, including financial services, technology, media and entertainment, consulting, legal and other professional services. As a result of the above factors, the submarkets in which we are invested have generally outperformed the broader markets in which they are located.

•

Demonstrated Acquisition and Operational Expertise. Over the past 23 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Clifford Chance LLP, Credit Agricole Corporate & Investment Bank, First Republic Bank, Google Inc., Morgan Stanley, Norton Rose Fulbright, Showtime Networks Inc., TD Bank, N.A., and Warner Music Group.

•

Strong Internal Growth Prospects. We have substantial embedded rent growth within our portfolio as a result of the strong historical and projected future rental rate growth within our submarkets, contractual fixed rental rate increases included in our leases and incremental rent from the lease-up of vacant and expiring leases in our portfolio.

•

Conservative Balance Sheet. Over the past several decades, we have built strong relationships with numerous lenders, investors and other capital providers. Our financing track record and depth of relationships provide us with significant financial flexibility and capacity to fund future growth in both good and bad economic environments. We have a strong capital structure that supports this flexibility and growth. As of December 31, 2020, our share of net debt to enterprise value was 59.5% and we had $434.5 million of cash and cash equivalents and $1.0 billion of borrowing capacity under our revolving credit facility.

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

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 24 years, and has worked at our company for an average of 14 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

Objectives and Strategy

Our primary business objective is to enhance shareholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;

•	Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City and San Francisco;

•	Redeveloping and repositioning properties to increase returns; and

•	Proactively managing our portfolio to increase occupancy and rental rates.

During the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represent a strategic shift in our operations as our focus was to become a bicoastal REIT in two of the most resilient markets in the world – New York City and San Francisco.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2020, 2019 and 2018.

Human Capital

We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel. Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Several of our employees also receive equity awards that are subject to vesting over a three-to-five year period based on continued service. We believe equity awards serve as an additional retention tool for our employees. In addition, we offer our employees benefits that support their health, financial and emotional well-being. We strive to maintain a safe and healthy workplace and a corporate culture that promotes diversity and inclusion and is free from discrimination and harassment. We promote the professional development of our employees by offering regular opportunities to participate in trainings and education programs. Certain of our employees are covered by collective bargaining agreements.

As of December 31, 2020, we had 323 employees, including 94 corporate employees and 229 on-site building and property management personnel.

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

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and laws and regulations applicable to our investment management business, including the U.S. Investment Advisers Act of 1940, the Alternative Investment Fund Managers Directive, 2011/61/EU and related laws and regulations. See Item 1A, Risk Factors, for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

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

All of our properties are located in New York City and San Francisco, and adverse economic or regulatory developments in these areas could negatively affect our results of operations, financial condition and ability to make distributions to our stockholders.

All of our properties are located in New York City and San Francisco. As a result, our business is dependent on the condition of the economy in those cities, which may expose us to greater economic risks than if we owned a more geographically diverse portfolio. We are susceptible to adverse developments in the New York City and San Francisco economic and regulatory environments (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, increases in real estate and other taxes, costs of complying with governmental regulations or increased regulation). Such adverse developments could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.

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

As of December 31, 2020, approximately 63% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2020, the vacancy rate of our portfolio was 4.6%. In addition, 8.2% of the square footage of the properties in our portfolio will expire by the end of 2021. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

We may be adversely affected by trends in the office real estate industry, including telecommuting, flexible work schedules, open workplaces and teleconferences.

Telecommuting, flexible work schedules, open workplaces, teleconferencing and video-conferencing are becoming more common, including due to the impact of the COVID-19 pandemic. These practices enable businesses to reduce their space requirements.  There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 21%, on certain built-in gains recognized in connection with a taxable disposition of any asset we acquire from a C corporation in a transaction in which our basis in such asset is determined by reference to the basis of the asset in the hands of the C corporation for a period of up to 5 years following the acquisition of such asset, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

Our San Francisco properties are located in the general vicinity of active earthquake faults. Our New York City properties are located in areas that could be subject to windstorm losses. Insurance coverage for earthquakes and windstorms can be costly because of limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. In addition, our New York City and other properties may be subject to a heightened risk of terrorist attacks. We carry commercial general liability insurance, property insurance and both domestic and foreign terrorism insurance with respect to our properties with limits and on terms we consider commercially reasonable. We cannot assure you, however, that our insurance coverage will be sufficient or that any uninsured loss or liability will not have an adverse effect on our business and our financial condition and results of operations in the event of a catastrophic loss event. See “Business – Insurance.”

We carry both domestic and foreign terrorism insurance as an inclusion in our property policies for which our carriers may rely, in part for foreign acts of terrorism, on support from the federal government’s Terrorism Risk Insurance Program Reauthorization Act of 2019 (“TRIPRA”).

We are subject to risks from natural disasters such as earthquakes and severe weather.

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area) or destructive weather event (such as a hurricane, especially in New York City) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly in the Northeast states in which many of our properties are located, including increased need for maintenance and repair of our buildings.

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

We have performed a preliminary analysis using a third-party model to understand the direct impact to our existing properties in a scenario where global warming increases average temperatures worldwide by two degrees Celsius (the “2⁰ scenario”), a goal aligned with the Paris Agreement, the United Nations framework convention on climate change. Based on this preliminary analysis, we believe that essentially all of our properties in New York would remain above sea level, but that several of our properties in San Francisco may not, in the absence of mitigating actions. Given that there is a lag in timing between carbon release into the atmosphere and global warming, which ultimately would result in a potential rise in sea level, reputable models predict that the actual rise in sea level of that magnitude seems unlikely to occur until after the turn of this century, and perhaps much longer depending on various assumptions and mitigating factors that one considers – for example, the rate of melt for known glaciers and the Greenland and West Antarctic Ice Sheets; whether proposals to erect local sea walls in both New York and San Francisco gain additional traction and funding and are ultimately successful, and the potential for new discoveries.

Even where a property is not directly impacted by such a projected rise in sea levels, there would likely be significant disruptions to the local economies where our properties are located because other substantial areas of these coastal cities could be below sea level and the transportation systems that are vital to service CBDs could also be adversely impacted, both by the eventual rise in maximum sea level but also by episodic storm surges and other events in the decades prior to that time.

The jurisdictions where we operate have made formal public commitments to, and/or have additional legislation pending that will increase commitments to, carbon reduction aligned with the goal to keep global warming in line with the 2⁰ scenario or similar scenarios and have begun to take steps to enforce these commitments by regulation on building efficiency and/or mandated purchase of renewable energy. These and similar changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to, among other things, improve the energy efficiency of our existing properties in order to comply with such regulations.

Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

Terrorist attacks and/or shooting incidents may adversely affect our ability to generate revenues and the value of our properties.

We have significant investments in large metropolitan markets, including New York City and San Francisco that have been or may be in the future the targets of actual or threatened terrorism attacks and/or shooting incidents. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “We are subject to losses that are either uninsurable, not economically insurable or that are in excess of our insurance coverage.”

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

Our partners in the joint ventures that own 712 Fifth Avenue, One Market Plaza, 300 Mission Street and 111 Sutter Street have forced sale rights pursuant to which, after a specified period, each may require us to sell the property to a third party. At any time on or after (i) November 24, 2020, with respect to 712 Fifth Avenue, (ii) March 31, 2021, with respect to One Market Plaza, (iii) August 12, 2024, with respect to 300 Mission Street, and (iv) February 7, 2026, with respect to 111 Sutter Street, our joint venture partners may exercise a forced sale right by delivering a written notice to us designating the sales price and other material terms and conditions upon which our joint venture partner desires to cause a sale of the property. In the case of 712 Fifth Avenue, 300 Mission Street and 111 Sutter Street, upon receipt of such sales notice, we will have the obligation either to attempt to sell the property to a third party for not less than 95.0% of the designated sales price or to elect to purchase the interest of our joint venture partner for cash at a price equal to the amount our joint venture partner would have received if the property had been sold for the designated sales price (and the joint venture paid any applicable financing breakage costs, transfer taxes, brokerage fees and marketing costs, prepaid all liquidated liabilities of the joint venture and distributed the balance). In the case of One Market Plaza, upon exercise of forced sale right, we and our joint venture partner have 60 days to negotiate a mutually agreeable transaction regarding the property. If we cannot mutually agree upon a transaction, then we will work together in good faith to market the property in a commercially reasonable manner and neither we nor our joint venture partner will be allowed to bid on the property. If our joint venture partner, after consultation with us and a qualified broker, finds a third-party bid for the property acceptable, then the joint venture will cause the property to be sold. As a result of these forced sale rights, our joint venture partners could require us to sell these properties to third parties at times or prices that may not be favorable to us, which could adversely impact us.

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

Risks Related to Our Business and Operations as a result of COVID-19 pandemic.

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

COVID-19 may have the effect of heightening many of the risks described herein and our and our tenants’ businesses could be adversely impacted by COVID-19 due to, among other factors:

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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our tenants and their businesses, are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, related travel advisories and restrictions, the impact of vaccines and the uncertainty with respect to the accessibility of additional liquidity or to the capital markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2020, including debt of our unconsolidated joint ventures, we had $5.5 billion of total debt, of which our share is $3.6 billion, all of which was secured debt, and we have $1.0 billion of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention.  In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC and Paramount Group Real Estate Advisor II, LP, are registered with the SEC as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and have been, and may in the future be, registered in certain jurisdictions as non-EU alternative investment fund managers of non-EU alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”).  Such registration results in certain aspects of our investment management business being supervised by the SEC, and subject to regulation or reporting requirements by the regulatory bodies of the countries where our subsidiaries are currently, and may in the future be, registered in pursuant to the AIFMD. Our investment management business is also subject to notification of sales activities for one of our managed funds in Germany, and may in the future become subject to notification of sales activities for our other managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own stock in excess of the ownership limits (which waiver currently allows them to own up to 21.0% of our outstanding common stock in the aggregate, which can be automatically increased to an amount greater than 21.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto. Our charter also contains a “foreign ownership limit.” The foreign ownership limit is intended to help us qualify as a “domestically controlled qualified investment entity.” The foreign ownership limit contained in our charter prohibits persons from directly or indirectly owning shares of our capital stock to the extent such ownership would cause more than 49.8% of the value of the shares of our capital stock to be owned, directly or indirectly, by Non-U.S. Persons. For this purpose, a “Non-U.S. Person” is defined as a person other than a “United States person,” as defined in Section 7701(a)(30) of the Code, and it includes a “foreign person” as such term is used in the provision of the Code defining a domestically controlled qualified investment entity. The ownership limits and the foreign ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As of December 31, 2020, $350.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates, and we may also borrow additional money at variable interest rates in the future. Unless we have made arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

As of December 31, 2020, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares through a series of Formation Transactions (the “Formation Transactions”) and concurrent private placements at the time of our initial public offering on November 24, 2014.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax, including any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017), on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

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

In the event we acquire assets on a tax-deferred basis from C corporations, we would be subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is 21%, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 5-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Additionally, depending upon the location of the asset acquired on a tax deferred basis there may be additional “sting tax” imposed on a state and local level.  Gain from a sale of such an asset occurring after the 5-year period ends will not be subject to this sting tax.

Our Operating Partnership has limited partners that are non-U.S. persons. Such non-U.S. persons are subject to a variety of U.S. withholding taxes. A partnership that fails to remit the full amount of withholding taxes is liable for the amount of the under withholding, as well as interest and potential penalties. Although we believe that we have complied and will comply with the applicable withholding requirements, the determination of the amounts to be withheld is a complex legal determination and depends on provisions of the Code and the applicable Treasury Regulations that have little guidance. Accordingly, we may interpret the applicable law differently from the IRS and the IRS may seek to recover additional withholding taxes from us.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

General Risk Factors

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

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

Our Portfolio Summary

As of December 31, 2020, our portfolio consisted of 13 Class A office properties aggregating approximately 12.9 million square feet that was 95.4% leased and 95.1% occupied. The following table presents an overview of our portfolio as of December 31, 2020.

(Amounts in thousands, except square feet and per square foot amounts)								Annualized Rent (3)
Property	Submarket	Paramount Ownership		Number of Buildings	Square Feet	% Leased(1)	% Occupied(2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	90.0%	(5)	1	2,499,105	98.3%	98.3%	$181,941	$76.62
1301 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%		1	1,765,688	99.0%	99.0%	140,142	80.48
1325 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%		1	811,104	91.8%	91.7%	49,745	68.29
31 West 52nd Street	Sixth Avenue / Rock Center	100.0%		1	763,172	99.3%	98.2%	71,327	92.62
900 Third Avenue	East Side	100.0%		1	591,533	80.6%	80.6%	34,979	73.46
712 Fifth Avenue	Madison / Fifth Avenue	50.0%		1	543,411	70.8%	67.5%	42,373	115.48
60 Wall Street	Downtown	5.0%		1	1,625,483	100.0%	100.0%	73,600	45.28
Subtotal / Weighted Average				7	8,599,496	95.3%	95.0%	594,107	73.45
Paramount's Ownership Interest				7	6,533,859	95.1%	94.8%	484,816	79.35

San Francisco:
One Market Plaza	South Financial District	49.0%		2	1,591,951	97.5%	97.5%	142,085	90.77
Market Center	South Financial District	67.0%		2	745,630	90.2%	90.2%	57,268	85.14
300 Mission Street	South Financial District	31.1%		1	660,702	99.1%	99.1%	53,082	81.23
One Front Street	North Financial District	100.0%		1	644,700	100.0%	98.8%	51,996	81.69
55 Second Street	South Financial District	44.1%		1	379,621	95.7%	95.7%	27,854	76.88
111 Sutter Street	North Financial District	49.0%		1	277,193	79.6%	79.6%	17,881	81.86
Subtotal / Weighted Average				8	4,299,797	95.6%	95.4%	350,166	85.21
Paramount's Ownership Interest				8	2,433,044	95.7%	95.4%	197,541	84.97

Total / Weighted Average				15	12,899,293	95.4%	95.1%	944,273	77.45
Paramount's Ownership Interest				15	8,966,903	95.2%	95.0%	682,357	80.92

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)	Except for 60 Wall Street, which is presented on a “triple-net” basis, amounts represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)	Represents office and retail space only.
(5)	On May 27, 2020, we sold a 10.0% interest in 1633 Broadway.

Tenant Diversification

As of December 31, 2020, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including financial services, legal services, technology and media, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2020.

(Amounts in thousands, except square feet and per square feet amounts)					Our Share of
			Total		Total		% of	Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet		Total		Per Square	Annualized
Tenant	Expiration		Occupied		Occupied		Square Feet	Amount	Foot	Rent
Barclays Capital, Inc.	Dec-2020	(2)	497,418	(2)	497,418	(2)	5.5%	$33,475	$67.30	4.9%
Clifford Chance LLP	Jun-2024		328,992		328,992		3.7%	28,993	88.13	4.2%
First Republic Bank	Jun-2025	(3)	350,340	(3)	350,340	(3)	3.9%	28,336	80.88	4.2%
Credit Agricole Corporate & Investment Bank	Feb-2023		312,679		312,679		3.5%	27,471	87.86	4.0%
Norton Rose Fulbright	Sep-2034	(4)	320,325	(4)	320,325	(4)	3.6%	27,171	84.82	4.0%
Allianz Global Investors, LP	Jan-2031		320,911		288,823		3.2%	26,310	91.09	3.9%
Morgan Stanley & Company	Mar-2032		260,829		234,749		2.6%	17,919	76.33	2.6%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		293,888		264,502		2.9%	17,401	65.79	2.6%
Showtime Networks, Inc.	Jan-2026		261,196		235,079		2.6%	15,218	64.74	2.2%
Google, Inc.	Apr-2025		342,211		167,683		1.9%	14,323	85.42	2.1%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	The lease expired on December 31, 2020.
(3)	76,999 and 22,690 of the square feet leased expire on December 31, 2029 and December 31, 2030, respectively.
(4)	116,462 of the square feet leased expires on March 31, 2032.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2020.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,758,574	20.7%	$145,542	21.3%
Financial Services - Commercial and Investment Banking	1,870,603	22.0%	143,288	21.0%
Technology and Media	1,753,697	20.6%	134,034	19.6%
Financial Services, all others	1,260,963	14.8%	113,505	16.6%
Insurance	448,762	5.3%	39,746	5.8%
Retail	136,385	1.6%	14,387	2.1%
Travel & Leisure	192,856	2.3%	13,548	2.0%
Other Professional Services	138,118	1.6%	11,339	1.7%
Real Estate	134,090	1.6%	11,146	1.6%
Other	820,663	9.5%	55,822	8.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2020 for each of the ten calendar years beginning with the year ending December 31, 2021. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	14,391	9,968	$799	$56.62	0.1%

2021	1,043,022	930,870	66,838	73.68	9.7%
2022	2,263,471	464,412	31,355	80.91	4.5%
2023	890,658	747,396	60,016	83.30	8.7%
2024	802,940	714,755	59,664	83.52	8.6%
2025	1,411,167	881,262	72,674	82.46	10.5%
2026	1,403,975	980,283	78,469	78.03	11.4%
2027	207,449	141,918	12,517	88.15	1.8%
2028	255,681	209,154	17,080	82.15	2.5%
2029	578,253	515,191	39,931	77.92	5.8%
2030	610,952	512,412	44,545	86.97	6.5%
Thereafter	2,821,206	2,432,753	206,624	84.38	29.9%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.

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

As of December 31, 2020, the vacancy rate of our portfolio was 4.6%. In addition, 1,057,413 square feet (including month-to-month tenants), or 8.2% of the square footage of our portfolio is scheduled to expire during the year ending December 31, 2021, which represents approximately 9.8% of our annualized rent.

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

Fund VIII has investments, including commitments for future funding, aggregating $613,897,000 that have various stated interest rates ranging from 5.19% to 9.25% and maturities ranging from April 2021 to December 2027. As of December 31, 2020, our ownership interest in Fund VIII was approximately 1.3%.

Fund X completed its initial closing in December 2018 and has $192,000,000 of capital commitments, of which $78,791,000 has been invested as of December 31, 2020. The investments have stated interest rates ranging from 4.86% to 7.50% and maturity dates ranging from June 2021 to January 2023. As of December 31, 2020, our ownership in Fund X was approximately 7.8%.

Residential Development Fund

We are also the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a residential condominium development project, in San Francisco, California. As of December 31, 2020, our ownership interest in RDF was approximately 7.4%.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,466 square foot art deco style building located on the corner 58th Street and Fifth Avenue, in New York, New York.

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

As of December 31, 2020, there were approximately 149 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 15, 2020, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the fourth quarter ended December 31, 2020, which was paid on January 15, 2021 to stockholders of record as of the close of business on December 31, 2020.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the SNL Financials (“SNL”) Office REIT Index (the “SNL Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity Index (the “All Equity Index”). The graph assumes that $100 was invested on December 31, 2015 in our common stock, the SNL Office REIT Index and the All Equity Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Return

$175
$150
$125
$100
$75
$50
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Paramount Group, Inc.
SNL Office REIT Index
All Equity Index

	December 31,
	2015	2016	2017	2018	2019	2020
Paramount Group, Inc.	$100.00	$90.47	$91.83	$74.84	$85.39	$58.07
SNL Office REIT Index	100.00	111.59	114.60	94.53	120.51	95.69
All Equity Index	100.00	108.63	118.05	113.28	145.75	138.28

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	14,263,985	(1)	$17.06	(2)	7,001,002	(3)
Equity compensation plans not approved by stockholders	-		-		-
Total	14,263,985		$17.06		7,001,002

(1)

Includes an aggregate of (i) 2,032,493 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our 2014 Equity Incentive Plan (the "Plan"), (ii) 8,699,440 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan and (iii) 3,532,052 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 8,699,440 LTIP units include 3,780,792 LTIP units that remain subject to the achievement of the requisite performance-based vesting criteria.

(2)

The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.

(3)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”), stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 14,002,004.

Recent Purchases of Equity Securities

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 1,723,103 shares were repurchased in the three months ended December 31, 2020 at a weighted average price of $6.66 per share, or $11,480,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended December 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
October 2020	1,725,057	(1)	$6.66	1,723,103	$80,000,000
November 2020	-		-	-	80,000,000
December 2020	-		-	-	80,000,000

(1)	Includes 1,954 common shares surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 6.SELECTED FINANCIAL DATA

The following tables set forth selected financial and operating data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016. During the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represented a strategic shift in our operations and met the criteria of discontinued operations. Accordingly, the data in the tables below reflects the results of operations and the assets and liabilities of our Washington, D.C. portfolio as discontinued operations for all periods presented (see Note 3, Dispositions and Discontinued Operations). This data should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. This data may not be comparable to, or indicative of, future operating results.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018	2017	2016
Revenues:
Rental revenue	$679,015	$709,508	$677,138	$612,526	$566,537
Fee and other income	35,222	34,246	30,533	34,336	30,631
Total revenues	714,237	743,754	707,671	646,862	597,168
Expenses:
Operating	267,587	264,702	254,697	238,810	217,408
Depreciation and amortization	235,200	240,104	240,868	244,553	238,382
General and administrative	64,917	68,556	57,563	61,577	53,510
Transaction related costs	1,096	1,999	1,471	2,027	2,404
Total expenses	568,800	575,361	554,599	546,967	511,704
Other income (expense):
(Loss) income from unconsolidated joint ventures	(18,619)	(4,706)	3,468	20,185	7,413
Income (loss) from unconsolidated real estate funds	272	(343)	(269)	(6,143)	(498)
Interest and other income (loss), net	4,490	9,844	7,936	(9,074)	6,881
Interest and debt expense	(144,208)	(156,679)	(147,653)	(141,038)	(135,340)
Loss on early extinguishment of debt	-	(11,989)	-	(2,715)	-
Gain on sale of real estate	-	-	-	23,406	-
Unrealized gain on interest rate swaps	-	-	-	1,802	39,814
(Loss) income from continuing operations, before income taxes	(12,628)	4,520	16,554	(13,682)	3,734
Income tax expense	(1,493)	(312)	(3,139)	(5,177)	(1,785)
(Loss) income from continuing operations, net	(14,121)	4,208	13,415	(18,859)	1,949
(Loss) income from discontinued operations, net	(5,075)	(33,811)	5,578	126,035	120
Net (loss) income	(19,196)	(29,603)	18,993	107,176	2,069
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	(9,257)	(11,022)	(8,182)	10,365	(15,423)
Consolidated real estate funds	1,450	(313)	(720)	(19,797)	1,316
Operating Partnership	2,299	4,039	(944)	(11,363)	2,104
Net (loss) income attributable to common stockholders	$(24,704)	$(36,899)	$9,147	$86,381	$(9,934)

(Loss) income per Common Share - Basic and Diluted:
(Loss) income from continuing operations, net	$(0.09)	$(0.03)	$0.02	$(0.10)	$(0.05)
(Loss) income from discontinued operations, net	(0.02)	(0.13)	0.02	0.47	0.00
Net (loss) income per common share	$(0.11)	$(0.16)	$0.04	$0.37	$(0.05)

Dividends per common share	$0.37	$0.40	$0.40	$0.38	$0.38

Balance Sheet Data (as of end of period):
Total assets	$8,554,097	$8,734,135	$8,755,978	$8,917,661	$8,867,168
Real estate, at cost	7,963,315	7,889,885	7,793,784	7,653,276	7,180,839
Accumulated depreciation and amortization	(966,697)	(790,216)	(617,974)	(445,328)	(290,418)
Debt, net	3,800,739	3,820,769	3,566,917	3,541,300	3,594,898
Total equity	4,515,734	4,630,962	4,891,664	5,022,084	4,885,947

Other Data:
Funds from operations attributable to common stockholders ("FFO") (1)	$214,821	$208,187	$224,465	$205,558	$195,140
Core funds from operations attributable to common stockholders ("Core FFO") (1)	213,682	227,164	229,900	210,072	183,579

(1)	For a reconciliation of net income or loss to FFO and Core FFO and why we view these measures to be useful supplemental performance measures, see page 75.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, our Operating Partnership. We are the sole general partner of, and owned approximately 91.3% of the Operating Partnership as of December 31, 2020.

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•	Leasing vacant and expiring space, at market rents;
•	Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select central business district submarkets of New York City and San Francisco;
•	Redeveloping and repositioning properties to increase returns; and
•	Proactively managing our portfolio to increase occupancy and rental rates.

During the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represent a strategic shift in our operations as our focus was to become a bicoastal REIT in two of the most resilient markets in the world – New York City and San Francisco.

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

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consist of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for (i) our share of net income or loss, (ii) our share of other comprehensive income or loss, and (iii) cash contributions and distributions. To the extent that our cost basis is different than our share of the equity in the equity method investment, the basis difference allocated to depreciable assets is amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

Revenue Recognition

Our revenues consist of rental revenues and fee and other income.

Rental Revenue

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases which have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

We evaluate the collectability of our tenant receivables for payments required under the lease agreements. If we determine that collectability is not probable, the difference between rental revenue recognized and rental payments received is recorded as an adjustment to “rental revenue” in our consolidated statements of income.

Fee and Other Income

Fee income includes (i) property management fees, (ii) asset management fees, (iii) fees relating to acquisitions, dispositions and leasing services and (iv) other fee income and is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. Fee income is generated from the various services we provide to our customers and is disaggregated based on the types of services we provide pursuant to ASC Topic 606. Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Other income includes income from tenant requested services, including overtime heating and cooling and parking income.

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

While our buildings have remained open throughout the pandemic, a majority of our tenants have worked remotely. The health and safety of our employees and tenants have been our highest priority and we have adopted a number of initiatives focused on ensuring a healthy and safe environment for all building occupants, including but not limited to the following:

•	Adding signage, physical barriers and floor markings in common areas designed to promote social distancing;
•	Increasing cleaning and disinfecting protocols and the use of EPA registered cleaning products;
•	Reducing physical touch points in common areas;
•	Improving indoor air quality by installing the highest rated minimum efficiency reporting value (“MERV”) filters and additional air purifiers in lobby areas;
•	Installing thermal scanners in lobby areas to screen for temperature checks; and
•	Developing efficient communication channels to communicate important health and safety information to employees and tenants.

Since the outbreak of COVID-19, we have received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants to abate and/or defer a portion of their 2020 rental obligations. We have closely monitored our rent collections and have evaluated and continue to evaluate tenant requests on a case-by-case basis. From April through December 31, 2020, our portfolio-wide rent collections were 97.2%, comprised of 98.5% from office tenants (which account for approximately 96.5% of our annualized rents) and 61.6% from non-office tenants (which account for the remaining 3.5% of our annualized rents). In connection with our evaluation of the probability of rent collections of future lease receivables, we recorded $33,205,000 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051,000 of reserves for uncollectible accounts receivable, during the year ended December 31, 2020.

On December 11, 2020 and December 18, 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19. While there are other vaccines currently under development, multiple variants of the virus that cause COVID-19 are also currently present globally. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Dispositions and Discontinued Operations

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

Discontinued Operations

1899 Pennsylvania Avenue

On December 24, 2020, we completed the sale of 1899 Pennsylvania Avenue, a 191,000 square foot trophy office building located in Washington, D.C., for $103,000,000. We realized net proceeds of $89,206,000 from the sale after transaction costs and recognized a loss of $12,766,000.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results – Year Ended December 31, 2020

In the year ended December 31, 2020, we leased 699,159 square feet, of which our share was 413,148 square feet that was leased at a weighted average initial rent of $89.85 per square foot. This leasing activity, offset by lease expirations during the year, decreased same store leased occupancy (properties owned by us during both reporting periods in a similar manner and not classified as discontinued operations) by 70 basis points to 95.2% at December 31, 2020 from 95.9% at December 31, 2019. Of the 699,159 square feet leased in the year, 372,613 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 18.5% on a cash basis and 19.8% on a GAAP basis. The weighted average lease term for leases signed during the year was 4.0 years and weighted average tenant improvements and leasing commissions on these leases were $7.14 per square foot per annum, or 7.9% of initial rent.

Our share of total square feet leased and the related statistics disclosed above exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvements and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

New York

In the year ended December 31, 2020, we leased 223,568 square feet in our New York portfolio, of which our share was 180,134 square feet that was leased at a weighted average initial rent of $80.61 per square foot. This leasing activity, offset by lease expirations during the year, decreased same store leased occupancy by 20 basis points to 95.1% at December 31, 2020 from 95.3% at December 31, 2019. Of the 223,568 square feet leased in the year, 163,427 square feet represented our share of second generation space for which rental rates decreased by 0.3% on a cash basis and increased by 2.0% on a GAAP basis. The weighted average lease term for leases signed during the year was 3.3 years and weighted average tenant improvements and leasing commissions on these leases were $6.00 per square foot per annum, or 7.4% of initial rent.

San Francisco

In the year ended December 31, 2020, we leased 475,591 square feet in our San Francisco portfolio, of which our share was 233,014 square feet that was leased at a weighted average initial rent of $96.99 per square foot. This leasing activity, offset by lease expirations in the year, decreased same store leased occupancy by 180 basis points to 95.7% at December 31, 2020 from 97.5% at December 31, 2019. Of the 475,591 square feet leased in the year, 209,186 square feet represented our share of second generation space for which we achieved rental rate increases of 34.8% on a cash basis and 34.0% on GAAP basis. The weighted average lease term for leases signed during the year was 4.4 years and weighted average tenant improvements and leasing commissions on these leases were $7.80 per square foot per annum, or 8.0% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2020. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2020	Total	New York	San Francisco
Total square feet leased	699,159	223,568	475,591
Pro rata share of square feet leased: (1)	413,148	180,134	233,014
Initial rent (2)	$89.85	$80.61	$96.99
Weighted average lease term (in years)	4.0	3.3	4.4

Tenant improvements and leasing commissions:
Per square foot	$28.23	$19.89	$34.68
Per square foot per annum	$7.14	$6.00	$7.80
Percentage of initial rent	7.9%	7.4%	8.0%

Rent concessions:
Average free rent period (in months)	2.3	2.1	2.5
Average free rent period per annum (in months)	0.6	0.6	0.6

Second generation space: (3)
Square feet	372,613	163,427	209,186
Cash basis:
Initial rent (2)	$89.31	$79.57	$96.91
Prior escalated rent (4)	$75.37	$79.84	$71.87
Percentage increase (decrease)	18.5%	(0.3%)	34.8%
GAAP basis:
Straight-line rent	$88.68	$76.58	$98.13
Prior straight-line rent	$74.05	$75.11	$73.23
Percentage increase	19.8%	2.0%	34.0%

(1)

Our pro rata share of total square feet leased and the related statistics exclude the impact of 17,925 square feet of retail space at 712 Fifth Avenue, that was leased to Harry Winston for a 16-year term. The lease has a weighted average initial rent of $437.43 per square foot and tenant improvement and leasing commissions were $65.13 per square foot per annum, or 14.9% of initial rent.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy	Total	New York	San Francisco
As of December 31, 2020	95.2%	95.1%	95.7%
As of December 31, 2019	95.9%	95.3%	97.5%

Financial Results – Years Ended December 31, 2020 and 2019

Net Loss, FFO and Core FFO

Net loss attributable to common stockholders was $24,704,000, or $0.11 per diluted share, for the year ended December 31, 2020, compared to a net loss attributable to common stockholders of $36,899,000 or $0.16 per diluted share, for the year ended December 31, 2019. Net loss attributable to common stockholders for the year ended December 31, 2020 includes (i) non-cash write-offs aggregating $24,526,000, or $0.11 per diluted share, primarily for straight-line rent receivables, (ii) an $11,662,000, or $0.05 per diluted share, loss on sale of real estate related to discontinued operations, and (iii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable. Net loss attributable to common stockholders for the year ended December 31, 2019 includes (i) a $37,877,000, or $0.16 per diluted share, real estate impairment loss related to discontinued operations, (ii) a $10,812,000, or $0.05 per diluted share, loss on early extinguishment of debt, (iii) a $7,409,000, or $0.03 per diluted share, expense from the write-off of deferred financing costs and (iv) a $1,030,000, or $0.00 per diluted share, gain on sale of real estate related to discontinued operations. The loss on early extinguishment of debt and write-off of deferred financing costs were incurred in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

FFO attributable to common stockholders was $214,821,000, or $0.96 per diluted share, for year ended December 31, 2020, compared to $208,187,000, or $0.90 per diluted share, for the year ended December 31, 2019. FFO attributable to common stockholders for the year ended December 31, 2020 includes (i) non-cash write-offs aggregating $24,526,000, or $0.11 per diluted share, primarily for straight-line rent receivables, and (ii) $1,775,000, or $0.01 per diluted share, of reserves for uncollectible accounts receivable. In addition, FFO attributable to common stockholders for the years ended December 31, 2020 and 2019 includes the impact of non-core items, which are listed in the table on page 76. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the year ended December 31, 2020 by $1,139,000, or $0.00 per diluted share, and decreased FFO attributable to common stockholders for the year ended December 31, 2019 by $18,977,000, or $0.08 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 76, was $213,682,000 or $0.96 per diluted share, for the year ended December 31, 2020, compared to $227,164,000, or $0.98 per diluted share, for the year ended December 31, 2019.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2020 versus December 31, 2019.

	Total	New York	San Francisco
Same Store NOI	0.6%	(2.1%)	8.2%
Same Store Cash NOI	0.2%	(2.1%)	7.1%

See pages 71-76 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

 Results of Operations – Year Ended December 31, 2020 Compared to December 31, 2019

The following pages summarize our consolidated results of operations for the years ended December 31, 2020 and 2019.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	Change
Revenues:
Rental revenue	$679,015	$709,508	$(30,493)
Fee and other income	35,222	34,246	976
Total revenues	714,237	743,754	(29,517)
Expenses:
Operating	267,587	264,702	2,885
Depreciation and amortization	235,200	240,104	(4,904)
General and administrative	64,917	68,556	(3,639)
Transaction related costs	1,096	1,999	(903)
Total expenses	568,800	575,361	(6,561)
Other income (expense):
Loss from unconsolidated joint ventures	(18,619)	(4,706)	(13,913)
Income (loss) from unconsolidated real estate funds	272	(343)	615
Interest and other income, net	4,490	9,844	(5,354)
Interest and debt expense	(144,208)	(156,679)	12,471
Loss on early extinguishment of debt	-	(11,989)	11,989
(Loss) income from continuing operations, before income taxes	(12,628)	4,520	(17,148)
Income tax expense	(1,493)	(312)	(1,181)
(Loss) income from continuing operations, net	(14,121)	4,208	(18,329)
Loss from discontinued operations, net	(5,075)	(33,811)	28,736
Net loss	(19,196)	(29,603)	10,407
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(9,257)	(11,022)	1,765
Consolidated real estate fund	1,450	(313)	1,763
Operating Partnership	2,299	4,039	(1,740)
Net loss attributable to common stockholders	$(24,704)	$(36,899)	$12,195

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $714,237,000 for the year ended December 31, 2020, compared to $743,754,000 for the year ended December 31, 2019, a decrease of $29,517,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$9,755	$(126)		$9,881	(1)	$-
Non-cash write-offs of straight-line rent receivables	(33,205)	(23,868)		(9,337)		-
Reserves for uncollectible accounts receivable	(2,051)	(1,019)		(1,032)		-
Other, net	(4,992)	(169)		(2,927)	(2)	(1,896)
Decrease in rental income	$(30,493)	$(25,182)		$(3,415)		$(1,896)

Fee and other income
Fee income
Asset management	$3,824	$-		$-		$3,824
Property management	2,390	-		-		2,390
Acquisition, disposition and leasing	(806)	-		-		(806)
Other	(82)	-		-		(82)
Increase in fee income	5,326	-		-		5,326
Other income
Same store operations	(4,350)	(3,395)	(3)	(500)		(455)
Decrease in other income	(4,350)	(3,395)		(500)		(455)
Increase (decrease) in fee and other income	$976	$(3,395)		$(500)		$4,871

Total (decrease) increase in revenues	$(29,517)	$(28,577)		$(3,915)		$2,975

(1)	Primarily due to an increase in rental rates on new leases at One Market Plaza and an increase in occupancy at One Front Street, partially offset by lower occupancy at 300 Mission Street.
(2)	Primarily due to termination income of $2,300 in the prior year.
(3)	Primarily due to lower tenant requested services including overtime heating and cooling.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $568,800,000 for year ended December 31, 2020, compared to $575,361,000 for the year ended December 31, 2019, a decrease of $6,561,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$2,546	$3,437	(1)	$(891)		$-
Other, net	339	-		-		339
Increase (decrease) in operating	$2,885	$3,437		$(891)		$339

Depreciation and amortization
Operations	$(4,904)	$691		$(6,852)	(2)	$1,257
(Decrease) increase in depreciation and amortization	$(4,904)	$691		$(6,852)		$1,257

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(1,470)	$-		$-		$(1,470)	(3)
Operations	(2,169)	-		-		(2,169)	(4)
Decrease in general and administrative	$(3,639)	$-		$-		$(3,639)

Decrease in transaction related costs	$(903)	$-		$-		$(903)

Total (decrease) increase in expenses	$(6,561)	$4,128		$(7,743)		$(2,946)

(1)	Primarily due to higher real estate taxes.
(2)	Primarily due to lower amortization of in-place lease assets at 300 Mission Street due to the expiration of such leases.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(4)	Primarily due to lower compensation expense.

Loss from Unconsolidated Joint Ventures

In the year ended December 31, 2020, we recognized a $18,619,000 net loss from unconsolidated joint ventures compared to $4,706,000 of net loss in the year ended December 31, 2019, an increase in loss of $13,913,000. This increase in loss resulted from:

(Amounts in thousands)
(Increase) decrease in loss attributable to properties acquired in 2019:
Market Center (acquired in December 2019)	$(10,571)	(1)
55 Second Street (acquired in August 2019)	(1,897)	(1)
111 Sutter Street (acquired in February 2019)	1,222
Lower income on 712 Fifth Avenue ($687 in 2020, compared to $1,849 in 2019)	(1,162)	(2)
Other	(1,505)
Total increase in loss	$(13,913)

(1)	Resulted primarily from depreciation and amortization expense.
(2)

Resulted primarily from lower cash distributions in the year ended December 31, 2020 (since we only recognize earnings from 712 Fifth Avenue to the extent we receive cash distributions from the joint venture).

Income (loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $272,000 for the year ended December 31, 2020, compared to loss from unconsolidated real estate funds of $343,000 for the year ended December 31, 2019, an increase in income of $615,000. The increase in income resulted primarily from better operations of the funds in the current year.

Interest and Other Income, net

Interest and other income was $4,490,000 for the year ended December 31, 2020, compared to $9,844,000 for the year ended December 31, 2019, a decrease of $5,354,000. This decrease in income resulted from:

(Amounts in thousands)
Lower yields on investments	$(3,667)
Decrease in the value of investments in our deferred compensation plan (which is entirely offset by an increase in "general and administrative")	(1,470)
Other, net	(217)
Total decrease in income	$(5,354)

Interest and Debt Expense

Interest and debt expense was $144,208,000 for the year ended December 31, 2020, compared to $156,679,000 for the year ended December 31, 2019, a decrease of $12,471,000. This decrease in expense resulted primarily from (i) lower interest on variable rate debt due to a decrease in average LIBOR rates in the current year compared to the prior year, (ii) $8,215,000 of expense in the prior year from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019, partially offset by (iii) interest on $200,000,000 of borrowing under our revolving credit facility in the current year.

Loss on Early Extinguishment of Debt

In the year ended December 31, 2019, we recognized an $11,989,000 loss on early extinguishment of debt comprised primarily of swap breakage costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

Income Tax Expense

Income tax expense was $1,493,000 for the year ended December 31, 2020, compared to $312,000 for the year ended December 31, 2019, an increase of $1,181,000. This increase was primarily due to an income tax benefit that was recognized in the prior year as a result of a true-up of the tax provision.

Loss from Discontinued Operations

Loss from discontinued operations was $5,075,000 for the year ended December 31, 2020, compared to $33,811,000 for the year ended December 31, 2019, a decrease in loss of $28,736,000. This decrease in loss resulted from:

(Amounts in thousands)
Real estate impairment loss in 2019	$42,000
Loss on sale of real estate in 2020	(12,766)
Other, net	(498)
Total decrease in loss	$28,736

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $9,257,000 for the year ended December 31, 2020, compared to $11,022,000 for the year ended December 31, 2019, a decrease in income allocated to noncontrolling interests in consolidated joint ventures of $1,765,000. This decrease in income resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($784 in 2020, compared to $1,786 in 2019)	$(2,570)	(1)
Loss attributable to 1633 Broadway in 2020	(1,437)	(2)
Higher income attributable to One Market Plaza ($11,462 in 2020, compared to $9,014 in 2019)	2,448	(3)
Other, net	(206)
Total decrease in income attributable to noncontrolling interests	$(1,765)

(1)	Primarily due to the non-cash write-off of straight-line rent receivables in the current year, partially offset by lower amortization of in-place lease assets due to the expiration of such leases.
(2)	Primarily due to the non-cash write-off of straight-line rent receivables in the current year.
(3)	Primarily due to an increase in rental rates on new leases in the current year.

Net Loss (Income) Attributable to Noncontrolling Interest in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interest in consolidated real estate fund was $1,450,000 for the year ended December 31, 2020, compared to net income of $313,000 for the year ended December 31, 2019, a decrease in income attributable to the noncontrolling interest of $1,763,000. The decrease was primarily due to marketing expenses for One Steuart Lane.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $2,299,000 for the year ended December 31, 2020, compared to $4,039,000 for the year ended December 31, 2019, a decrease in net loss attributable to noncontrolling interests in Operating Partnership of $1,740,000. This decrease in loss resulted from a lower net loss subject to allocation to the unitholders of the Operating Partnership for the year ended December 31, 2020.

Results of Operations – Year Ended December 31, 2019 Compared to December 31, 2018

The following pages summarize our consolidated results of operations for the years ended December 31, 2019 compared to December 31, 2018.

	For the Year Ended December 31,
(Amounts in thousands)	2019	2018	Change
Revenues:
Rental revenue	$709,508	$677,138	$32,370
Fee and other income	34,246	30,533	3,713
Total revenues	743,754	707,671	36,083
Expenses:
Operating	264,702	254,697	10,005
Depreciation and amortization	240,104	240,868	(764)
General and administrative	68,556	57,563	10,993
Transaction related costs	1,999	1,471	528
Total expenses	575,361	554,599	20,762
Other income (expense):
(Loss) income from unconsolidated joint ventures	(4,706)	3,468	(8,174)
Loss from unconsolidated real estate funds	(343)	(269)	(74)
Interest and other income, net	9,844	7,936	1,908
Interest and debt expense	(156,679)	(147,653)	(9,026)
Loss on early extinguishment of debt	(11,989)	-	(11,989)
Income from continuing operations, before income taxes	4,520	16,554	(12,034)
Income tax expense	(312)	(3,139)	2,827
Income from continuing operations, net	4,208	13,415	(9,207)
(Loss) income from discontinued operations, net	(33,811)	5,578	(39,389)
Net (loss) income	(29,603)	18,993	(48,596)
Less net (income) loss attributable to noncontrolling interests:
Consolidated joint ventures	(11,022)	(8,182)	(2,840)
Consolidated real estate funds	(313)	(720)	407
Operating Partnership	4,039	(944)	4,983
Net (loss) income attributable to common stockholders	$(36,899)	$9,147	$(46,046)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $743,754,000 for the year ended December 31, 2019, compared to $707,671,000 for the year ended December 31, 2018, an increase of $36,083,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$32,616	$16,587	(1)	$16,106	(2)	$(77)
Other, net	(246)	(39)		(207)		-
Increase (decrease) in rental revenue	$32,370	$16,548		$15,899		$(77)

Fee and other income
Fee income
Asset management	$2,530	$-		$-		$2,530
Property management	689	-		-		689
Acquisition and disposition	275	-		-		275
Other	621	-		-		621
Increase in fee income	4,115	-		-		4,115
Other income
Same store operations	(402)	(1,913)		838		673
(Decrease) increase in other income	(402)	(1,913)		838		673
Increase (decrease) in fee and other income	$3,713	$(1,913)		$838		$4,788

Total increase in revenues	$36,083	$14,635		$16,737		$4,711

(1)	Primarily due to an increase in occupancy at 31 West 52nd Street, 1633 Broadway and 1325 Avenue of the Americas.
(2)

Primarily due to an increase in occupancy at 300 Mission Street and One Front Street, and higher tenant reimbursement income resulting primarily from the new “gross receipts” tax in 2019 (see note 1 on page 63).

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $575,361,000 for year ended December 31, 2019, compared to $554,599,000 for the year ended December 31, 2018, an increase of $20,762,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$10,329	$3,519	$9,780	(1)	$(2,970)
Other, net	(324)	(316)	(8)		-
Increase (decrease) in operating	$10,005	$3,203	$9,772		$(2,970)

Depreciation and amortization
Operations	$(764)	$4,233	$(5,532)		$535
(Decrease) increase in depreciation and amortization	$(764)	$4,233	$(5,532)		$535

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$4,828	$-	$-		$4,828	(2)
Stock-based compensation	3,214	-	-		3,214
Operations	2,951	-	-		2,951	(3)
Increase in general and administrative	$10,993	$-	$-		$10,993

Increase in transaction related costs	$528	$-	$-		$528

Total increase in expenses	$20,762	$7,436	$4,240		$9,086

(1)	Primarily due to the new “gross receipts” tax in 2019, which is partially offset by higher reimbursement income (see note 2 on page 62).
(2)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(3)	Increased primarily due to change in accounting guidance that no longer permits the capitalization of internal leasing payroll costs.

(Loss) Income from Unconsolidated Joint Ventures

In the year ended December 31, 2019, we recognized a $4,706,000 net loss from unconsolidated joint ventures compared to $3,468,000 of net income in the year ended December 31, 2018, a decrease in income of $8,174,000. This decrease in income resulted from:

(Amounts in thousands)
Net loss attributable to properties acquired in 2019 (resulting primarily from depreciation and amortization expense):
111 Sutter Street (acquired in February 2019)	$(4,394)
55 Second Street (acquired in August 2019)	(826)
Market Center (acquired in December 2019)	(744)
Lower income on 712 Fifth Avenue ($1,849 in 2019, compared to $3,901 in 2018)	(2,052)	(1)
Other	(158)
Total decrease in income	$(8,174)

(1)

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

Interest and Other Income, net

Interest and other income was $9,844,000 for the year ended December 31, 2019, compared to $7,936,000 for the year ended December 31, 2018, an increase of $1,908,000. This increase in income resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is offset by an increase in "general and administrative")	$4,828
Decrease in preferred equity investment income ($454 in 2019, compared to $3,655 in 2018) (1)	(3,201)
Other, net	281
Total increase in income	$1,908

(1)	The preferred equity investment was redeemed on March 1, 2019.

Interest and Debt Expense

Interest and debt expense was $156,679,000 for the year ended December 31, 2019, compared to $147,653,000 for the year ended December 31, 2018, an increase of $9,026,000. This increase in expense resulted from (i) $8,215,000 of expense from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019 and (ii) higher interest on variable rate debt due to an increase in average LIBOR rates in the year ended December 31, 2019 compared to 2018.

Loss on Early Extinguishment of Debt

In the year ended December 31, 2019, we recognized an $11,989,000 loss on early extinguishment of debt comprised primarily of swap breakage costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

Income Tax Expense

Income tax expense was $312,000 for the year ended December 31, 2019, compared to $3,139,000 for the year ended December 31, 2018, a decrease of $2,827,000. This decrease in expense was primarily due to (i) $1,248,000 of “sting” taxes in connection with the sale of real estate in the year ended December 31, 2018 and (ii) lower taxable income on our taxable REIT subsidiaries in the year ended December 31, 2019.

(Loss) Income from Discontinued Operations

Loss from discontinued operations was $33,811,000 for the year ended December 31, 2019, compared to income from discontinued operations of $5,578,000 for the year ended December 31, 2018, a decrease in income of $39,389,000. This decrease in income resulted from:

(Amounts in thousands)
Gains on sale of real estate	$(35,705)
Real estate impairment losses ($42,000 in 2019 compared to $46,000 in 2018)	4,000
Change in operations resulting primarily from asset sales	(7,684)
Total decrease in income	$(39,389)

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $11,022,000 for the year ended December 31, 2019, compared to $8,182,000 for the year ended December 31, 2018, an increase in income allocated to noncontrolling interests in consolidated joint ventures of $2,840,000. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($1,786 of income in 2019, compared to $1,437 of loss in 2018)	$3,223	(1)
Other, net	(383)
Total increase in income attributable to noncontrolling interests	$2,840

(1)	Primarily due to an increase in occupancy.

Net Income Attributable to Noncontrolling Interest in Consolidated Real Estate Fund

Net income attributable to noncontrolling interest in consolidated real estate fund was $313,000 for the year ended December 31, 2019, compared to $720,000 for the year ended December 31, 2018, a decrease in income attributable to the noncontrolling interest of $407,000.

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

As of December 31, 2020, we had $1.47 billion of liquidity comprised of $434,530,000 of cash and cash equivalents, $30,794,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of December 31, 2020, our outstanding consolidated debt aggregated $3.8 billion. We had no amounts outstanding under our revolving credit facility. In November 2021, $850,000,000 of our debt is scheduled to mature. We may refinance our maturing debt when it comes due or refinance or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On December 15, 2020, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the fourth quarter ended December 31, 2020, which was paid on January 15, 2021 to stockholders of record as of the close of business on December 31, 2020. During 2020, we paid an aggregate of $98,062,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations. If we were to continue our current dividend policy for all of 2021, we would pay out approximately $67,000,000 to common stockholders and unitholders during 2021.

Contractual Obligations

The following table provides a summary of our contractual obligations and commitments as of December 31, 2020.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,521,856	$944,050	$226,143	$586,033	$1,765,630
Unconsolidated debt (including interest expense) (1)	703,565	20,315	139,968	297,186	246,096
Tenant obligations	60,874	48,218	12,656	-	-
Construction	38,381	28,074	9,005	1,302	-
Leasing commissions	3,805	3,451	354	-	-
Other	8,490	65	135	143	8,147
Total (2)	$4,336,971	$1,044,173	$388,261	$884,664	$2,019,873

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2020 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our properties.

Off Balance Sheet Arrangements

As of December 31, 2020, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness, of which our share was $607,647,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2020, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $47,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $465,324,000, $331,487,000, $365,409,000 and $250,425,000 as of December 31, 2020, 2019, 2018 and 2017, respectively. Cash and cash equivalents and restricted cash increased by $133,837,000 and $114,984,000 for the years ended December 31, 2020 and 2018, respectively, and decreased by $33,922,000 for the year ended December 31, 2019. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$237,272	$285,441	$156,523
Investing activities	40,035	(323,440)	156,610
Financing activities	(143,470)	4,077	(198,149)

Operating Activities

Year Ended December 31, 2020 – We generated $237,272,000 of cash from operating activities for the year ended December 31, 2020, primarily from (i) net income of $241,868,000 (before $248,298,000 of non-cash adjustments and a $12,766,000 loss on sale of real estate related to discontinued operations) and (ii) $4,615,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $9,211,000 of net changes in operating assets and liabilities. Non-cash adjustments of $248,298,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Year Ended December 31, 2019 – We generated $285,441,000 of cash from operating activities for the year ended December 31, 2019, primarily from (i) net income of $248,909,000 (before $237,652,000 of non-cash adjustments, a $42,000,000 real estate impairment loss related to discontinued operations and a $1,140,000 gain on sale of real estate related to discontinued operations), (ii) $5,620,000 of distributions from unconsolidated joint ventures and real estate funds, (iii) $2,339,000 repayment of accrued interest on preferred equity investment, and (iv) $28,573,000 of net changes in operating assets and liabilities. Non-cash adjustments of $237,652,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation.

Year Ended December 31, 2018 – We generated $156,523,000 of cash from operating activities for the year ended December 31, 2018, primarily from (i) net income of $240,615,000 (before $212,467,000 of non-cash adjustments, a $46,000,000 real estate impairment loss related to discontinued operations and $36,845,000 of gains on sale of real estate related to discontinued operations) and (ii) $6,537,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $90,629,000 of net changes in operating assets and liabilities. Non-cash adjustments of $212,467,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases and amortization of stock-based compensation. The changes in operating assets and liabilities were primarily due to prepaid real estate taxes of $57,905,000 and additions to deferred charges of $31,861,000.

Investing Activities

Year Ended December 31, 2020 – We generated $40,035,000 of cash from investing activities for the year ended December 31, 2020, primarily from (i) $89,206,000 of proceeds from the sale of real estate related to discontinued operations, (ii) $36,918,000 from repayment of amounts due from affiliates and (iii) $6,379,000 from net sales of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $89,463,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (v) $2,945,000 for contributions of capital to unconsolidated real estate funds.

Year Ended December 31, 2019 – We used $323,440,000 of cash for investing activities for the year ended December 31, 2019, primarily due to (i) $368,852,000 for investments in and contributions of capital to unconsolidated joint ventures, (ii) $103,916,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $36,918,000 for net amounts due from affiliates, and (iv) $1,861,000 of net distributions from and contributions to unconsolidated real estate funds, partially offset by (v) $150,307,000 of proceeds from the sale of real estate related to discontinued operations, (vi) $33,750,000 from the redemption of preferred equity investment and (vii) $4,050,000 for net sales of marketable securities (which are held in our deferred compensation plan).

Year Ended December 31, 2018 – We generated $156,610,000 of cash from investing activities for the year ended December 31, 2018, primarily from (i) $349,013,000 of proceeds from the sales of real estate related to discontinued operations and (ii) $4,775,000 from the net sales of marketable securities (which are held in our deferred compensation plan), partially offset by (iii) $137,915,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iv) $29,883,000 for investments in and contributions to unconsolidated joint ventures, (v) $15,680,000 for escrow deposits and loans receivable for RDF, (vi) $10,000,000 for deposit in connection with the acquisition of 111 Sutter Street and (vii) $3,700,000 for net contributions to our unconsolidated real estate funds.

Financing Activities

Year Ended December 31, 2020 – We used $143,470,000 of cash for financing activities for the year ended December 31, 2020, primarily due to (i) $120,000,000 for repurchase of common shares, (ii) $98,062,000 for dividends and distributions paid to common stockholders and unitholders, (iii) $36,918,000 of net repayment of borrowings under the revolving credit facility, (iv) $12,717,000 for distributions to non-controlling interests and (v) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund, partially offset by (vi) $111,984,000 of proceeds from the sale of a 10.0% interest in 1633 Broadway, (vii) $11,555,000 of contributions from non-controlling interests and (viii) $9,791,000 of proceeds from notes and mortgages payable.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(19,196)	$12,606	$28,199	$(60,001)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	235,200	159,744	70,962	4,494
General and administrative	64,917	-	-	64,917
Interest and debt expense	144,208	87,687	49,905	6,616
Income tax expense	1,493	3	2	1,488
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
Loss (income) from unconsolidated joint ventures	18,619	(617)	17,210	2,026
Fee income	(28,070)	-	-	(28,070)
Interest and other income, net	(4,490)	-	(309)	(4,181)
Adjustments related to discontinued operations (including loss on sale of real estate)	13,465	-	-	13,465
Other, net	824	-	-	824
NOI	475,601	270,963	204,861	(223)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,766)	(4,294)	(68,461)	(11)
Consolidated real estate fund	1,892	-	-	1,892
Paramount's share of NOI	$404,727	$266,669	$136,400	$1,658

NOI	$475,601	$270,963	$204,861	$(223)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(32,325)	(7,728)	(24,681)	84
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,645)	23	(8,668)	-
Adjustments related to discontinued operations	507	-	-	507
Cash NOI	435,138	263,258	171,512	368
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(59,526)	(4,290)	(55,225)	(11)
Consolidated real estate fund	1,892	-	-	1,892
Paramount's share of Cash NOI	$377,504	$258,968	$116,287	$2,249

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(29,603)	$18,634	$36,560	$(84,797)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	240,104	159,054	77,813	3,237
General and administrative	68,556	-	-	68,556
Interest and debt expense	156,679	103,052	49,412	4,215
Loss on early extinguishment of debt	11,989	11,989	-	-
Income tax expense	312	-	28	284
NOI from unconsolidated joint ventures	22,409	13,151	9,065	193
Loss (income) from unconsolidated joint ventures	4,706	(1,298)	5,964	40
Fee income	(22,744)	-	-	(22,744)
Interest and other (income) loss, net	(9,844)	6	(784)	(9,066)
Adjustments related to discontinued operations (including impairments and gain on sale of real estate)	49,103	-	-	49,103
Other, net	2,342	-	-	2,342
NOI	494,009	304,588	178,058	11,363
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,620)	-	(72,620)	-
Consolidated real estate funds	126	-	-	126
Paramount's share of NOI	$421,515	$304,588	$105,438	$11,489

NOI	$494,009	$304,588	$178,058	$11,363
Less:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(45,580)	(33,359)	(12,222)	1
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(11,913)	1,745	(13,658)	-
Adjustments related to discontinued operations	434	-	-	434
Cash NOI	436,950	272,974	152,178	11,798
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(62,889)	-	(62,889)	-
Consolidated real estate funds	126	-	-	126
Paramount's share of Cash NOI	$374,187	$272,974	$89,289	$11,924

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$18,993	$35,209	$30,223	$(46,439)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	240,868	154,820	83,346	2,702
General and administrative	57,563	-	-	57,563
Interest and debt expense	147,653	93,359	49,207	5,087
Income tax expense	3,139	-	9	3,130
NOI from unconsolidated joint ventures	20,730	20,395	-	335
Income from unconsolidated joint ventures	(3,468)	(3,383)	-	(85)
Fee income	(18,629)	-	-	(18,629)
Interest and other income, net	(7,936)	-	(757)	(7,179)
Adjustments related to discontinued operations (including impairments and gain on sale of real estate)	26,331	-	-	26,331
Other, net	1,740	-	-	1,740
NOI	486,984	300,400	162,028	24,556
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(69,017)	-	(69,017)	-
Consolidated real estate funds	11	-	-	11
Paramount's share of NOI	$417,978	$300,400	$93,011	$24,567

NOI	$486,984	$300,400	$162,028	$24,556
Less:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(57,410)	(41,151)	(16,252)	(7)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(14,001)	2,154	(16,155)	-
Adjustments related to discontinued operations	(3,119)	-	-	(3,119)
Cash NOI	412,454	261,403	129,621	21,430
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(56,552)	-	(56,552)	-
Consolidated real estate funds	11	-	-	11
Paramount's share of Cash NOI	$355,913	$261,403	$73,069	$21,441

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2020 and 2019. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2020 (1)	$404,727	$266,669		$136,400	$1,658
Acquisitions (2)	(28,760)	-		(28,760)	-
Dispositions / Discontinued Operations	(8,390)	-		-	(8,390)	(3)
Non-cash write-offs (primarily straight-line receivables) (4)	26,826	22,383		4,443	-
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	6,114	(619)		1	6,732
Paramount's share of Same Store NOI for the year ended December 31, 2020	$402,457	$289,585		$112,872	$-

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2019 (1)	$421,515	$304,588		$105,438	$11,489
Dispositions / Discontinued Operations	(22,295)	(7,003)	(5)	-	(15,292)	(3)
Reserves for uncollectible accounts receivable (4)	448	473		(25)	-
Lease termination income and other, net	346	(2,346)		(1,111)	3,803
Paramount's share of Same Store NOI for the year ended December 31, 2019	$400,014	$295,712		$104,302	$-

Increase (decrease) in Same Store NOI	$2,443	$(6,127)		$8,570	$-

% Increase (decrease)	0.6%	(2.1%)		8.2%

(1)	See page 71 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months they were not owned by us in both reporting periods.

(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other.”

(5)	Represents NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2020 (1)	$377,504	$258,968		$116,287	$2,249
Acquisitions (2)	(22,644)	-		(22,644)	-
Dispositions / Discontinued Operations	(8,897)	-		-	(8,897)	(3)
Reserves for uncollectible accounts receivable (4)	1,940	1,152		788	-
Lease termination income and other, net	6,030	(619)		1	6,648
Paramount's share of Same Store Cash NOI for the year ended December 31, 2020	$353,933	$259,501		$94,432	$-

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2019 (1)	$374,187	$272,974		$89,289	$11,924
Dispositions / Discontinued Operations	(21,688)	(5,962)	(5)	-	(15,726)	(3)
Reserves for uncollectible accounts receivable (4)	448	473		(25)	-
Lease termination income and other, net	345	(2,346)		(1,111)	3,802
Paramount's share of Same Store Cash NOI for the year ended December 31, 2019	$353,292	$265,139		$88,153	$-

Increase (decrease) in Same Store Cash NOI	$641	$(5,638)		$6,279	$-

% Increase (decrease)	0.2%	(2.1%)		7.1%

(1)	See page 71 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)

Represents our share of Same Store Cash NOI attributable to acquired properties (Market Center, 55 Second Street and 111 Sutter Street in San Francisco) for the months they were not owned by us in both reporting periods.

(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in 2020 and 1899 Pennsylvania Avenue and Liberty Place in 2019).
(4)

Represents impairments of receivables arising from operating leases that have been consistently excluded from our same store results in prior periods as noted in our definition of these terms. In prior periods, adjustments for these items have been relatively small and as such, were included within “other.”

(5)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.

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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2020	2019	2018
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(19,196)	$(29,603)	$18,993
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	283,317	257,876	248,879
Adjustments related to discontinued operations (including impairments and gain or loss on sale of real estate)	13,456	49,103	26,512
FFO	277,577	277,376	294,384
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(43,542)	(46,527)	(45,622)
Consolidated real estate fund	1,450	(313)	(720)
Operating Partnership	(20,664)	(22,349)	(23,577)
FFO attributable to common stockholders	$214,821	$208,187	$224,465
Per diluted share	$0.96	$0.90	$0.94

FFO	$277,577	$277,376	$294,384
Non-core items:
Our share of (distributions received from 712 Fifth Avenue in excess of earnings) and earnings in excess of distributions received	(2,697)	(2,038)	2,727
Loss on early extinguishment of debt	-	11,989	-
Non-cash write-off of deferred financing costs	-	8,215	-
Other, net	1,450	2,881	3,279
Core FFO	276,330	298,423	300,390
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(43,542)	(46,527)	(45,622)
Consolidated real estate fund	1,450	(313)	(720)
Operating Partnership	(20,556)	(24,419)	(24,148)
Core FFO attributable to common stockholders	$213,682	$227,164	$229,900
Per diluted share	$0.96	$0.98	$0.96

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	222,436,170	231,538,065	239,526,694
Effect of dilutive securities	16,558	35,323	28,942
Denominator for FFO per diluted share	222,452,728	231,573,388	239,555,636

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2020.

Property	Rate	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-	$-	$-	$-	$-	$1,250,000	$1,250,000	$1,250,234
1301 Avenue of the Americas	3.05%	500,000	-	-	-	-	-	500,000	500,297
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	519,750
One Market Plaza	4.03%	-	-	-	975,000	-	-	975,000	1,005,645
300 Mission Street	3.65%	-	-	244,434	-	-	-	244,434	248,667
Total Fixed Rate Debt	3.45%	$500,000	$-	$244,434	$975,000	$-	$1,750,000	$3,469,434	$3,524,593

Variable Rate Debt:
1301 Avenue of the Americas	1.99%	$350,000	$-	$-	$-	$-	$-	$350,000	$347,051
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	1.99%	$350,000	$-	$-	$-	$-	$-	$350,000	$347,051

Total Consolidated Debt	3.32%	$850,000	$-	$244,434	$975,000	$-	$1,750,000	$3,819,434	$3,871,644

In addition to the above, our unconsolidated joint ventures had $1.63 billion of outstanding indebtedness as of December 31, 2020, of which our share was $607,647,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2020			December 31, 2019
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$350,000	1.99%	$3,500	$386,918	3.49%
Fixed rate	2,678,781	3.36%	-	2,800,724	3.34%
	$3,028,781	3.20%	$3,500	$3,187,642	3.36%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$103,880	3.31%	$1,039	$99,748	3.96%
Fixed rate	503,767	3.30%	-	503,777	3.30%
	$607,647	3.30%	$1,039	$603,525	3.41%

Noncontrolling interests' share of above			$(393)
Total change in annual net income			$4,146
Per diluted share			$0.02

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Asset Impairment—Holding Period—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s real estate properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment analyses are based on the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. The Company uses significant judgment in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intended holding periods. Such changes have a significant impact on the estimates of fair value which are determined using discounted cash flow models.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 10, 2021

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2020	December 31, 2019
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	5,997,078	5,923,648
	7,963,315	7,889,885
Accumulated depreciation and amortization	(966,697)	(790,216)
Real estate, net	6,996,618	7,099,669
Cash and cash equivalents	434,530	306,215
Restricted cash	30,794	25,272
Investments in unconsolidated joint ventures	412,724	449,180
Investments in unconsolidated real estate funds	12,917	10,317
Accounts and other receivables	17,502	19,231
Due from affiliates	-	36,918
Deferred rent receivable	330,239	301,588
Deferred charges, net of accumulated amortization of $56,612 and $42,096	116,278	126,367
Intangible assets, net of accumulated amortization of $283,332 and $262,930	153,519	203,169
Assets related to discontinued operations	-	104,836
Other assets	48,976	51,373
Total assets (1)	$8,554,097	$8,734,135

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $18,695 and $25,792	$3,800,739	$3,783,851
Revolving credit facility	-	36,918
Accounts payable and accrued expenses	101,901	117,356
Dividends and distributions payable	16,796	25,255
Intangible liabilities, net of accumulated amortization of $107,981 and $100,881	55,996	73,789
Other liabilities	62,931	66,004
Total liabilities (1)	4,038,363	4,103,173
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 218,817,337 and 227,432,030 shares in 2020 and 2019, respectively	2,188	2,274
Additional paid-in-capital	4,120,173	4,133,184
Earnings less than distributions	(456,393)	(349,557)
Accumulated other comprehensive loss	(12,791)	(171)
Paramount Group, Inc. equity	3,653,177	3,785,730
Noncontrolling interests in:
Consolidated joint ventures	437,161	360,778
Consolidated real estate fund	79,017	72,396
Operating Partnership (20,756,618 and 24,758,472 units outstanding)	346,379	412,058
Total equity	4,515,734	4,630,962
Total liabilities and equity	$8,554,097	$8,734,135

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.3% as of December 31, 2020. The assets and liabilities of the Operating Partnership, as of December 31, 2020, include $4,025,387 and $2,546,914 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2020	2019	2018
Revenues:
Rental revenue	$679,015	$709,508	$677,138
Fee and other income	35,222	34,246	30,533
Total revenues	714,237	743,754	707,671
Expenses:
Operating	267,587	264,702	254,697
Depreciation and amortization	235,200	240,104	240,868
General and administrative	64,917	68,556	57,563
Transaction related costs	1,096	1,999	1,471
Total expenses	568,800	575,361	554,599
Other income (expense):
(Loss) income from unconsolidated joint ventures	(18,619)	(4,706)	3,468
Income (loss) from unconsolidated real estate funds	272	(343)	(269)
Interest and other income, net	4,490	9,844	7,936
Interest and debt expense	(144,208)	(156,679)	(147,653)
Loss on early extinguishment of debt	-	(11,989)	-
(Loss) income from continuing operations, before income taxes	(12,628)	4,520	16,554
Income tax expense	(1,493)	(312)	(3,139)
(Loss) income from continuing operations, net	(14,121)	4,208	13,415
(Loss) income from discontinued operations, net	(5,075)	(33,811)	5,578
Net (loss) income	(19,196)	(29,603)	18,993
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(9,257)	(11,022)	(8,182)
Consolidated real estate fund	1,450	(313)	(720)
Operating Partnership	2,299	4,039	(944)
Net (loss) income attributable to common stockholders	$(24,704)	$(36,899)	$9,147

(Loss) income per Common Share - Basic:
(Loss) income from continuing operations, net	$(0.09)	$(0.03)	$0.02
(Loss) income from discontinued operations, net	(0.02)	(0.13)	0.02
Net (loss) income per common share	$(0.11)	$(0.16)	$0.04
Weighted average common shares outstanding	222,436,170	231,538,065	239,526,694

(Loss) income per Common Share - Diluted:
(Loss) income from continuing operations, net	$(0.09)	$(0.03)	$0.02
(Loss) income from discontinued operations, net	(0.02)	(0.13)	0.02
Net (loss) income per common share	$(0.11)	$(0.16)	$0.04
Weighted average common shares outstanding	222,436,170	231,538,065	239,555,636

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net (loss) income	$(19,196)	$(29,603)	$18,993
Other comprehensive (loss) income:
Change in value of interest rate swaps	-	(28,069)	7,273
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(13,894)	206	(129)
Comprehensive (loss) income	(33,090)	(57,466)	26,137
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(9,257)	(11,022)	(8,182)
Consolidated real estate fund	1,434	(360)	(665)
Operating Partnership	3,589	6,726	(1,605)
Comprehensive (loss) income attributable to common stockholders	$(37,324)	$(62,122)	$15,685

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2017	240,427	$2,403	$4,297,948	$(133,693)	$10,083	$404,997	$14,549	$425,797	$5,022,084
Basis adjustment upon adoption of ASU 2017-05	-	-	-	529	-	-	6,557	-	7,086
Balance as of January 1, 2018	240,427	$2,403	$4,297,948	$(133,164)	$10,083	$404,997	$21,106	$425,797	$5,029,170
Net income	-	-	-	9,147	-	8,182	720	944	18,993
Common shares issued upon redemption of common units	203	2	3,459	-	-	-	-	(3,461)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	61	-	-	(213)	-	-	-	-	(213)
Repurchases of common shares	(7,555)	(76)	(105,307)	-	-	-	-	-	(105,383)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(95,506)	-	-	-	(10,240)	(105,746)
Contributions from noncontrolling interests	-	-	-	-	-	-	45,116	-	45,116
Distributions to noncontrolling interests	-	-	-	-	-	(18,184)	-	-	(18,184)
Change in value of interest rate swaps	-	-	-	-	6,605	-	-	668	7,273
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(67)	-	(55)	(7)	(129)
Amortization of equity awards	-	-	2,943	-	-	-	-	17,994	20,937
Reallocation of noncontrolling interest	-	-	2,713	-	-	-	-	(2,713)	-
Other	-	-	-	(170)	-	-	-	-	(170)
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net (loss) income	-	-	-	(36,899)	-	11,022	313	(4,039)	(29,603)
Common shares issued upon redemption of common units	1,409	14	24,016	-	-	-	-	(24,030)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	46	3	-	(327)	-	-	-	-	(324)
Repurchases of common shares	(7,159)	(72)	(94,545)	-	-	-	-	-	(94,617)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(92,425)	-	-	-	(10,039)	(102,464)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,989	-	14,989
Distributions to noncontrolling interests	-	-	-	-	-	(45,239)	-	-	(45,239)
Change in value of interest rate swaps	-	-	-	-	(25,367)	-	-	(2,702)	(28,069)
Settlement of interest rate swaps liabilities	-	-	-	-	8,431	-	-	2,827	11,258
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	144	-	47	15	206
Amortization of equity awards	-	-	2,564	-	-	-	-	20,437	23,001
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Reallocation of noncontrolling interest	-	-	(607)	-	-	-	-	607	-
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(24,704)	-	9,257	(1,450)	(2,299)	(19,196)
Common shares issued upon redemption of common units	5,150	51	85,659	-	-	-	-	(85,710)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	48	1	-	(333)	-	-	-	-	(332)
Repurchases of common shares	(13,813)	(138)	(119,862)	-	-	-	-	-	(120,000)
Dividends and distributions ($0.37 per share and unit)	-	-	-	(81,799)	-	-	-	(7,804)	(89,603)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(12,717)	-	-	(12,717)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(12,620)	-	16	(1,290)	(13,894)
Amortization of equity awards	-	-	1,318	-	-	-	-	18,068	19,386
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(13,356)	-	-	-	-	13,356	-
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734

See notes to consolidated financial statements.

 PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(19,196)	$(29,603)	$18,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	235,890	248,347	258,225
Straight-lining of rental revenue	(28,216)	(43,679)	(59,061)
Amortization of stock-based compensation expense	19,239	22,860	19,646
Loss (income) from unconsolidated joint ventures	18,619	4,706	(3,468)
Loss (gain) on sale of real estate related to discontinued operations	12,766	(1,140)	(36,845)
Amortization of deferred financing costs	9,277	19,323	11,023
Amortization of above and below-market leases, net	(4,734)	(10,991)	(16,059)
Distributions of earnings from unconsolidated joint ventures	3,999	4,067	6,207
Realized and unrealized (gains) losses on marketable securities	(1,918)	(3,027)	1,604
Distributions of earnings from unconsolidated real estate funds	616	1,553	330
(Income) loss from unconsolidated real estate funds	(272)	343	269
Real estate impairment loss related to discontinued operations	-	42,000	46,000
Receipt of accrued interest on preferred equity investment	-	2,339	-
Loss on early extinguishment of debt	-	731	-
Other non-cash adjustments	413	(961)	288
Changes in operating assets and liabilities:
Accounts and other receivables	1,729	845	(2,994)
Deferred charges	(10,761)	(23,029)	(31,861)
Other assets	(2,193)	57,318	(57,216)
Accounts payable and accrued expenses	(1,299)	(8,949)	4,200
Other liabilities	3,313	2,388	(2,758)
Net cash provided by operating activities	237,272	285,441	156,523

Cash Flows from Investing Activities:
Additions to real estate	(89,463)	(103,916)	(137,915)
Proceeds from the sale of real estate related to discontinued operations	89,206	150,307	349,013
Repayment of amounts due from affiliates	36,918	181,000	-
Sales of marketable securities	22,188	19,282	24,794
Purchases of marketable securities	(15,809)	(15,232)	(20,019)
Contributions of capital to unconsolidated real estate funds	(2,945)	(3,937)	(3,779)
Investments in and contributions of capital to unconsolidated joint ventures	(60)	(368,852)	(29,883)
Due from affiliates	-	(217,918)	-
Redemption of preferred equity investment	-	33,750	-
Distributions of capital from unconsolidated real estate funds	-	2,076	79
Escrow deposits and loans receivable for Residential Development Fund	-	-	(15,680)
Real estate acquisition deposits	-	-	(10,000)
Net cash provided by (used in) investing activities	40,035	(323,440)	156,610

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Cash Flows from Financing Activities:
Repayment of borrowings under revolving credit facility	$(200,000)	$(195,000)	$-
Borrowings under revolving credit facility	163,082	231,918	-
Repurchases of common shares	(120,000)	(97,137)	(102,863)
Proceeds from the sale of a 10.0% interest in 1633 Broadway	111,984	-	-
Dividends paid to common stockholders	(89,225)	(93,038)	(94,991)
Distributions paid to common unitholders	(8,837)	(10,073)	(10,064)
Distributions to noncontrolling interests	(12,717)	(45,239)	(18,184)
Contributions from noncontrolling interests	11,555	14,989	45,116
Proceeds from notes and mortgages payable	9,791	1,259,843	16,700
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	(8,771)	-	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(332)	(324)	-
Repayments of notes and mortgages payable	-	(1,050,000)	-
Debt issuance costs and other	-	(10,131)	(6,564)
Acquisition of noncontrolling interest in consolidated real estate fund	-	(1,000)	-
Loss on early extinguishment of debt	-	(731)	-
Repayment of loans to affiliates	-	-	(27,299)
Net cash (used in) provided by financing activities	(143,470)	4,077	(198,149)

Net increase (decrease) in cash and cash equivalents and restricted cash	133,837	(33,922)	114,984
Cash and cash equivalents and restricted cash at beginning of period	331,487	365,409	250,425
Cash and cash equivalents and restricted cash at end of period	$465,324	$331,487	$365,409

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$306,215	$339,653	$219,381
Restricted cash at beginning of period	25,272	25,756	31,044
Cash and cash equivalents and restricted cash at beginning of period	$331,487	$365,409	$250,425

Cash and cash equivalents at end of period	$434,530	$306,215	$339,653
Restricted cash at end of period	30,794	25,272	25,756
Cash and cash equivalents and restricted cash at end of period	$465,324	$331,487	$365,409

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$135,607	$139,130	$136,452
Cash payments for income taxes, net of refunds	1,366	2,474	4,049

Non-Cash Transactions:
Common shares issued upon redemption of common units	$85,710	$24,030	$3,461
Dividends and distributions declared but not yet paid	16,796	25,255	25,902
Write-off of fully amortized and/or depreciated assets	9,141	8,727	4,158
Additions to real estate included in accounts payable and accrued expenses	8,640	21,566	19,872
Change in value of interest rate swaps	-	28,069	(7,273)
Note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	-	8,771	-
Basis adjustment to investment in unconsolidated joint ventures upon adoption of ASU 2017-05	-	-	7,086

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. As of December 31, 2020, our portfolio consisted of 13 Class A properties aggregating 12.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.3% of, the Operating Partnership as of December 31, 2020.

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

While our buildings have remained open throughout the pandemic, a majority of our tenants have worked remotely. The health and safety of our employees and tenants have been our highest priority and we have adopted a number of initiatives focused on ensuring a healthy and safe environment for all building occupants, including but not limited to the following:

•	Adding signage, physical barriers and floor markings in common areas designed to promote social distancing;
•	Increasing cleaning and disinfecting protocols and the use of EPA registered cleaning products;
•	Reducing physical touch points in common areas;
•	Improving indoor air quality by installing the highest rated minimum efficiency reporting value (“MERV”) filters and additional air purifiers in lobby areas;
•	Installing thermal scanners in lobby areas to screen for temperature checks; and
•	Developing efficient communication channels to communicate important health and safety information to employees and tenants.

Since the outbreak of COVID-19, we have received several requests from tenants seeking “short-term” rent relief and have entered into agreements with select tenants to abate and/or defer a portion of their 2020 rental obligations. We have closely monitored our rent collections and have evaluated and continue to evaluate tenant requests on a case-by-case basis. From April through December 31, 2020, our portfolio-wide rent collections were 97.2%, comprised of 98.5% from office tenants (which account for approximately 96.5% of our annualized rents) and 61.6% from non-office tenants (which account for the remaining 3.5% of our annualized rents). In connection with our evaluation of the probability of rent collections of future lease receivables, we recorded $33,205,000 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051,000 of reserves for uncollectible accounts receivable, during the year ended December 31, 2020.

On December 11, 2020 and December 18, 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19. While there are other vaccines currently under development, multiple variants of the virus that cause COVID-19 are also currently present globally. The rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consist of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for (i) our share of net income or loss, (ii) our share of other comprehensive income or loss, and (iii) cash contributions and distributions. To the extent that our cost basis is different than our share of the equity in the equity method investment, the basis difference allocated to depreciable assets is amortized into “income from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

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

Marketable Securities

Marketable securities consists of investments in trading securities that are held in our deferred compensation plan for which there is an offsetting liability. These investments are initially recorded at cost and subsequently measured at fair value at the end of each reporting period, with gains or losses resulting from changes in fair value recognized in earnings, which are included as a component of “interest and other income, net” on our consolidated statements of income and the earnings are entirely offset by expenses from the mark-to-market of plan liabilities, which are included as a component of “general and administrative” expenses on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges

Deferred charges include deferred leasing costs and deferred financing costs related to our revolving credit facility. Deferred leasing costs consist of fees and direct costs related to successful leasing activities. Such deferred leasing costs are amortized on a straight-line basis over the lives of the related leases and recognized in our consolidated statements of income as a component of “depreciation and amortization”. Deferred financing costs consist of fees and direct costs incurred in obtaining our revolving credit facility. Such deferred financing costs are amortized over the term of the revolving credit facility and are recognized as a component of “interest and debt expense” on our consolidated statements of income.

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

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities. Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities.

We use the following methods and assumptions in estimating fair value for financial instruments that are presented at fair value on our consolidated balance sheets:

Marketable Securities

Marketable securities are valued by a third-party specialist using quoted prices in active markets.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Rental Revenue

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases which have terms generally ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

We evaluate the collectability of our tenant receivables for payments required under the lease agreements. If we determine that collectability is not probable, the difference between rental revenue recognized and rental payments received is recorded as an adjustment to “rental revenue” in our consolidated statements of income.

Fee and Other Income

Fee income includes (i) property management fees, (ii) asset management fees, (iii) fees relating to acquisitions, dispositions and leasing services and (iv) other fee income and is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. Fee income is generated from the various services we provide to our customers and is disaggregated based on the types of services we provide pursuant to ASC Topic 606. Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Other income includes income from tenant requested services, including overtime heating and cooling and parking income.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $698,000, $242,000 and $622,000 for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, our TRSs had combined deferred income tax expense of $32,000 and $87,000 for the years ended December 31, 2020 and 2018, respectively, and a combined deferred income tax benefit of $28,000 for the year ended December 31, 2019.

The following table reconciles net (loss) income attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net (loss) income attributable to Paramount Group, Inc.	$(24,704)	$(36,899)	$9,147
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(10,462)	(37,244)	(48,604)
Depreciation and amortization	62,002	79,750	92,512
Stock-based compensation	17,766	20,812	17,847
Real estate impairment loss	-	38,237	41,788
Adjustments resulting from sale of real estate	55,640	12,107	(14,381)
Other, net	(11,095)	12,753	(11,635)
Estimated taxable income	$89,147	$89,516	$86,674

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
	2020			2019			2018
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.210	(1)	52.5%	$0.323	(1)	80.7%	$0.286	(1)	72.4%
Long-term capital gain	0.190		47.5%	0.062		15.5%	0.074		18.7%
Return of capital	0.000		0.0%	0.015		3.8%	0.035		8.9%
Total	$0.400	(2)	100.0%	$0.400	(2)	100.0%	$0.395	(2)	100.0%

(1)	Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)

The fourth quarter dividends for the years ended December 31, 2020, 2019 and 2018 of $0.07, $0.10 and $0.10 per share, respectively, were paid in January of the subsequent years and are allocable to the subsequent years for federal income tax purposes.

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

Reclassification

Certain prior year balances have been reclassified to conform to current year presentation. See Note 3, Dispositions and Discontinued Operations.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, an update to ASC Topic 740, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by (i) eliminating certain exceptions within ASC Topic 740 and (ii) clarifying and amending the existing guidance to enable consistent application of ASC Topic 740. ASU 2019-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2020, with early adoption permitted. We do not believe the adoption of ASU 2019-12 will have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 and ASU 2021-01 prospectively as and when we enter into transactions to which these updates apply.

In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 global pandemic. Under existing lease guidance, the entity would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant, which would be accounted for under the lease modification framework, or if a lease concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The Lease Modification Q&A provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. This election is only available when total cash flows resulting from the modified lease are substantially the same as or less than the cash flows in the original lease. We have accounted for lease modifications executed as a result of COVID-19 under ASC Topic 842, Leases, and have elected not to use the option available in the Lease Modification Q&A. Accordingly, the Lease Modification Q&A did not have an impact on our consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. ASU 2020-10 codifies the disclosure guidance of all codifications which provide entities with an option to either present information on the face or disclose it in the notes to the financial statements. ASU 2020-10 also clarifies application of various provisions in the codifications where the guidance may have been unclear. ASU 2020-10 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2020, with early adoption permitted. We do not believe the adoption of ASU 2020-10 will have a material impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Dispositions and Discontinued Operations

Dispositions

1633 Broadway

On May 27, 2020, we completed the sale of a 10.0% interest in 1633 Broadway, a 2.5 million square foot trophy office building located in New York City. The transaction valued the property at $2.4 billion, or $960 per square foot and included the assumption of the existing $1.25 billion mortgage loan. Accordingly, we realized net proceeds of $111,984,000 from the sale after transaction costs. Since we retained a controlling financial interest in 1633 Broadway and continue to consolidate the financial position and results of operations into our consolidated financial statements, the sale of the 10.0% interest was accounted for as an equity transaction.

Discontinued Operations

During the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represented a strategic shift in our operations and met the criteria of discontinued operations, under ASC Topic 205, Presentation of Financial Statements. Accordingly, we have reclassified the assets and liabilities and the results of operations of our Washington, D.C. segment as discontinued operations for all periods presented.

1899 Pennsylvania Avenue

On December 24, 2020, we completed the sale of 1899 Pennsylvania Avenue, a 191,000 square foot trophy office building located in Washington, D.C., for $103,000,000. We realized net proceeds of $89,206,000 from the sale after transaction costs and recognized a loss of $12,766,000, which is included as a component of “(loss) income from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2020.

Liberty Place

On September 26, 2019, we sold Liberty Place, a 172,000 square foot office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000, which is included as a component of “(loss) income from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2019.

425 Eye Street

On September 27, 2018, we sold 425 Eye Street, a 373,000 square foot Class A office building in Washington, D.C., for $157,000,000. In connection therewith, we recognized a gain of $1,009,000, which is included as a component of “(loss) income from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2018.

2099 Pennsylvania Avenue

On August 9, 2018, we sold 2099 Pennsylvania Avenue, a 209,000 square foot Class A office building in Washington, D.C., for $219,000,000. In connection therewith, we recognized a gain of $35,836,000, which is included as a component of “(loss) income from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth the details of the assets and liabilities, results of operations and the details of the cash flows related to discontinued operations as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheet: (1)	December 31, 2019
Real estate, net	$94,251
Deferred rent receivable	4,206
Deferred charges, net	804
Intangible assets, net	5,575
Assets related to discontinued operations	$104,836

(Amounts in thousands)	For the Year Ended December 31,
Income Statements: (2)	2020	2019	2018
Revenues:
Rental revenue	$13,967	$24,969	$50,157
Other income	276	457	1,133
Total revenues	14,243	25,426	51,290
Expenses:
Operating	5,853	10,134	19,381
Depreciation and amortization	690	8,243	17,357
Total expenses	6,543	18,377	36,738
Other income (expense):
Interest and other income, net	-	-	181
Real estate impairment loss	-	(42,000)	(46,000)
Income (loss) before gain or loss on sale of real estate	7,700	(34,951)	(31,267)
(Loss) gain on sale of real estate (3)	(12,766)	1,140	36,845
(Loss) income before income taxes	(5,066)	(33,811)	5,578
Income tax expense	(9)	-	-
(Loss) income from discontinued operations, net	$(5,075)	$(33,811)	$5,578

	For the Year Ended December 31,
Statements of Cash Flows: (2)	2020	2019	2018
Cash provided by operating activities	$5,522	$15,949	$25,416

Cash provided by investing activities
Proceeds from sale of real estate (4)	$89,206	$150,307	$349,013
Additions to real estate	-	(1,514)	(4,003)
Total cash provided by investing activities	$89,206	$148,793	$345,010

Cash used in financing activities	$(96,896)	$(162,294)	$(370,626)

Additional Cash Flow Information:
Depreciation and amortization	$690	$8,243	$17,357

(1)	Represents assets of 1899 Pennsylvania Avenue.
(2)

Represents revenues, expenses, net income, and cash flow information of 1899 Pennsylvania Avenue in the year ended December 31, 2020, 1899 Pennsylvania Avenue and Liberty Place in the year ended December 31, 2019 and 1899 Pennsylvania Avenue, Liberty Place, 425 Eye Street and 2099 Pennsylvania Avenue in the year ended December 31, 2018.

(3)	Represents the loss on sale of 1899 Pennsylvania Avenue in 2020, gain on sale of Liberty Place in 2019, and gain on sale of 425 Eye Street and 2099 Pennsylvania Avenue in 2018.
(4)	Represents the proceeds from the sale of 1899 Pennsylvania Avenue in 2020, Liberty Place in 2019, and 425 Eye Street and 2099 Pennsylvania Avenue in 2018.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2020	2019
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	192,306	219,593
55 Second Street (2)	44.1%	92,298	95,384
111 Sutter Street	49.0%	37,818	41,519
60 Wall Street (2)	5.0%	19,164	19,777
One Steuart Lane (2)	35.0% (3)	67,505	69,536
Oder-Center, Germany (2)	9.5%	3,633	3,371
Investments in unconsolidated joint ventures		$412,724	$449,180

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2020	2019	2018
712 Fifth Avenue (1)	$687	$1,849	$3,901
Market Center (4)	(11,315)	(744)	-
55 Second Street (2)(5)	(2,723)	(826)	-
111 Sutter Street (6)	(3,172)	(4,394)	-
60 Wall Street (2)	(70)	(551)	(518)
One Steuart Lane (2)	(2,043)	(118)	(18)
Oder-Center, Germany (2)	17	78	103
(Loss) income from unconsolidated joint ventures	$(18,619)	$(4,706)	$3,468

(1)

As of December 31, 2020, our basis in the partnership that owns 712 Fifth Avenue, was negative $22,345 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of December 31, 2020, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center, Germany is greater than our share of equity in these investments by $489, $2,665, $970, $4,819, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into “(loss) income from unconsolidated joint ventures” over the estimated useful life of the related assets.

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

(Amounts in thousands)	As of December 31,
Balance Sheets:	2020	2019
Real estate, net	$2,674,858	$2,581,738
Cash and cash equivalents and restricted cash	120,149	75,071
Intangible assets, net	110,307	172,041
Other assets	45,761	36,218
Total assets	$2,951,075	$2,865,068

Notes and mortgages payable, net	$1,801,084	$1,648,403
Intangible liabilities, net	26,772	38,377
Other liabilities	87,575	65,759
Total liabilities	1,915,431	1,752,539
Equity	1,035,644	1,112,529
Total liabilities and equity	$2,951,075	$2,865,068

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2020	2019	2018
Revenues:
Rental revenue	$243,713	$164,316	$140,653
Other income	2,828	2,108	6,827
Total revenues	246,541	166,424	147,480
Expenses:
Operating	109,114	68,491	53,417
Depreciation and amortization	117,640	68,318	48,452
Total expenses	226,754	136,809	101,869
Other (expense) income:
Interest and other (loss) income, net	(36)	663	803
Interest and debt expense	(58,239)	(51,113)	(39,406)
Net (loss) income before income taxes	(38,488)	(20,835)	7,008
Income tax expense	(47)	(16)	(10)
Net (loss) income	$(38,535)	$(20,851)	$6,998

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. Fund VIII’s investment period ended in April 2020. As of December 31, 2020, Fund X has invested $78,791,000 of the $192,000,000 of capital committed. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively.

We are also the general partner and investment manager of Paramount Group Real Estate Fund VII, LP (“Fund VII”) and its parallel fund, Paramount Group Real Estate Fund VII-H, LP (“Fund VII-H”), our Property Funds. On January 25, 2019, Fund VII and Fund VII-H sold their only remaining asset, 0 Bond Street, a 65,000 square foot creative office building in the NoHo submarket of Manhattan.

The following tables summarize our investments in these unconsolidated real estate funds as of the dates thereof and the income or loss recognized for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2020	2019
Our Share of Investments:
Alternative Investment Funds	$12,878	$10,284
Property Funds	39	33
Investments in unconsolidated real estate funds	$12,917	$10,317

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Our Share of Net Income (Loss):
Net investment income	$626	$539	$291
Net realized loss	(2)	(54)	-
Net unrealized loss	(352)	(828)	(560)
Income (loss) from unconsolidated real estate funds	$272	$(343)	$(269)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2020	2019
Intangible assets:
Gross amount	$436,851	$466,099
Accumulated amortization	(283,332)	(262,930)
	$153,519	$203,169
Intangible liabilities:
Gross amount	$163,977	$174,670
Accumulated amortization	(107,981)	(100,881)
	$55,996	$73,789

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Amortization of above and below-market leases, net (component of "rental revenue")	$4,775	$11,097	$14,652
Amortization of acquired in-place leases (component of "depreciation and amortization")	$36,628	$46,917	$54,208

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2021.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2021	$3,567	$26,375
2022	1,629	21,878
2023	5,056	17,811
2024	5,994	14,342
2025	4,633	10,435

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt

The following table summarizes our consolidated outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2020	2020	2019
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	1.99%	350,000	350,000
			2.61%	850,000	850,000

31 West 52nd Street	May-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	244,434	234,643

Total notes and mortgages payable			3.32%	3,819,434	3,809,643
Less: unamortized deferred financing costs				(18,695)	(25,792)
Total notes and mortgages payable, net				$3,800,739	$3,783,851

$1.0 Billion Revolving Credit Facility	Jan-2022 (2)	L + 115 bps	n/a	$-	$36,918

(1)	Our ownership interest in 1633 Broadway, One Market Plaza and 300 Mission Street is 90.0%, 49.0% and 31.1%, respectively.
(2)	The $1.0 billion revolving credit facility matures on January 10, 2022 and has two six-month extension options.

The following table summarizes our principal repayments required for the next five years and thereafter in connection with our consolidated notes and mortgages payable and revolving credit facility as of December 31, 2020.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2021	$850,000	$850,000	$-
2022	-	-	-
2023	244,434	244,434	-
2024	975,000	975,000	-
2025	-	-	-
Thereafter	1,750,000	1,750,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

9.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the years ended December 31, 2020, 2019 and 2018, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (1)	$(16,141)	$206	$(129)
Amounts reclassified from accumulated other comprehensive loss increasing loss from unconsolidated joint ventures (1)	2,247	-	-
Amount of (loss) income related to the cash flow hedges recognized in other comprehensive (loss) income (2)	-	(23,147)	9,203
Amount reclassified from accumulated other comprehensive loss decreasing interest and debt expense (2)	-	(4,922)	(1,930)
Amount reclassified to loss on early extinguishment of debt (3)	-	11,258	-

(1)	Represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.
(2)

Represents amounts related to interest rate swaps with an aggregate notional amount of $1.0 billion and forward starting interest rate swaps with an aggregate notional amount of $400,000 that were designated as cash flow hedges. These hedges were terminated in November 2019 in connection with the refinancing of the related asset.

(3)	Represents costs incurred in connection with the settlement of interest rate swap liabilities upon the refinancing of 1633 Broadway in November 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of December 31, 2020 was $437,161,000, and represents the equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2019, noncontrolling interests in consolidated joint ventures was $360,778,000, and represented equity interests held by third parties in One Market Plaza and 300 Mission Street.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of December 31, 2020 and 2019, the noncontrolling interest in our consolidated real estate fund aggregated $79,017,000 and $72,396,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2020 and 2019, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $346,379,000 and $412,058,000, respectively, and a redemption value of $187,640,000 and $344,638,000, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.3% of, the Operating Partnership as of December 31, 2020. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2020 and 2019, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2020	2019
Real estate, net	$3,470,766	$1,685,391
Cash and cash equivalents and restricted cash	134,647	69,828
Investments in unconsolidated joint ventures	67,505	69,535
Accounts and other receivables	6,871	2,140
Deferred rent receivable	192,401	57,338
Deferred charges, net	55,156	24,030
Intangible assets, net	76,545	29,872
Other assets	21,496	21,132
Total VIE assets	$4,025,387	$1,959,266

Notes and mortgages payable, net	$2,457,272	$1,205,324
Accounts payable and accrued expenses	51,590	35,252
Intangible liabilities, net	33,566	19,841
Other liabilities	4,486	13,047
Total VIE liabilities	$2,546,914	$1,273,464

Unconsolidated VIEs

As of December 31, 2020, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2020	2019
Investments	$12,917	$10,317
Asset management fees and other receivables	561	37,563	(1)
Maximum risk of loss	$13,478	$47,880

(1)	Includes a $36,918 note receivable from Fund X that was repaid on March 27, 2020. See Note 20, Related Parties.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$17,178	$17,178	$-	$-
Total assets	$17,178	$17,178	$-	$-

	As of December 31, 2019
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,639	$21,639	$-	$-
Total assets	$21,639	$21,639	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,819,434	$3,871,644	$3,809,643	$3,848,266
Revolving credit facility	-	-	36,918	36,919
Total liabilities	$3,819,434	$3,871,644	$3,846,561	$3,885,185

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Leases

The following table sets forth the details of our rental revenue.

	For the Year Ended December 31,
(Amounts in thousands)	2020		2019	2018
Rental revenue:
Fixed	$627,352	(1)	$647,345	$626,745
Variable	51,663		62,163	50,393
Total rental revenue	$679,015		$709,508	$677,138

(1)	Includes (i) $33,205 of non-cash write-offs, primarily for straight-line rent receivables and (ii) $2,051 of reserves for uncollectible accounts receivable in the year ended December 31, 2020.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2020, for each of the five succeeding years commencing January 1, 2021.

(Amounts in thousands)
2021	$638,723
2022	631,503
2023	606,371
2024	579,138
2025	519,018
Thereafter	2,367,495
Total	$5,342,248

14.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Fee income:
Asset management	$14,266	$10,442	$7,912
Property management	9,242	6,852	6,163
Acquisition, disposition and leasing	2,629	3,435	3,160
Other	1,933	2,015	1,394
Total fee income	28,070	22,744	18,629
Other income (1)	7,152	11,502	11,904
Total fee and other income	$35,222	$34,246	$30,533

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Property	Asset	Disposition
(Amounts in thousands)	Total	Management	Management	and Leasing	Other
Accounts and other receivables:
Balance as of December 31, 2019	$2,413	$752	$1,653	$-	$8
Balance as of December 31, 2020	5,179	793	1,949	2,259	178
Increase	$2,766	$41	$296	$2,259	$170

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Interest income, net	$2,054	$5,484	$5,203
Mark-to-market of investments in our deferred compensation plans (1)	2,436	3,906	(922)
Preferred equity investment income (2)	-	454	3,655
Total interest and other income, net	$4,490	$9,844	$7,936

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)	The preferred equity investment was redeemed on March 1, 2019.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019		2018
Interest expense	$134,931	$137,356		$136,630
Amortization of deferred financing costs	9,277	19,323	(1)	11,023
Total interest and debt expense	$144,208	$156,679		$147,653

(1)	Includes $8,215 of expense from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Incentive Compensation

Stock-Based Compensation

Our 2014 Equity Incentive Plan (the “Plan”), provides for grants of equity incentive awards to our executive officers, non-employee directors, eligible employees and other key persons in order to attract, motivate and retain the talent for which we compete. Under the Plan, awards may be granted up to a maximum of 17,142,857 shares, if all awards granted are “full value awards,” as defined, and up to 34,285,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards such as restricted stock or long-term incentive plan LTIP units of our Operating Partnership (“LTIP units”) that do not require the payment of an exercise price. “Not full value awards” are awards such as Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”), stock options or stock appreciation rights that require the payment of an exercise price. As of December 31, 2020, we have 7,001,002 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
LTIP units	$10,463	$11,860	$9,059
Performance-based units	7,499	8,477	7,645
Restricted stock	1,217	1,228	988
Stock options	60	1,295	1,954
Total stock-based compensation expense	$19,239	$22,860	$19,646

LTIP Units

We grant our executive officers, non-employee directors and other employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. The LTIP units granted in the years ended December 31, 2020, 2019 and 2018 had grant date fair values of $10,940,000, $13,091,000 and $10,145,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2020, there was $12,970,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes our LTIP unit activity for the year ended December 31, 2020.

	Units	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	1,571,464	$13.30
Granted	931,855	11.74
Vested	(778,510)	13.51
Cancelled or expired	-	-
Unvested as of December 31, 2020	1,724,809	$12.36

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LTIP units granted under the Performance Programs in the years ended December 31, 2020, 2019 and 2018 had grant date fair values of $7,488,000, $8,106,000 and $7,009,000, respectively, and are being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2020, there was $8,999,000 of total unrecognized compensation cost related to unvested LTIP units granted under the Performance Programs, which is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes our LTIP unit activity granted under the Performance Programs for the year ended December 31, 2020.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2019	3,595,834	$6.54
Granted	1,068,693	7.01
Earned and Vested	(216,005)	9.71
Cancelled or expired	(667,730)	9.71
Unvested as of December 31, 2020	3,780,792	$5.93

2016 Performance-Based Awards Program (“2016 Performance Program”)

The three-year performance measurement period with respect to our 2016 Performance Program ended on December 31, 2019. On January 17, 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that (i) the performance goals were not met on an absolute TSR basis and (ii) the performance goals met the 30th percentile of the performance of the SNL U.S. Office REIT Index constituents on a relative basis. Accordingly, of the 1,085,244 LTIP units that were granted under the 2016 Performance Program, 216,005 LTIP units, or approximately 19.9% of the total units granted, were earned. Of the LTIP units that were earned, 107,996 LTIP units vested immediately on January 17, 2020 and the remaining 108,009 LTIP units vested on December 31, 2020. This award had a grant date fair value of $10,520,000 that was amortized into expense over the four-year vesting period through December 31, 2020 using a graded vesting distribution method.

2019 Performance-Based Awards Program (“2019 Performance Program”)

On January 17, 2020, the Compensation Committee approved the 2019 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2019 Performance Program, participants may earn awards in the form of LTIP units based on our TSR over a three-year performance measurement period beginning on January 1, 2020 and continuing through December 31, 2022. Specifically, 50.0% of the awards would be earned based on the rank of our TSR relative to the TSR of our Central Business District focused New York City office peers, comprised of Vornado Realty Trust, SL Green Realty Corp., Empire State Realty Trust and Columbia Property Trust, and the remaining 50.0% of the awards would be earned based on the percentile rank of our TSR relative to performance of the SNL U.S. Office REIT Index constituents. Furthermore, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2019 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Additionally, if the designated performance objectives are achieved, awards earned under the 2019 Performance Program are subject to vesting based on continued employment with us through December 31, 2023, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2023. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2019 Performance Program on the date of the grant was $7,488,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to a non-employee director and certain other employees which vest over four years. The shares of restricted stock granted in the years ended December 31, 2020, 2019 and 2018 had grant date fair values of $1,209,000, $1,238,000 and $1,335,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2020, there was $1,696,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. The table below summarizes our restricted stock activity for the year ended December 31, 2020.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2019	168,470	$14.27
Granted	92,424	13.08
Vested	(75,895)	14.71
Cancelled or expired	(16,291)	14.09
Unvested as of December 31, 2020	168,708	$13.44

Stock Options

We did not grant any stock options in the years ended December 31, 2020, 2019 and 2018. Stock options granted in prior years to certain of our executive officers and other employees vest over periods ranging from three to five years and expire 10 years from the date of grant. In the year ended December 31, 2020, we have recognized the remaining $60,000 of compensation cost related to unvested stock options.

The following table summarizes our stock option activity for the year ended December 31, 2020.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	2,084,943	$17.07
Granted	-	-
Exercised	-	-
Cancelled or expired	(52,450)	17.50
Outstanding as of December 31, 2020	2,032,493	$17.06	4.7	$-
Options vested and expected to vest as of December 31, 2020	2,032,493	$17.06	4.7	$-
Options exercisable as of December 31, 2020	2,032,493	$17.06	4.7	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Numerator:
Continuing Operations:
Net (loss) income from continuing operations attributable to common stockholders	$(20,063)	$(6,418)	$4,079
Earnings allocated to unvested participating securities	(44)	(27)	(18)
Numerator for net (loss) income from continuing operations per common share - basic and diluted	(20,107)	(6,445)	4,061
Discontinued Operations:
Net (loss) income from discontinued operations attributable to common stockholders	(4,641)	(30,481)	5,068
Earnings allocated to unvested participating securities	(22)	(44)	(61)
Numerator for net (loss) income from discontinued operations per common share - basic and diluted	(4,663)	(30,525)	5,007
Numerator for net (loss) income per common share - basic and diluted	$(24,770)	$(36,970)	$9,068

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	222,436	231,538	239,527
Effect of dilutive stock-based compensation plans (1)	-	-	29
Denominator for diluted (loss) income per common share - weighted average shares	222,436	231,538	239,556

(Loss) income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.09)	$(0.03)	$0.02
Discontinued operations, net	(0.02)	(0.13)	0.02
Net (loss) income per common share - basic and diluted	$(0.11)	$(0.16)	$0.04

(1)

The effect of dilutive securities for the years ended December 31, 2020, 2019 and 2018 excludes 23,540, 27,191 and 27,510 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Summary of Quarterly Results (unaudited)

The following table summarizes our quarterly results of operations for the years ended December 31, 2020 and 2019. The computation of basic and diluted per common share amounts for each quarter is based on the weighted average shares outstanding for that period and accordingly the sum of the quarters may not necessarily be equal to the full year basic and diluted net income per common share.

		Net (Loss) Income
(Amounts in thousands,		Attributable to the	(Loss) Income per Common Share
except per share amounts)	Revenues	Common Stockholders	Basic	Diluted
2020
December 31	$182,358	$(14,824)	$(0.07)	$(0.07)
September 30	176,775	(6,958)	(0.03)	(0.03)
June 30	171,118	(6,270)	(0.03)	(0.03)
March 31	183,986	3,348	0.01	0.01

2019
December 31	$186,769	$(50,145)	$(0.22)	$(0.22)
September 30	191,253	7,082	0.03	0.03
June 30	181,343	2,455	0.01	0.01
March 31	184,389	3,709	0.02	0.02

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $1,227,000, $842,000 and $838,000 for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2020, amounts owed to us under these agreements aggregated $34,000, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $22,986,000, $17,466,000 and $15,231,000, for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with these agreements. As of December 31, 2020 and 2019, amounts owed to us under these agreements aggregated $5,011,000 and $2,734,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting GMBH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these funds or their feeder vehicles, including certain incremental costs incurred by HTC as a result of the engagement, plus, a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $512,000, $796,000 and $240,000 for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with this agreement, which are included as a component of “transaction related costs” on our consolidated statements of income. As of December 31, 2020 and 2019, we owed $123,000 and $38,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. During the years ended December 31, 2020, 2019 and 2018, we recognized $362,000, $360,000 and $366,000, respectively, for our share of rental income pursuant to this lease.

Due from Affiliates

At December 31, 2019, we had a $36,918,000 note receivable from Fund X that bore interest at LIBOR plus 220 basis points and was included as “due from affiliates” on our consolidated balance sheet. On March 27, 2020, the $36,918,000 note receivable was repaid, together with $349,000 of accrued interest.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to, among other things, develop company-wide standard branding guidelines. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the year ended December 31, 2020, we recognized $187,000 of expenses in connection with this agreement. There were no amounts owed to Kramer Design under this agreement as of December 31, 2020.

Kramer Design has also entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. For the year ended December 31, 2020 and 2019, we recognized expense of $29,000 and $325,000, respectively, for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2020, we believe we are in compliance with all of our covenants.

718 Fifth Avenue - Put Right

Prior to the formation transactions, an affiliate of our predecessor owned a 25.0% interest in 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue in New York (based on its 50.0% interest in a joint venture that held a 50.0% tenancy-in-common interest in the property). Prior to the completion of the formation transactions, this interest was sold to its partner in the 718 Fifth Avenue joint venture, who is also our joint venture partner in 712 Fifth Avenue, New York, New York. In connection with this sale, we granted our joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by our joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property by our joint venture partner, we will own a 25.0% interest in 718 Fifth Avenue based on current ownership interests.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $47,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$700,410	$454,071	$234,893	$11,446
Property-related operating expenses	(273,440)	(194,648)	(68,924)	(9,868)
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
NOI (1)	$475,601	$270,963	$204,861	$(223)

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$746,436	$482,648	$238,808	$24,980
Property-related operating expenses	(274,836)	(191,211)	(69,815)	(13,810)
NOI from unconsolidated joint ventures	22,409	13,151	9,065	193
NOI (1)	$494,009	$304,588	$178,058	$11,363

	For the Year Ended December 31, 2018
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$740,332	$468,013	$222,071	$50,248
Property-related operating expenses	(274,078)	(188,008)	(60,043)	(26,027)
NOI from unconsolidated joint ventures	20,730	20,395	-	335
NOI (1)	$486,984	$300,400	$162,028	$24,556

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
NOI	$475,601	$494,009	$486,984
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	28,070	22,744	18,629
Depreciation and amortization expense	(235,200)	(240,104)	(240,868)
General and administrative expenses	(64,917)	(68,556)	(57,563)
NOI from unconsolidated joint ventures	(48,631)	(22,409)	(20,730)
(Loss) income from unconsolidated joint ventures	(18,619)	(4,706)	3,468
Interest and other income, net	4,490	9,844	7,936
Interest and debt expense	(144,208)	(156,679)	(147,653)
Loss on early extinguishment of debt	-	(11,989)	-
Adjustments related to discontinued operations (including impairments and gain or loss on sale of real estate)	(8,390)	(15,292)	(31,909)
Other, net	(824)	(2,342)	(1,740)
(Loss) income from continuing operations, before income taxes	(12,628)	4,520	16,554
Income tax expense	(1,493)	(312)	(3,139)
(Loss) income from continuing operations, net	(14,121)	4,208	13,415
(Loss) income from discontinued operations, net	(5,075)	(33,811)	5,578
Net (loss) income	(19,196)	(29,603)	18,993
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(9,257)	(11,022)	(8,182)
Consolidated real estate fund	1,450	(313)	(720)
Operating Partnership	2,299	4,039	(944)
Net (loss) income attributable to common stockholders	$(24,704)	$(36,899)	$9,147

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
December 31, 2020	$8,554,097	$5,388,596	$2,698,983	$466,518
December 31, 2019	8,734,135	5,439,929	2,708,463	585,743
December 31, 2018	8,755,978	5,583,022	2,388,094	784,862

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2020, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included  herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 10, 2021, expressed an unqualified opinion on those financial statements and financial statement schedules.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 10, 2021

ITEM 9B.	OTHER INFORMATION

On February 9, 2021, our Board of Directors approved the Fourth Amended and Restated Bylaws of Paramount Group, Inc. (the “Bylaws”), which amended the existing exclusive forum provision in our Bylaws (the “Amendment”). The Amendment more narrowly tailored the types of actions or proceedings covered by our existing exclusive forum provision, including by excluding derivative actions arising under federal securities laws and actions brought by or on behalf of a stockholder against us or any of our directors, officers or employees that fall outside of specifically listed actions generally relating to the internal affairs. The Amendment also added a federal forum provision pursuant to which, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

The foregoing description of the Amendment to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (which is scheduled to be held on May 13, 2021), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this report:
1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

		Pages in this Annual Report on Form 10-K

i	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	122
ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2020, 2019 and 2018	123

(b) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 125 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B		COLUMN C	COLUMN D	COLUMN E
Additions
	Balance at		Charged	Uncollectible	Balance
	Beginning		Against	Accounts	at End
(Amounts in thousands)	of Year		Operations	Written-off	of Year
For the Year Ended December 31, 2020
Allowance for doubtful accounts	$-		$-	$-	$-
Allowance for preferred equity investments	-		-	-	-
Total valuation allowance	$-		$-	$-	$-

For the Year Ended December 31, 2019
Allowance for doubtful accounts	$-	(1)	$-	$-	$-
Allowance for preferred equity investments	-		-	-	-
Total valuation allowance	$-		$-	$-	$-

For the Year Ended December 31, 2018
Allowance for doubtful accounts	$277		$324	$(8)	$593	(1)
Allowance for preferred equity investments	19,588		-	(19,588)	-
Total valuation allowance	$19,865		$324	$(19,596)	$593

(1)

Represents allowance for tenant receivables arising from operating leases. The allowance was written-off on January 1, 2019 upon the adoption of ASU 2016-02, an update to ASC Topic 842, Leases, which requires companies to account for impairment of receivables as reduction to “rental income” if the collectability of these receivables is not probable.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
Description	Encumbrances	Land	Building and improvements	Land	Building and improvements	Land	Building and improvements	Total (1)	and amortization	Date of construction	Date acquired	statement is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$151,358	$502,846	$1,549,699	$2,052,545	$(258,683)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	850,000	406,039	1,051,697	-	101,642	406,039	1,153,339	1,559,378	(199,657)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	62,997	221,318	667,991	889,309	(107,164)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	61,785	174,688	432,338	607,026	(68,822)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	28,335	103,741	324,366	428,107	(56,831)	1983	11/2014	5 to 40 Years
Total New York	2,600,000	1,408,632	3,721,616	-	406,117	1,408,632	4,127,733	5,536,365	(691,157)

One Market Plaza	975,000	288,743	988,014	-	95,035	288,743	1,083,049	1,371,792	(187,570)	1976	11/2014	5 to 40 Years
300 Mission Street	244,434	141,097	343,819	-	40,887	141,097	384,706	525,803	(36,360)	1968	07/2017	5 to 40 Years
One Front Street	-	127,765	376,919	-	15,046	127,765	391,965	519,730	(47,411)	1979	12/2016	5 to 40 Years
Total San Francisco	1,219,434	557,605	1,708,752	-	150,968	557,605	1,859,720	2,417,325	(271,341)

Other	-	-	-	-	9,625	-	9,625	9,625	(4,199)		11/2014	5 to 40 Years

Total	$3,819,434	$1,966,237	$5,430,368	$-	$566,710	$1,966,237	$5,997,078	$7,963,315	$(966,697)

(1)	The basis of the Company’s assets for tax purposes is approximately $2.4 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Real Estate:
Beginning balance	$7,889,885	$7,793,784	$7,653,276
Acquisitions	-	-	-
Additions during the year:
Land	-	-	-
Buildings and improvements	82,571	104,408	144,666
Assets sold and written-off	(9,141)	(8,307)	(4,158)
Ending balance	$7,963,315	$7,889,885	$7,793,784

Accumulated Depreciation:
Beginning balance	$790,216	$617,974	$445,328
Additions charged to expense	185,622	180,549	176,804
Accumulated depreciation related to assets sold and written-off	(9,141)	(8,307)	(4,158)
Ending balance	$966,697	$790,216	$617,974

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Second Articles of Amendment and Restatement of Paramount Group, Inc., effective May 17, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on May 20, 2019.

3.2*	Fourth Amended and Restated Bylaws of Paramount Group, Inc., effective as of February 9, 2021.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

4.2*	Description of Securities of the Registrant.

10.1*	Second Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of October 26, 2020.

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

10.5

Amended and Restated Waiver of Ownership Limits granted to The Otto Family by Paramount Group, Inc., incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the SEC on February 12, 2020.

10.6

Form of Indemnification Agreement between Paramount Group, Inc. and each of its Directors and Executive Officers, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.7

Amended and Restated Credit Agreement dated as of January 10, 2018, among Paramount Group Operating Partnership L.P., and Paramount Group Inc., and certain subsidiaries of Paramount Group Inc. from time to time party thereto, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent and the financial institutions party thereto as L/C Issuers and Swing Line Lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed with the SEC on January 16, 2018.

10.8†	2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K filed with the SEC on March 19, 2015.

10.9†

The Paramount Group 2005 Nonqualified Deferred Compensation Plan, incorporated by reference to Exhibit 10.44 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

10.10†

Amended and Restated Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of January 1, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on January 5, 2018.

10.11†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Wilbur Paes, effective February 4, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.12†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Peter Brindley, effective February 4, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.13†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: February 10, 2021	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
		(Wilbur Paes)	(duly authorized officer and principal financial officer)

Date: February 10, 2021	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
		(Ermelinda Berberi)	(duly authorized officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 10, 2021
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer	February 10, 2021
	(Wilbur Paes)	(Principal Financial Officer)

By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer	February 10, 2021
	(Ermelinda Berberi)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 10, 2021
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 10, 2021
(Martin Bussmann)

By:	/s/ Colin Dyer	Director	February 10, 2021
(Colin Dyer)

By:	/s/ Karin Klein	Director	February 10, 2021
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 10, 2021
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 10, 2021
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 10, 2021
(Mark Patterson)

By:	/s/ Greg Wright	Director	February 10, 2021
(Greg Wright)