Form 10-Q
period 2021-03-31
Paramount Group, Inc.
filed 2021-04-28
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

As of April 15, 2021, there were 218,950,596 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2021	December 31, 2020
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,013,345	5,997,078
	7,979,582	7,963,315
Accumulated depreciation and amortization	(1,012,213)	(966,697)
Real estate, net	6,967,369	6,996,618
Cash and cash equivalents	464,652	434,530
Restricted cash	23,588	30,794
Investments in unconsolidated joint ventures	411,790	412,724
Investments in unconsolidated real estate funds	12,961	12,917
Accounts and other receivables	12,653	17,502
Deferred rent receivable	337,523	330,239
Deferred charges, net of accumulated amortization of $58,818 and $56,612	111,730	116,278
Intangible assets, net of accumulated amortization of $251,569 and $283,332	144,161	153,519
Other assets	85,521	48,976
Total assets (1)	$8,571,948	$8,554,097

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $16,902 and $18,695	$3,814,962	$3,800,739
Revolving credit facility	-	-
Accounts payable and accrued expenses	117,260	101,901
Dividends and distributions payable	16,889	16,796
Intangible liabilities, net of accumulated amortization of $109,233 and $107,981	53,004	55,996
Other liabilities	63,898	62,931
Total liabilities (1)	4,066,013	4,038,363
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 218,950,596 and 218,817,337 shares in 2021 and 2020, respectively	2,189	2,188
Additional paid-in-capital	4,111,144	4,120,173
Earnings less than distributions	(476,051)	(456,393)
Accumulated other comprehensive loss	(8,809)	(12,791)
Paramount Group, Inc. equity	3,628,473	3,653,177
Noncontrolling interests in:
Consolidated joint ventures	438,937	437,161
Consolidated real estate fund	79,114	79,017
Operating Partnership (21,694,009 and 20,756,618 units outstanding)	359,411	346,379
Total equity	4,505,935	4,515,734
Total liabilities and equity	$8,571,948	$8,554,097

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.0% as of March 31, 2021. As of March 31, 2021, the Operating Partnership includes $4,058,855 and $2,574,276 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Revenues:
Rental revenue	$173,146	$175,425
Fee and other income	8,020	8,561
Total revenues	181,166	183,986
Expenses:
Operating	66,618	67,014
Depreciation and amortization	58,305	58,427
General and administrative	14,364	12,249
Transaction related costs	281	203
Total expenses	139,568	137,893
Other income (expense):
Loss from unconsolidated joint ventures	(5,316)	(4,221)
Income from unconsolidated real estate funds	180	52
Interest and other income (loss), net	1,302	(996)
Interest and debt expense	(34,739)	(36,619)
Income from continuing operations, before income taxes	3,025	4,309
Income tax expense	(1,141)	(604)
Income from continuing operations, net	1,884	3,705
Income from discontinued operations, net	-	1,521
Net income	1,884	5,226
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,728)	(1,514)
Consolidated real estate fund	(85)	(23)
Operating Partnership	351	(341)
Net (loss) income attributable to common stockholders	$(3,578)	$3,348

(Loss) Income per Common Share - Basic
(Loss) income from continuing operations, net	$(0.02)	$0.01
Income from discontinued operations, net	-	0.00
Net (loss) income per common share	$(0.02)	$0.01
Weighted average common shares outstanding	218,666,005	227,769,213

(Loss) Income per Common Share - Diluted
(Loss) income from continuing operations, net	$(0.02)	$0.01
Income from discontinued operations, net	-	0.00
Net (loss) income per common share	$(0.02)	$0.01
Weighted average common shares outstanding	218,666,005	227,805,176

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net income	$1,884	$5,226
Other comprehensive income (loss):
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	4,384	(14,661)
Comprehensive income (loss)	6,268	(9,435)
Less comprehensive income (loss) attributable to noncontrolling interests in:
Consolidated joint ventures	(5,728)	(1,514)
Consolidated real estate fund	(97)	(25)
Operating Partnership	(41)	1,015
Comprehensive income (loss) attributable to common stockholders	$402	$(9,959)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(3,578)	-	5,728	85	(351)	1,884
Common shares issued under Omnibus share plan, net of shares withheld for taxes	133	1	-	(201)	-	-	-	-	(200)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,562)	(16,889)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(4,625)	-	-	(4,625)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	3,982	-	12	390	4,384
Amortization of equity awards	-	-	307	-	-	-	-	5,219	5,526
Reallocation of noncontrolling interest	-	-	(9,336)	-	-	-	-	9,336	-
Other	-	-	-	(552)	-	552	-	-	-
Balance as of March 31, 2021	218,950	$2,189	$4,111,144	$(476,051)	$(8,809)	$438,937	$79,114	$359,411	$4,505,935

Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net income	-	-	-	3,348	-	1,514	23	341	5,226
Common shares issued upon redemption of common units	5,126	51	85,260	-	-	-	-	(85,311)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	49	3	-	(312)	-	-	-	-	(309)
Repurchases of common shares	(10,857)	(109)	(99,891)	-	-	-	-	-	(100,000)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,246)	-	-	-	(2,096)	(24,342)
Contributions from noncontrolling interests	-	-	-	-	-	-	8,055	-	8,055
Distributions to noncontrolling interests	-	-	-	-	-	(3,172)	-	-	(3,172)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(13,307)	-	2	(1,356)	(14,661)
Amortization of equity awards	-	-	398	-	-	-	-	5,035	5,433
Reallocation of noncontrolling interest	-	-	(16,664)	-	-	-	-	16,664	-
Balance as of March 31, 2020	221,750	$2,219	$4,102,287	$(368,767)	$(13,478)	$359,120	$80,476	$345,335	$4,507,192

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Cash Flows from Operating Activities:
Net income	$1,884	$5,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,305	59,117
Straight-lining of rental revenue	(7,282)	(10,611)
Amortization of stock-based compensation expense	5,486	5,397
Loss from unconsolidated joint ventures	5,316	4,221
Amortization of deferred financing costs	2,319	2,318
Distributions of earnings from unconsolidated real estate funds	137	189
Distributions of earnings from unconsolidated joint ventures	-	935
Realized and unrealized (gains) losses on marketable securities	(858)	2,199
Amortization of above and below-market leases, net	(855)	(1,508)
Income from unconsolidated real estate funds	(180)	(52)
Other non-cash adjustments	735	36
Changes in operating assets and liabilities:
Accounts and other receivables	4,850	1,405
Deferred charges	(159)	(4,389)
Other assets	(29,311)	(28,083)
Accounts payable and accrued expenses	16,997	(7,019)
Other liabilities	946	(2,421)
Net cash provided by operating activities	58,330	26,960

Cash Flows from Investing Activities:
Additions to real estate	(19,339)	(30,460)
Purchases of marketable securities	(9,562)	(8,187)
Sales of marketable securities	2,557	4,780
Repayment of amounts due from affiliates	-	36,918
Contributions of capital to unconsolidated real estate funds	-	(2,936)
Net cash (used in) provided by investing activities	(26,344)	115

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(15,317)	$(22,743)
Proceeds from notes and mortgages payable	12,430	3,073
Distributions to noncontrolling interests	(4,625)	(3,172)
Distributions paid to common unitholders	(1,479)	(2,512)
Contributions from noncontrolling interests	121	8,055
Repurchase of shares related to stock compensation agreements and related tax withholdings	(200)	(309)
Borrowings under revolving credit facility	-	163,082
Repurchases of common shares	-	(97,013)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in unconsolidated real estate fund	-	(8,771)
Net cash (used in) provided by financing activities	(9,070)	39,690

Net increase in cash and cash equivalents and restricted cash	22,916	66,765
Cash and cash equivalents and restricted cash at beginning of period	465,324	331,487
Cash and cash equivalents and restricted cash at end of period	$488,240	$398,252

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$434,530	$306,215
Restricted cash at beginning of period	30,794	25,272
Cash and cash equivalents and restricted cash at beginning of period	$465,324	$331,487

Cash and cash equivalents at end of period	$464,652	$377,689
Restricted cash at end of period	23,588	20,563
Cash and cash equivalents and restricted cash at end of period	$488,240	$398,252

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$32,401	$34,565
Cash payments for income taxes, net of refunds	24	575

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	16,889	24,342
Additions to real estate included in accounts payable and accrued expenses	6,223	14,878
Write-off of fully amortized and/or depreciated assets	2,142	3,794
Common shares issued upon redemption of common units	-	85,311

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. As of March 31, 2021, our portfolio consisted of 13 Class A properties aggregating 12.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of March 31, 2021.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. As a result, several of our tenants have sought deferrals and/or short-term relief of their rental obligations. Based on our evaluation of such requests, we have entered into agreements with select tenants to abate and/or defer a portion of their rental obligations. We have closely monitored our rent collections and have evaluated and continue to evaluate additional tenant requests on a case-by-case basis.

Since the onset of the pandemic we implemented several measures aimed at ensuring a healthy and safe environment for all building occupants, including our tenants and employees. While our buildings have remained open throughout the pandemic, the majority of our tenants have had their employees work remotely. In December 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19, with a third one approved in February 2021. The ongoing mass distribution of COVID-19 vaccines has improved as the government executes on its mandate to ensure that the maximum number of people are vaccinated. Notwithstanding these vaccination efforts, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements as of that date, but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results for the full year.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, an update to ASC Topic 740, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by (i) eliminating certain exceptions within ASC Topic 740 and (ii) clarifying and amending the existing guidance to enable consistent application of ASC Topic 740.  ASU 2019-12 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2020, with early adoption permitted. We adopted the provisions of ASU 2019-12 on January 1, 2021. This adoption did not have an impact on our consolidated financial statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. ASU 2020-10 codifies the disclosure guidance of all codifications which provide entities with an option to either present information on the face or disclose it in the notes to the financial statements. ASU 2020-10 also clarifies application of various provisions in the codifications where the guidance may have been unclear. ASU 2020-10 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2020, with early adoption permitted. We adopted the provisions of ASU 2020-10 on January 1, 2021. This adoption did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Discontinued Operations

Over the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represented a strategic shift in our operations and met the criteria for classifying our Washington, D.C. segment as “discontinued operations,” in accordance with ASC Topic 205, Presentation of Financial Statements. Accordingly, effective March 31, 2020, we had reclassified the results of operations of our Washington, D.C. segment as discontinued operations.

The tables below set forth the details of the results of operations and the details of the cash flows related to discontinued operations for the three months ended March 31, 2020.

For the Three
(Amounts in thousands)	Months Ended
Income Statement: (1)	March 31, 2020
Revenues:
Rental revenue	$3,563
Other income	99
Total revenues	3,662
Expenses:
Operating	1,451
Depreciation and amortization	690
Total expenses	2,141
Income from discontinued operations, net	$1,521

For the Three
(Amounts in thousands)	Months Ended
Statement of Cash Flows: (1)	March 31, 2020
Cash used in operating activities	$(2,448)

Additional Cash Flow information:
Depreciation and amortization	$690

(1)	Represents revenues, expenses, net income and cash flow information of 1899 Pennsylvania Avenue, which was sold on December 24, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2021	December 31, 2020
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	192,391	192,306
55 Second Street (2)	44.1%	91,676	92,298
111 Sutter Street	49.0%	37,329	37,818
60 Wall Street (2)	5.0%	19,180	19,164
One Steuart Lane (2)	35.0% (3)	67,422	67,505
Oder-Center, Germany (2)	9.5%	3,792	3,633
Investments in unconsolidated joint ventures		$411,790	$412,724

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net (Loss) Income:	2021	2020
712 Fifth Avenue (1)	$-	$-
Market Center	(4,130)	(2,854)
55 Second Street (2)	(622)	(684)
111 Sutter Street	(490)	(610)
60 Wall Street (2)	17	(82)
One Steuart Lane (2)	(93)	(1)
Oder-Center, Germany (2)	2	10
Loss from unconsolidated joint ventures	$(5,316)	$(4,221)

(1)

As of March 31, 2021, our basis in the partnership that owns 712 Fifth Avenue was negative $22,922 resulting from distributions made to us in excess of our share of earnings recognized. Accordingly, we no longer recognize our proportionate share of earnings from the venture because we have no further obligation to fund additional capital to the venture. Instead, we only recognize earnings to the extent we receive cash distributions from the venture.

(2)

As of March 31, 2021, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $487, $2,652, $970 and $5,007, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into income or loss from the unconsolidated joint ventures to which they relate, over the estimated useful life of the related assets.

(3)	Represents our consolidated Residential Development Fund’s economic interest in One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2021	December 31, 2020
Real estate, net	$2,690,006	$2,674,858
Cash and cash equivalents and restricted cash	139,944	120,149
Intangible assets, net	96,775	110,307
Other assets	46,747	45,761
Total assets	$2,973,472	$2,951,075

Notes and mortgages payable, net	$1,834,074	$1,801,084
Intangible liabilities, net	24,608	26,772
Other liabilities	82,503	87,575
Total liabilities	1,941,185	1,915,431
Equity	1,032,287	1,035,644
Total liabilities and equity	$2,973,472	$2,951,075

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2021	2020
Revenues:
Rental revenue	$56,528	$62,447
Other income	757	747
Total revenues	57,285	63,194
Expenses:
Operating	25,110	25,940
Depreciation and amortization	27,453	30,182
Total expenses	52,563	56,122
Other income (expense):
Interest and other (loss) income, net	(33)	77
Interest and debt expense	(13,740)	(15,909)
Net loss before income taxes	(9,051)	(8,760)
Income tax expense	(16)	(39)
Net loss	$(9,067)	$(8,799)

5.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of March 31, 2021, Fund X has invested $78,791,000 of the $192,000,000 of capital committed. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of March 31, 2021.

At March 31, 2021 and December 31, 2020, our share of the investments in the above mentioned unconsolidated real estate funds aggregated $12,961,000 and $12,917,000, respectively, and we recognized $180,000 and $52,000 for our share of income in the three months ended March 31, 2021 and 2020, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2021	December 31, 2020
Intangible assets:
Gross amount	$395,730	$436,851
Accumulated amortization	(251,569)	(283,332)
	$144,161	$153,519
Intangible liabilities:
Gross amount	$162,237	$163,977
Accumulated amortization	(109,233)	(107,981)
	$53,004	$55,996

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Amortization of above and below-market leases, net (component of "rental revenue")	$855	$1,543
Amortization of acquired in-place leases (component of "depreciation and amortization")	7,219	9,492

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2022.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2022	$1,612	$21,754
2023	5,039	17,687
2024	5,978	14,231
2025	4,633	10,434
2026	2,759	7,878

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2021	March 31, 2021	December 31, 2020
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas (2)
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	1.93%	350,000	350,000
			2.59%	850,000	850,000

31 West 52nd Street	June-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	256,864	244,434

Total notes and mortgages payable			3.32%	3,831,864	3,819,434
Less: unamortized deferred financing costs				(16,902)	(18,695)
Total notes and mortgages payable, net				$3,814,962	$3,800,739

$1.0 Billion Revolving Credit Facility	Jan-2022 (3)	L + 115 bps	n/a	$-	$-

(1)	Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)	We are currently exploring various alternatives to refinance this debt.
(3)	The $1.0 billion revolving credit facility matures on January 10, 2022 and has two six-month extension options.

8.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the three months ended March 31, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (1)	$3,422	$(14,568)
Amounts reclassified from accumulated other comprehensive loss increasing (decreasing) loss from unconsolidated joint ventures (1)	962	(93)

(1)	Represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of March 31, 2021 and December 31, 2020, noncontrolling interests in our consolidated joint ventures aggregated $438,937,000 and $437,161,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of March 31, 2021 and December 31, 2020, the noncontrolling interest in our consolidated real estate fund aggregated $79,114,000 and $79,017,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2021 and December 31, 2020, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $359,411,000 and $346,379,000, respectively, and a redemption value of $219,760,000 and $187,640,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of March 31, 2021. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2021 and December 31, 2020, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2021	December 31, 2020
Real estate, net	$3,458,220	$3,470,766
Cash and cash equivalents and restricted cash	169,743	134,647
Investments in unconsolidated joint ventures	67,423	67,505
Accounts and other receivables	5,979	6,871
Deferred rent receivable	199,186	192,401
Deferred charges, net	53,717	55,156
Intangible assets, net	72,594	76,545
Other assets	31,993	21,496
Total VIE assets	$4,058,855	$4,025,387

Notes and mortgages payable, net	$2,470,209	$2,457,272
Accounts payable and accrued expenses	67,233	51,590
Intangible liabilities, net	31,933	33,566
Other liabilities	4,901	4,486
Total VIE liabilities	$2,574,276	$2,546,914

Unconsolidated VIEs

As of March 31, 2021, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2021	December 31, 2020
Investments	$12,961	$12,917
Asset management fees and other receivables	393	561
Maximum risk of loss	$13,354	$13,478

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$25,041	$25,041	$-	$-
Total assets	$25,041	$25,041	$-	$-

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$17,178	$17,178	$-	$-
Total assets	$17,178	$17,178	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,831,864	$3,879,042	$3,819,434	$3,871,644
Revolving credit facility	-	-	-	-
Total liabilities	$3,831,864	$3,879,042	$3,819,434	$3,871,644

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Leases

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases, which generally have terms ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

The following table sets forth the details of our rental revenue.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Rental revenue:
Fixed	$160,629	$160,676
Variable	12,517	14,749
Total rental revenue	$173,146	$175,425

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of March 31, 2021, for the nine-month period from April 1, 2021 through December 31, 2021 and each of the five succeeding years commencing January 1, 2022.

(Amounts in thousands)
2021	$484,013
2022	625,476
2023	594,085
2024	566,940
2025	509,519
2026	414,600
Thereafter	1,927,623
Total	$5,122,256

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Fee income:
Asset management	$3,486	$3,521
Property management	2,196	2,450
Other	988	359
Total fee income	6,670	6,330
Other income (1)	1,350	2,231
Total fee and other income	$8,020	$8,561

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

15.	Interest and Other Income (Loss), net

The following table sets forth the details of interest and other income (loss), net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Interest income, net	$390	$988
Mark-to-market of investments in our deferred compensation plans (1)	912	(1,984)
Total interest and other income (loss), net	$1,302	$(996)

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Interest expense	$32,420	$34,301
Amortization of deferred financing costs	2,319	2,318
Total interest and debt expense	$34,739	$36,619

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Incentive Compensation

Stock-Based Compensation

Our 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. In the three months ended March 31, 2021 and 2020, we recognized stock-based compensation expense of $5,486,000 and $5,397,000, respectively, related to  awards granted in prior periods, including the 2020 equity grants (“2020 Equity Grants”) described below.

2020 Equity Grants

2020 Performance-Based Awards Program (“2020 Performance Program”)

On January 11, 2021, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2020 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2020 Performance Program, participants may earn awards in the form of LTIP units based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2021 and continuing through December 31, 2023. Specifically, 50.0% of the awards would be earned based on the rank of our TSR relative to the TSR of our Central Business District focused New York City office peers, comprised of Vornado Realty Trust, SL Green Realty Corp., Empire State Realty Trust and Columbia Property Trust, and the remaining 50.0% of the awards would be earned based on the percentile rank of our TSR relative to performance of the SNL U.S. Office REIT Index constituents. Furthermore, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2020 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Additionally, if the designated performance objectives are achieved, awards earned under the 2020 Performance Program are subject to vesting based on continued employment with us through December 31, 2024, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2024. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2020 Performance Program on the date of the grant was $7,303,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

Time-Based Unit Awards Program (“LTIP and AOLTIP Units”)

On January 11, 2021, we granted an aggregate of 579,520 LTIP units and 2,171,875 AOLTIP units to our executive officers and employees that will vest over a period of three to four years. LTIP units are similar to common units of our Operating Partnership in that they are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. AOLTIP units are similar to stock options in that it permits the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the AOLTIP units were granted and can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The fair value of LTIP units and AOLTIP units on the date of grant were $4,598,000 and $4,344,000, respectively, and these awards are being amortized into expense on a straight-line basis over the vesting period.

Restricted Stock

On January 11, 2021, we granted an aggregate of 166,686 shares of restricted stock to our employees that will vest over a period of four years. The fair value of the shares of restricted stock on the date of grant was $1,439,000, which is being amortized into expense on a straight-line basis over the vesting period.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completion of the 2017 Performance-Based Awards Program (“2017 Performance Program”)

On January 11, 2021, the Compensation Committee determined that the performance goals set forth in the 2017 Performance Program were not satisfied during the performance measurement period, which ended on December 31, 2020. Accordingly, all of the 1,382,807 LTIP units that were granted on February 5, 2018, were forfeited, with no awards being earned. These awards had a grant date fair value of $7,009,000 and a remaining unrecognized compensation cost of $618,000 as of March 31, 2021, which will be amortized over a weighted-average period of 0.8 years.

18.	Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended
	March 31,
(Amounts in thousands, except per share amounts)	2021	2020
Numerator:
Continuing Operations:
Net (loss) income from continuing operations attributable to common stockholders	$(3,578)	$1,968
Earnings allocated to unvested participating securities	(19)	(11)
Numerator for (loss) income from continuing operations per common share - basic and diluted	(3,597)	1,957
Discontinued Operations:
Net income from discontinued operations attributable to common stockholders	-	1,380
Earnings allocated to unvested participating securities	-	(7)
Numerator for income from discontinued operations per common share - basic and diluted	-	1,373
Numerator for (loss) income per common share - basic and diluted	$(3,597)	$3,330

Denominator:
Denominator for basic (loss) income per common share - weighted average shares	218,666	227,769
Effect of dilutive stock-based compensation plans (1)	-	36
Denominator for diluted (loss) income per common share - weighted average shares	218,666	227,805

(Loss) Income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.02)	$0.01
Discontinued operations, net	-	0.00
(Loss) income per common share - basic and diluted	$(0.02)	$0.01

(1)	The effect of dilutive securities excludes 23,609 and 25,485 weighted average share equivalents for the three months ended March 31, 2021 and 2020, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $517,000 and $448,000 for the three months ended March 31, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2021, there were no amounts owed to us under these agreements and as of December 31, 2020, amounts owed to us under these agreements aggregated $34,000, which is included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $5,586,000 and $5,313,000 for the three months ended March 31, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $4,591,000 and $5,011,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these funds or their feeder vehicles, including certain incremental costs incurred by HTC as a result of the engagement, plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President.  We incurred expenses of $122,000 and $139,000 for the three months ended March 31, 2021 and 2020, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of March 31, 2021 and December 31, 2020, we owed $245,000 and $123,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended March 31, 2021 and 2020 for our share of rental income pursuant to this lease.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $48,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	Segments

Our reportable segments are separated by region, based on the two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$174,496	$111,837	$63,472	$(813)
Property-related operating expenses	(66,618)	(49,024)	(16,938)	(656)
NOI from unconsolidated joint ventures	10,326	2,821	7,537	(32)
NOI (1)	$118,204	$65,634	$54,071	$(1,501)

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$181,318	$121,577	$56,667	$3,074
Property-related operating expenses	(68,465)	(49,029)	(16,919)	(2,517)
NOI from unconsolidated joint ventures	13,392	2,944	10,382	66
NOI (1)	$126,245	$75,492	$50,130	$623

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

(2)	NOI for the three months ended March 31, 2020 includes NOI from discontinued operations. See Note 3, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
NOI	$118,204	$126,245
Add (subtract) adjustments to arrive to net income:
Fee income	6,670	6,330
Depreciation and amortization expense	(58,305)	(58,427)
General and administrative expenses	(14,364)	(12,249)
NOI from unconsolidated joint ventures	(10,326)	(13,392)
Loss from unconsolidated joint ventures	(5,316)	(4,221)
Interest and other income (loss), net	1,302	(996)
Interest and debt expense	(34,739)	(36,619)
Adjustments related to discontinued operations	-	(2,211)
Other, net	(101)	(151)
Income from continuing operations, before income taxes	3,025	4,309
Income tax expense	(1,141)	(604)
Income from continuing operations, net	1,884	3,705
Income from discontinued operations, net	-	1,521
Net income	1,884	5,226
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,728)	(1,514)
Consolidated real estate fund	(85)	(23)
Operating Partnership	351	(341)
Net (loss) income attributable to common stockholders	$(3,578)	$3,348

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2021	$8,571,948	$5,384,807	$2,725,495	$461,646
December 31, 2020	8,554,097	5,388,596	2,698,983	466,518

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•	the negative impact of the coronavirus 2019 (“COVID-19”) global pandemic on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
•	unfavorable market and economic conditions in the United States, including New York City and San Francisco, and globally;
•	risks associated with our high concentrations of our properties in New York City and San Francisco;
•	risks associated with ownership of real estate;
•	decreased rental rates or increased vacancy rates;
•	the risk we may lose a major tenant;
•	trends in the office real estate industry including telecommuting, flexible work schedules, open workplaces and teleconferencing;
•	limited ability to dispose of assets because of the relative illiquidity of real estate investments;
•	intense competition in the real estate market that may limit our ability to acquire attractive investment opportunities and increase the costs of those opportunities;
•	insufficient amounts of insurance;
•	uncertainties and risks related to adverse weather conditions, natural disasters and climate change;
•	risks associated with actual or threatened terrorist attacks;
•	exposure to liability relating to environmental and health and safety matters;
•	high costs associated with compliance with the Americans with Disabilities Act;
•	failure of acquisitions to yield anticipated results;
•	risks associated with real estate activity through our joint ventures and private equity real estate funds;
•	general volatility of the capital and credit markets and the market price of our common stock;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	risks associated with security breaches through cyber attacks or cyber intrusions and other significant disruptions of our information technology (“IT”) networks and related systems;
•	risks associated with our substantial indebtedness;
•	failure to refinance current or future indebtedness on favorable terms, or at all;

•	failure to meet the restrictive covenants and requirements in our existing debt agreements;
•	fluctuations in interest rates and increased costs to refinance or issue new debt;
•	risks associated with variable rate debt, derivatives or hedging activity;
•	risks associated with the market for our common stock;
•	regulatory changes, including changes to tax laws and regulations;
•	failure to qualify as a real estate investment trust (“REIT”);
•	compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2020, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

There are no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.0%, of the Operating Partnership as of March 31, 2021.

COVID-19 Update

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 has caused, and continues to cause, severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. As a result, several of our tenants have sought deferrals and/or short-term relief of their rental obligations. Based on our evaluation of such requests, we have entered into agreements with select tenants to abate and/or defer a portion of their rental obligations. We have closely monitored our rent collections and have evaluated and continue to evaluate additional tenant requests on a case-by-case basis.

Since the onset of the pandemic we implemented several measures aimed at ensuring a healthy and safe environment for all building occupants, including our tenants and employees. While our buildings have remained open throughout the pandemic, the majority of our tenants have had their employees work remotely. In December 2020, the U.S. Food and Drug Administration issued emergency use authorizations of two vaccines for the prevention of COVID-19, with a third one approved in February 2021. The ongoing mass distribution of COVID-19 vaccines has improved as the government executes on its mandate to ensure that the maximum number of people are vaccinated. Notwithstanding these vaccination efforts, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the three months ended March 31, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended March 31, 2021

In the three months ended March 31, 2021, we leased 188,641 square feet, including 155,956 square feet that was leased to the Gershwin Theatre at 1633 Broadway for a 20-year term. This leasing activity, offset by lease expirations in the three months (comprised primarily of the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas), decreased leased occupancy and same store leased occupancy (properties owned by us during both reporting periods in a similar manner) by 660 basis points to 88.6% at March 31, 2021 from 95.2% at December 31, 2020. Excluding the theatre lease, 32,685 square feet was leased in the three months, of which our share was 19,655 square feet that was leased at a weighted average initial rent of $76.08 per square foot. Of the 32,685 square feet leased, 18,211 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 8.6% on a cash basis and 15.9% on a GAAP basis. The decreases in rental rates on the 18,211 square feet of second generation space were driven by a short-term (18 month) above-market 13,914 square foot lease renewal. Excluding the theatre lease, the weighted average lease term for leases signed during the three months ended March 31, 2021 was 3.9 years and weighted average tenant improvements and leasing commissions on these leases were $4.17 per square foot per annum, or 5.5% of initial rent.

New York

In the three months ended March 31, 2021, we leased 155,956 square feet in our New York portfolio to the Gershwin Theatre at 1633 Broadway for a 20-year term. This leasing activity, offset by the lease expirations in the three months (comprised primarily of the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas), decreased leased occupancy and same store leased occupancy by 780 basis points to 87.3% at March 31, 2021 from 95.1% at December 31, 2020.

San Francisco

In the three months ended March 31, 2021, we leased 32,685 square feet in our San Francisco portfolio, of which our share was 19,655 square feet that was leased at a weighted average initial rent of $76.08 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 370 basis points to 92.0% at March 31, 2021 from 95.7% at December 31, 2020. Of the 32,685 square feet leased in the three months, 18,211 square feet represented our share of second generation space for which rental rates decreased by 8.6% on a cash basis and 15.9% on a GAAP basis. The decreases in rental rates on the 18,211 square feet of second generation space were driven by a short-term (18 month) above-market 13,914 square foot lease renewal. The weighted average lease term for leases signed during the three months was 3.9 years and weighted average tenant improvements and leasing commissions on these leases were $4.17 per square foot per annum, or 5.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2021	Total		New York		San Francisco
Total square feet leased	188,641		155,956	(1)	32,685
Pro rata share of total square feet leased:	19,655		-		19,655
Initial rent (2)	$76.08		$-		$76.08
Weighted average lease term (in years)	3.9		-		3.9

Tenant improvements and leasing commissions:
Per square foot	$16.29		$-		$16.29
Per square foot per annum	$4.17		$-		$4.17
Percentage of initial rent	5.5%		-%		5.5%

Rent concessions:
Average free rent period (in months)	2.0		-		2.0
Average free rent period per annum (in months)	0.5		-		0.5

Second generation space: (3)
Square feet	18,211		-		18,211
Cash basis:
Initial rent (2)	$75.69		$-		$75.69
Prior escalated rent (4)	$82.82		$-		$82.82
Percentage decrease	(8.6%)	(5)	-%		(8.6%)	(5)
GAAP basis:
Straight-line rent	$80.22		$-		$80.22
Prior straight-line rent	$95.44		$-		$95.44
Percentage decrease	(15.9%)	(5)	-%		(15.9%)	(5)

(1)	Represents the square feet that was leased to the Gershwin Theatre at 1633 Broadway for a 20-year term.
(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(5)	Driven by a short-term (18 month) above-market 13,914 square foot lease renewal.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total		New York		San Francisco
As of March 31, 2021	88.6%	(2)	87.3%	(2)	92.0%
As of December 31, 2020	95.2%		95.1%		95.7%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

(2)	Primarily due to the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.

Financial Results - Three Months Ended March 31, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $3,578,000, or $0.02 per diluted share, for the three months ended March 31, 2021, compared to net income attributable to stockholders of $3,348,000, or $0.01 per diluted share, for the three months ended March 31, 2020.

Funds from Operations (“FFO”) attributable to common stockholders was $50,874,000, or $0.23 per diluted share, for the three months ended March 31, 2021, compared to $61,586,000, or $0.27 per diluted share, for the three months ended March 31, 2020. The decrease in FFO attributable to common stockholders for the three months ended March 31, 2021 was driven largely by a decrease in earnings of $7,690,000, or $0.04 per diluted share, as a result of the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas. FFO attributable to common stockholders for the three months ended March 31, 2021 and 2020 also includes the impact of non-core items, which are listed in the table on page 46. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2021 and 2020 by $302,000 and $77,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 46, was $50,572,000, or $0.23 per diluted share, for the three months ended March 31, 2021, compared to $61,509,000, or $0.27 per diluted share, for the three months ended March 31, 2020. The decrease in Core FFO attributable to common stockholders for the three months ended March 31, 2021 was driven largely by a decrease in earnings of $7,690,000, or $0.04 per dilute share, as a result of the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2021 versus March 31, 2020.

	Total		New York		San Francisco
Same Store NOI	(7.5%)	(1)	(12.1%)	(1)	2.3%
Same Store Cash NOI	(2.6%)	(1)	(7.0%)	(1)	7.8%

(1)	Primarily due to the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.

See pages 42-46 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2021 and 2020

The following pages summarize our consolidated results of operations for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$173,146	$175,425	$(2,279)
Fee and other income	8,020	8,561	(541)
Total revenues	181,166	183,986	(2,820)
Expenses:
Operating	66,618	67,014	(396)
Depreciation and amortization	58,305	58,427	(122)
General and administrative	14,364	12,249	2,115
Transaction related costs	281	203	78
Total expenses	139,568	137,893	1,675
Other income (expense):
Loss from unconsolidated joint ventures	(5,316)	(4,221)	(1,095)
Income from unconsolidated real estate funds	180	52	128
Interest and other income (loss), net	1,302	(996)	2,298
Interest and debt expense	(34,739)	(36,619)	1,880
Income from continuing operations, before income taxes	3,025	4,309	(1,284)
Income tax expense	(1,141)	(604)	(537)
Income from continuing operations, net	1,884	3,705	(1,821)
Income from discontinued operations, net	-	1,521	(1,521)
Net income	1,884	5,226	(3,342)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,728)	(1,514)	(4,214)
Consolidated real estate fund	(85)	(23)	(62)
Operating Partnership	351	(341)	692
Net (loss) income attributable to common stockholders	$(3,578)	$3,348	$(6,926)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $181,166,000 for the three months ended March 31, 2021, compared to $183,986,000 for the three months ended March 31, 2020, a decrease of $2,820,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(971)	$(8,634)	(1)	$7,663	(2)	$-
Other, net	(1,308)	(698)		(393)		(217)
(Decrease) increase in rental revenue	$(2,279)	$(9,332)		$7,270		$(217)

Fee and other income
Fee income
Asset management	$(35)	$-		$-		$(35)
Property management	(254)	-		-		(254)
Acquisition, disposition and leasing	-	-		-		-
Other	629	-		-		629
Increase in fee income	340	-		-		340
Other income
Same store operations	(881)	(408)		(465)		(8)
Decrease in other income	(881)	(408)		(465)		(8)
(Decrease) increase in fee and other income	$(541)	$(408)		$(465)		$332

Total (decrease) increase in revenues	$(2,820)	$(9,740)		$6,805		$115

(1)	Primarily due to a decrease in occupancy caused by the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.
(2)	Primarily due to an increase in occupancy at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $139,568,000 for the three months ended March 31, 2021, compared to $137,893,000 for the three months ended March 31, 2020, an increase of $1,675,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York	San Francisco	Other
Operating
Same store operations	$14	$(5)	$19	$-
Other, net	(410)	-	-	(410)
(Decrease) increase in operating	$(396)	$(5)	$19	$(410)

Depreciation and amortization
Operations	$(122)	$(735)	$725	$(112)
(Decrease) increase in depreciation and amortization	$(122)	$(735)	$725	$(112)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$2,896	$-	$-	$2,896	(1)
Operations	(781)	-	-	(781)
Increase in general and administrative	$2,115	$-	$-	$2,115

Increase in transaction related costs	$78	$-	$-	$78

Total increase (decrease) in expenses	$1,675	$(740)	$744	$1,671

(1)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income (loss), net”.

Loss from Unconsolidated Joint Ventures

In the three months ended March 31, 2021, we recognized $5,316,000 of loss from unconsolidated joint ventures compared to $4,221,000 of loss in the three months ended March 31, 2020, an increase in loss of $1,095,000. This increase in loss resulted from:

(Amounts in thousands)
Market Center	$(1,276)	(1)
Other, net	181
Total increase in loss	$(1,095)

(1)	Primarily due to a decrease in occupancy.

Income from Unconsolidated Real Estate Funds

In the three months ended March 31, 2021, we recognized $180,000 of net income from unconsolidated real estate funds compared to $52,000 of net income in the three months ended March 31, 2020, an increase in income of $128,000. This increase was primarily due to unrealized losses on investments in the prior year’s three months.

Interest and Other Income (Loss), net

Interest and other income was $1,302,000 for the three months ended March 31, 2021, compared to a loss of $996,000 for the three months ended March 31, 2020, an increase in income of $2,298,000. This increase in income resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is entirely offset by an increase in "general and administrative")	$2,896
Lower yields on investments	(796)
Other, net	198
Total increase in income	$2,298

Interest and Debt Expense

Interest and debt expense was $34,739,000 for the three months ended March 31, 2021, compared to $36,619,000 for the three months ended March 31, 2020, a decrease in expense of $1,880,000. This decrease in expense resulted primarily from lower average LIBOR rates on variable rate debt in the current year’s three months compared to prior year’s three months.

Income Tax Expense

Income tax expense was $1,141,000 for the three months ended March 31, 2021, compared to $604,000 for the three months ended March 31, 2020, an increase in expense of $537,000. This increase in expense resulted primarily from higher taxable income on our taxable REIT subsidiaries in the current year’s three months.

Income from Discontinued Operations

Income from discontinued operations was $1,521,000 for the three months ended March 31, 2020 and represented income from 1899 Pennsylvania Avenue in Washington, D.C., which was sold in December 2020.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,728,000 for the three months ended March 31, 2021, compared to $1,514,000 for the three months ended March 31, 2020, an increase in income of $4,214,000. This increase in income resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($2,237 of income in 2021, compared to loss of $1,084 in 2020)	$3,321	(1)
Higher income attributable to One Market Plaza ($3,277 in 2021, compared to $2,598 in 2020)	679
Other	214
Total increase in income attributable to noncontrolling interests	$4,214

(1)Primarily due to an increase in occupancy.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $85,000 for the three months ended March 31, 2021, compared to $23,000 for the three months ended March 31, 2020, an increase in income allocated to noncontrolling interest of $62,000.

Net (Loss) Income Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $351,000 for the three months ended March 31, 2021, compared $341,000 of net income for the three months ended March 31, 2020, a decrease in income attributable to noncontrolling interests of $692,000. This decrease resulted from lower net income subject to allocation to the unitholders of the Operating Partnership for the three months ended March 31, 2021.

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

As of March 31, 2021, we had $1.49 billion of liquidity comprised of $464,652,000 of cash and cash equivalents, $23,588,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of March 31, 2021, our outstanding consolidated debt aggregated $3.83 billion. We had no amounts outstanding under our revolving credit facility. In November 2021, the $850,000,000 mortgage loan at 1301 Avenue of the Americas is scheduled to mature. We are currently exploring various alternatives to refinance this debt. We may refinance this debt or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On March 15, 2021, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the first quarter ended March 31, 2021, which was paid on April 15, 2021 to stockholders of record as of the close of business on March 31, 2021. This dividend policy, if continued, would require us to pay out approximately $16,900,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2021, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness, of which our share was $609,249,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the three months ended March 31, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $48,700,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $488,240,000 and $465,324,000 as of March 31, 2021 and December 31, 2020, respectively, and $398,252,000 and $331,487,000 as of March 31, 2020 and December 31, 2019, respectively. Cash and cash equivalents and restricted cash increased by $22,916,000 and $66,765,000 for the three months ended March 31, 2021 and 2020, respectively. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$58,330	$26,960
Investing activities	(26,344)	115
Financing activities	(9,070)	39,690

Operating Activities

Three months ended March 31, 2021 – We generated $58,330,000 of cash from operating activities for the three months ended March 31, 2021, primarily from (i) $64,870,000 of net income (before $62,986,000 of non-cash adjustments) and (ii) $137,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $6,677,000 of net changes in operating assets and liabilities. Non-cash adjustments of $62,986,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

Three months ended March 31, 2020 – We generated $26,960,000 of cash from operating activities for the three months ended March 31, 2020, primarily from (i) $66,343,000 of net income (before $61,117,000 of non-cash adjustments) and (ii) $1,124,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $40,507,000 of net changes in operating assets and liabilities. Non-cash adjustments of $61,117,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

Investing Activities

Three months ended March 31, 2021 – We used $26,344,000 of cash for investing activities for the three months ended March 31, 2021, primarily due to (i) $19,339,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $7,005,000 for the net purchases of marketable securities (which are held in our deferred compensation plan).

Three months ended March 31, 2020 – We generated $115,000 of cash from investing activities for the three months ended March 31, 2020, primarily from (i) $36,918,000 repayment of amounts due from affiliates, partially offset by (ii) $30,460,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $3,407,000 for the net purchases of marketable securities (which are held in our deferred compensation plan), and (iv) $2,936,000 of contributions to our unconsolidated real estate funds.

Financing Activities

Three months ended March 31, 2021 – We used $9,070,000 of cash for financing activities for the three months ended March 31, 2021, primarily for (i) $16,796,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $4,625,000 for distributions to noncontrolling interests and (iii) $200,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (iv) $12,430,000 of proceeds from notes and mortgages payable and (v) $121,000 of contributions from noncontrolling interests.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income (loss) to NOI and Cash NOI for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$1,884	$2,273	$10,920	$(11,309)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,305	39,284	18,052	969
General and administrative	14,364	-	-	14,364
Interest and debt expense	34,739	21,259	12,353	1,127
Income tax expense	1,141	-	4	1,137
NOI from unconsolidated joint ventures	10,326	2,821	7,537	(32)
Loss (income) from unconsolidated joint ventures	5,316	(17)	5,242	91
Fee income	(6,670)	-	-	(6,670)
Interest and other (income) loss, net	(1,302)	14	(37)	(1,279)
Other, net	101	-	-	101
NOI	118,204	65,634	54,071	(1,501)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(22,725)	(2,593)	(20,132)	-
Consolidated real estate fund	85	-	-	85
Paramount's share of NOI	$95,564	$63,041	$33,939	$(1,416)

NOI	$118,204	$65,634	$54,071	$(1,501)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(8,102)	(1,795)	(6,397)	90
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,803)	267	(2,070)	-
Cash NOI	108,299	64,106	45,604	(1,411)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,941)	(2,485)	(16,456)	-
Consolidated real estate fund	85	-	-	85
Paramount's share of Cash NOI	$89,443	$61,621	$29,148	$(1,326)

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$5,226	$9,715	$5,905	$(10,394)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,427	40,019	17,327	1,081
General and administrative	12,249	-	-	12,249
Interest and debt expense	36,619	22,732	12,562	1,325
Income tax expense (benefit)	604	-	(7)	611
NOI from unconsolidated joint ventures	13,392	2,944	10,382	66
Loss (income) from unconsolidated joint ventures	4,221	82	4,148	(9)
Fee income	(6,330)	-	-	(6,330)
Interest and other loss (income), net	996	-	(187)	1,183
Adjustments related to discontinued operations	690	-	-	690
Other, net	151	-	-	151
NOI	126,245	75,492	50,130	623
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,691)	-	(15,691)	-
Consolidated real estate fund	3	-	-	3
Paramount's share of NOI	$110,557	$75,492	$34,439	$626

NOI	$126,245	$75,492	$50,130	$623
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,804)	(6,410)	(5,475)	81
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,832)	388	(3,220)	-
Adjustments related to discontinued operations	119	-	-	119
Cash NOI	111,728	69,470	41,435	823
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,202)	-	(13,202)	-
Consolidated real estate fund	3	-	-	3
Paramount's share of Cash NOI	$98,529	$69,470	$28,233	$826

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2021 and 2020. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2021 (1)	$95,564	$63,041		$33,939	$(1,416)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	3,240	545		1,279	1,416
Paramount's share of Same Store NOI for the three
months ended March 31, 2021	$98,804	$63,586		$35,218	$-

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2020 (1)	$110,557	$75,492		$34,439	$626
Dispositions / Discontinued Operations	(5,274)	(3,063)	(2)	-	(2,211)	(3)
Other, net	1,502	(76)		(7)	1,585
Paramount's share of Same Store NOI for the three
months ended March 31, 2020	$106,785	$72,353		$34,432	$-

(Decrease) increase in Same Store NOI	$(7,981)	(4)	$(8,767)	(4)	$786	$-
% (Decrease) increase	(7.5%)	(4)	(12.1%)	(4)	2.3%

(1)	See page 42 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).
(4)	Primarily due to the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2021 (1)	$89,443	$61,621		$29,148	$(1,326)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	3,008	403		1,279	1,326
Paramount's share of Same Store Cash NOI for the three
months ended March 31, 2021	$92,451	$62,024		$30,427	$-

	For the Three Months Ended March 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2020 (1)	$98,529	$69,470		$28,233	$826
Dispositions / Discontinued Operations	(5,024)	(2,694)	(2)	-	(2,330)	(3)
Other, net	1,421	(76)		(7)	1,504
Paramount's share of Same Store Cash NOI for the three
months ended March 31, 2020	$94,926	$66,700		$28,226	$-

(Decrease) increase in Same Store Cash NOI	$(2,475)	(4)	$(4,676)	(4)	$2,201	$-
% (Decrease) increase	(2.6%)	(4)	(7.0%)	(4)	7.8%

(1)	See page 42 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).
(4)	Primarily due to the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas.

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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2021	2020
Reconciliation of net income to FFO and Core FFO:
Net income	$1,884	$5,226
Real estate depreciation and amortization (including our share of unconsolidated
joint ventures)	69,141	70,940
Adjustments related to discontinued operations	-	690
FFO	71,025	76,856
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(15,074)	(8,969)
Consolidated real estate fund	(85)	(23)
Operating Partnership	(4,992)	(6,278)
FFO attributable to common stockholders	$50,874	$61,586
Per diluted share	$0.23	$0.27

FFO	$71,025	$76,856
Non-core items:
Our share of earnings from 712 Fifth Avenue in excess of (or less than) distributions	(577)	(388)
Other, net	246	303
Core FFO	70,694	76,771
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(15,074)	(8,969)
Consolidated real estate fund	(85)	(23)
Operating Partnership	(4,963)	(6,270)
Core FFO attributable to common stockholders	$50,572	$61,509
Per diluted share	$0.23	$0.27

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,666,005	227,769,213
Effect of dilutive securities	50,920	35,963
Denominator for FFO and Core FFO per diluted share	218,716,925	227,805,176

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2021.

Property	Rate	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-		$-	$-	$-	$-	$1,250,000	$1,250,000	$1,249,000
1301 Avenue of the Americas	3.05%	500,000	(1)	-	-	-	-	-	500,000	500,125
31 West 52nd Street	3.80%	-		-	-	-	-	500,000	500,000	518,646
One Market Plaza	4.03%	-		-	-	975,000	-	-	975,000	1,002,632
300 Mission Street	3.65%	-		-	256,864	-	-	-	256,864	260,821
Total Fixed Rate Debt	3.46%	$500,000		$-	$256,864	$975,000	$-	$1,750,000	$3,481,864	$3,531,224

Variable Rate Debt:
1301 Avenue of the Americas	1.93%	$350,000	(1)	$-	$-	$-	$-	$-	$350,000	$347,818
Revolving Credit Facility	n/a	-		-	-	-	-	-	-	-
Total Variable Rate Debt	1.93%	$350,000		$-	$-	$-	$-	$-	$350,000	$347,818

Total Consolidated Debt	3.32%	$850,000		$-	$256,864	$975,000	$-	$1,750,000	$3,831,864	$3,879,042

(1)	This debt matures in November 2021. We are currently exploring various alternatives to refinance this debt.

In addition to the above, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness as of March 31, 2021, of which our share was $609,249,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of March 31, 2021			As of December 31, 2020
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$350,000	1.93%	$3,500	$350,000	1.99%
Fixed rate	2,682,647	3.36%	-	2,678,781	3.36%
	$3,032,647	3.19%	$3,500	$3,028,781	3.20%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$105,444	3.29%	$1,054	$103,880	3.31%
Fixed rate	503,805	3.30%	-	503,767	3.30%
	$609,249	3.30%	$1,054	$607,647	3.30%

Noncontrolling interests' share of above			$(407)
Total change in annual net income			$4,147
Per diluted share			$0.02

On March 5, 2021, the Financial Conduct Authority (“FCA”) confirmed it will cease the publication of the one-week and two-month LIBOR rates after December 31, 2021. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR may become unavailable prior to that point. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, as the preferred alternative to LIBOR. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of March 31, 2021, all of our variable rate debt outstanding is indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended March 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2021	3,887	(1)	$8.89	-	$80,000,000
February 2021	18,640	(1)	9.01	-	80,000,000
March 2021	-		-	-	80,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Fourth Amended and Restated Bylaws of Paramount Group, Inc., effective as of February 9, 2021, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed with the SEC on February 10, 2021.

10.1†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Wilbur Paes, effective February 4, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.2†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Peter Brindley, effective February 4, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.3†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	April 28, 2021	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	April 28, 2021	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)