Form 10-Q
period 2021-06-30
Paramount Group, Inc.
filed 2021-07-27
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

As of July 15, 2021, there were 218,961,000 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2021	December 31, 2020
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,011,239	5,997,078
	7,977,476	7,963,315
Accumulated depreciation and amortization	(1,026,542)	(966,697)
Real estate, net	6,950,934	6,996,618
Cash and cash equivalents	475,289	434,530
Restricted cash	32,552	30,794
Investments in unconsolidated joint ventures	407,564	412,724
Investments in unconsolidated real estate funds	12,979	12,917
Accounts and other receivables	13,366	17,502
Deferred rent receivable	339,874	330,239
Deferred charges, net of accumulated amortization of $62,761 and $56,612	111,275	116,278
Intangible assets, net of accumulated amortization of $245,405 and $283,332	135,764	153,519
Other assets	53,543	48,976
Total assets (1)	$8,533,140	$8,554,097

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $15,105 and $18,695	$3,816,759	$3,800,739
Revolving credit facility	-	-
Accounts payable and accrued expenses	103,895	101,901
Dividends and distributions payable	16,897	16,796
Intangible liabilities, net of accumulated amortization of $106,086 and $107,981	50,392	55,996
Other liabilities	65,074	62,931
Total liabilities (1)	4,053,017	4,038,363
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 218,961,870 and 218,817,337 shares in 2021 and 2020, respectively	2,189	2,188
Additional paid-in-capital	4,113,889	4,120,173
Earnings less than distributions	(507,321)	(456,393)
Accumulated other comprehensive loss	(8,478)	(12,791)
Paramount Group, Inc. equity	3,600,279	3,653,177
Noncontrolling interests in:
Consolidated joint ventures	442,428	437,161
Consolidated real estate fund	79,085	79,017
Operating Partnership (21,799,022 and 20,756,618 units outstanding)	358,331	346,379
Total equity	4,480,123	4,515,734
Total liabilities and equity	$8,533,140	$8,554,097

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.0% as of June 30, 2021. As of June 30, 2021, the Operating Partnership includes $4,053,771 and $2,560,820 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenues:
Rental revenue	$174,628	$163,989	$347,774	$339,414
Fee and other income	7,641	7,129	15,661	15,690
Total revenues	182,269	171,118	363,435	355,104
Expenses:
Operating	64,072	64,313	130,690	131,327
Depreciation and amortization	59,925	58,716	118,230	117,143
General and administrative	18,418	17,901	32,782	30,150
Transaction related costs	135	258	416	461
Total expenses	142,550	141,188	282,118	279,081
Other income (expense):
Loss from unconsolidated joint ventures	(15,717)	(5,955)	(21,033)	(10,176)
Income from unconsolidated real estate funds	148	89	328	141
Interest and other income, net	1,070	2,252	2,372	1,256
Interest and debt expense	(34,914)	(36,009)	(69,653)	(72,628)
Loss from continuing operations, before income taxes	(9,694)	(9,693)	(6,669)	(5,384)
Income tax expense	(434)	(138)	(1,575)	(742)
Loss from continuing operations, net	(10,128)	(9,831)	(8,244)	(6,126)
Income from discontinued operations, net	-	2,147	-	3,668
Net loss	(10,128)	(7,684)	(8,244)	(2,458)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(7,428)	(405)	(13,156)	(1,919)
Consolidated real estate fund	29	1,235	(56)	1,212
Operating Partnership	1,584	584	1,935	243
Net loss attributable to common stockholders	$(15,943)	$(6,270)	$(19,521)	$(2,922)

(Loss) Income per Common Share - Basic
Loss from continuing operations, net	$(0.07)	$(0.04)	$(0.09)	$(0.03)
Income from discontinued operations, net	-	0.01	-	0.02
Net loss per common share	$(0.07)	$(0.03)	$(0.09)	$(0.01)
Weighted average common shares outstanding	218,696,284	221,573,199	218,681,228	224,671,206

(Loss) Income per Common Share - Diluted
Loss from continuing operations, net	$(0.07)	$(0.04)	$(0.09)	$(0.03)
Income from discontinued operations, net	-	0.01	-	0.02
Net loss per common share	$(0.07)	$(0.03)	$(0.09)	$(0.01)
Weighted average common shares outstanding	218,696,284	221,573,199	218,681,228	224,671,206

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Net loss	$(10,128)	$(7,684)	$(8,244)	$(2,458)
Other comprehensive loss:
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	365	(1,696)	4,749	(16,357)
Comprehensive loss	(9,763)	(9,380)	(3,495)	(18,815)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(7,428)	(405)	(13,156)	(1,919)
Consolidated real estate fund	29	1,233	(68)	1,208
Operating Partnership	1,552	729	1,511	1,744
Comprehensive loss attributable to common stockholders	$(15,610)	$(7,823)	$(15,208)	$(17,782)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of March 31, 2021	218,950	$2,189	$4,111,144	$(476,051)	$(8,809)	$438,937	$79,114	$359,411	$4,505,935
Net (loss) income	-	-	-	(15,943)	-	7,428	(29)	(1,584)	(10,128)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	2	-	-	-	-	-	-	-	-
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,570)	(16,897)
Distributions to noncontrolling interests	-	-	-	-	-	(3,937)	-	-	(3,937)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	331	-	-	34	365
Amortization of equity awards	-	-	304	-	-	-	-	4,481	4,785
Reallocation of noncontrolling interest	-	-	2,276	-	-	-	-	(2,276)	-
Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123

Balance as of March 31, 2020	221,750	$2,219	$4,102,287	$(368,767)	$(13,478)	$359,120	$80,476	$345,335	$4,507,192
Net (loss) income	-	-	-	(6,270)	-	405	(1,235)	(584)	(7,684)
Common shares issued under Omnibus share plan, net of shares withheld for taxes	14	-	-	(7)	-	-	-	-	(7)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,176)	-	-	-	(2,116)	(24,292)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	-	-	3,500
Distributions to noncontrolling interests	-	-	-	-	-	(3,185)	-	-	(3,185)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(1,553)	-	2	(145)	(1,696)
Amortization of equity awards	-	-	294	-	-	-	-	3,981	4,275
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(2,269)	-	-	-	-	2,269	-
Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(19,521)	-	13,156	56	(1,935)	(8,244)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	135	1	-	(201)	-	-	-	-	(200)
Dividends and distributions ($0.14 per share and unit)	-	-	-	(30,654)	-	-	-	(3,132)	(33,786)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(8,562)	-	-	(8,562)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	4,313	-	12	424	4,749
Amortization of equity awards	-	-	611	-	-	-	-	9,700	10,311
Reallocation of noncontrolling interest	-	-	(7,060)	-	-	-	-	7,060	-
Other	-	-	-	(552)	-	552	-	-	-
Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123

Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(2,922)	-	1,919	(1,212)	(243)	(2,458)
Common shares issued upon redemption of common units	5,126	51	85,260	-	-	-	-	(85,311)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	63	3	-	(319)	-	-	-	-	(316)
Repurchases of common shares	(10,857)	(109)	(99,891)	-	-	-	-	-	(100,000)
Dividends and distributions ($0.20 per share and unit)	-	-	-	(44,422)	-	-	-	(4,212)	(48,634)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(6,357)	-	-	(6,357)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(14,860)	-	4	(1,501)	(16,357)
Amortization of equity awards	-	-	692	-	-	-	-	9,016	9,708
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(18,933)	-	-	-	-	18,933	-
Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(8,244)	$(2,458)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	118,230	117,833
Straight-lining of rental revenue	(9,632)	(19,731)
Amortization of stock-based compensation expense	10,229	9,638
Loss from unconsolidated joint ventures	21,033	10,176
Amortization of deferred financing costs	4,640	4,637
Distributions of earnings from unconsolidated joint ventures	623	1,459
Distributions of earnings from unconsolidated real estate funds	266	353
Amortization of above and below-market leases, net	(1,613)	(2,744)
Realized and unrealized (gains) losses on marketable securities	(1,480)	560
Income from unconsolidated real estate funds	(328)	(141)
Other non-cash adjustments	868	152
Changes in operating assets and liabilities:
Accounts and other receivables	4,136	493
Deferred charges	(4,506)	(8,107)
Other assets	(5,569)	(4,367)
Accounts payable and accrued expenses	3,698	(4,148)
Other liabilities	2,107	(494)
Net cash provided by operating activities	134,458	103,111

Cash Flows from Investing Activities:
Additions to real estate	(52,114)	(46,575)
Contributions of capital to unconsolidated joint ventures	(11,750)	-
Purchases of marketable securities	(9,562)	(9,248)
Sales of marketable securities	11,381	19,049
Repayment of amounts due from affiliates	-	36,918
Contributions of capital to unconsolidated real estate funds	-	(2,936)
Net cash used in investing activities	(62,045)	(2,792)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(30,643)	$(44,989)
Proceeds from notes and mortgages payable	12,430	3,073
Distributions to noncontrolling interests	(8,562)	(6,357)
Distributions paid to common unitholders	(3,042)	(4,608)
Contributions from noncontrolling interests	121	11,555
Repurchase of shares related to stock compensation agreements and related tax withholdings	(200)	(316)
Borrowings under revolving credit facility	-	163,082
Proceeds from the sale of a 10.0% interest in 1633 Broadway	-	111,984
Repurchases of common shares	-	(100,000)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in unconsolidated real estate fund	-	(8,771)
Net cash (used in) provided by financing activities	(29,896)	124,653

Net increase in cash and cash equivalents and restricted cash	42,517	224,972
Cash and cash equivalents and restricted cash at beginning of period	465,324	331,487
Cash and cash equivalents and restricted cash at end of period	$507,841	$556,459

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$434,530	$306,215
Restricted cash at beginning of period	30,794	25,272
Cash and cash equivalents and restricted cash at beginning of period	$465,324	$331,487

Cash and cash equivalents at end of period	$475,289	$522,502
Restricted cash at end of period	32,552	33,957
Cash and cash equivalents and restricted cash at end of period	$507,841	$556,459

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$65,227	$68,920
Cash payments for income taxes, net of refunds	210	1,130

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	16,897	24,292
Additions to real estate included in accounts payable and accrued expenses	10,484	16,232
Write-off of fully amortized and/or depreciated assets	37,149	8,612
Common shares issued upon redemption of common units	165	85,311

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. As of June 30, 2021, our portfolio consisted of 13 Class A properties aggregating 12.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of June 30, 2021.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. As a result, several of our tenants sought deferrals and/or short-term relief of their rental obligations and we provided relief to select tenants.

By February 2021, the U.S. Food and Drug Administration had issued emergency use authorizations of three vaccines for the prevention of COVID-19.  In July 2021, New York and San Francisco lifted most COVID-19 restrictions since a significant portion of their populations have been vaccinated. Notwithstanding the vaccination success, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results for the full year.

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

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity's Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. We are evaluating the impact of ASU 2020-06 on our consolidated financial statements.

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

Over the past three years, we sold the remaining assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represented a strategic shift in our operations and met the criteria for classifying our Washington, D.C. segment as “discontinued operations,” in accordance with ASC Topic 205, Presentation of Financial Statements. Accordingly, effective March 31, 2020, we reclassified the results of operations of our Washington, D.C. segment as discontinued operations.

The tables below provide the details of the results of operations and the details of the cash flows related to discontinued operations for the periods set forth below.

(Amounts in thousands)	For the Three Months	For the Six Months
Income Statement: (1)	Ended June 30, 2020	Ended June 30, 2020
Revenues:
Rental revenue	$3,515	$7,078
Other income	31	130
Total revenues	3,546	7,208
Expenses:
Operating	1,399	2,850
Depreciation and amortization	-	690
Total expenses	1,399	3,540
Income from discontinued operations, net	$2,147	$3,668

(Amounts in thousands)	For the Six Months
Statement of Cash Flows: (1)	Ended June 30, 2020
Cash provided by operating activities	$2,292

Additional Cash Flow information:
Depreciation and amortization	$690

(1)	Represents revenues, expenses, net income and cash flow information of 1899 Pennsylvania Avenue, which was sold on December 24, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2021	December 31, 2020
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	189,985	192,306
55 Second Street (2)	44.1%	90,829	92,298
111 Sutter Street	49.0%	36,634	37,818
60 Wall Street (2)	5.0%	19,198	19,164
One Steuart Lane (2)	35.0% (3)	67,292	67,505
Oder-Center, Germany (2)	9.5%	3,626	3,633
Investments in unconsolidated joint ventures		$407,564	$412,724

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net Loss:	2021	2020	2021	2020
712 Fifth Avenue (1)	$(11,128)	$229	$(11,128)	$229
Market Center	(2,914)	(3,070)	(7,044)	(5,924)
55 Second Street (2)	(847)	(662)	(1,469)	(1,346)
111 Sutter Street	(699)	(919)	(1,189)	(1,529)
60 Wall Street (2)	17	(9)	34	(91)
One Steuart Lane (2)	(132)	(1,549)	(225)	(1,550)
Oder-Center, Germany (2)	(14)	25	(12)	35
Loss from unconsolidated joint ventures	$(15,717)	$(5,955)	$(21,033)	$(10,176)

(1)

At December 31, 2020, our basis in the joint venture that owns 712 Fifth Avenue was negative $22,345. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. During the three months ended June 30, 2021, we received a $622 distribution from the joint venture and made an $11,750 contribution to the joint venture. Accordingly, we recognized a loss of $11,128, which is included in “loss from unconsolidated joint ventures” on our consolidated statements of income for the three and six months ended June 30, 2021. Additionally, the joint venture had net losses of $2,426 for the six months ended June 30, 2021, of which our 50.0% share was $1,213. Accordingly, our basis in the joint venture, taking into account distributions received, contributions made and our share of losses, was negative $12,430 as of June 30, 2021.

(2)

As of June 30, 2021, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $483, $2,640, $970 and $4,781, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into income or loss from the unconsolidated joint ventures to which they relate, over the estimated useful life of the related assets.

(3)	Represents our consolidated Residential Development Fund’s economic interest in One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2021	December 31, 2020
Real estate, net	$2,709,681	$2,674,858
Cash and cash equivalents and restricted cash	173,497	120,149
Intangible assets, net	83,907	110,307
Other assets	45,704	45,761
Total assets	$3,012,789	$2,951,075

Notes and mortgages payable, net	$1,871,120	$1,801,084
Intangible liabilities, net	22,524	26,772
Other liabilities	71,917	87,575
Total liabilities	1,965,561	1,915,431
Equity	1,047,228	1,035,644
Total liabilities and equity	$3,012,789	$2,951,075

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2021	2020	2021	2020
Revenues:
Rental revenue	$57,195	$59,136	$113,723	$121,583
Other income	581	777	1,338	1,524
Total revenues	57,776	59,913	115,061	123,107
Expenses:
Operating	25,467	29,642	50,577	55,582
Depreciation and amortization	27,014	29,099	54,467	59,281
Total expenses	52,481	58,741	105,044	114,863
Other income (expense):
Interest and other (loss) income	(23)	(29)	(56)	48
Interest and debt expense	(13,892)	(14,305)	(27,632)	(30,214)
Net loss before income taxes	(8,620)	(13,162)	(17,671)	(21,922)
Income tax benefit (expense)	1	(5)	(15)	(44)
Net loss	$(8,619)	$(13,167)	$(17,686)	$(21,966)

5.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively, “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of June 30, 2021, Fund X has invested $78,791,000 of the $192,000,000 of capital committed. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of June 30, 2021.

As of June 30, 2021 and December 31, 2020, our share of the investments in the above mentioned unconsolidated real estate funds aggregated $12,979,000 and $12,917,000, respectively, and we recognized $148,000 and $89,000 for our share of income in the three months ended June 30, 2021 and 2020, respectively, and $328,000 and $141,000 for our share of income in the six months ended June 30, 2021 and 2020, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2021	December 31, 2020
Intangible assets:
Gross amount	$381,169	$436,851
Accumulated amortization	(245,405)	(283,332)
	$135,764	$153,519
Intangible liabilities:
Gross amount	$156,478	$163,977
Accumulated amortization	(106,086)	(107,981)
	$50,392	$55,996

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Amortization of above and below-market leases, net (component of "rental revenue")	$758	$1,235	$1,613	$2,778
Amortization of acquired in-place leases (component of "depreciation and amortization")	6,551	9,190	13,770	18,682

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2022.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2022	$1,345	$21,644
2023	5,080	17,705
2024	6,020	14,248
2025	4,674	10,451
2026	2,801	7,896

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2021	June 30, 2021	December 31, 2020
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas (2)
	Nov-2021	Fixed	3.05%	500,000	500,000
	Nov-2021	L + 180 bps	1.93%	350,000	350,000
			2.59%	850,000	850,000

31 West 52nd Street	June-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	256,864	244,434

Total notes and mortgages payable			3.32%	3,831,864	3,819,434
Less: unamortized deferred financing costs				(15,105)	(18,695)
Total notes and mortgages payable, net				$3,816,759	$3,800,739

$1.0 Billion Revolving Credit Facility	Jan-2022 (3)	L + 115 bps	n/a	$-	$-

(1)	Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)	We are currently exploring various alternatives to refinance this debt.
(3)	The $1.0 billion revolving credit facility matures on January 10, 2022 and has two six-month extension options.

8.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the six months ended June 30, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the six months ended June 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2021 and 2020, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive loss (1)	$(637)	$(2,104)	2,785	(16,672)
Amounts reclassified from accumulated other comprehensive loss increasing loss from unconsolidated joint ventures (1)	1,002	408	1,964	315

(1)	Represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of June 30, 2021 and December 31, 2020, noncontrolling interests in our consolidated joint ventures aggregated $442,428,000 and $437,161,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of June 30, 2021 and December 31, 2020, the noncontrolling interest in our consolidated real estate fund aggregated $79,085,000 and $79,017,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2021 and December 31, 2020, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $358,331,000 and $346,379,000, respectively, and a redemption value of $219,516,000 and $187,640,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of June 30, 2021. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2021 and December 31, 2020, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2021	December 31, 2020
Real estate, net	$3,454,201	$3,470,766
Cash and cash equivalents and restricted cash	178,873	134,647
Investments in unconsolidated joint ventures	67,292	67,505
Accounts and other receivables	5,236	6,871
Deferred rent receivable	202,371	192,401
Deferred charges, net	52,008	55,156
Intangible assets, net	69,171	76,545
Other assets	24,619	21,496
Total VIE assets	$4,053,771	$4,025,387

Notes and mortgages payable, net	$2,470,718	$2,457,272
Accounts payable and accrued expenses	54,186	51,590
Intangible liabilities, net	30,504	33,566
Other liabilities	5,412	4,486
Total VIE liabilities	$2,560,820	$2,546,914

Unconsolidated VIEs

As of June 30, 2021, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2021	December 31, 2020
Investments	$12,979	$12,917
Asset management fees and other receivables	236	561
Maximum risk of loss	$13,215	$13,478

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$16,839	$16,839	$-	$-
Total assets	$16,839	$16,839	$-	$-

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$17,178	$17,178	$-	$-
Total assets	$17,178	$17,178	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,831,864	$3,878,237	$3,819,434	$3,871,644
Revolving credit facility	-	-	-	-
Total liabilities	$3,831,864	$3,878,237	$3,819,434	$3,871,644

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Leases

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Amounts in thousands)	2021		2020		2021		2020
Rental revenue:
Fixed	$159,641		$153,868	(1)	$320,270		$314,544	(1)
Variable	14,987	(2)	10,121		27,504	(2)	24,870
Total rental revenue	$174,628		$163,989		$347,774		$339,414

(1)	Includes $11,309 of non-cash write-offs, primarily for straight-line rent receivables, and $2,051 of reserves for uncollectible accounts receivable in the three and six months ended June 30, 2020.
(2)	Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of June 30, 2021, for the six-month period from July 1, 2021 through December 31, 2021, and each of the five succeeding years and thereafter commencing January 1, 2022.

(Amounts in thousands)
2021	$320,578
2022	632,390
2023	607,310
2024	580,419
2025	522,620
2026	426,925
Thereafter	2,007,828
Total	$5,098,070

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Fee income:
Asset management	$3,409	$3,571	$6,895	$7,092
Property management	2,085	2,239	4,281	4,689
Acquisition, disposition and leasing	439	-	439	-
Other	268	399	1,256	758
Total fee income	6,201	6,209	12,871	12,539
Other income (1)	1,440	920	2,790	3,151
Total fee and other income	$7,641	$7,129	$15,661	$15,690

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Interest income, net	$397	$428	$787	$1,416
Mark-to-market of investments in our deferred compensation plans (1)	673	1,824	1,585	(160)
Total interest and other income, net	$1,070	$2,252	$2,372	$1,256

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020
Interest expense	$32,593	$33,690	$65,013	$67,991
Amortization of deferred financing costs	2,321	2,319	4,640	4,637
Total interest and debt expense	$34,914	$36,009	$69,653	$72,628

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,743,000 and $4,241,000 for the three months ended June 30, 2021 and 2020, respectively, and $10,229,000 and $9,638,000 for the six months ended June 30, 2021 and 2020, respectively, related to awards granted in prior periods, including the 2020 equity grants (“2020 Equity Grants”) described below.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completion of the 2017 Performance-Based Awards Program (“2017 Performance Program”)

On January 11, 2021, the Compensation Committee determined that the performance goals set forth in the 2017 Performance Program were not satisfied during the performance measurement period, which ended on December 31, 2020. Accordingly, all of the 1,382,807 LTIP units that were granted on February 5, 2018, were forfeited, with no awards being earned. These awards had a grant date fair value of $7,009,000 and a remaining unrecognized compensation cost of $416,000 as of June 30, 2021, which will be amortized over a weighted-average period of 0.5 years.

18.	Earnings Per Share

The following table summarizes our net loss and the number of common shares used in the computation of basic and diluted loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Continuing Operations:
Net loss from continuing operations attributable to common stockholders	$(15,943)	$(8,234)	$(19,521)	$(6,266)
Earnings allocated to unvested participating securities	(18)	(14)	(37)	(26)
Numerator for loss from continuing operations per common share - basic and diluted	(15,961)	(8,248)	(19,558)	(6,292)
Discontinued Operations:
Net income from discontinued operations attributable to common stockholders	-	1,964	-	3,344
Earnings allocated to unvested participating securities	-	(4)	-	(11)
Numerator for income from discontinued operations per common share - basic and diluted	-	1,960	-	3,333
Numerator for loss per common share - basic and diluted	$(15,961)	$(6,288)	$(19,558)	$(2,959)

Denominator:
Denominator for basic loss per common share - weighted average shares	218,696	221,573	218,681	224,671
Effect of dilutive stock-based compensation plans (1)	-	-	-	-
Denominator for diluted loss per common share - weighted average shares	218,696	221,573	218,681	224,671

(Loss) Income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.07)	$(0.04)	$(0.09)	$(0.03)
Discontinued operations, net	-	0.01	-	0.02
Loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.09)	$(0.01)

(1)

The effect of dilutive securities excludes 23,822 and 22,917 weighted average share equivalents for the three months ended June 30, 2021 and 2020, respectively, and 23,738 and 24,201 weighted average share equivalents for the six months ended June 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $710,000 and $259,000 for the three months ended June 30, 2021 and 2020, respectively, and $1,227,000 and $707,000 for the six months ended June 30, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $474,000 and $34,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $4,916,000 and $5,396,000 for the three months ended June 30, 2021 and 2020, respectively, and $10,502,000 and $10,709,000 for the six months ended June 30, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $4,399,000 and $5,011,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these funds or their feeder vehicles, including certain incremental costs incurred by HTC as a result of the engagement, plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $123,000 and $126,000 for the three months ended June 30, 2021 and 2020, respectively, and $245,000 and $265,000 for the six months ended June 30, 2021 and 2020, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of June 30, 2021 and December 31, 2020, we owed $123,000 to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 and $90,000 in the three months ended June 30, 2021 and 2020, respectively, and $181,000 in each of the six months ended June 30, 2021 and 2020 for our share of rental income pursuant to this lease.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $49,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$176,068	$108,191	$68,674	$(797)
Property-related operating expenses	(64,072)	(45,801)	(17,067)	(1,204)
NOI from unconsolidated joint ventures	10,557	2,749	7,852	(44)
NOI (1)	$122,553	$65,139	$59,459	$(2,045)

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$168,455	$110,679	$54,827	$2,949
Property-related operating expenses	(65,712)	(47,213)	(16,054)	(2,445)
NOI from unconsolidated joint ventures	10,376	2,680	9,165	(1,469)
NOI (1)	$113,119	$66,146	$47,938	$(965)

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$350,564	$220,028	$132,146	$(1,610)
Property-related operating expenses	(130,690)	(94,825)	(34,005)	(1,860)
NOI from unconsolidated joint ventures	20,883	5,570	15,389	(76)
NOI (1)	$240,757	$130,773	$113,530	$(3,546)

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$349,773	$232,256	$111,494	$6,023
Property-related operating expenses	(134,177)	(96,242)	(32,973)	(4,962)
NOI from unconsolidated joint ventures	23,768	5,624	19,547	(1,403)
NOI (1)	$239,364	$141,638	$98,068	$(342)

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

(2)	NOI for the three and six months ended June 30, 2020 includes NOI from discontinued operations. See Note 3, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2021	2020	2021	2020
NOI	$122,553	$113,119	$240,757	$239,364
Add (subtract) adjustments to arrive to net income:
Fee income	6,201	6,209	12,871	12,539
Depreciation and amortization expense	(59,925)	(58,716)	(118,230)	(117,143)
General and administrative expenses	(18,418)	(17,901)	(32,782)	(30,150)
NOI from unconsolidated joint ventures	(10,557)	(10,376)	(20,883)	(23,768)
Loss from unconsolidated joint ventures	(15,717)	(5,955)	(21,033)	(10,176)
Interest and other income, net	1,070	2,252	2,372	1,256
Interest and debt expense	(34,914)	(36,009)	(69,653)	(72,628)
Adjustments related to discontinued operations	-	(2,147)	-	(4,358)
Other, net	13	(169)	(88)	(320)
Loss from continuing operations, before income taxes	(9,694)	(9,693)	(6,669)	(5,384)
Income tax expense	(434)	(138)	(1,575)	(742)
Loss from continuing operations, net	(10,128)	(9,831)	(8,244)	(6,126)
Income from discontinued operations, net	-	2,147	-	3,668
Net loss	(10,128)	(7,684)	(8,244)	(2,458)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(7,428)	(405)	(13,156)	(1,919)
Consolidated real estate fund	29	1,235	(56)	1,212
Operating Partnership	1,584	584	1,935	243
Net loss attributable to common stockholders	$(15,943)	$(6,270)	$(19,521)	$(2,922)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2021	$8,533,140	$5,359,621	$2,711,847	$461,672
December 31, 2020	8,554,097	5,388,596	2,698,983	466,518

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of June 30, 2021.

COVID-19 Update

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. As a result, several of our tenants sought deferrals and/or short-term relief of their rental obligations and we provided relief to select tenants.

By February 2021, the U.S. Food and Drug Administration had issued emergency use authorizations of three vaccines for the prevention of COVID-19.  In July 2021, New York and San Francisco lifted most COVID-19 restrictions since a significant portion of their populations have been vaccinated. Notwithstanding the vaccination success, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the rapid development and fluidity of this situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the six months ended June 30, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the six months ended June 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended June 30, 2021

In the three months ended June 30, 2021, we leased 246,922 square feet, including 81,516 square feet that served to backfill the recent vacancy at 31 West 52nd Street, that was leased for a weighted average term of 14 years and 34,570 square feet that was leased to the Thespian Theatre at 1633 Broadway for a 15-year term. This leasing activity, offset by lease expirations in the three months (comprised primarily of the expiration of TD Bank’s 131,300 square foot lease at 31 West 52nd Street), decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 60 basis points to 88.0% at June 30, 2021 from 88.6% at March 31, 2021. Excluding the theatre lease, 212,352 square feet was leased in the three months, of which our share was 197,035 square feet that was leased at a weighted average initial rent of $70.81 per square foot. Of the 212,352 square feet leased, 156,117 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 1.4% on a cash basis and 5.2% on a GAAP basis. The weighted average lease term for leases signed during the three months was 9.3 years and weighted average tenant improvements and leasing commissions on these leases were $10.64 per square foot per annum, or 15.0% of initial rent.

New York

In the three months ended June 30, 2021, we leased 224,649 square feet in our New York portfolio, including 81,516 square feet that served to backfill the recent vacancy at 31 West 52nd Street, that was leased for a weighted average term of 14 years and 34,570 square feet that was leased to the Thespian Theatre at 1633 Broadway for a 15-year term. This leasing activity, offset by the lease expirations in the three months (comprised primarily of TD Bank’s 131,300 square foot lease at 31 West 52nd Street), decreased leased occupancy and same store leased occupancy by 80 basis points to 86.5% at June 30, 2021 from 87.3% at March 31, 2021. Excluding the theatre lease, 190,079 square feet was leased in the three months, of which our share was 184,234 square feet that was leased at a weighted average initial rent of $69.94 per square foot. Of the 190,079 square feet leased, 147,216 represented our share of second generation space for which rental rates decreased by 1.1% on a cash basis and 4.9% on a GAAP basis. The weighted average lease term for leases signed during the three months was 9.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.86 per square foot per annum, or 15.5% of initial rent.

San Francisco

In the three months ended June 30, 2021, we leased 22,273 square feet in our San Francisco portfolio, of which our share was 12,801 square feet that was leased at a weighted average initial rent of $83.33 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy by 10 basis points to 92.1% at June 30, 2021 from 92.0% at March 31, 2021. Of the 22,273 square feet leased in the three months, 8,901 square feet represented our share of second generation space for which rental rates decreased by 6.0% on a cash basis and 9.3% on a GAAP basis. The weighted average lease term for leases signed during the three months was 5.1 years and weighted average tenant improvements and leasing commissions on these leases were $4.62 per square foot per annum, or 5.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2021	Total	New York		San Francisco
Total square feet leased	246,922	224,649	(1)	22,273
Pro rata share of total square feet leased:	197,035	184,234		12,801
Initial rent (2)	$70.81	$69.94		$83.33
Weighted average lease term (in years)	9.3	9.6		5.1

Tenant improvements and leasing commissions:
Per square foot	$99.43	$104.70		$23.63
Per square foot per annum	$10.64	$10.86		$4.62
Percentage of initial rent	15.0%	15.5%		5.5%

Rent concessions:
Average free rent period (in months)	12.7	13.3		4.8
Average free rent period per annum (in months)	1.4	1.4		0.9

Second generation space: (3)
Square feet	156,117	147,216		8,901
Cash basis:
Initial rent (2)	$74.27	$73.64		$84.78
Prior escalated rent (4)	$75.35	$74.45		$90.23
Percentage decrease	(1.4%)	(1.1%)		(6.0%)
GAAP basis:
Straight-line rent	$70.03	$69.27		$82.61
Prior straight-line rent	$73.86	$72.82		$91.04
Percentage decrease	(5.2%)	(4.9%)		(9.3%)

(1)	Includes 34,570 square feet that was leased to the Thespian Theatre at 1633 Broadway for a 15-year term that is excluded from our pro rata share of total square feet leased and the related statistics.
(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total		New York		San Francisco
As of June 30, 2021	88.0%	(2)	86.5%	(2)	92.1%
As of March 31, 2021	88.6%		87.3%		92.0%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

(2)	Primarily due to the May 1, 2021 expiration of TD Bank’s 131,300 square foot lease at 31 West 52nd Street.

Leasing Results – Six Months Ended June 30, 2021

In the six months ended June 30, 2021, we leased 435,563 square feet, including 81,516 square feet that served to backfill the recent vacancy at 31 West 52nd Street, that was leased for a weighted average term of 14 years and an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by lease expirations in the six months (comprised primarily of the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas and TD Bank’s 131,300 square foot lease at 31 West 52nd Street), decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 720 basis points to 88.0% at June 30, 2021 from 95.2% at December 31, 2020. Excluding the theatre leases, 245,037 square feet was leased in the six months, of which our share was 216,690 square feet at a weighted average initial rent of $71.29 per square foot. Of the 245,037 square feet leased, 174,328 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 2.2% on a cash basis and 6.6% on a GAAP basis. The weighted average lease term for leases signed during the six months was 8.9 years and weighted average tenant improvements and leasing commissions on these leases were $10.38 per square foot per annum, or 14.6% of initial rent.

New York

In the six months ended June 30, 2021, we leased 380,605 square feet in our New York portfolio, including 81,516 square feet that served to backfill the recent vacancy at 31 West 52nd Street, that was leased for a weighted average term of 14 years and an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by the lease expirations in the six months (comprised primarily of the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas and TD Bank’s 131,300 square foot lease at 31 West 52nd Street), decreased leased occupancy and same store leased occupancy by 860 basis points to 86.5% at June 30, 2021 from 95.1% at December 31, 2020. Excluding the theatre leases, 190,079 square feet was leased in the six months, of which our share was 184,234 square feet at a weighted average initial rent of $69.94 per square foot. Of the 190,079 square feet leased in the six months, 147,216 square feet represented our share of second generation space for which rental rates decreased by 1.1% on a cash basis and 4.9% on a GAAP basis. The weighted average lease term for leases signed during the six months was 9.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.86 per square foot per annum, or 15.5% of initial rent.

San Francisco

In the six months ended June 30, 2021, we leased 54,958 square feet in our San Francisco portfolio, of which our share was 32,456 square feet that was leased at a weighted average initial rent of $78.94 per square foot. This leasing activity, offset by lease expirations in the six months, decreased leased occupancy and same store leased occupancy by 360 basis points to 92.1% at June 30, 2021 from 95.7% at December 31, 2020. Of the 54,958 square feet leased in the six months, 27,112 square feet represented our share of second generation space for which rental rates decreased by 7.7% on a cash basis and 13.8% on a GAAP basis. The weighted average lease term for leases signed during the six months was 4.4 years and weighted average tenant improvements and leasing commissions on these leases were $4.38 per square foot per annum, or 5.5% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2021	Total	New York		San Francisco
Total square feet leased	435,563	380,605	(1)	54,958
Pro rata share of total square feet leased:	216,690	184,234		32,456
Initial rent (2)	$71.29	$69.94		$78.94
Weighted average lease term (in years)	8.9	9.6		4.4

Tenant improvements and leasing commissions:
Per square foot	$91.89	$104.70		$19.18
Per square foot per annum	$10.38	$10.86		$4.38
Percentage of initial rent	14.6%	15.5%		5.5%

Rent concessions:
Average free rent period (in months)	11.8	13.3		3.1
Average free rent period per annum (in months)	1.3	1.4		0.7

Second generation space: (3)
Square feet	174,328	147,216		27,112
Cash basis:
Initial rent (2)	$74.42	$73.64		$78.68
Prior escalated rent (4)	$76.13	$74.45		$85.25
Percentage decrease	(2.2%)	(1.1%)		(7.7%)
GAAP basis:
Straight-line rent	$71.09	$69.27		$81.01
Prior straight-line rent	$76.11	$72.82		$94.00
Percentage decrease	(6.6%)	(4.9%)		(13.8%)

(1)

Includes an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years that is excluded from our pro rata share of total square feet leased and the related statistics.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total		New York		San Francisco
As of June 30, 2021	88.0%	(2)	86.5%	(2)	92.1%
As of December 31, 2020	95.2%		95.1%		95.7%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

(2)

Primarily due to the January 1, 2021 expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas and the May 1, 2021 expiration of TD Bank’s 131,300 square foot lease at 31 West 52nd Street.

Financial Results - Three Months Ended June 30, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $15,943,000, or $0.07 per diluted share, for the three months ended June 30, 2021, compared to $6,270,000, or $0.03 per diluted share, for the three months ended June 30, 2020. Net loss attributable to common stockholders for the three months ended June 30, 2021 includes (i) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP and (ii) lower earnings resulting from a reduction in weighted average portfolio occupancy levels (87.1% for the three months ended June 30, 2021 compared to 94.5% for the three months ended June 30, 2020). Net loss attributable to common stockholders for the three months ended June 30, 2020 includes non-cash write-offs (primarily for straight-line rent receivables) aggregating $7,030,000.

Funds from Operations (“FFO”) attributable to common stockholders was $37,943,000, or $0.17 per diluted share, for the three months ended June 30, 2021, compared to $50,663,000, or $0.23 per diluted share, for the three months ended June 30, 2020. FFO attributable to common stockholders for the three months ended June 30, 2021 includes (i) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP and (ii) lower earnings resulting from a reduction in weighted average portfolio occupancy levels (87.1% for the three months ended June 30, 2021 compared to 94.5% for the three months ended June 30, 2020). FFO attributable to common stockholders for the three months ended June 30, 2020 includes non-cash write-offs (primarily for straight-line rent receivables) aggregating $7,030,000. FFO attributable to common stockholders for the three months ended June 30, 2021 and 2020 also includes the impact of non-core items, which are listed in the table on page 59. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended June 30, 2021 by $9,665,000, or $0.05 per diluted share, and increased FFO attributable to common stockholders for the three months ended June 30, 2020 by $545,000, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $47,608,000, or $0.22 per diluted share, for the three months ended June 30, 2021, compared to $50,118,000, or $0.23 per diluted share, for the three months ended June 30, 2020.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2021 versus June 30, 2020.

	Total	New York	San Francisco
Same Store NOI	(11.0%)	(11.7%)	(9.5%)
Same Store Cash NOI	3.0%	3.8%	1.3%

See pages 51-59 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $19,521,000, or $0.09 per diluted share, for the six months ended June 30, 2021, compared to $2,922,000, or $0.01 per diluted share, for the six months ended June 30, 2020. Net loss attributable to common stockholders for the six months ended June 30, 2021 includes (i) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP and (ii) lower earnings resulting from a reduction in weighted average portfolio occupancy levels (87.9% for the six months ended June 30, 2021 compared to 94.0% for the six months ended June 30, 2020). Net loss attributable to common stockholders for the six months ended June 30, 2020 includes non-cash write-offs (primarily for straight-line rent receivables) aggregating $7,030,000.

FFO attributable to common stockholders was $88,817,000, or $0.40 per diluted share, for the six months ended June 30, 2021, compared to $112,249,000, or $0.50 per diluted share, for the six months ended June 30, 2020. FFO attributable to common stockholders for the six months ended June 30, 2021 includes (i) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP and (ii) lower earnings resulting from a reduction in weighted average portfolio occupancy levels (87.9% for the six months ended June 30, 2021 compared to 94.0% for the six months ended June 30, 2020). FFO attributable to common stockholders for the six months ended June 30, 2020 includes non-cash write-offs (primarily for straight-line rent receivables) aggregating $7,030,000. FFO attributable to common stockholders for the six months ended June 30, 2021 and 2020 also includes the impact of non-core items, which are listed in the table on page 59. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2021 by $9,363,000, or $0.05 per diluted share, and increased FFO attributable to common stockholders for the six months ended June 30, 2020 by $622,000, or $0.00 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 59, was $98,180,000, or $0.45 per diluted share, for the six months ended June 30, 2021, compared to $111,627,000, or $0.50 per diluted share, for the six months ended June 30, 2020.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2021 versus June 30, 2020.

	Total	New York	San Francisco
Same Store NOI	(9.2%)	(11.9%)	(3.7%)
Same Store Cash NOI	0.1%	(1.9%)	4.5%

See pages 51-59 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2021 and 2020

The following pages summarize our consolidated results of operations for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$174,628	$163,989	$10,639
Fee and other income	7,641	7,129	512
Total revenues	182,269	171,118	11,151
Expenses:
Operating	64,072	64,313	(241)
Depreciation and amortization	59,925	58,716	1,209
General and administrative	18,418	17,901	517
Transaction related costs	135	258	(123)
Total expenses	142,550	141,188	1,362
Other income (expense):
Loss from unconsolidated joint ventures	(15,717)	(5,955)	(9,762)
Income from unconsolidated real estate funds	148	89	59
Interest and other income, net	1,070	2,252	(1,182)
Interest and debt expense	(34,914)	(36,009)	1,095
Loss from continuing operations, before income taxes	(9,694)	(9,693)	(1)
Income tax expense	(434)	(138)	(296)
Loss from continuing operations, net	(10,128)	(9,831)	(297)
Income from discontinued operations, net	-	2,147	(2,147)
Net loss	(10,128)	(7,684)	(2,444)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(7,428)	(405)	(7,023)
Consolidated real estate fund	29	1,235	(1,206)
Operating Partnership	1,584	584	1,000
Net loss attributable to common stockholders	$(15,943)	$(6,270)	$(9,673)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $182,269,000 for the three months ended June 30, 2021, compared to $171,118,000 for the three months ended June 30, 2020, an increase of $11,151,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(8,531)	$(9,788)	(1)	$1,257		$-
Non-cash write-offs (primarily straight-line rent receivables)	11,309	5,400		5,909		-
Reserves for uncollectible accounts receivable	2,051	1,019		1,032		-
Other, net	5,810	628		5,253	(2)	(71)
Increase (decrease) in rental revenue	$10,639	$(2,741)		$13,451		$(71)

Fee and other income
Fee income
Asset management	$(162)	$-		$-		$(162)
Property management	(154)	-		-		(154)
Acquisition, disposition and leasing	439	-		-		439
Other	(131)	-		-		(131)
Decrease in fee income	(8)	-		-		(8)
Other income
Same store operations	520	253		396		(129)
Increase (decrease) in other income	520	253		396		(129)
Increase (decrease) in fee and other income	$512	$253		$396		$(137)

Total increase (decrease) in revenues	$11,151	$(2,488)		$13,847		$(208)

(1)

Primarily due to a decrease in occupancy resulting from the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas and TD Bank’s 131,300 square foot lease at 31 West 52nd Street.

(2)	Primarily due to income of $5,051 in the current year’s three months, in connection with a tenant’s lease termination at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $142,550,000 for the three months ended June 30, 2021, compared to $141,188,000 for the three months ended June 30, 2020, an increase of $1,362,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$(399)	$(1,412)		$1,013		$-
Other, net	158	-		-		158
(Decrease) increase in operating	$(241)	$(1,412)		$1,013		$158

Depreciation and amortization
Operations	$1,209	$(1,638)	(1)	$2,980	(2)	$(133)
Increase (decrease) in depreciation and amortization	$1,209	$(1,638)		$2,980		$(133)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(1,151)	$-		$-		$(1,151)	(3)
Operations	1,668	-		-		1,668
Increase in general and administrative	$517	$-		$-		$517

Decrease in transaction related costs	$(123)	$-		$-		$(123)

Total increase (decrease) in expenses	$1,362	$(3,050)		$3,993		$419

(1)	Primarily due to lower amortization of in-place lease assets at 1301 Avenue of the Americas due to the expiration of such leases.
(2)	Primarily due to accelerated depreciation of tenant improvements in the current year’s three months resulting from a tenant’s lease termination at 300 Mission Street.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $15,717,000 for the three months ended June 30, 2021 compared to $5,955,000 in the three months ended June 30, 2020, an increase of $9,762,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue	$(11,357)	(1)
Other, net	1,595
Total increase in loss	$(9,762)

(1)

Primarily due to an $11,750 contribution in the current year’s three months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 4, Investments in Unconsolidated Joint Ventures.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $148,000 for the three months ended June 30, 2021, compared to $89,000 for the three months ended June 30, 2020, an increase of $59,000.

Interest and Other Income, net

Interest and other income was $1,070,000 for the three months ended June 30, 2021, compared to $2,252,000 of income for the three months ended June 30, 2020, a decrease in income of $1,182,000. This decrease in income resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is entirely offset by a decrease in "general and administrative")	$(1,151)
Other, net (primarily lower yields on short-term investments)	(31)
Total decrease in income	$(1,182)

Interest and Debt Expense

Interest and debt expense was $34,914,000 for the three months ended June 30, 2021, compared to $36,009,000 for the three months ended June 30, 2020, a decrease of $1,095,000. This decrease resulted primarily from lower borrowings from our revolving credit facility.

Income Tax Expense

Income tax expense was $434,000 for the three months ended June 30, 2021, compared to $138,000 for the three months ended June 30, 2020, an increase of $296,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year’s three months.

Income from Discontinued Operations

Income from discontinued operations was $2,147,000 for the three months ended June 30, 2020 and represented income from 1899 Pennsylvania Avenue in Washington, D.C., which was sold in December 2020.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $7,428,000 for the three months ended June 30, 2021, compared to $405,000 for the three months ended June 30, 2020, an increase in income allocated to noncontrolling interests of $7,023,000. This increase in income resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($4,345 of income in 2021, compared to loss of $2,736 in 2020)	$7,081	(1)
Other, net	(58)
Total increase in income attributable to noncontrolling interests	$7,023

(1)	Primarily due to an increase in occupancy and lease termination income in the current year’s three months.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $29,000 for the three months ended June 30, 2021, compared to $1,235,000 for the three months ended June 30, 2020, a decrease in loss allocated to noncontrolling interest of $1,206,000. This decrease was primarily due to higher marketing expense for One Steuart Lane in the prior year’s three months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $1,584,000 for the three months ended June 30, 2021, compared to $584,000 of loss for the three months ended June 30, 2020, an increase in loss allocated to noncontrolling interests of $1,000,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2021.

Results of Operations - Six Months Ended June 30, 2021 and 2020

The following pages summarize our consolidated results of operations for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$347,774	$339,414	$8,360
Fee and other income	15,661	15,690	(29)
Total revenues	363,435	355,104	8,331
Expenses:
Operating	130,690	131,327	(637)
Depreciation and amortization	118,230	117,143	1,087
General and administrative	32,782	30,150	2,632
Transaction related costs	416	461	(45)
Total expenses	282,118	279,081	3,037
Other income (expense):
Loss from unconsolidated joint ventures	(21,033)	(10,176)	(10,857)
Income from unconsolidated real estate funds	328	141	187
Interest and other income, net	2,372	1,256	1,116
Interest and debt expense	(69,653)	(72,628)	2,975
Loss from continuing operations, before income taxes	(6,669)	(5,384)	(1,285)
Income tax expense	(1,575)	(742)	(833)
Loss from continuing operations, net	(8,244)	(6,126)	(2,118)
Income from discontinued operations, net	-	3,668	(3,668)
Net loss	(8,244)	(2,458)	(5,786)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(13,156)	(1,919)	(11,237)
Consolidated real estate fund	(56)	1,212	(1,268)
Operating Partnership	1,935	243	1,692
Net loss attributable to common stockholders	$(19,521)	$(2,922)	$(16,599)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $363,435,000 for the six months ended June 30, 2021, compared to $355,104,000 for the six months ended June 30, 2020, an increase of $8,331,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(9,660)	(18,580)	(1)	$8,920	(2)	$-
Non-cash write-offs (primarily straight-line rent receivables)	11,309	5,400		5,909		-
Reserves for uncollectible accounts receivable	2,051	1,019		1,032		-
Other, net	4,660	88		4,860	(3)	(288)
Increase (decrease) in rental revenue	$8,360	$(12,073)		$20,721		$(288)

Fee and other income
Fee income
Asset management	$(197)	$-		$-		$(197)
Property management	(408)	-		-		(408)
Acquisition, disposition and leasing	439	-		-		439
Other	498	-		-		498
Increase in fee income	332	-		-		332
Other income
Same store operations	(361)	(155)		(69)		(137)
Decrease in other income	(361)	(155)		(69)		(137)
(Decrease) increase in fee and other income	$(29)	$(155)		$(69)		$195

Total increase (decrease) in revenues	$8,331	$(12,228)		$20,652		$(93)

(1)

Primarily due to a decrease in occupancy resulting from the expiration of Barclays’ 497,500 square foot lease at 1301 Avenue of the Americas and TD Bank’s 131,300 square foot lease at 31 West 52nd Street.

(2)	Primarily due to an increase in occupancy at 300 Mission Street.
(3)	Primarily due to income of $5,051 in the current year’s six months, in connection with a tenant’s lease termination at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $282,118,000 for the six months ended June 30, 2021, compared to $279,081,000 for the six months ended June 30, 2020, an increase of $3,037,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$(385)	$(1,417)		$1,032		$-
Other, net	(252)	-		-		(252)
(Decrease) increase in operating	$(637)	$(1,417)		$1,032		$(252)

Depreciation and amortization
Operations	1,087	(2,373)	(1)	3,705	(2)	(245)
Increase (decrease) in depreciation and amortization	$1,087	$(2,373)		$3,705		$(245)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$1,745	$-		$-		$1,745	(3)
Operations	887	-		-		887
Increase in general and administrative	$2,632	$-		$-		$2,632

Decrease in transaction related costs	$(45)	$-		$-		$(45)

Total increase (decrease) in expenses	$3,037	$(3,790)		$4,737		$2,090

(1)	Primarily due to lower amortization of in-place lease assets at 1301 Avenue of the Americas due to the expiration of such leases.
(2)	Primarily due to accelerated depreciation of tenant improvements in the current year’s six months resulting from a tenant’s lease termination at 300 Mission Street.
(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $21,033,000 for the six months ended June 30, 2021 compared to $10,176,000 in the six months ended June 30, 2020, an increase of $10,857,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue	$(11,357)	(1)
Other, net	500
Total increase in loss	$(10,857)

(1)

Primarily due to an $11,750 contribution in the current year’s six months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 4, Investments in Unconsolidated Joint Ventures.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $328,000 for the six months ended June 30, 2021, compared to $141,000 for the six months ended June 30, 2020, an increase of $187,000.

Interest and Other Income, net

Interest and other income was $2,372,000 for the six months ended June 30, 2021, compared to $1,256,000 of income for the six months ended June 30, 2020, an increase in income of $1,116,000. This increase in income resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is entirely offset by an increase in "general and administrative")	$1,745
Other, net (primarily lower yields on short-term investments)	(629)
Total increase in income	$1,116

Interest and Debt Expense

Interest and debt expense was $69,653,000 for the six months ended June 30, 2021, compared to $72,628,000 for the six months ended June 30, 2020, a decrease of $2,975,000. This decrease resulted primarily from (i) lower average LIBOR rates on variable rate debt in the current year’s six months compared to prior year’s six months and (ii) lower borrowings from our revolving credit facility.

Income Tax Expense

Income tax expense was $1,575,000 for the six months ended June 30, 2021, compared to $742,000 for the six months ended June 30, 2020, an increase of $833,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year’s six months.

Income from Discontinued Operations

Income from discontinued operations was $3,668,000 for the six months ended June 30, 2020 and represented income from 1899 Pennsylvania Avenue in Washington, D.C., which was sold in December 2020.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $13,156,000 for the six months ended June 30, 2021, compared to $1,919,000 for the six months ended June 30, 2020, an increase in income allocated to noncontrolling interests of $11,237,000. This increase in income resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($6,582 of income in 2021, compared to loss of $3,820 in 2020)	$10,402	(1)
Other, net	835
Total increase in income attributable to noncontrolling interests	$11,237

(1)	Primarily due to an increase in occupancy and lease termination income in the current year’s six months.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $56,000 for the six months ended June 30, 2021, compared to net loss attributable to noncontrolling interest in consolidated real estate fund of $1,212,000 for the six months ended June 30, 2020, a decrease in loss allocated to noncontrolling interest of $1,268,000. This decrease was primarily due to higher marketing expenses for One Steuart Lane in the prior year’s six months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $1,935,000 for the six months ended June 30, 2021, compared to $243,000 for the six months ended June 30, 2020, an increase in loss attributable to noncontrolling interests of $1,692,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership for the six months ended June 30, 2021.

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

As of June 30, 2021, we had $1.51 billion of liquidity comprised of $475,289,000 of cash and cash equivalents, $32,552,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of June 30, 2021, our outstanding consolidated debt aggregated $3.83 billion. We had no amounts outstanding under our revolving credit facility. In November 2021, the $850,000,000 mortgage loan at 1301 Avenue of the Americas is scheduled to mature. We are currently exploring various alternatives to refinance this debt. We may refinance this debt or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 15, 2021, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the second quarter ended June 30, 2021, which was paid on July 15, 2021 to stockholders of record as of the close of business on June 30, 2021. This dividend policy, if continued, would require us to pay out approximately $16,900,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2021, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness, of which our share was $611,320,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 10,856,865 common shares were repurchased in the six months ended June 30, 2020, at a weighted average price of $9.21 per share, or $100,000,000 in the aggregate. We did not repurchase any shares in the six months ended June 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $49,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $507,841,000 and $465,324,000 as of June 30, 2021 and December 31, 2020, respectively, and $556,459,000 and $331,487,000 as of June 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents and restricted cash increased by $42,517,000 and $224,972,000 for the six months ended June 30, 2021 and 2020, respectively. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$134,458	$103,111
Investing activities	(62,045)	(2,792)
Financing activities	(29,896)	124,653

Operating Activities

Six months ended June 30, 2021 – We generated $134,458,000 of cash from operating activities for the six months ended June 30, 2021, primarily from (i) $133,703,000 of net income (before $141,947,000 of non-cash adjustments) and (ii) $889,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $134,000 of net changes in operating assets and liabilities. Non-cash adjustments of $141,947,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

Six months ended June 30, 2020 – We generated $103,111,000 of cash from operating activities for the six months ended June 30, 2020, primarily from (i) $117,922,000 of net income (before $120,380,000 of non-cash adjustments), and (ii) $1,812,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $16,623,000 of net changes in operating assets and liabilities. Non-cash adjustments of $120,380,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

Investing Activities

Six months ended June 30, 2021 – We used $62,045,000 of cash for investing activities for the six months ended June 30, 2021, primarily for (i) $52,114,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $11,750,000 of contributions to an unconsolidated joint venture, partially offset by (iii) $1,819,000 from net sales of marketable securities (which are held in our deferred compensation plan).

Six months ended June 30, 2020 – We used $2,792,000 of cash for investing activities for the six months ended June 30, 2020, primarily for (i) $46,575,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $2,936,000 of contributions to our unconsolidated real estate funds, partially offset by (iii) $36,918,000 repayment of amounts due from affiliates, and (iv) $9,801,000 from the net sales of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Six months ended June 30, 2021 – We used $29,896,000 of cash for financing activities for the six months ended June 30, 2021, primarily for (i) $33,685,000 for dividends and distributions paid to common stockholders and unitholders, (ii) $8,562,000 for distributions to noncontrolling interests and (iii) $200,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (iv) $12,430,000 of proceeds from notes and mortgages payable and (v) $121,000 of contributions from noncontrolling interests.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net (loss) income to NOI and Cash NOI for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(10,128)	$(8,357)	$13,965	$(15,736)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	59,925	38,289	20,660	976
General and administrative	18,418	-	-	18,418
Interest and debt expense	34,914	21,339	12,540	1,035
Income tax expense	434	5	-	429
NOI from unconsolidated joint ventures	10,557	2,749	7,852	(44)
Loss from unconsolidated joint ventures	15,717	11,111	4,460	146
Fee income	(6,201)	-	-	(6,201)
Interest and other (income) loss, net	(1,070)	3	(18)	(1,055)
Other, net	(13)	-	-	(13)
NOI	122,553	65,139	59,459	(2,045)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,233)	(2,519)	(23,714)	-
Consolidated real estate fund	121	-	-	121
Paramount's share of NOI	$96,441	$62,620	$35,745	$(1,924)

NOI	$122,553	$65,139	$59,459	$(2,045)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(2,958)	158	(3,086)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,662)	371	(2,033)	-
Cash NOI	117,933	65,668	54,340	(2,075)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(24,198)	(2,479)	(21,719)	-
Consolidated real estate fund	121	-	-	121
Paramount's share of Cash NOI	$93,856	$63,189	$32,621	$(1,954)

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(7,684)	$1,955	$4,169	$(13,808)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,716	39,927	17,680	1,109
General and administrative	17,901	-	-	17,901
Interest and debt expense	36,009	21,804	12,323	1,882
Income tax expense	138	-	-	138
NOI from unconsolidated joint ventures	10,376	2,680	9,165	(1,469)
Loss (income) from unconsolidated joint ventures	5,955	(220)	4,651	1,524
Fee income	(6,209)	-	-	(6,209)
Interest and other income, net	(2,252)	-	(50)	(2,202)
Other, net	169	-	-	169
NOI	113,119	66,146	47,938	(965)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(15,733)	(430)	(15,303)	-
Consolidated real estate fund	1,437	-	-	1,437
Paramount's share of NOI	$98,823	$65,716	$32,635	$472

NOI	$113,119	$66,146	$47,938	$(965)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(10,037)	(5,768)	(4,241)	(28)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,701)	388	(2,089)	-
Adjustments related to discontinued operations	114	-	-	114
Cash NOI	101,495	60,766	41,608	(879)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(13,716)	(504)	(13,212)	-
Consolidated real estate fund	1,437	-	-	1,437
Paramount's share of Cash NOI	$89,216	$60,262	$28,396	$558

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(8,244)	$(6,084)	$24,885	$(27,045)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	118,230	77,573	38,712	1,945
General and administrative	32,782	-	-	32,782
Interest and debt expense	69,653	42,598	24,893	2,162
Income tax expense	1,575	5	4	1,566
NOI from unconsolidated joint ventures	20,883	5,570	15,389	(76)
Loss from unconsolidated joint ventures	21,033	11,094	9,702	237
Fee income	(12,871)	-	-	(12,871)
Interest and other (income) loss, net	(2,372)	17	(55)	(2,334)
Other, net	88	-	-	88
NOI	240,757	130,773	113,530	(3,546)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(48,958)	(5,112)	(43,846)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of NOI	$192,005	$125,661	$69,684	$(3,340)

NOI	$240,757	$130,773	$113,530	$(3,546)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,060)	(1,637)	(9,483)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,465)	638	(4,103)	-
Cash NOI	226,232	129,774	99,944	(3,486)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(43,139)	(4,964)	(38,175)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of Cash NOI	$183,299	$124,810	$61,769	$(3,280)

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(2,458)	$11,670	$10,074	$(24,202)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	117,143	79,946	35,007	2,190
General and administrative	30,150	-	-	30,150
Interest and debt expense	72,628	44,536	24,885	3,207
Income tax expense (benefit)	742	-	(7)	749
NOI from unconsolidated joint ventures	23,768	5,624	19,547	(1,403)
Loss (income) from unconsolidated joint ventures	10,176	(138)	8,799	1,515
Fee income	(12,539)	-	-	(12,539)
Interest and other income, net	(1,256)	-	(237)	(1,019)
Adjustments related to discontinued operations	690	-	-	690
Other, net	320	-	-	320
NOI	239,364	141,638	98,068	(342)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(31,424)	(430)	(30,994)	-
Consolidated real estate fund	1,440	-	-	1,440
Paramount's share of NOI	$209,380	$141,208	$67,074	$1,098

NOI	$239,364	$141,638	$98,068	$(342)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(21,841)	(12,178)	(9,716)	53
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,533)	776	(5,309)	-
Adjustments related to discontinued operations	233	-	-	233
Cash NOI	213,223	130,236	83,043	(56)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,918)	(504)	(26,414)	-
Consolidated real estate fund	1,440	-	-	1,440
Paramount's share of Cash NOI	$187,745	$129,732	$56,629	$1,384

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2021 and 2020. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2021 (1)	$96,441	$62,620		$35,745	$(1,924)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	(1,908)	(776)		(3,056)	1,924
Paramount's share of Same Store NOI for the three
months ended June 30, 2021	$94,533	$61,844		$32,689	$-

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2020 (1)	$98,823	$65,716		$32,635	$472
Dispositions / Discontinued Operations	(3,881)	(1,734)	(2)	-	(2,147)	(3)
Non-cash write-offs (primarily straight-line rent receivables)	7,685	4,993		2,692	-
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	1,598	(77)		-	1,675
Paramount's share of Same Store NOI for the three
months ended June 30, 2020	$106,165	$70,050		$36,115	$-

Decrease in Same Store NOI	$(11,632)	$(8,206)	$(3,426)	$-
% Decrease	(11.0%)	(11.7%)	(9.5%)

(1)	See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2021 (1)	$93,856	$63,189		$32,621	$(1,954)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	(1,885)	(776)		(3,063)	1,954
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2021	$91,971	$62,413		$29,558	$-

	For the Three Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2020 (1)	$89,216	$60,262		$28,396	$558
Dispositions / Discontinued Operations	(3,456)	(1,195)	(2)	-	(2,261)	(3)
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	1,626	(77)		-	1,703
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2020	$89,326	$60,142		$29,184	$-

Increase in Same Store Cash NOI	$2,645	$2,271	$374	$-
% Increase	3.0%	3.8%	1.3%

(1)	See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2021 (1)	$192,005	$125,661		$69,684	$(3,340)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	1,332	(231)		(1,777)	3,340
Paramount's share of Same Store NOI for the six
months ended June 30, 2021	$193,337	$125,430		$67,907	$-

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2020 (1)	$209,380	$141,208		$67,074	$1,098
Dispositions / Discontinued Operations	(9,155)	(4,797)	(2)	-	(4,358)	(3)
Non-cash write-offs (primarily straight-line rent receivables)	7,685	4,993		2,692	-
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	3,100	(153)		(7)	3,260
Paramount's share of Same Store NOI for the six
months ended June 30, 2020	$212,950	$142,403		$70,547	$-

Decrease in Same Store NOI	$(19,613)	$(16,973)	$(2,640)	$-
% Decrease	(9.2%)	(11.9%)	(3.7%)

(1)	See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2021 (1)	$183,299	$124,810		$61,769	$(3,280)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	1,123	(373)		(1,784)	3,280
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2021	$184,422	$124,437		$59,985	$-

	For the Six Months Ended June 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2020 (1)	$187,745	$129,732		$56,629	$1,384
Dispositions / Discontinued Operations	(8,480)	(3,889)	(2)	-	(4,591)	(3)
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	3,047	(153)		(7)	3,207
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2020	$184,252	$126,842		$57,410	$-

Increase (decrease) in Same Store Cash NOI	$170	$(2,405)	$2,575	$-
% Increase (decrease)	0.1%	(1.9%)	4.5%

(1)	See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

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

The following table presents a reconciliation of net loss to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Reconciliation of net loss to FFO and Core FFO:
Net loss	$(10,128)	$(7,684)	$(8,244)	$(2,458)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	70,264	70,546	139,405	141,486
Adjustments related to discontinued operations	-	-	-	690
FFO	60,136	62,862	131,161	139,718
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(18,453)	(8,711)	(33,527)	(17,680)
Consolidated real estate fund	29	1,235	(56)	1,212
Operating Partnership	(3,769)	(4,723)	(8,761)	(11,001)
FFO attributable to common stockholders	$37,943	$50,663	$88,817	$112,249
Per diluted share	$0.17	$0.23	$0.40	$0.50

FFO	$60,136	$62,862	$131,161	$139,718
Non-core items:
Adjustments to equity in earnings for contributions to (distributions from) an unconsolidated joint venture	10,492	(920)	9,915	(1,308)
Other, net	133	324	379	627
Core FFO	70,761	62,266	141,455	139,037
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(18,453)	(8,711)	(33,527)	(17,680)
Consolidated real estate fund	29	1,235	(56)	1,212
Operating Partnership	(4,729)	(4,672)	(9,692)	(10,942)
Core FFO attributable to common stockholders	$47,608	$50,118	$98,180	$111,627
Per diluted share	$0.22	$0.23	$0.45	$0.50

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,696,284	221,573,199	218,681,228	224,671,206
Effect of dilutive securities	51,117	4,225	50,563	20,164
Denominator for FFO and Core FFO per diluted share	218,747,401	221,577,424	218,731,791	224,691,370

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2021.

Property	Rate	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
1633 Broadway	2.99%	$-		$-	$-	$-	$-	$1,250,000	$1,250,000	$1,250,176
1301 Avenue of the Americas	3.05%	500,000	(1)	-	-	-	-	-	500,000	500,061
31 West 52nd Street	3.80%	-		-	-	-	-	500,000	500,000	517,906
One Market Plaza	4.03%	-		-	-	975,000	-	-	975,000	1,000,849
300 Mission Street	3.65%	-		-	256,864	-	-	-	256,864	260,513
Total Fixed Rate Debt	3.46%	$500,000		$-	$256,864	$975,000	$-	$1,750,000	$3,481,864	$3,529,505

Variable Rate Debt:
1301 Avenue of the Americas	1.93%	$350,000	(1)	$-	$-	$-	$-	$-	$350,000	$348,732
Revolving Credit Facility	n/a	-		-	-	-	-	-	-	-
Total Variable Rate Debt	1.93%	$350,000		$-	$-	$-	$-	$-	$350,000	$348,732

Total Consolidated Debt	3.32%	$850,000		$-	$256,864	$975,000	$-	$1,750,000	$3,831,864	$3,878,237

(1)	This debt matures in November 2021. We are currently exploring various alternatives to refinance this debt.

In addition to the above, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness as of June 30, 2021, of which our share was $611,320,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of June 30, 2021			As of December 31, 2020
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$350,000	1.93%	$3,500	$350,000	1.99%
Fixed rate	2,682,647	3.36%	-	2,678,781	3.36%
	$3,032,647	3.19%	$3,500	$3,028,781	3.20%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$107,623	3.27%	$1,076	$103,880	3.31%
Fixed rate	503,697	3.30%	-	503,767	3.30%
	$611,320	3.30%	$1,076	$607,647	3.30%

Noncontrolling interests' share of above			$(413)
Total change in annual net income			$4,163
Per diluted share			$0.02

On March 5, 2021, the Financial Conduct Authority (“FCA”) confirmed it will cease the publication of the one-week and two-month LIBOR rates after December 31, 2021. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and interest rate swaps, including interest rates for our variable rate debt and interest rate swaps of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR may become unavailable prior to that point. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of June 30, 2021, all of our variable rate debt outstanding is indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares in the three and six months ended June 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†	Amended and Restated 2014 Equity Incentive Plan, effective as of May 13, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 17, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	July 27, 2021	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	July 27, 2021	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)