Form 10-Q
period 2021-09-30
Paramount Group, Inc.
filed 2021-10-27
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2021

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

As of October 15, 2021, there were 218,956,406 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2021	December 31, 2020
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,031,662	5,997,078
	7,997,899	7,963,315
Accumulated depreciation and amortization	(1,069,433)	(966,697)
Real estate, net	6,928,466	6,996,618
Cash and cash equivalents	494,569	434,530
Restricted cash	27,977	30,794
Investments in unconsolidated joint ventures	405,391	412,724
Investments in unconsolidated real estate funds	12,225	12,917
Accounts and other receivables	11,385	17,502
Deferred rent receivable	338,165	330,239
Deferred charges, net of accumulated amortization of $66,029 and $56,612	115,658	116,278
Intangible assets, net of accumulated amortization of $249,580 and $283,332	127,529	153,519
Other assets	84,220	48,976
Total assets (1)	$8,545,585	$8,554,097

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $23,555 and $18,695	$3,834,445	$3,800,739
Revolving credit facility	-	-
Accounts payable and accrued expenses	117,758	101,901
Dividends and distributions payable	16,897	16,796
Intangible liabilities, net of accumulated amortization of $108,249 and $107,981	47,855	55,996
Other liabilities	65,413	62,931
Total liabilities (1)	4,082,368	4,038,363
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 218,956,406 and 218,817,337 shares in 2021 and 2020, respectively	2,189	2,188
Additional paid-in-capital	4,117,939	4,120,173
Earnings less than distributions	(524,717)	(456,393)
Accumulated other comprehensive loss	(6,730)	(12,791)
Paramount Group, Inc. equity	3,588,681	3,653,177
Noncontrolling interests in:
Consolidated joint ventures	435,142	437,161
Consolidated real estate fund	82,209	79,017
Operating Partnership (21,799,022 and 20,756,618 units outstanding)	357,185	346,379
Total equity	4,463,217	4,515,734
Total liabilities and equity	$8,545,585	$8,554,097

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.9% as of September 30, 2021. As of September 30, 2021, the Operating Partnership includes $4,070,290 and $2,581,637 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenues:
Rental revenue	$170,851	$165,420	$518,625	$504,834
Fee and other income	8,280	11,355	23,941	27,045
Total revenues	179,131	176,775	542,566	531,879
Expenses:
Operating	67,131	67,865	197,821	199,192
Depreciation and amortization	57,522	58,889	175,752	176,032
General and administrative	13,257	16,805	46,039	46,955
Transaction related costs	87	81	503	542
Total expenses	137,997	143,640	420,115	422,721
Other income (expense):
Income (loss) from unconsolidated joint ventures	223	(4,268)	(20,810)	(14,444)
Income (loss) from unconsolidated real estate funds	276	(56)	604	85
Interest and other income, net	138	1,104	2,510	2,360
Interest and debt expense	(36,266)	(35,792)	(105,919)	(108,420)
Income (loss) from continuing operations, before income taxes	5,505	(5,877)	(1,164)	(11,261)
Income tax expense	(873)	(393)	(2,448)	(1,135)
Income (loss) from continuing operations, net	4,632	(6,270)	(3,612)	(12,396)
Income from discontinued operations, net	-	2,147	-	5,815
Net income (loss)	4,632	(4,123)	(3,612)	(6,581)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,768)	(3,566)	(16,924)	(5,485)
Consolidated real estate fund	(3,123)	79	(3,179)	1,291
Operating Partnership	204	652	2,139	895
Net loss attributable to common stockholders	$(2,055)	$(6,958)	$(21,576)	$(9,880)

(Loss) Income per Common Share - Basic
Loss from continuing operations, net	$(0.01)	$(0.04)	$(0.10)	$(0.07)
Income from discontinued operations, net	-	0.01	-	0.03
Net loss per common share	$(0.01)	$(0.03)	$(0.10)	$(0.04)
Weighted average common shares outstanding	218,706,356	221,461,146	218,689,696	223,593,376

(Loss) Income per Common Share - Diluted
Loss from continuing operations, net	$(0.01)	$(0.04)	$(0.10)	$(0.07)
Income from discontinued operations, net	-	0.01	-	0.03
Net loss per common share	$(0.01)	$(0.03)	$(0.10)	$(0.04)
Weighted average common shares outstanding	218,706,356	221,461,146	218,689,696	223,593,376

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$4,632	$(4,123)	$(3,612)	$(6,581)
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	995	-	995	-
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	928	904	5,677	(15,453)
Comprehensive income (loss)	6,555	(3,219)	3,060	(22,034)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,768)	(3,566)	(16,924)	(5,485)
Consolidated real estate fund	(3,123)	75	(3,191)	1,283
Operating Partnership	30	575	1,541	2,319
Comprehensive loss attributable to common stockholders	$(306)	$(6,135)	$(15,514)	$(23,917)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123
Net (loss) income	-	-	-	(2,055)	-	3,768	3,123	(204)	4,632
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(6)	-	-	(14)	-	-	-	-	(14)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,570)	(16,897)
Distributions to noncontrolling interests	-	-	-	-	-	(11,054)	-	-	(11,054)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	905	-	-	90	995
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	843	-	1	84	928
Amortization of equity awards	-	-	305	-	-	-	-	3,928	4,233
Reallocation of noncontrolling interest	-	-	3,474	-	-	-	-	(3,474)	-
Other	-	-	271	-	-	-	-	-	271
Balance as of September 30, 2021	218,956	$2,189	$4,117,939	$(524,717)	$(6,730)	$435,142	$82,209	$357,185	$4,463,217

Balance as of June 30, 2020	221,764	$2,219	$4,133,542	$(397,220)	$(15,031)	$436,183	$79,243	$348,740	$4,587,676
Net (loss) income	-	-	-	(6,958)	-	3,566	(79)	(652)	(4,123)
Common shares issued upon redemption of common units	24	-	399	-	-	-	-	(399)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(10)	(2)	-	-	-	-	-	-	(2)
Repurchases of common shares	(1,233)	(12)	(8,508)	-	-	-	-	-	(8,520)
Dividends and distributions ($0.10 per share and unit)	-	-	-	(22,060)	-	-	-	(2,113)	(24,173)
Distributions to noncontrolling interests	-	-	-	-	-	(3,173)	-	-	(3,173)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	823	-	4	77	904
Amortization of equity awards	-	-	292	-	-	-	-	4,252	4,544
Reallocation of noncontrolling interest	-	-	2,762	-	-	-	-	(2,762)	-
Balance as of September 30, 2020	220,545	$2,205	$4,128,487	$(426,238)	$(14,208)	$436,576	$79,168	$347,143	$4,553,133

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(21,576)	-	16,924	3,179	(2,139)	(3,612)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	129	1	-	(215)	-	-	-	-	(214)
Dividends and distributions ($0.21 per share and unit)	-	-	-	(45,981)	-	-	-	(4,702)	(50,683)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(19,616)	-	-	(19,616)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	905	-	-	90	995
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	5,156	-	13	508	5,677
Amortization of equity awards	-	-	916	-	-	-	-	13,628	14,544
Reallocation of noncontrolling interest	-	-	(3,586)	-	-	-	-	3,586	-
Other	-	-	271	(552)	-	552	-	-	271
Balance as of September 30, 2021	218,956	$2,189	$4,117,939	$(524,717)	$(6,730)	$435,142	$82,209	$357,185	$4,463,217

Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(9,880)	-	5,485	(1,291)	(895)	(6,581)
Common shares issued upon redemption of common units	5,150	51	85,659	-	-	-	-	(85,710)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	53	1	-	(319)	-	-	-	-	(318)
Repurchases of common shares	(12,090)	(121)	(108,399)	-	-	-	-	-	(108,520)
Dividends and distributions ($0.30 per share and unit)	-	-	-	(66,482)	-	-	-	(6,325)	(72,807)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(9,530)	-	-	(9,530)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(14,037)	-	8	(1,424)	(15,453)
Amortization of equity awards	-	-	984	-	-	-	-	13,268	14,252
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(16,171)	-	-	-	-	16,171	-
Balance as of September 30, 2020	220,545	$2,205	$4,128,487	$(426,238)	$(14,208)	$436,576	$79,168	$347,143	$4,553,133

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,612)	$(6,581)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	175,752	176,722
Loss from unconsolidated joint ventures	20,810	14,444
Amortization of stock-based compensation expense	14,421	14,141
Straight-lining of rental revenue	(7,925)	(24,170)
Amortization of deferred financing costs	7,306	6,957
Distributions of earnings from unconsolidated joint ventures	3,950	1,688
Amortization of above and below-market leases, net	(2,335)	(4,653)
Realized and unrealized gains on marketable securities	(1,271)	(129)
Income from unconsolidated real estate funds	(604)	(85)
Distributions of earnings from unconsolidated real estate funds	535	480
Other non-cash adjustments	2,330	231
Changes in operating assets and liabilities:
Accounts and other receivables	6,118	3,942
Deferred charges	(12,664)	(10,116)
Other assets	(30,014)	(36,068)
Accounts payable and accrued expenses	12,830	2,827
Other liabilities	2,433	(61)
Net cash provided by operating activities	188,060	139,569

Cash Flows from Investing Activities:
Additions to real estate	(74,134)	(60,348)
Purchases of marketable securities	(21,562)	(12,207)
Sales of marketable securities	18,305	19,049
Contributions of capital to unconsolidated joint ventures	(11,750)	-
Distributions of capital from unconsolidated real estate funds	3,959	-
Contributions of capital to unconsolidated real estate funds	(3,198)	(2,945)
Repayment of amounts due from affiliates	-	36,918
Net cash used in investing activities	(88,380)	(19,533)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash Flows from Financing Activities:
Proceeds from notes and mortgages payable	$888,566	$9,791
Repayment of notes and mortgages payable	(850,000)	-
Dividends paid to common stockholders	(45,970)	(67,165)
Distributions to noncontrolling interests	(19,616)	(9,530)
Debt issuance costs	(10,593)	-
Distributions paid to common unitholders	(4,612)	(6,724)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(214)	(318)
Purchase of interest rate caps	(140)	-
Contributions from noncontrolling interests	121	11,555
Borrowings under revolving credit facility	-	163,082
Proceeds from the sale of a 10.0% interest in 1633 Broadway	-	111,984
Repurchases of common shares	-	(108,520)
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	-	(8,771)
Net cash (used in) provided by financing activities	(42,458)	95,384

Net increase in cash and cash equivalents and restricted cash	57,222	215,420
Cash and cash equivalents and restricted cash at beginning of period	465,324	331,487
Cash and cash equivalents and restricted cash at end of period	$522,546	$546,907

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$434,530	$306,215
Restricted cash at beginning of period	30,794	25,272
Cash and cash equivalents and restricted cash at beginning of period	$465,324	$331,487

Cash and cash equivalents at end of period	$494,569	$515,942
Restricted cash at end of period	27,977	30,965
Cash and cash equivalents and restricted cash at end of period	$522,546	$546,907

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$98,917	$102,379
Cash payments for income taxes, net of refunds	970	1,440

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	16,897	24,173
Additions to real estate included in accounts payable and accrued expenses	17,842	14,644
Write-off of fully amortized and/or depreciated assets	43,232	8,677
Common shares issued upon redemption of common units	165	85,710
Change in value of interest rate swaps and interest rate caps	995	-

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership. We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. As of September 30, 2021, our portfolio consisted of 13 Class A properties aggregating 12.9 million square feet. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.9% of, the Operating Partnership as of September 30, 2021.

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

The U.S. Food and Drug Administration has approved the use of one COVID-19 vaccine and has issued emergency use authorizations of two additional vaccines for the prevention of COVID-19. The availability of these vaccines has resulted in a significant portion of the population in New York and San Francisco being vaccinated and enabled New York and San Francisco to lift most COVID-19 restrictions. Notwithstanding the vaccination success, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the fluidity of the situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2020 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results for the full year.

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

(Amounts in thousands)	For the Three Months	For the Nine Months
Income Statement: (1)	Ended September 30, 2020	Ended September 30, 2020
Revenues:
Rental revenue	$3,556	$10,634
Other income	85	215
Total revenues	3,641	10,849
Expenses:
Operating	1,483	4,333
Depreciation and amortization	-	690
Total expenses	1,483	5,023
Income before income taxes	2,158	5,826
Income tax expense	(11)	(11)
Income from discontinued operations, net	$2,147	$5,815

(Amounts in thousands)	For the Nine Months
Statement of Cash Flows: (1)	Ended September 30, 2020
Cash provided by operating activities	$3,262

Additional Cash Flow information:
Depreciation and amortization	$690

(1)	Represents revenues, expenses, net income and cash flow information of 1899 Pennsylvania Avenue, which was sold on December 24, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2021	December 31, 2020
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	186,301	192,306
55 Second Street (2)	44.1%	89,576	92,298
111 Sutter Street	49.0%	35,956	37,818
60 Wall Street (2)	5.0%	19,216	19,164
One Steuart Lane (2)	35.0% (3)	70,656	67,505
Oder-Center, Germany (2)	9.5%	3,686	3,633
Investments in unconsolidated joint ventures		$405,391	$412,724

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Our Share of Net Income (Loss):	2021		2020	2021		2020
712 Fifth Avenue (1)	$431		$229	$(10,697)		$458
Market Center	(2,228)		(2,654)	(9,272)		(8,578)
55 Second Street (2)	(702)		(713)	(2,171)		(2,059)
111 Sutter Street	(685)		(884)	(1,874)		(2,413)
60 Wall Street (2)	18		10	52		(81)
One Steuart Lane (2)	3,363	(4)	(223)	3,138	(4)	(1,773)
Oder-Center, Germany (2)	26		(33)	14		2
Income (loss) from unconsolidated joint ventures	$223		$(4,268)	$(20,810)		$(14,444)

(1)

At December 31, 2020, our basis in the joint venture that owns 712 Fifth Avenue was negative $22,345. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. During the nine months ended September 30, 2021, we received $1,053 in distributions from the joint venture and made an $11,750 contribution to the joint venture. Accordingly, we recognized a loss of $10,697, which is included in “loss from unconsolidated joint ventures” on our consolidated statements of income for the nine months ended September 30, 2021. Additionally, the joint venture had net losses of $3,439 for the nine months ended September 30, 2021, of which our 50.0% share was $1,720. Accordingly, our basis in the joint venture, taking into account distributions received, contributions made and our share of losses, was negative $13,368 as of September 30, 2021.

(2)

As of September 30, 2021, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $480, $2,628, $970 and $4,797, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs. Basis differences allocated to depreciable assets are being amortized into income or loss from the unconsolidated joint ventures to which they relate, over the estimated useful life of the related assets.

(3)	Represents our consolidated Residential Development Fund’s (“RDF”) economic interest in One Steuart Lane, a for-sale residential condominium development project.
(4)	Includes RDF’s share of gain on sale of residential condominium units.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2021	December 31, 2020
Real estate, net	$2,254,141	$2,674,858
Cash and cash equivalents and restricted cash	210,194	120,149
Intangible assets, net	71,193	110,307
For-sale residential condominium units (1)	389,755	-
Other assets	62,099	45,761
Total assets	$2,987,382	$2,951,075

Notes and mortgages payable, net	$1,846,667	$1,801,084
Intangible liabilities, net	20,447	26,772
Other liabilities	73,926	87,575
Total liabilities	1,941,040	1,915,431
Equity	1,046,342	1,035,644
Total liabilities and equity	$2,987,382	$2,951,075

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Income Statements:	2021		2020	2021		2020
Revenues:
Rental revenue	$57,998		$61,340	$171,721		$182,923
Other income	92,360	(2)	625	93,698	(2)	2,149
Total revenues	150,358		61,965	265,419		185,072
Expenses:
Operating	102,949	(2)	26,381	153,526	(2)	81,963
Depreciation and amortization	26,432		29,700	80,899		88,981
Total expenses	129,381		56,081	234,425		170,944
Other income (expense):
Interest and other (loss) income	(27)		(45)	(83)		3
Interest and debt expense	(17,503)		(14,030)	(45,135)		(44,244)
Net income (loss) before income taxes	3,447		(8,191)	(14,224)		(30,113)
Income tax expense	(17)		(1)	(32)		(45)
Net income (loss)	$3,430		$(8,192)	$(14,256)		$(30,158)

(1)	Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)	Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively, “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of September 30, 2021, Fund X has $192,000,000 of capital committed, of which $78,968,000 has been invested and $34,424,000 has been reserved for future funding. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, our share of the investments in the above mentioned unconsolidated real estate funds aggregated $12,225,000 and $12,917,000, respectively. We recognized income of $276,000 and loss of $56,000 for the three months ended September 30, 2021 and 2020, respectively, and income of $604,000 and $85,000 for the nine months ended September 30, 2021 and 2020, respectively.

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2021	December 31, 2020
Intangible assets:
Gross amount	$377,109	$436,851
Accumulated amortization	(249,580)	(283,332)
	$127,529	$153,519
Intangible liabilities:
Gross amount	$156,104	$163,977
Accumulated amortization	(108,249)	(107,981)
	$47,855	$55,996

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Amortization of above and below-market leases, net (component of "rental revenue")	$722	$1,910	$2,335	$4,688
Amortization of acquired in-place leases (component of "depreciation and amortization")	6,413	9,195	20,183	27,877

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

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas, a 1.7 million square foot trophy office building, located in New York, New York. The new five-year interest-only loan has a weighted average interest rate of 2.95% and is comprised of a $500,000,000 fixed rate tranche and a $360,000,000 variable rate tranche. The proceeds from the refinancing were used to repay the existing $850,000,000 loan that was scheduled to mature in November 2021.

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2021	September 30, 2021	December 31, 2020
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (3)	3.65%	360,000	350,000
			2.95%	860,000	850,000

31 West 52nd Street	June-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	273,000	244,434

Total notes and mortgages payable			3.40%	3,858,000	3,819,434
Less: unamortized deferred financing costs				(23,555)	(18,695)
Total notes and mortgages payable, net				$3,834,445	$3,800,739

$1.0 Billion Revolving Credit Facility	Jan-2022 (4)	L + 115 bps	n/a	$-	$-

(1)	Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 8, Derivative Instruments and Hedging Activities.
(3)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See Note 8, Derivative Instruments and Hedging Activities.
(4)	The $1.0 billion revolving credit facility matures on January 10, 2022 and has two six-month extension options.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and interest rate caps. Interest rate swaps and interest rate caps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. The changes in the fair value of interest rate swaps and interest rate caps that are designated as hedges are recognized in “other comprehensive loss” (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas. In connection with the refinancing, we entered into interest rate swap agreements on the loan with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $995,000 for the three and nine months ended September 30, 2021, from the changes in fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Loss. During the next twelve months, we estimate that $1,687,000 of the amounts to be recognized in accumulated other comprehensive loss will be reclassified as an increase to interest expense.

The table below provide additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	0.46%	$1,053
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$1,053

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of September 30, 2021, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 12,090,055 shares were repurchased in the nine months ended September 30, 2020 at a weighted average price of $8.98 per share, or $108,520,000 in the aggregate. We did not repurchase any shares in the nine months ended September 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Accumulated Other Comprehensive Loss

The following table sets forth changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2021 and 2020, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Amount of income related to the cash flow hedges recognized in other comprehensive loss (1)	$671	$-	$671	$-
Amounts reclassified from accumulated other comprehensive loss increasing interest and debt expense (1)	324	-	324	-
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive loss (2)	(88)	(62)	2,693	(16,734)
Amounts reclassified from accumulated other comprehensive loss increasing loss from unconsolidated joint ventures (2)	1,016	966	2,984	1,281

(1)

Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.

(2)	Primarily represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of September 30, 2021 and December 31, 2020, noncontrolling interests in our consolidated joint ventures aggregated $435,142,000 and $437,161,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of September 30, 2021 and December 31, 2020, the noncontrolling interest in our consolidated real estate fund aggregated $82,209,000 and $79,017,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2021 and December 31, 2020, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $357,185,000 and $346,379,000, respectively, and a redemption value of $195,973,000 and $187,640,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.9% of, the Operating Partnership as of September 30, 2021. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2021 and December 31, 2020, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2021	December 31, 2020
Real estate, net	$3,437,064	$3,470,766
Cash and cash equivalents and restricted cash	206,019	134,647
Investments in unconsolidated joint ventures	70,656	67,505
Accounts and other receivables	3,887	6,871
Deferred rent receivable	202,051	192,401
Deferred charges, net	50,621	55,156
Intangible assets, net	65,742	76,545
Other assets	34,250	21,496
Total VIE assets	$4,070,290	$4,025,387

Notes and mortgages payable, net	$2,487,363	$2,457,272
Accounts payable and accrued expenses	59,348	51,590
Intangible liabilities, net	29,084	33,566
Other liabilities	5,842	4,486
Total VIE liabilities	$2,581,637	$2,546,914

Unconsolidated VIEs

As of September 30, 2021, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2021	December 31, 2020
Investments	$12,225	$12,917
Asset management fees and other receivables	23	561
Maximum risk of loss	$12,248	$13,478

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Fair Value Measurements

Financial Assets Measured at Fair Value

Interest rate swaps and interest rate caps are valued by a third-party specialist using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each swap and cap. This analysis reflects the contractual terms of the interest rate swaps and interest rate caps and uses observable market-based inputs, including interest rate curves and implied volatilities. Interest rate swaps and interest rate caps are classified as Level 2 in the fair value hierarchy.

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$21,706	$21,706	$-	$-
Interest rate swap assets (included in "other assets")	1,053	-	1,053	-
Interest rate cap assets (included in "other assets")	82	-	82	-
Total assets	$22,841	$21,706	$1,135	$-

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets")	$17,178	$17,178	$-	$-
Total assets	$17,178	$17,178	$-	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,902,911	$3,819,434	$3,871,644
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,902,911	$3,819,434	$3,871,644

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	Leases

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2021	2020		2021		2020
Rental revenue:
Fixed	$158,400	$153,065	(1)	$478,670		$467,609	(1)
Variable	12,451	12,355		39,955	(2)	37,225
Total rental revenue	$170,851	$165,420		$518,625		$504,834

(1)

Includes (i) $14,863 and $26,172 of non-cash write-offs, primarily for straight-line rent receivables in the three and nine months ended September 30, 2020, respectively, and (ii) $2,051 of reserves for uncollectible accounts receivable in the nine months ended September 30, 2020.

(2)	Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of September 30, 2021, for the three-month period from October 1, 2021 through December 31, 2021, and each of the five succeeding years and thereafter commencing January 1, 2022.

(Amounts in thousands)
2021	$161,526
2022	634,446
2023	620,383
2024	596,696
2025	541,026
2026	445,087
Thereafter	2,168,408
Total	$5,167,572

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Fee income:
Asset management	$3,280	$3,636	$10,175	$10,728
Property management	2,176	2,270	6,457	6,959
Acquisition, disposition, leasing and other	1,105	3,247	2,800	4,005
Total fee income	6,561	9,153	19,432	21,692
Other income (1)	1,719	2,202	4,509	5,353
Total fee and other income	$8,280	$11,355	$23,941	$27,045

(1)	Primarily comprised of (i) tenant requested services, including overtime heating and cooling and (ii) parking income.

16.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
Interest income, net	$221	$364	$1,008	$1,780
Mark-to-market of investments in our deferred compensation plans (1)	(83)	740	1,502	580
Total interest and other income, net	$138	$1,104	$2,510	$2,360

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2021		2020	2021		2020
Interest expense	$33,600		$33,472	$98,613		$101,463
Amortization of deferred financing costs	2,666	(1)	2,320	7,306	(1)	6,957
Total interest and debt expense	$36,266		$35,792	$105,919		$108,420

(1)	Includes $761 of expense from the non-cash write-off of deferred financing costs in connection with the $860,000 refinancing of 1301 Avenue of the Americas in July 2021. See Note 7, Debt.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,192,000 and $4,503,000 for the three months ended September 30, 2021 and 2020, respectively, and $14,421,000 and $14,141,000 for the nine months ended September 30, 2021 and 2020, respectively, related to awards granted in prior periods, including the 2020 equity grants (“2020 Equity Grants”) described below.

2020 Equity Grants

2020 Performance-Based Awards Program (“2020 Performance Program”)

On January 11, 2021, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2020 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2020 Performance Program, participants may earn awards in the form of LTIP units based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2021 and continuing through December 31, 2023. Specifically, 50.0% of the awards would be earned based on the rank of our TSR relative to the TSR of our Central Business District focused New York City office peers, comprised of Vornado Realty Trust, SL Green Realty Corp., Empire State Realty Trust and Columbia Property Trust, and the remaining 50.0% of the awards would be earned based on the percentile rank of our TSR relative to the performance of the constituents of the SNL U.S. Office REIT Index at the time the awards were granted. Furthermore, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2020 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Additionally, if the designated performance objectives are achieved, awards earned under the 2020 Performance Program are subject to vesting based on continued employment with us through December 31, 2024, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2024. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2020 Performance Program on the date of the grant was $7,303,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completion of the 2017 Performance-Based Awards Program (“2017 Performance Program”)

On January 11, 2021, the Compensation Committee determined that the performance goals set forth in the 2017 Performance Program were not satisfied during the performance measurement period, which ended on December 31, 2020. Accordingly, all of the 1,382,807 LTIP units that were granted on February 5, 2018, were forfeited, with no awards being earned. These awards had a grant date fair value of $7,009,000 and a remaining unrecognized compensation cost of $208,000 as of September 30, 2021, which will be amortized over a weighted-average period of 0.25 years.

19.	Earnings Per Share

The following table summarizes our net loss and the number of common shares used in the computation of basic and diluted loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Continuing Operations:
Net loss from continuing operations attributable to common stockholders	$(2,055)	$(8,921)	$(21,576)	$(15,187)
Earnings allocated to unvested participating securities	(17)	(14)	(54)	(40)
Numerator for loss from continuing operations per common share - basic and diluted	(2,072)	(8,935)	(21,630)	(15,227)
Discontinued Operations:
Net income from discontinued operations attributable to common stockholders	-	1,963	-	5,307
Earnings allocated to unvested participating securities	-	(4)	-	(14)
Numerator for income from discontinued operations per common share - basic and diluted	-	1,959	-	5,293
Numerator for loss per common share - basic and diluted	$(2,072)	$(6,976)	$(21,630)	$(9,934)

Denominator:
Denominator for basic loss per common share - weighted average shares	218,706	221,461	218,690	223,593
Effect of dilutive stock-based compensation plans (1)	-	-	-	-
Denominator for diluted loss per common share - weighted average shares	218,706	221,461	218,690	223,593

(Loss) Income per Common Share - Basic and Diluted:
Continuing operations, net	$(0.01)	$(0.04)	$(0.10)	$(0.07)
Discontinued operations, net	-	0.01	-	0.03
Loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.10)	$(0.04)

(1)

The effect of dilutive securities excludes 23,862 and 22,941 weighted average share equivalents for the three months ended September 30, 2021 and 2020, respectively, and 23,785 and 23,795 weighted average share equivalents for the nine months ended September 30, 2021 and 2020, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $270,000 and $260,000 for the three months ended September 30, 2021 and 2020, respectively, and $1,497,000 and $967,000 for the nine months ended September 30, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $474,000 and $34,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide property management, asset management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $5,737,000 and $6,841,000 for the three months ended September 30, 2021 and 2020, respectively, and $16,239,000 and $17,550,000 for the nine months ended September 30, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $4,097,000 and $5,011,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred to sell investments in these funds or their feeder vehicles, including certain incremental costs incurred by HTC as a result of the engagement, plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $127,000 and $124,000 for the three months ended September 30, 2021 and 2020, respectively, and $372,000 and $389,000 for the nine months ended September 30, 2021 and 2020, respectively, in connection with this agreement, which is included as a component of “transaction related costs” on our consolidated statements of income. As of September 30, 2021 and December 31, 2020, we owed $250,000 and $123,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended September 30, 2021 and 2020, and $272,000 in each of the nine months ended September 30, 2021 and 2020 for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to, among other things, develop company-wide standard branding guidelines. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. We recognized expenses of $10,000 for the three and nine months ended September 30, 2021 and $47,000 and $187,000 for the three and nine months ended September 30, 2020, respectively. There were no amounts owed to Kramer Design  under this agreement as of September 30, 2021 and December 31, 2020.

Kramer Design has also entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. We recognized expenses of $29,000 for the nine months ended September 30, 2020 for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $51,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$172,570	$109,842	$63,527	$(799)
Property-related operating expenses	(67,131)	(47,545)	(18,646)	(940)
NOI from unconsolidated joint ventures (including One Steuart Lane)	16,214	2,875	8,665	4,674
NOI attributable to One Steuart Lane	(4,587)	-	-	(4,587)
NOI (1)	$117,066	$65,172	$53,546	$(1,652)

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$171,263	$106,287	$62,086	$2,890
Property-related operating expenses	(69,349)	(49,072)	(17,825)	(2,452)
NOI from unconsolidated joint ventures	12,935	3,116	10,019	(200)
NOI (1)	$114,849	$60,331	$54,280	$238

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$523,134	$329,870	$195,673	$(2,409)
Property-related operating expenses	(197,821)	(142,370)	(52,651)	(2,800)
NOI from unconsolidated joint ventures (including One Steuart Lane)	37,097	8,445	24,054	4,598
NOI attributable to One Steuart Lane	(4,587)	-	-	(4,587)
NOI (1)	$357,823	$195,945	$167,076	$(5,198)

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$521,036	$338,543	$173,580	$8,913
Property-related operating expenses	(203,526)	(145,314)	(50,798)	(7,414)
NOI from unconsolidated joint ventures	36,703	8,740	29,566	(1,603)
NOI (1)	$354,213	$201,969	$152,348	$(104)

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

(2)	NOI for the three and nine months ended September 30, 2020 includes NOI from discontinued operations. See Note 3, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2021	2020	2021	2020
NOI	$117,066	$114,849	$357,823	$354,213
Add (subtract) adjustments to arrive to net income:
Fee income	6,561	9,153	19,432	21,692
Depreciation and amortization expense	(57,522)	(58,889)	(175,752)	(176,032)
General and administrative expenses	(13,257)	(16,805)	(46,039)	(46,955)
NOI from unconsolidated joint ventures (including One Steuart Lane)	(16,214)	(12,935)	(37,097)	(36,703)
Income (loss) from unconsolidated joint ventures	223	(4,268)	(20,810)	(14,444)
NOI attributable to One Steuart Lane	4,587	-	4,587	-
Interest and other income, net	138	1,104	2,510	2,360
Interest and debt expense	(36,266)	(35,792)	(105,919)	(108,420)
Adjustments related to discontinued operations	-	(2,157)	-	(6,515)
Other, net	189	(137)	101	(457)
Income (loss) from continuing operations, before income taxes	5,505	(5,877)	(1,164)	(11,261)
Income tax expense	(873)	(393)	(2,448)	(1,135)
Income (loss) from continuing operations, net	4,632	(6,270)	(3,612)	(12,396)
Income from discontinued operations, net	-	2,147	-	5,815
Net income (loss)	4,632	(4,123)	(3,612)	(6,581)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,768)	(3,566)	(16,924)	(5,485)
Consolidated real estate fund	(3,123)	79	(3,179)	1,291
Operating Partnership	204	652	2,139	895
Net loss attributable to common stockholders	$(2,055)	$(6,958)	$(21,576)	$(9,880)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2021	$8,545,585	$5,375,688	$2,712,559	$457,338
December 31, 2020	8,554,097	5,388,596	2,698,983	466,518

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.9% of, the Operating Partnership as of September 30, 2021.

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

The U.S. Food and Drug Administration has approved the use of one COVID-19 vaccine and has issued emergency use authorizations of two additional vaccines for the prevention of COVID-19. The availability of these vaccines has resulted in a significant portion of the population in New York and San Francisco being vaccinated and enabled New York and San Francisco to lift most COVID-19 restrictions. Notwithstanding the vaccination success, multiple variants of the virus that cause COVID-19 continue to persist globally and in the United States. While we continue to navigate the crisis and monitor the impact of the pandemic on our business, the fluidity of the situation precludes us at this time from making any predictions as to the ultimate impact COVID-19 may have on our future financial condition, results of operations and cash flows.

Financings

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas, a 1.7 million square foot trophy office building, located in New York, New York. The new five-year interest-only loan has a weighted average interest rate of 2.95% and is comprised of a $500,000,000 fixed rate tranche and a $360,000,000 variable rate tranche. The proceeds from the refinancing were used to repay the existing $850,000,000 loan that was scheduled to mature in November 2021.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 12,090,055 shares were repurchased in the nine months ended September 30, 2020 at a weighted average price of $8.98 per share, or $108,520,000 in the aggregate. We did not repurchase any shares in the nine months ended September 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended September 30, 2021

In the three months ended September 30, 2021, we leased 374,385 square feet, of which our share was 314,673 that was leased at a weighted average initial rent of $74.47 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 230 basis points to 90.3% at September 30, 2021 from 88.0% at June 30, 2021. Of the 374,385 square feet leased, 301,568 represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 0.4% on a cash basis and 5.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 10.2 years and weighted average tenant improvements and leasing commissions on these leases were $11.75 per square foot per annum, or 15.8% of initial rent.

New York

In the three months ended September 30, 2021, we leased 328,041 square feet in our New York portfolio, of which our share was 295,369 square feet that was leased at a weighted average initial rent of $72.77 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy by 340 basis points to 89.9% at September 30, 2021 from 86.5% at June 30, 2021. Of the 328,041 square feet leased, 288,786 represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 0.9% on a cash basis and 5.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 10.6 years and weighted average tenant improvements and leasing commissions on these leases were $11.80 per square foot per annum, or 16.2% of initial rent.

San Francisco

In the three months ended September 30, 2021, we leased 46,344 square feet in our San Francisco portfolio, of which our share was 19,304 square feet that was leased at a weighted average initial rent of $100.50 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 70 basis points to 91.4% at September 30, 2021 from 92.1% at June 30, 2021. Of the 46,344 square feet leased in the three months, 12,782 square feet represented our share of second generation space for which rental rates decreased by 6.3% on a cash basis and increased by 5.8% on a GAAP basis. The weighted average lease term for leases signed during the three months was 4.6 years and weighted average tenant improvements and leasing commissions on these leases were $9.94 per square foot per annum, or 9.9% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2021	Total	New York	San Francisco
Total square feet leased	374,385	328,041	46,344
Pro rata share of total square feet leased:	314,673	295,369	19,304
Initial rent (1)	$74.47	$72.77	$100.50
Weighted average lease term (in years)	10.2	10.6	4.6

Tenant improvements and leasing commissions:
Per square foot	$120.34	$125.24	$45.38
Per square foot per annum	$11.75	$11.80	$9.94
Percentage of initial rent	15.8%	16.2%	9.9%

Rent concessions:
Average free rent period (in months)	11.0	11.5	3.5
Average free rent period per annum (in months)	1.1	1.1	0.8

Second generation space: (2)
Square feet	301,568	288,786	12,782
Cash basis:
Initial rent (1)	$73.77	$72.15	$110.45
Prior escalated rent (3)	$73.47	$71.50	$117.85
Percentage increase (decrease)	0.4%	0.9%	(6.3%)
GAAP basis:
Straight-line rent	$71.02	$69.24	$111.21
Prior straight-line rent	$67.16	$65.48	$105.07
Percentage increase	5.8%	5.8%	5.8%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2021	90.3%	89.9%	91.4%
As of June 30, 2021	88.0%	86.5%	92.1%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Leasing Results – Nine Months Ended September 30, 2021

In the nine months ended September 30, 2021, we leased 809,948 square feet, including an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by lease expirations in the nine months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 490 basis points to 90.3% at September 30, 2021 from 95.2% at December 31, 2020. Excluding the theatre leases, 619,422 square feet was leased in the nine months, of which our share was 531,363 square feet that was leased at a weighted average initial rent of $73.17 per square foot. Of the 619,422 square feet leased, 475,896 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased 0.6% on a cash basis and increased 0.9% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 9.7 years and weighted average tenant improvements and leasing commissions on these leases were $11.24 per square foot per annum, or 15.4% of initial rent.

New York

In the nine months ended September 30, 2021, we leased 708,646 square feet in our New York portfolio, including an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by the lease expirations in the nine months, decreased leased occupancy and same store leased occupancy by 520 basis points to 89.9% at September 30, 2021 from 95.1% at December 31, 2020. Excluding the theatre leases, 518,120 square feet was leased in the nine months, of which our share was 479,603 square feet that was leased at a weighted average initial rent of $71.68 per square foot. Of the 518,120 square feet leased in the nine months, 436,002 square feet represented our share of second generation space for which we achieved rental rate increases of 0.2% on a cash basis and 1.9% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 10.2 years and weighted average tenant improvements and leasing commissions on these leases were $11.46 per square foot per annum, or 16.0% of initial rent.

San Francisco

In the nine months ended September 30, 2021, we leased 101,302 square feet in our San Francisco portfolio, of which our share was 51,760 square feet that was leased at a weighted average initial rent of $86.98 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased leased occupancy and same store leased occupancy by 430 basis points to 91.4% at September 30, 2021 from 95.7% at December 31, 2020. Of the 101,302 square feet leased in the nine months, 39,894 square feet represented our share of second generation space for which rental rates decreased 7.1% on a cash basis and 7.0% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 4.5 years and weighted average tenant improvements and leasing commissions on these leases were $6.50 per square foot per annum, or 7.5% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2021	Total	New York		San Francisco
Total square feet leased	809,948	708,646	(1)	101,302
Pro rata share of total square feet leased:	531,363	479,603		51,760
Initial rent (2)	$73.17	$71.68		$86.98
Weighted average lease term (in years)	9.7	10.2		4.5

Tenant improvements and leasing commissions:
Per square foot	$108.74	$117.35		$28.96
Per square foot per annum	$11.24	$11.46		$6.50
Percentage of initial rent	15.4%	16.0%		7.5%

Rent concessions:
Average free rent period (in months)	11.3	12.2		3.2
Average free rent period per annum (in months)	1.2	1.2		0.7

Second generation space: (3)
Square feet	475,896	436,002		39,894
Cash basis:
Initial rent (2)	$74.01	$72.65		$88.86
Prior escalated rent (4)	$74.44	$72.50		$95.70
Percentage (decrease) increase	(0.6%)	0.2%		(7.1%)
GAAP basis:
Straight-line rent	$71.05	$69.25		$90.68
Prior straight-line rent	$70.44	$67.96		$97.55
Percentage increase (decrease)	0.9%	1.9%		(7.0%)

(1)

Includes an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years that is excluded from our pro rata share of total square feet leased and the related statistics.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2021	90.3%	89.9%	91.4%
As of December 31, 2020	95.2%	95.1%	95.7%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended September 30, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $2,055,000, or $0.01 per diluted share, for the three months ended September 30, 2021, compared to $6,958,000, or $0.03 per diluted share, for the three months ended September 30, 2020. The current period net loss attributable to common stockholders of $2,055,000 was impacted by lower property rental revenue due to a reduction in weighted average portfolio occupancy levels (86.7% for the three months ended September 30, 2021 compared to 94.8% for the three months ended September 30, 2020). The prior period net loss attributable to common stockholders of $6,958,000 included non-cash write-offs of straight-line rent receivables aggregating $11,986,000.

Funds from Operations (“FFO”) attributable to common stockholders was $50,318,000, or $0.23 per diluted share, for the three months ended September 30, 2021, compared to $49,733,000, or $0.22 per diluted share, for the three months ended September 30, 2020. The current period FFO attributable to common stockholders of $50,318,000 was impacted by lower property rental revenue due to a reduction in weighted average portfolio occupancy levels (86.7% for the three months ended September 30, 2021 compared to 94.8% for the three months ended September 30, 2020). The prior period FFO attributable to common stockholders of $49,733,000 included non-cash write-offs of straight-line rent receivables aggregating $11,986,000. In addition, FFO attributable to common stockholders for the three months ended September 30, 2021 and 2020 includes the impact of non-core items, which are listed in the table on page 60. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended September 30, 2021 and 2020 by $249,000 and $173,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 60, was $50,069,000, or $0.23 per diluted share, for the three months ended September 30, 2021, compared to $49,560,000, or $0.22 per diluted share, for the three months ended September 30, 2020.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2021 versus September 30, 2020.

	Total	New York	San Francisco
Same Store NOI	(9.8%)	(12.1%)	(5.1%)
Same Store Cash NOI	6.0%	3.3%	11.8%

See pages 52-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $21,576,000, or $0.10 per diluted share, for the nine months ended September 30, 2021, compared to $9,880,000, or $0.04 per diluted share, for the nine months ended September 30, 2020. The current period net loss attributable to common stockholders of $21,576,000 was impacted by (i) lower property rental revenue due to a reduction in weighted average portfolio occupancy levels (87.5% for the nine months ended September 30, 2021 compared to 94.3% for the nine months ended September 30, 2020) and (ii) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP. The prior period net loss attributable to common stockholders of $9,880,000 included non-cash write-offs (primarily for straight-line rent receivables) aggregating $19,016,000.

FFO attributable to common stockholders was $139,135,000, or $0.64 per diluted share, for the nine months ended September 30, 2021, compared to $161,982,000, or $0.72 per diluted share, for the nine months ended September 30, 2020. The current period FFO attributable to common stockholders of $139,135,000 was impacted by (i) lower property rental revenue due to a reduction in weighted average portfolio occupancy levels (87.5% for the nine months ended September 30, 2021 compared to 94.3% for the nine months ended September 30, 2020) and (ii) a contribution to an unconsolidated joint venture of $10,688,000 that was expensed in accordance with GAAP. The prior period FFO attributable to common stockholders of $161,982,000 included non-cash write-offs (primarily for straight-line rent receivables) aggregating $19,016,000. In addition, FFO attributable to common stockholders for the nine months ended September 30, 2021 and 2020 includes the impact of non-core items, which are listed in the table on page 60. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2021 by $9,114,000, or $0.04 per diluted share, and increased FFO attributable to common stockholders for the nine months ended September 30, 2020 by $795,000, or $0.00 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 60, was $148,249,000, or $0.68 per diluted share, for the nine months ended September 30, 2021, compared to $161,187,000, or $0.72 per diluted share, for the nine months ended September 30, 2020.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2021 versus September 30, 2020.

	Total	New York	San Francisco
Same Store NOI	(9.4%)	(12.0%)	(4.2%)
Same Store Cash NOI	2.1%	(0.2%)	6.9%

See pages 55-60 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2021 and 2020

The following pages summarize our consolidated results of operations for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$170,851	$165,420	$5,431
Fee and other income	8,280	11,355	(3,075)
Total revenues	179,131	176,775	2,356
Expenses:
Operating	67,131	67,865	(734)
Depreciation and amortization	57,522	58,889	(1,367)
General and administrative	13,257	16,805	(3,548)
Transaction related costs	87	81	6
Total expenses	137,997	143,640	(5,643)
Other income (expense):
Income (loss) from unconsolidated joint ventures	223	(4,268)	4,491
Income (loss) from unconsolidated real estate funds	276	(56)	332
Interest and other income, net	138	1,104	(966)
Interest and debt expense	(36,266)	(35,792)	(474)
Income (loss) from continuing operations, before income taxes	5,505	(5,877)	11,382
Income tax expense	(873)	(393)	(480)
Income (loss) from continuing operations, net	4,632	(6,270)	10,902
Income from discontinued operations, net	-	2,147	(2,147)
Net income (loss)	4,632	(4,123)	8,755
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,768)	(3,566)	(202)
Consolidated real estate fund	(3,123)	79	(3,202)
Operating Partnership	204	652	(448)
Net loss attributable to common stockholders	$(2,055)	$(6,958)	$4,903

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $179,131,000 for the three months ended September 30, 2021, compared to $176,775,000 for the three months ended September 30, 2020, an increase of $2,356,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Rental revenue
Same store operations	$(9,575)	$(9,858)	(1)	$283	$-
Non-cash write-offs of straight-line rent receivables	14,863	13,454		1,409	-
Other, net	143	10		119	14
Increase in rental revenue	$5,431	$3,606		$1,811	$14

Fee and other income
Fee income
Asset management	$(356)	$-		$-	$(356)
Property management	(94)	-		-	(94)
Acquisition, disposition, leasing and other	(2,142)	-		-	(2,142)
Decrease in fee income	(2,592)	-		-	(2,592)
Other income
Same store operations	(483)	(50)		(371)	(62)
Decrease in other income	(483)	(50)		(371)	(62)
Decrease in fee and other income	$(3,075)	$(50)		$(371)	$(2,654)

Total increase (decrease) in revenues	$2,356	$3,556		$1,440	$(2,640)

(1)	Primarily due to a decrease in occupancy resulting from the expiration of Barclays’ lease at 1301 Avenue of the Americas and TD Bank’s lease at 31 West 52nd Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $137,997,000 for the three months ended September 30, 2021, compared to $143,640,000 for the three months ended September 30, 2020, a decrease of $5,643,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Operating
Same store operations	$(706)	$(1,527)		$821	$-
Other, net	(28)	-		-	(28)
(Decrease) increase in operating	$(734)	$(1,527)		$821	$(28)

Depreciation and amortization
Operations	$(1,367)	$(2,727)	(1)	$1,547	$(187)
(Decrease) increase in depreciation and amortization	$(1,367)	$(2,727)		$1,547	$(187)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(823)	$-		$-	$(823)	(2)
Operations	(2,725)	-		-	(2,725)
Decrease in general and administrative	$(3,548)	$-		$-	$(3,548)

Increase in transaction related costs	$6	$-		$-	$6

Total (decrease) increase in expenses	$(5,643)	$(4,254)		$2,368	$(3,757)

(1)	Primarily due to lower amortization of in-place lease assets at 1301 Avenue of the Americas due to the expiration of such leases.
(2)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $223,000 for the three months ended September 30, 2021, compared to a loss of $4,268,000 in the three months ended September 30, 2020, an increase in income of $4,491,000. This increase resulted from:

(Amounts in thousands)
One Steuart Lane	$3,586	(1)
Other, net	905
Total increase in income	$4,491

(1)	Primarily due to our consolidated Residential Development Fund’s (“RDF”) share of gain on sale of residential condominium units at One Steuart Lane in the current year’s three months.

Income (Loss) from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $276,000 for the three months ended September 30, 2021, compared to a loss of $56,000 for the three months ended September 30, 2020, an increase in income of $332,000.

Interest and Other Income, net

Interest and other income was $138,000 for the three months ended September 30, 2021, compared to $1,104,000 of income for the three months ended September 30, 2020, a decrease in income of $966,000. This decrease resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is entirely offset by a decrease in "general and administrative")	$(823)
Other, net (primarily lower yields on short-term investments)	(143)
Total decrease in income	$(966)

Interest and Debt Expense

Interest and debt expense was $36,266,000 for the three months ended September 30, 2021, compared to $35,792,000 for the three months ended September 30, 2020, an increase of $474,000. This increase resulted primarily from a non‐cash write‐off of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in the current year’s three months.

Income Tax Expense

Income tax expense was $873,000 for the three months ended September 30, 2021, compared to $393,000 for the three months ended September 30, 2020, an increase of $480,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries.

Income from Discontinued Operations

Income from discontinued operations was $2,147,000 for the three months ended September 30, 2020 and represented income from 1899 Pennsylvania Avenue in Washington, D.C., which was sold in December 2020.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $3,768,000 for the three months ended September 30, 2021, compared to $3,566,000 for the three months ended September 30, 2020, an increase in income allocated to noncontrolling interests of $202,000. This increase in income resulted from:

(Amounts in thousands)
Higher income attributable to 1633 Broadway ($188 of income in 2021, compared to loss of $962 in 2020)	$1,150	(1)
Other, net	(948)
Total increase in income attributable to noncontrolling interests	$202

(1)	Primarily due to the non-cash write-off of straight-line rent receivables in the prior year’s three months.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $3,123,000 for the three months ended September 30, 2021, compared to net loss attributable to noncontrolling interests of $79,000 for the three months ended September 30, 2020, an increase in income allocated to noncontrolling interest of $3,202,000. This increase in income attributable to noncontrolling interests resulted primarily from RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year’s three months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $204,000 for the three months ended September 30, 2021, compared to $652,000 for the three months ended September 30, 2020, a decrease in loss allocated to noncontrolling interests of $448,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership for the three months ended September 30, 2021.

Results of Operations - Nine Months Ended September 30, 2021 and 2020

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$518,625	$504,834	$13,791
Fee and other income	23,941	27,045	(3,104)
Total revenues	542,566	531,879	10,687
Expenses:
Operating	197,821	199,192	(1,371)
Depreciation and amortization	175,752	176,032	(280)
General and administrative	46,039	46,955	(916)
Transaction related costs	503	542	(39)
Total expenses	420,115	422,721	(2,606)
Other income (expense):
Loss from unconsolidated joint ventures	(20,810)	(14,444)	(6,366)
Income from unconsolidated real estate funds	604	85	519
Interest and other income, net	2,510	2,360	150
Interest and debt expense	(105,919)	(108,420)	2,501
Loss from continuing operations, before income taxes	(1,164)	(11,261)	10,097
Income tax expense	(2,448)	(1,135)	(1,313)
Loss from continuing operations, net	(3,612)	(12,396)	8,784
Income from discontinued operations, net	-	5,815	(5,815)
Net loss	(3,612)	(6,581)	2,969
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(16,924)	(5,485)	(11,439)
Consolidated real estate fund	(3,179)	1,291	(4,470)
Operating Partnership	2,139	895	1,244
Net loss attributable to common stockholders	$(21,576)	$(9,880)	$(11,696)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $542,566,000 for the nine months ended September 30, 2021, compared to $531,879,000 for the nine months ended September 30, 2020, an increase of $10,687,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(19,771)	(28,406)	(1)	$8,635	(2)	$-
Non-cash write-offs (primarily straight-line rent receivables)	26,172	18,854		7,318		-
Reserves for uncollectible accounts receivable	2,051	1,019		1,032		-
Other, net	5,339	66		5,547	(3)	(274)
Increase (decrease) in rental revenue	$13,791	$(8,467)		$22,532		$(274)

Fee and other income
Fee income
Asset management	$(553)	$-		$-		$(553)
Property management	(502)	-		-		(502)
Acquisition, disposition, leasing and other	(1,205)	-		-		(1,205)
Decrease in fee income	(2,260)	-		-		(2,260)
Other income
Same store operations	(844)	(205)		(440)		(199)
Decrease in other income	(844)	(205)		(440)		(199)
Decrease in fee and other income	$(3,104)	$(205)		$(440)		$(2,459)

Total increase (decrease) in revenues	$10,687	$(8,672)		$22,092		$(2,733)

(1)	Primarily due to a decrease in occupancy resulting from the expiration of Barclays’ lease at 1301 Avenue of the Americas and TD Bank’s lease at 31 West 52nd Street.
(2)	Primarily due to an increase in occupancy at 300 Mission Street.
(3)	Primarily due to income of $5,051 in the current year’s nine months, in connection with a tenant’s lease termination at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $420,115,000 for the nine months ended September 30, 2021, compared to $422,721,000 for the nine months ended September 30, 2020, a decrease of $2,606,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$(1,091)	$(2,944)		$1,853		$-
Other, net	(280)	-		-		(280)
(Decrease) increase in operating	$(1,371)	$(2,944)		$1,853		$(280)

Depreciation and amortization
Operations	$(280)	$(5,100)	(1)	$5,252	(2)	$(432)
(Decrease) increase in depreciation and amortization	$(280)	$(5,100)		$5,252		$(432)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$922	$-		$-		$922	(3)
Operations	(1,838)	-		-		(1,838)
Decrease in general and administrative	$(916)	$-		$-		$(916)

Decrease in transaction related costs	$(39)	$-		$-		$(39)

Total (decrease) increase in expenses	$(2,606)	$(8,044)		$7,105		$(1,667)

(1)	Primarily due to lower amortization of in-place lease assets at 1301 Avenue of the Americas due to the expiration of such leases.
(2)

Primarily due to accelerated depreciation of tenant improvements in the current year’s nine months resulting from a tenant’s lease termination at 300 Mission Street and depreciation on tenant improvements placed into service in the current year’s nine months.

(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $20,810,000 for the nine months ended September 30, 2021 compared to $14,444,000 in the nine months ended September 30, 2020, an increase of $6,366,000. This increase resulted from:

(Amounts in thousands)
712 Fifth Avenue	$(11,155)	(1)
One Steuart Lane	4,911	(2)
Other, net	(122)
Total increase in loss	$(6,366)

(1)

Primarily due to an $11,750 contribution in the current year’s nine months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 4, Investments in Unconsolidated Joint Ventures.

(2)	Primarily due to RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year’s nine months.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $604,000 for the nine months ended September 30, 2021, compared to $85,000 for the nine months ended September 30, 2020, an increase of $519,000.

Interest and Other Income, net

Interest and other income was $2,510,000 for the nine months ended September 30, 2021, compared to $2,360,000 for the nine months ended September 30, 2020, an increase in income of $150,000. This increase resulted from:

(Amounts in thousands)
Increase in the value of investments in our deferred compensation plan (which is entirely offset by an increase in "general and administrative")	$922
Other, net (primarily lower yields on short-term investments)	(772)
Total increase in income	$150

Interest and Debt Expense

Interest and debt expense was $105,919,000 for the nine months ended September 30, 2021, compared to $108,420,000 for the nine months ended September 30, 2020, a decrease of $2,501,000. This decrease resulted primarily from (i) lower average LIBOR rates on variable rate debt in the current year’s nine months compared to prior year’s nine months and (ii) lower borrowings from our revolving credit facility in the current year’s nine months, partially offset by (iii) a non‐cash write‐off of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in the current year’s nine months.

Income Tax Expense

Income tax expense was $2,448,000 for the nine months ended September 30, 2021, compared to $1,135,000 for the nine months ended September 30, 2020, an increase of $1,313,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year’s nine months.

Income from Discontinued Operations

Income from discontinued operations was $5,815,000 for the nine months ended September 30, 2020 and represented income from 1899 Pennsylvania Avenue in Washington, D.C., which was sold in December 2020.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $16,924,000 for the nine months ended September 30, 2021, compared to $5,485,000 for the nine months ended September 30, 2020, an increase in income allocated to noncontrolling interests of $11,439,000. This increase in income resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($7,411 of income in 2021, compared to loss of $2,243 in 2020)	$9,654	(1)
Higher income attributable to 1633 Broadway ($547 of income in 2021, compared to loss of $1,454 in 2020)	2,001	(2)
Other, net	(216)
Total increase in income attributable to noncontrolling interests	11,439

(1)	Primarily due to an increase in occupancy and lease termination income in the current year’s nine months and non-cash write-off of straight-line rent receivables in the prior year’s nine months.
(2)	Primarily due to the non-cash write-off of straight-line rent receivables in the prior year’s nine months.

Net Income (Loss) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net income attributable to noncontrolling interests in consolidated real estate fund was $3,179,000 for the nine months ended September 30, 2021, compared to net loss attributable to noncontrolling interest in consolidated real estate fund of $1,291,000 for the nine months ended September 30, 2020, an increase in income allocated to noncontrolling interest of $4,470,000. This increase in income attributable to noncontrolling interests resulted primarily from RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year’s nine months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $2,139,000 for the nine months ended September 30, 2021, compared to $895,000 for the nine months ended September 30, 2020, an increase in loss attributable to noncontrolling interests of $1,244,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2021.

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

As of September 30, 2021, we had $1.52 billion of liquidity comprised of $494,569,000 of cash and cash equivalents, $27,977,000 of restricted cash and $1.0 billion of borrowing capacity under our revolving credit facility. As of September 30, 2021, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until October 2023. We may refinance our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On September 15, 2021, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the third quarter ended September 30, 2021, which was paid on October 15, 2021 to stockholders of record as of the close of business on September 30, 2021. This dividend policy, if continued, would require us to pay out approximately $16,900,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2021, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness, of which our share was $612,078,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 12,090,055 shares were repurchased in the nine months ended September 30, 2020 at a weighted average price of $8.96 per share, or $108,520,000 in the aggregate. We did not repurchase any shares in the nine months ended September 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt and certain side letters in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $51,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $522,546,000 and $465,324,000 as of September 30, 2021 and December 31, 2020, respectively, and $546,907,000 and $331,487,000 as of September 30, 2020 and December 31, 2019, respectively. Cash and cash equivalents and restricted cash increased by $57,222,000 and $215,420,000 for the nine months ended September 30, 2021 and 2020, respectively. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Net cash provided by (used in):
Operating activities	$188,060	$139,569
Investing activities	(88,380)	(19,533)
Financing activities	(42,458)	95,384

Operating Activities

Nine months ended September 30, 2021 – We generated $188,060,000 of cash from operating activities for the nine months ended September 30, 2021, primarily from (i) $204,872,000 of net income (before $208,484,000 of non-cash adjustments) and (ii) $4,485,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $21,297,000 of net changes in operating assets and liabilities. Non-cash adjustments of $208,484,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2021 – We used $88,380,000 of cash for investing activities for the nine months ended September 30, 2021, primarily for (i) $74,134,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,750,000 of contributions to an unconsolidated joint venture and (iii) $3,257,000 of net purchases of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $761,000 of distributions of capital from unconsolidated real estate funds, net of contributions received.

Nine months ended September 30, 2020 – We used $19,533,000 of cash for investing activities for the nine months ended September 30, 2020, primarily for (i) $60,348,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $2,945,000 of contributions to our unconsolidated real estate funds, partially offset by (iii) $36,918,000 repayment of amounts due from affiliates, and (iv) $6,842,000 from the net sales of marketable securities (which are held in our deferred compensation plan).

Financing Activities

Nine months ended September 30, 2021 – We used $42,458,000 of cash for financing activities for the nine months ended September 30, 2021, primarily for (i) $850,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 1301 Avenue of the Americas, (ii) $50,582,000 for dividends and distributions to common stockholders and unitholders, (iii) $19,616,000 for distributions to noncontrolling interests, (iv) $10,593,000 for the payment of debt issuance costs in connection with the refinancing of 1301 Avenue of the Americas, (v) $214,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, and (vi) $140,000 for the purchase of interest rate caps, partially offset by (vii) $888,566,000 of proceeds from notes and mortgages payable (including $860,000,000 from the refinancing of 1301 Avenue of the Americas) and (viii) $121,000 of contributions from noncontrolling interests.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount's share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of net income or loss to NOI and Cash NOI for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$4,632	$3,063	$9,204	$(7,635)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	57,522	37,215	19,334	973
General and administrative	13,257	-	-	13,257
Interest and debt expense	36,266	22,458	12,760	1,048
Income tax expense	873	7	1	865
NOI from unconsolidated joint ventures (including One Steuart Lane)	16,214	2,875	8,665	4,674
(Income) loss from unconsolidated joint ventures	(223)	(449)	3,615	(3,389)
NOI attributable to One Steuart Lane	(4,587)	-	-	(4,587)
Fee income	(6,561)	-	-	(6,561)
Interest and other (income) loss, net	(138)	3	(33)	(108)
Other, net	(189)	-	-	(189)
NOI	117,066	65,172	53,546	(1,652)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,809)	(2,573)	(19,236)	-
Paramount's share of NOI	$95,257	$62,599	$34,310	$(1,652)

NOI	$117,066	$65,172	$53,546	$(1,652)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	1,260	1,848	(558)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,622)	406	(2,028)	-
Cash NOI	116,704	67,426	50,960	(1,682)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,174)	(2,635)	(18,539)	-
Paramount's share of Cash NOI	$95,530	$64,791	$32,421	$(1,682)

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(4,123)	$(4,076)	$9,765	$(9,812)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,889	39,942	17,787	1,160
General and administrative	16,805	-	-	16,805
Interest and debt expense	35,792	21,585	12,492	1,715
Income tax expense	393	3	7	383
NOI from unconsolidated joint ventures	12,935	3,116	10,019	(200)
Loss (income) from unconsolidated joint ventures	4,268	(239)	4,251	256
Fee income	(9,153)	-	-	(9,153)
Interest and other income, net	(1,104)	-	(41)	(1,063)
Adjustments related to discontinued operations	10	-	-	10
Other, net	137	-	-	137
NOI	114,849	60,331	54,280	238
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,433)	(1,443)	(18,979)	(11)
Consolidated real estate fund	205	-	-	205
Paramount's share of NOI	$94,621	$58,888	$35,301	$432

NOI	$114,849	$60,331	$54,280	$238
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(5,523)	4,134	(9,628)	(29)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,986)	79	(3,065)	-
Adjustments related to discontinued operations	128	-	-	128
Cash NOI	106,468	64,544	41,587	337
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(14,513)	(1,768)	(12,734)	(11)
Consolidated real estate fund	205	-	-	205
Paramount's share of Cash NOI	$92,160	$62,776	$28,853	$531

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(3,612)	$(3,021)	$34,089	$(34,680)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	175,752	114,788	58,046	2,918
General and administrative	46,039	-	-	46,039
Interest and debt expense	105,919	65,056	37,653	3,210
Income tax expense	2,448	12	5	2,431
NOI from unconsolidated joint ventures (including One Steuart Lane)	37,097	8,445	24,054	4,598
Loss (income) from unconsolidated joint ventures	20,810	10,645	13,317	(3,152)
NOI attributable to One Steuart Lane	(4,587)	-	-	(4,587)
Fee income	(19,432)	-	-	(19,432)
Interest and other (income) loss, net	(2,510)	20	(88)	(2,442)
Other, net	(101)	-	-	(101)
NOI	357,823	195,945	167,076	(5,198)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(70,767)	(7,685)	(63,082)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of NOI	$287,262	$188,260	$103,994	$(4,992)

NOI	$357,823	$195,945	$167,076	$(5,198)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(9,800)	211	(10,041)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,087)	1,044	(6,131)	-
Cash NOI	342,936	197,200	150,904	(5,168)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(64,313)	(7,599)	(56,714)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of Cash NOI	$278,829	$189,601	$94,190	$(4,962)

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(6,581)	$7,594	$19,839	$(34,014)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	176,032	119,888	52,794	3,350
General and administrative	46,955	-	-	46,955
Interest and debt expense	108,420	66,121	37,377	4,922
Income tax expense	1,135	3	-	1,132
NOI from unconsolidated joint ventures	36,703	8,740	29,566	(1,603)
Loss (income) from unconsolidated joint ventures	14,444	(377)	13,050	1,771
Fee income	(21,692)	-	-	(21,692)
Interest and other income, net	(2,360)	-	(278)	(2,082)
Adjustments related to discontinued operations	700	-	-	700
Other, net	457	-	-	457
NOI	354,213	201,969	152,348	(104)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(51,857)	(1,873)	(49,973)	(11)
Consolidated real estate fund	1,645	-	-	1,645
Paramount's share of NOI	$304,001	$200,096	$102,375	$1,530

NOI	$354,213	$201,969	$152,348	$(104)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(27,364)	(8,044)	(19,344)	24
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(7,519)	855	(8,374)	-
Adjustments related to discontinued operations	361	-	-	361
Cash NOI	319,691	194,780	124,630	281
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,431)	(2,272)	(39,148)	(11)
Consolidated real estate fund	1,645	-	-	1,645
Paramount's share of Cash NOI	$279,905	$192,508	$85,482	$1,915

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2021 and 2020. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2021 (1)	$95,257	$62,599	$34,310	$(1,652)
Dispositions / Discontinued Operations	-	-	-	-
Other, net	1,609	(33)	(10)	1,652
Paramount's share of Same Store NOI for the three
months ended September 30, 2021	$96,866	$62,566	$34,300	$-

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2020 (1)	$94,621	$58,888	$35,301	$432
Dispositions / Discontinued Operations	(2,157)	-	-	(2,157)	(2)
Non-cash write-offs of straight-line rent receivables	13,109	12,396	713	-
Other, net	1,772	(101)	148	1,725
Paramount's share of Same Store NOI for the three
months ended September 30, 2020	$107,345	$71,183	$36,162	$-

Decrease in Same Store NOI	$(10,479)	$(8,617)	$(1,862)	$-
% Decrease	(9.8%)	(12.1%)	(5.1%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2021 (1)	$95,530	$64,791	$32,421	$(1,682)
Dispositions / Discontinued Operations	-	-	-	-
Other, net	1,639	(33)	(10)	1,682
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2021	$97,169	$64,758	$32,411	$-

	For the Three Months Ended September 30, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2020 (1)	$92,160	$62,776	$28,853	$531
Dispositions / Discontinued Operations	(2,285)	-	-	(2,285)	(2)
Other, net	1,801	(101)	148	1,754
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2020	$91,676	$62,675	$29,001	$-

Increase in Same Store Cash NOI	$5,493	$2,083	$3,410	$-
% Increase	6.0%	3.3%	11.8%

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2021 (1)	$287,262	$188,260		$103,994	$(4,992)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	2,941	(264)		(1,787)	4,992
Paramount's share of Same Store NOI for the nine
months ended September 30, 2021	$290,203	$187,996		$102,207	$-

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2020 (1)	$304,001	$200,096		$102,375	$1,530
Dispositions / Discontinued Operations	(11,312)	(4,797)	(2)	-	(6,515)	(3)
Non-cash write-offs (primarily straight-line rent receivables)	20,794	17,389		3,405	-
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	4,872	(254)		141	4,985
Paramount's share of Same Store NOI for the nine
months ended September 30, 2020	$320,295	$213,586		$106,709	$-

Decrease in Same Store NOI	$(30,092)	$(25,590)	$(4,502)	$-
% Decrease	(9.4%)	(12.0%)	(4.2%)

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2021 (1)	$278,829	$189,601		$94,190	$(4,962)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	2,762	(406)		(1,794)	4,962
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2021	$281,591	$189,195		$92,396	$-

	For the Nine Months Ended September 30, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2020 (1)	$279,905	$192,508		$85,482	$1,915
Dispositions / Discontinued Operations	(10,765)	(3,889)	(2)	-	(6,876)	(3)
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	4,848	(254)		141	4,961
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2020	$275,928	$189,517		$86,411	$-

Increase (decrease) in Same Store Cash NOI	$5,663	$(322)	$5,985	$-
% Increase (decrease)	2.1%	(0.2%)	6.9%

(1)	See page 52 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

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

The following table presents a reconciliation of net loss to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2021	2020	2021	2020
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$4,632	$(4,123)	$(3,612)	$(6,581)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	67,717	71,131	207,122	212,617
Adjustments related to discontinued operations	-	-	-	690
FFO	72,349	67,008	203,510	206,726
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,895)	(12,695)	(47,422)	(30,375)
Consolidated real estate fund	(3,127)	79	(3,183)	1,291
Operating Partnership	(5,009)	(4,659)	(13,770)	(15,660)
FFO attributable to common stockholders	$50,318	$49,733	$139,135	$161,982
Per diluted share	$0.23	$0.22	$0.64	$0.72

FFO	$72,349	$67,008	$203,510	$206,726
Non-core items:
Adjustments to equity in earnings for (distributions from) contributions to an unconsolidated joint venture	(938)	(498)	8,977	(1,806)
Consolidated real estate fund's share of after-tax net gain on sale of residential condominium units (One Steuart Lane)	(3,267)	-	(3,267)	-
Non-cash write-off of deferred financing costs	761	-	761	-
Other, net	53	308	432	935
Core FFO	68,958	66,818	210,413	205,855
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,895)	(12,695)	(47,422)	(30,375)
Consolidated real estate fund	(9)	79	(65)	1,291
Operating Partnership	(4,985)	(4,642)	(14,677)	(15,584)
Core FFO attributable to common stockholders	$50,069	$49,560	$148,249	$161,187
Per diluted share	$0.23	$0.22	$0.68	$0.72

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,706,356	221,461,146	218,689,696	223,593,376
Effect of dilutive securities	44,880	6,025	41,461	14,740
Denominator for FFO and Core FFO per diluted share	218,751,236	221,467,171	218,731,157	223,608,116

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2021.

Property	Rate	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street	3.65%	$-	$-	$273,000	$-	$-	$-	$273,000	$276,450
One Market Plaza	4.03%	-	-	-	975,000	-	-	975,000	998,568
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,250,339
1301 Avenue of the Americas (1)	2.46%	-	-	-	-	-	500,000	500,000	500,214
31 West 52nd Street	3.80%	-	-	-	-	-	500,000	500,000	517,186
Total Fixed Rate Debt	3.37%	$-	$-	$273,000	$975,000	$-	$2,250,000	$3,498,000	$3,542,757

Variable Rate Debt:
1301 Avenue of the Americas (2)	3.65%	$-	$-	$-	$-	$-	$360,000	$360,000	$360,154
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.65%	$-	$-	$-	$-	$-	$360,000	$360,000	$360,154

Total Consolidated Debt	3.40%	$-	$-	$273,000	$975,000	$-	$2,610,000	$3,858,000	$3,902,911

(1)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023.

In addition to the above, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness as of September 30, 2021, of which our share was $612,078,000.

The tables below provide additional details on our interest rate swaps as of September 30, 2021.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	September 30, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	0.46%	$1,053
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$1,053

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	As of September 30, 2021			As of December 31, 2020
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	3.65%	$3,600	$350,000	1.99%
Fixed rate	2,687,665	3.25%	-	2,678,781	3.36%
	$3,047,665	3.29%	$3,600	$3,028,781	3.20%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$108,404	3.26%	$1,084	$103,880	3.31%
Fixed rate	503,674	3.30%	-	503,767	3.30%
	$612,078	3.29%	$1,084	$607,647	3.30%

Noncontrolling interests' share of above			$(424)
Total change in annual net income			$4,260
Per diluted share			$0.02

On March 5, 2021, the Financial Conduct Authority (“FCA”) confirmed it will cease the publication of the one-week and two-month LIBOR rates after December 31, 2021. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR may become unavailable prior to that point. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of September 30, 2021, all of our variable rate debt outstanding and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2021, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate, of which 12,090,055 shares were repurchased in the nine months ended September 30, 2020 at a weighted average price of $8.98 per share, or $108,520,000 in the aggregate. We did not repurchase any shares in the nine months ended September 30, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchase of equity securities in the three months ended September 30, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2021	-		$-	-	$80,000,000
August 2021	-		-	-	80,000,000
September 2021	1,566	(1)	9.16	-	80,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

Paramount Group, Inc.

Date:	October 27, 2021	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	October 27, 2021	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)