Form 10-K
period 2021-12-31
Paramount Group, Inc.
filed 2022-02-22
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2022, there were 219,105,492 shares of the registrant’s common stock outstanding.

As of June 30, 2021, the aggregate market value of the 185,032,112 shares of common stock held by non-affiliates of the Registrant was $1,863,273,000 based on the June 30, 2021 closing share price of our common stock of $10.07 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 12, 2022) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

(1)

These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2021, portions of which are incorporated by reference herein.

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

•

The COVID-19 pandemic or any future pandemic, endemic or outbreak of infectious disease may continue to have an adverse impact on our tenants’ businesses, including their ability to pay rent, which could materially impact our financial condition and results of operations.

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

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district (“CBD”) submarkets of New York City and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We conduct our business through, and substantially all our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.0% of the Operating Partnership as of December 31, 2021.

As of December 31, 2021, we owned and/or managed a portfolio aggregating 13.9 million square feet comprised of:

•

Seven wholly and partially owned properties aggregating 8.6 million square feet in New York, comprised of 8.2 million square feet of office space and 0.4 million square feet of retail, theater and amenity space;

•	Six wholly and partially owned properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•	Six managed properties aggregating 1.0 million square feet in New York and Washington, D.C.

Additionally, we have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals.

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

•

Demonstrated Acquisition and Operational Expertise. Over the past 24 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•

Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including Allianz Global Investors, LP, Clifford Chance LLP, Credit Agricole Corporate & Investment Bank, First Republic Bank, Google Inc., Morgan Stanley, Norton Rose Fulbright, Showtime Networks Inc., Uber Technologies, Inc., and Warner Music Group.

•

Sustained Environmental, Social and Governance (“ESG”) Leadership. We are an industry leader in ESG initiatives that we believe have helped us to manage operating costs, attract and retain premium tenants, and ultimately enhance portfolio value. ESG has become increasingly important to our stakeholders and the growing importance of socially responsible investing means that ESG and financial performance are now intertwined. ESG will continue to be integrated throughout our organization and at the forefront of how we govern our business. Our high quality, efficient, and sustainable assets are key to the value proposition we offer both existing and prospective tenants. Our leadership in ESG is a differentiator that resonates with our investors, who continue to advance their ESG expectations. Our success is driven by our employees, and we are focused on attracting and retaining a skilled workforce by offering leading benefits and human capital development opportunities, and creating an inclusive environment through diversity, equity, and inclusion initiatives. Our impact extends beyond our employees and our properties, and we are committed to also supporting our surrounding communities through responsible operations, volunteerism, and philanthropy.

•

Proven Investment Management Business. We have a successful investment management business, where we serve as the general partner and property manager of certain private equity real estate funds for institutional investors and high-net-worth individuals. We have also entered into a number of joint ventures with institutional investors, high-net-worth individuals and other sophisticated real estate investors through which we have invested in real estate properties. We expect our investment management business to be a complementary part of our overall real estate investment business.

•

Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 28 years, and has worked at our company for an average of 15 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

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

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2021, 2020 and 2019.

Human Capital

We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including compensation and benefits, work environment, the health, safety and wellness of our employees and career development and professional training. As of December 31, 2021, we had 318 employees, including 95 corporate employees and 223 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

Compensation and Benefits

Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Several of our employees also receive equity awards that are subject to vesting over a three-to-five year period based on continued service. We believe equity awards serve as an additional retention tool for our employees. In addition, we offer our employees benefits that support their health, financial and emotional well-being. Our employee benefit programs are designed to meet the needs of our diverse workforce, support our employees and their families by offering comprehensive programs that provide flexibility and choice in coverage, make available valuable resources to protect and enhance financial security and help balance work and personal life. Some of the benefits that we offer our employees include:

•health, telehealth, dental and vision insurance;

•health care and dependent care reimbursement accounts and health savings account;

•a 401(k) plan with a generous matching contribution;

•paid vacation, holiday, and personal days to balance work and personal life;

•income protection through our sick pay, short-term and long-term disability policies and parental leave;

•subsidized gym memberships;

•a commuter subsidy to support the use of public transportation; and

•life and accidental death & dismemberment insurance.

Diversity and Inclusion

We are committed to equal opportunity and workplaces that are free from discrimination or harassment on the basis of race, religion, sex, color, national origin, creed, ethnicity, age, disability, political affiliation, sexual orientation, gender identity or expression, or any other status protected by applicable law. We do not accept disrespectful or inappropriate behavior, harassment or retaliation in the workplace or in any work-related circumstance outside the workplace. We provide each of our employees with detailed policies and materials related to equal opportunity, discrimination, and harassment, and we require employee training on these matters. We promote a culture of inclusion and value diverse viewpoints to strengthen our management practices and empower us to adapt to new challenges. As of December 31, 2021, our employee workforce was approximately 49% racially and ethnically diverse; women account for approximately 30% of our total employee base and 29% of our management team.

Health, Safety and Wellness

We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, an appropriate work-life balance and financial well-being. In light of the COVID-19 pandemic, our focus on providing a healthy work environment became even more important. We utilize comprehensive building operational measures including cleaning and disinfection, air and water quality screening and personal protective equipment and health security communication in order to promote a safe and healthy work environment. In addition to the benefits outlined above, we also offer an employee wellness program and an employee assistance program, which include services for financial planning assistance, stress management, mental illness and general wellness and self-help. Additionally, our Benefits Advocacy Center assists employees with various medical questions, such as general medical coverage questions, explanation of benefits, claims, prescriptions and pharmacy issues. Furthermore, we offer our employees one-on-one financial planning sessions with our 401(k) provider annually.

Career Development and Professional Training

We promote the personal and professional growth and development of our employees by providing a wide range of tools and development opportunities that build and strengthen our employees' leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, and external programs. We take pride in promoting our employees from within.

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

Executive Office

Our principal executive offices are located at 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website (www.pgre.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Corporate Governance Guidelines, (iii) Compensation Committee Charter, (iv) Code of Business Conduct and Ethics, (v) Audit Committee Charter and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

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

As of December 31, 2021, approximately 61% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2021, the vacancy rate of our portfolio (at our share) was 9.3%. During 2022, 300,849 square feet (at our share), or about 3.4% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 3.5% of our annualized rents. This includes 81,432 square feet at 60 Wall Street (which represents our 5.0% share of the 1,625,483 square feet Deutsche Bank lease) that will be taken “out-of-service” for redevelopment upon the expiration of the lease in June of 2022. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 25% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Our San Francisco properties are located in the general vicinity of active earthquake faults. Our New York City properties are located in areas that could be subject to windstorm losses. Insurance coverage for earthquakes and windstorms can be costly because of limited industry capacity. As a result, we may experience shortages in desired coverage levels if market conditions are such that insurance is not available or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. In addition, our properties may be subject to a heightened risk of terrorist attacks. We carry commercial general liability insurance, property insurance and both domestic and foreign terrorism insurance with respect to our properties with limits and on terms we consider commercially reasonable. We cannot assure you, however, that our insurance coverage will be sufficient or that any uninsured loss or liability will not have an adverse effect on our business and our financial condition and results of operations in the event of a catastrophic loss event. See “Business – Insurance.”

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

We have performed a preliminary analysis using a third-party model to understand the direct impact to our existing properties in a scenario where global warming increases average temperatures worldwide by two degrees Celsius (the “2⁰ scenario”), a goal aligned with the Paris Agreement, the United Nations framework convention on climate change. Based on this preliminary analysis, we believe that essentially all of our properties in New York City would remain above sea level, but that several of our properties in San Francisco may not, in the absence of mitigating actions. Given that there is a lag in timing between carbon release into the atmosphere and global warming, which ultimately would result in a potential rise in sea level, reputable models predict that the actual rise in sea level of that magnitude seems unlikely to occur until after the turn of this century, and perhaps much longer depending on various assumptions and mitigating factors that one considers – for example, the rate of melt for known glaciers and the Greenland and West Antarctic Ice Sheets; whether proposals to erect local sea walls in both New York City and San Francisco gain additional traction and funding and are ultimately successful, and the potential for new discoveries.

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

Risks Related to Our Business and Operations

COVID-19 or any future pandemic, epidemic or outbreak of infectious disease could have an adverse effect on our performance, financial condition, results of operations and cash flows.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located.

COVID-19 or any future pandemic, epidemic or outbreak of infectious disease may have the effect of heightening many of the risks described herein and our and our tenants’ businesses could be adversely impacted by COVID-19 due to, among other factors:

•

reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full, or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

•	our inability to renew leases, lease vacant space or re-lease space as leases expire on favorable terms, or at all, which could cause a decline in our receipt of rental payments;
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

•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our tenants' ability to access capital necessary to fund business activities and repayment of debt on a timely basis, and may adversely affect our ability to meet liquidity and capital expenditure requirements; and

•

a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants.

The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our tenants and their businesses, are uncertain at this time. The impact of COVID-19 or any future pandemic, epidemic or outbreak of infectious disease will depend on, among other factors, the duration and spread of the outbreak, related travel advisories and restrictions, the impact of vaccines and the accessibility of liquidity and to the capital markets. COVID-19 and any future pandemic, epidemic or outbreak of infectious disease present uncertainty and risk and may have a material adverse effect on our performance, financial condition, results of operations and cash flows.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2021, including debt of our unconsolidated joint ventures, we had $5.5 billion of total debt, of which our share is $3.7 billion, all of which was secured debt, and we have $750.0 million of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

We may from time to time be subject to litigation which could have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others, to which we may be subject from time to time, may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

We may be subject to unknown or contingent liabilities related to properties or businesses that we acquire for which we may have limited or no recourse against the sellers.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers, including, as relevant, assets and entities acquired from our Predecessor as part of the Formation Transactions. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses, or a time limit.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year other than our first REIT taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own stock in excess of the ownership limits (which waiver currently allows them to own up to 21.0% of our outstanding common stock in the aggregate, which can be automatically increased to an amount greater than 21.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto. Our charter also contains a “foreign ownership limit.” The foreign ownership limit is intended to help us qualify as a “domestically controlled qualified investment entity.” The foreign ownership limit contained in our charter prohibits persons from directly or indirectly owning shares of our capital stock to the extent such ownership would cause more than 49.8% of the value of the shares of our capital stock to be owned, directly or indirectly, by Non-U.S. Persons. For this purpose, a “Non-U.S. Person” is defined as a person other than a “United States person,” as defined in Section 7701(a)(30) of the Code, and it includes a “foreign person” as such term is used in the provision of the Code defining a domestically controlled qualified investment entity. The ownership limits and the foreign ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As of December 31, 2021, $360.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates that have been capped at 2.0% through August 2023 and our new $750.0 million unsecured revolving Credit Facility bears interest at 115 basis points over the secured overnight refinancing rate (“SOFR”) with adjustments based on the terms of advances, plus a facility fee of 20 basis points. We may also borrow additional money at variable interest rates in the future. Unless we make arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends;
•	changes in the estimates of our FFO, NOI or income;
•	publication of research reports about us or the real estate industry;
•	increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we incur in the future;
•	additions or departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors presented in this Form 10-K;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	future equity issuances;
•	failure to meet income estimates;
•	failure to meet and maintain REIT qualifications; and
•	general market and economic conditions.

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

As of December 31, 2021, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares through a series of Formation Transactions (the “Formation Transactions”) and concurrent private placements at the time of our initial public offering on November 24, 2014.  These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

In connection with the registration rights agreement we entered into with the continuing investors who received common units in the Formation Transactions, on March 4, 2021, we filed a shelf registration statement with the SEC to register the primary issuance of the shares of our common stock that they may receive in exchange for their common units. We are required to maintain the effectiveness of this shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders. In addition, share repurchases under our share repurchase program could also increase the volatility of the price of our common stock and could diminish our cash reserves.

Our charter provides that we may issue up to 900,000,000 shares of our common stock, $0.01 par value per share, and up to 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and our charter, our board of directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Similarly, the partnership agreement of our operating partnership authorizes us to issue an unlimited number of additional common units, which may be exchangeable for shares of our common stock. In addition, share equivalents are available for future issuance under the Amended and Restated 2014 Equity Incentive Plan.

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

We believe that we have been and are organized, and have operated and will continue to operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2014. However, we cannot assure you that we have been and are organized and have operated or will continue to operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”), that we qualify as a REIT. The complexity of the Code provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, acquired certain assets from taxable C corporations in tax-deferred transactions and holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income. If we were not entitled to relief under the relevant statutory provisions, we would also be disqualified from treatment as a REIT for the four subsequent taxable years. If we fail to qualify as a REIT, we would be subject to entity-level income tax on our taxable income at regular corporate tax rates. As a result, the amount available for distribution to holders of our common stock would be reduced for the year or years involved, and we would no longer be required to make distributions to our stockholders. In addition, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.

We may owe certain taxes notwithstanding our qualification as a REIT.

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more TRSs, and the income of those subsidiaries will be subject to U.S. federal income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.

In the event we acquire assets on a tax-deferred basis from C corporations, we would be subject to U.S. federal income tax, sometimes called the “sting tax,” at the highest regular corporate tax rate, which is currently 21%, on all or a portion of the gain recognized from a taxable disposition of any such assets occurring within the 5-year period following the acquisition date, to the extent of the asset’s built-in gain based on the fair market value of the asset on the acquisition date in excess of our initial tax basis in the asset. Additionally, depending upon the location of the asset acquired on a tax deferred basis there may be additional “sting tax” imposed on a state and local level.  Gain from a sale of such an asset occurring after the 5-year period ends will not be subject to this sting tax.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is currently 20%. Ordinary dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

We have indirectly held certain preferred equity investments in entities treated as partnerships for U.S. federal income tax purposes that directly or indirectly owned real property, and we may acquire (directly or indirectly) additional such investments in the future. In such an event, given such treatment as a partnership for U.S. federal income tax purposes, we will generally be treated as owning an interest in the underlying real estate and other assets of the partnership for tax purposes. As a result, absent sufficient controls to ensure that the underlying real property is operated in compliance with the REIT rules, preferred equity investments may impact our compliance with the REIT income and asset tests. Moreover, the treatment of interest-like preferred returns in a partnership is not clear under the REIT rules and such returns could be treated as non-qualifying income. In addition, in some cases, the proper characterization of debt-like preferred equity investments as unsecured indebtedness or as equity for U.S. federal income tax purposes may be unclear. If the IRS successfully re-characterized a preferred equity investment as unsecured debt for U.S. federal income tax purposes, the investment would be subject to various asset test limitations on unsecured debt and our preferred return would be treated as non-qualifying income for purposes of the 75% gross income test. Accordingly, such a recharacterization could impact our compliance with the REIT income and asset tests and/or be subject to substantial penalty taxes to cure the resulting violations.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. For a TRS election with respect to a subsidiary to be valid, both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. However, a corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are treated as not being conducted on an arm’s-length basis.

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

In the case of an audit of a partnership for a taxable year beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment.  Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of adjustment.  The partnership audit rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply.  When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.  In addition, Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us.  However, it is possible that these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

Tax legislation or regulatory action could adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes that have been made, which made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders, and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their own tax advisors with respect to the impact that recent legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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

Portfolio Summary

As of December 31, 2021, we owned and/or managed a portfolio aggregating 13.9 million square feet comprised of:

•

Seven wholly and partially owned properties aggregating 8.6 million square feet in New York, comprised of 8.2 million square feet of office space and 0.4 million square feet of retail, theater and amenity space;

•	Six wholly and partially owned properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•	Six managed properties aggregating 1.0 million square feet in New York and Washington, D.C.

The table below provides additional details about our owned properties comprised of 13 Class A office properties aggregating 12.9 million square feet as of December 31, 2021.

(Amounts in thousands, except square feet and per square foot amounts)							Annualized Rent (3)
Property	Submarket	Paramount Ownership	Number of Buildings	Square Feet	% Leased(1)	% Occupied(2)	Amount	Per Square Foot (4)
New York:
1633 Broadway	West Side	90.0%	1	2,499,105	98.3%	98.3%	$189,543	$78.78
1301 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	1	1,746,009	84.3%	74.7%	109,644	86.78
1325 Avenue of the Americas	Sixth Avenue / Rock Center	100.0%	1	810,767	93.4%	88.4%	47,666	66.91
31 West 52nd Street	Sixth Avenue / Rock Center	100.0%	1	766,604	92.3%	88.8%	64,805	92.40
900 Third Avenue	East Side	100.0%	1	591,494	79.2%	79.2%	32,755	69.91
712 Fifth Avenue	Madison / Fifth Avenue	50.0%	1	543,497	71.4%	67.6%	42,803	116.39
60 Wall Street	Downtown	5.0%	1	1,625,483	100.0%	100.0%	73,600	45.28
Subtotal / Weighted Average			7	8,582,959	91.8%	88.8%	560,816	82.34	(5)
Paramount's Ownership Interest			7	6,517,279	90.4%	86.6%	450,549	81.32	(5)

San Francisco:
One Market Plaza	South Financial District	49.0%	2	1,604,904	94.7%	94.0%	151,681	100.49
Market Center	South Financial District	67.0%	2	743,703	84.2%	84.2%	56,152	89.44
300 Mission Street	South Financial District	31.1%	1	660,704	94.7%	94.7%	54,468	87.30
One Front Street	North Financial District	100.0%	1	644,923	97.1%	95.6%	52,857	85.78
55 Second Street	South Financial District	44.1%	1	376,669	96.3%	96.3%	29,423	81.15
111 Sutter Street	North Financial District	49.0%	1	277,817	64.2%	64.2%	14,380	81.75
Subtotal / Weighted Average			8	4,308,720	91.4%	90.9%	358,961	91.67
Paramount's Ownership Interest			8	2,437,327	91.6%	91.0%	201,764	91.02

Total / Weighted Average			15	12,891,679	91.6%	89.5%	919,777	86.10	(5)
Paramount's Ownership Interest			15	8,954,606	90.7%	87.8%	652,313	84.15	(5)

(1)	Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)	Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)	Except for 60 Wall Street, which is presented on a “triple-net” basis, amounts represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)	Represents office and retail space only.
(5)	Excludes 60 Wall Street.

Tenant Diversification

As of December 31, 2021, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including legal services, financial services, technology and media, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2021.

(Amounts in thousands, except square feet and per square feet amounts)					Our Share of
			Total		Total		Annualized Rent (1)		% of
	Lease		Square Feet		Square Feet			Per Square	Annualized
Tenant	Expiration		Occupied (2)		Occupied (2)		Amount	Foot (2)	Rent
First Republic Bank	Jun-2025	(3)	349,304	(3)	349,304	(3)	30,028	85.72	4.6%
Clifford Chance LLP	Jun-2024		328,543		328,543		28,912	87.99	4.4%
Allianz Global Investors, LP	Jan-2031		320,911		288,823		28,019	97.01	4.3%
Credit Agricole Corporate & Investment Bank	Feb-2023	(4)	305,132	(4)	305,132	(4)	27,495	89.25	4.2%
Norton Rose Fulbright	Sep-2034	(5)	290,875	(5)	290,875	(5)	27,139	88.90	4.2%
Morgan Stanley & Company	Mar-2032		260,829		234,749		18,059	76.93	2.8%
WMG Acquisition Corporation (Warner Music Group)	Jul-2029		288,250		259,428		17,557	67.04	2.7%
Showtime Networks, Inc.	Jan-2026		253,196		227,879		16,751	72.03	2.6%
Google, Inc.	Apr-2025		339,833		166,518		15,091	90.23	2.3%
Uber Technologies, Inc.	Jul-2023		234,783		157,305		14,195	90.24	2.2%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Represents office and retail space only.
(3)	76,999 and 22,690 of the square feet leased expire on December 31, 2029 and December 31, 2030, respectively.
(4)	Excludes 159,308 square feet leased through April 30, 2035 for which we have not commenced rental revenue in accordance with GAAP.
(5)	111,589 of the square feet leased expires on March 31, 2032.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2021.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,806,230	23.0%	$152,516	23.4%
Technology and Media	1,718,073	21.9%	137,238	21.0%
Financial Services - Commercial and Investment Banking	1,360,370	17.3%	111,025	17.0%
Financial Services, all others	1,106,517	14.1%	101,899	15.6%
Insurance	435,586	5.5%	40,682	6.2%
Retail	141,243	1.8%	14,182	2.2%
Travel & Leisure	192,856	2.4%	13,748	2.1%
Real Estate	132,065	1.7%	11,556	1.8%
Other Professional Services	124,168	1.6%	10,476	1.6%
Other	845,522	10.7%	58,991	9.1%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2021 for each of the ten calendar years beginning with the year ending December 31, 2022. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total		Our Share of
Year of	Square Feet of		Square Feet of		Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases		Expiring Leases		Amount	Per Square Foot (3)	Annualized Rent
Month to Month	14,738		10,021		$880	$59.03	0.1%

2022	2,007,461	(4)	290,828	(4)	22,566	77.56	3.4%
2023	912,381		756,608		61,624	81.66	9.1%
2024	822,557		720,602		61,086	84.83	9.1%
2025	1,386,205		875,683		75,256	85.91	11.1%
2026	1,456,374		1,017,539		87,872	84.18	13.0%
2027	280,656		208,144		17,868	85.80	2.6%
2028	257,999		209,818		16,998	81.13	2.5%
2029	560,528		486,740		38,344	79.23	5.7%
2030	607,964		511,483		45,163	88.34	6.7%
2031	589,669		522,275		49,759	92.06	7.4%
Thereafter	2,917,987		2,514,351		197,740	82.42	29.3%

(1)	Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)	Leases that expire on the last day of any given period are treated as occupied and are reflected as expiring space in the following period.
(3)	Represents office and retail space only.
(4)

Includes 1,625,483 square feet (81,432 square feet at our share) leased by Deutsche Bank at 60 Wall Street (our 5.0% owned unconsolidated joint venture) that expires in June 2022. The joint venture will take the property “out-of-service” for redevelopment upon the expiration of the lease.

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

As of December 31, 2021, the vacancy rate of our portfolio (at our share) was 9.3%. During 2022, 300,849 square feet (at our share), or about 3.4% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 3.5% of our annualized rents. This includes 81,432 square feet at 60 Wall Street (which represents our 5.0% share of the 1,625,483 square feet Deutsche Bank lease) that will be taken “out-of-service” for redevelopment upon the expiration of the lease in June of 2022.

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

Fund VIII’s investment period ended in April 2020. Fund VIII has investments aggregating $385,572,000 with various stated interest rates ranging from 5.50% to 8.25% and maturities ranging from February 2022 to December 2027. As of December 31, 2021, our ownership interest in Fund VIII was approximately 1.3%.

Fund X completed its initial closing in December 2018 and has $192,000,000 of capital committed, of which $80,221,000 has been invested and $32,816,000 has been reserved for future funding as of December 31, 2021. The investments have stated interest rates ranging from 7.50% to 9.50% and maturity dates ranging from January 2023 to August 2025. Fund X’s investment period ends in December 2025. As of December 31, 2021, our ownership in Fund X was approximately 7.8%.

Residential Development Fund

We are also the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. As of December 31, 2021, our ownership interest in RDF was approximately 7.4%.

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

As of December 31, 2021, there were approximately 108 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

Dividends

In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to shareholders (without regard to the deduction for dividends paid and excluding net capital gains). We intend to pay dividends on a quarterly basis to holders of our common stock. Any dividend distributions we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors; including the revenue we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. Distributions declared by us will be authorized by our board of directors in its sole discretion out of funds legally available and will be dependent upon a number of factors, including restrictions under applicable law, the capital requirements of our company and the distribution requirements necessary to maintain our qualification as a REIT. See Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to make distributions to our shareholders.

On December 15, 2021, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the fourth quarter ended December 31, 2021, which was paid on January 14, 2022 to stockholders of record as of the close of business on December 31, 2021.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the MSCI US REIT/Office REIT Index (the “Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity REIT Index (the “All Equity REIT Index”). The Office REIT Index replaced the SNL Financials Office REIT Index used in prior years as the index was discontinued in August 2021. The graph assumes that $100 was invested on December 31, 2016 in our common stock, the Office REIT Index and the All Equity REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Return
$200
$150
$100
$50
$-
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
Paramount Group, Inc.
Office REIT Index
All Equity REIT Index

	December 31,
	2016	2017	2018	2019	2020	2021
Paramount Group, Inc.	$100.00	$101.50	$82.75	$94.43	$64.23	$61.06
Office REIT Index	100.00	103.10	88.88	114.65	91.36	110.65
All Equity REIT Index	100.00	108.67	104.28	134.17	127.30	179.87

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	17,765,734	(1)	$12.68	(2)	7,426,576	(3)
Equity compensation plans not approved by stockholders	-		-		-
Total	17,765,734		$12.68		7,426,576

(1)

Includes an aggregate of (i) 2,010,993 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our Amended and Restated 2014 Equity Incentive Plan (the "Plan"), (ii) 10,050,814 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan, (iii) 2,171,875 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of outstanding Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”) granted pursuant to the Plan and (iv) 3,532,052 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 10,050,814 LTIP units include 4,099,887 LTIP units that remain subject to the achievement of the requisite performance-based vesting criteria.

(2)

Represents the weighted average exercise price of outstanding options and AOLTIP units. The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price and accordingly, are not included in the weighted-average exercise price calculation.

(3)

Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including AOLTIP units, stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 13,739,166.

Recent Purchases of Equity Securities

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares during the year ended December 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended December 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
October 2021	-		$-	-	$80,000,000
November 2021	-		-	-	80,000,000
December 2021	2,322	(1)	8.45	-	80,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 6.	RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of December 31, 2021.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of these estimates and assumptions made in accordance with GAAP involve a significant level of uncertainty or subjectivity which may cause actual results to differ materially from those estimates.

The following is a summary of our accounting policies and estimates that we consider to be most critical to our financial statements.

Acquisition of Real Estate

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

Real Estate Impairment

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

Business Overview

COVID-19 Update

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. While our buildings have remained open throughout the pandemic, a majority of our tenants have worked remotely as new variants of the virus that cause COVID-19 emerged during 2021. The emergence of new variants of the virus that cause COVID-19 or our tenants’ decision to work remotely did not have a material impact on our portfolio-wide rent collections during 2021. For the year ended December 31, 2021, we collected 99.6% of rents, comprised of 99.9% from office tenants (which account for approximately 96.5% of our annualized rents) and 92.9% from non-office tenants (which account for the remaining 3.5% of our annualized rents). Notwithstanding, we continue to navigate the pandemic and monitor its impact on our business. Given the emergence of new variants of the virus that cause COVID-19 during 2021 and the possibility of future variants, we are precluded at this time from making any predictions as the ultimate impact it may have on our future financial condition, results of operations and cash flows.

Financings

1301 Avenue of the Americas

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas, a 1.7 million square foot trophy office building, located in New York, New York. The new five-year interest-only loan has a weighted average interest rate of 2.96% (as of December 31, 2021) and is comprised of a $500,000,000 fixed rate tranche and a $360,000,000 variable rate tranche. The proceeds from the refinancing were used to repay the existing $850,000,000 loan that was scheduled to mature in November 2021.

Revolving Credit Facility

On December 17, 2021, we refinanced our $1.0 billion revolving credit facility with a new $750,000,000 revolving credit facility that matures in March 2026 and has two six-month extension options. The interest rate on the new facility is 115 basis points over the secured overnight financing rate (“SOFR”) with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares during the year ended December 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results – Year Ended December 31, 2021

In the year ended December 31, 2021, we leased 1,016,900 square feet, including an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 450 basis points to 90.7% at December 31, 2021 from 95.2% at December 31, 2020. Excluding the theatre leases, 826,374 square feet was leased during the year, of which our share was 660,205 square feet that was leased at a weighted average initial rent of $76.33 per square foot. Of the 826,374 square feet leased, 543,869 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which we achieved rental rate increases of 1.1% on a cash basis and 3.7% on a GAAP basis. The weighted average lease term for leases signed during the year was 9.4 years and weighted average tenant improvements and leasing commissions on these leases were $11.36 per square foot per annum, or 14.9% of initial rent.

New York

In the year ended December 31, 2021, we leased 779,164 square feet in our New York portfolio, including an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy by 470 basis points to 90.4% at December 31, 2021 from 95.1% at December 31, 2020. Excluding the theatre leases, 588,638 square feet was leased during the year, of which our share was 544,503 square feet that was leased at a weighted average initial rent of $71.37 per square foot. Of the 588,638 square feet leased in the year, 445,583 square feet represented our share of second generation space for which we achieved rental rate increases of 0.1% on a cash basis and 1.7% on a GAAP basis. The weighted average lease term for leases signed during the year was 9.7 years and weighted average tenant improvements and leasing commissions on these leases were $11.49 per square foot per annum, or 16.1% of initial rent.

San Francisco

In the year ended December 31, 2021, we leased 237,736 square feet in our San Francisco portfolio, of which our share was 115,702 square feet that was leased at a weighted average initial rent of $99.70 per square foot. This leasing activity, offset by lease expirations in the year, decreased leased occupancy and same store leased occupancy by 410 basis points to 91.6% at December 31, 2021 from 95.7% at December 31, 2020. Of the 237,736 square feet leased in the year, 98,286 square feet represented our share of second generation space for which we achieved rental rate increases of 4.2% on a cash basis and 10.0% on GAAP basis. The weighted average lease term for leases signed during the year was 8.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.62 per square foot per annum, or 10.6% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2021. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2021	Total	New York		San Francisco
Total square feet leased	1,016,900	779,164	(1)	237,736
Pro rata share of square feet leased:	660,205	544,503		115,702
Initial rent (2)	$76.33	$71.37		$99.70
Weighted average lease term (in years)	9.4	9.7		8.0

Tenant improvements and leasing commissions:
Per square foot	$106.62	$111.16		$85.26
Per square foot per annum	$11.36	$11.49		$10.62
Percentage of initial rent	14.9%	16.1%		10.6%

Rent concessions:
Average free rent period (in months)	10.7	11.3		8.0
Average free rent period per annum (in months)	1.1	1.2		1.0

Second generation space: (3)
Square feet	543,869	445,583		98,286
Cash basis:
Initial rent (2)	$77.93	$72.75		$101.42
Prior escalated rent (4)	$77.12	$72.66		$97.32
Percentage increase	1.1%	0.1%		4.2%
GAAP basis:
Straight-line rent	$75.85	$69.25		$105.81
Prior straight-line rent	$73.16	$68.08		$96.22
Percentage increase	3.7%	1.7%		10.0%

(1)

Includes an aggregate of 190,526 square feet of theatre space that was leased at 1633 Broadway for a weighted average term of 19 years that is excluded from our pro rata share of total square feet leased and the related statistics.

(2)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)	Represents space leased that has been vacant for less than twelve months.
(4)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of December 31, 2021	90.7%	90.4%	91.6%
As of December 31, 2020	95.2%	95.1%	95.7%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results – Years Ended December 31, 2021 and 2020

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $20,354,000, or $0.09 per diluted share, for the year ended December 31, 2021, compared to $24,704,000, or $0.11 per diluted share, for the year ended December 31, 2020. The current period net loss attributable to common stockholders resulted primarily from (i) a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP and (ii) lower property rental income as a result of lower weighted average occupancy levels in the portfolio due to significant lease expirations in the current year. The prior period net loss attributable to common stockholders resulted primarily from (i) non-cash write-offs (primarily for straight-line rent receivables) aggregating $24,526,000 and (ii) a loss on sale of real estate related to discontinued operations of $11,662,000.

FFO attributable to common stockholders was $192,498,000, or $0.88 per diluted share, for year ended December 31, 2021, compared to $214,821,000, or $0.96 per diluted share, for the year ended December 31, 2020. FFO attributable to common stockholders for the year ended December 31, 2021 and 2020 includes the impact of non-core items, which are listed in the table on page 66. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the year ended December 31, 2021 by $8,557,000, or $0.04 per diluted share, and increased FFO attributable to common stockholders for the year ended December 31, 2020 by $1,139,000, or $0.00 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 66, was $201,055,000 or $0.92 per diluted share, for the year ended December 31, 2021, compared to $213,682,000, or $0.96 per diluted share, for the year ended December 31, 2020.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2021 versus December 31, 2020.

	Total	New York	San Francisco
Same Store NOI	(8.9%)	(11.4%)	(3.9%)
Same Store Cash NOI	2.4%	(0.2%)	7.9%

See pages 61-66 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

 Results of Operations – Years Ended December 31, 2021 and 2020

The following pages summarize our consolidated results of operations for the years ended December 31, 2021 and 2020. The results of operations for the years ended December 31, 2020 compared to December 31, 2019 was included in our Annual Report on Form 10-K for the year ended December 31, 2020 on page 56, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which was filed with the SEC on February 10, 2021.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	Change
Revenues:
Rental revenue	$690,418	$679,015	$11,403
Fee and other income	36,368	35,222	1,146
Total revenues	726,786	714,237	12,549
Expenses:
Operating	265,438	267,587	(2,149)
Depreciation and amortization	232,487	235,200	(2,713)
General and administrative	59,132	64,917	(5,785)
Transaction related costs	916	1,096	(180)
Total expenses	557,973	568,800	(10,827)
Other income (expense):
Loss from unconsolidated joint ventures	(24,896)	(18,619)	(6,277)
Income from unconsolidated real estate funds	782	272	510
Interest and other income, net	3,017	4,490	(1,473)
Interest and debt expense	(142,014)	(144,208)	2,194
Income (loss) from continuing operations, before income taxes	5,702	(12,628)	18,330
Income tax expense	(3,643)	(1,493)	(2,150)
Income (loss) from continuing operations, net	2,059	(14,121)	16,180
Loss from discontinued operations, net	-	(5,075)	5,075
Net income (loss)	2,059	(19,196)	21,255
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(21,538)	(9,257)	(12,281)
Consolidated real estate fund	(2,893)	1,450	(4,343)
Operating Partnership	2,018	2,299	(281)
Net loss attributable to common stockholders	$(20,354)	$(24,704)	$4,350

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $726,786,000 for the year ended December 31, 2021, compared to $714,237,000 for the year ended December 31, 2020, an increase of $12,549,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(29,181)	$(35,734)	(1)	$6,553	(2)	$-
Non-cash write-offs (primarily straight-line rent receivables)	33,205	23,868		9,337		-
Reserves for uncollectible accounts receivable	2,051	1,019		1,032		-
Other, net	5,328	(41)		5,612	(3)	(243)
Increase (decrease) in rental income	$11,403	$(10,888)		$22,534		$(243)

Fee and other income
Fee income
Asset management	$(982)	$-		$-		$(982)
Property management	(653)	-		-		(653)
Acquisition, disposition, leasing and other	2,038	-		-		2,038
Increase in fee income	403	-		-		403
Other income
Same store operations	743	201		761		(219)
Increase (decrease) in other income	743	201		761		(219)
Increase in fee and other income	$1,146	$201		$761		$184

Total increase (decrease) in revenues	$12,549	$(10,687)		$23,295		$(59)

(1)	Primarily due to a decrease in occupancy resulting from the expiration of Barclays’ lease at 1301 Avenue of the Americas and TD Bank’s lease at 31 West 52nd Street.
(2)	Primarily due to an increase in occupancy at 300 Mission Street.
(3)	Primarily due to income of $5,051 in the current year, in connection with a tenant’s lease termination at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $557,973,000 for year ended December 31, 2021, compared to $568,800,000 for the year ended December 31, 2020, a decrease of $10,827,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$(1,803)	$(2,855)		$1,052		$-
Other, net	(346)	-		-		(346)
(Decrease) increase in operating	$(2,149)	$(2,855)		$1,052		$(346)

Depreciation and amortization
Operations	$(2,713)	$(7,721)	(1)	$5,607	(2)	$(599)
(Decrease) increase in depreciation and amortization	$(2,713)	$(7,721)		$5,607		$(599)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(602)	$-		$-		$(602)	(3)
Operations	(5,183)	-		-		(5,183)	(4)
Decrease in general and administrative	$(5,785)	$-		$-		$(5,785)

Decrease in transaction related costs	$(180)	$-		$-		$(180)

Total (decrease) increase in expenses	$(10,827)	$(10,576)		$6,659		$(6,910)

(1)	Primarily due to lower amortization of in-place lease assets and depreciation of tenant improvements at 1301 Avenue of the Americas due to the expiration of such leases.
(2)

Primarily due to accelerated depreciation of tenant improvements in the current year resulting from a tenant’s lease termination at 300 Mission Street and depreciation on tenant improvements placed into service in the current year.

(3)

Represents the change in the mark-to-market of investments in our deferred compensation plan liabilities. This change is entirely offset by the change in plan assets which is included in “interest and other income, net”.

(4)	Primarily due to lower payroll costs.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $24,896,000 for the year ended December 31, 2021 compared to $18,619,000 for the year ended December 31, 2020, an increase in loss of $6,277,000. This increase in loss resulted from:

(Amounts in thousands)
712 Fifth Avenue	$(10,952)	(1)
One Steuart Lane	4,721	(2)
Other, net	(46)
Total increase in loss	$(6,277)

(1)

Primarily due to an $11,750 contribution in the current year to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 4, Investments in Unconsolidated Joint Ventures.

(2)	Primarily due to RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $782,000 for the year ended December 31, 2021, compared to $272,000 for the year ended December 31, 2020, an increase in income of $510,000.

Interest and Other Income, net

Interest and other income was $3,017,000 for the year ended December 31, 2021, compared to $4,490,000 for the year ended December 31, 2020, a decrease in income of $1,473,000. This decrease in income resulted from:

(Amounts in thousands)
Decrease in the value of investments in our deferred compensation plan (which is entirely offset by a decrease in "general and administrative")	$(602)
Other, net (primarily lower yields on short-term investments)	(871)
Total decrease in income	$(1,473)

Interest and Debt Expense

Interest and debt expense was $142,014,000 for the year ended December 31, 2021, compared to $144,208,000 for the year ended December 31, 2020, a decrease of $2,194,000. This decrease resulted primarily from lower borrowings under our revolving credit facility in the current year.

Income Tax Expense

Income tax expense was $3,643,000 for the year ended December 31, 2021, compared to $1,493,000 for the year ended December 31, 2020, an increase of $2,150,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year.

Loss from Discontinued Operations

Loss from discontinued operations was $5,075,000 for the year ended December 31, 2020 and is comprised of loss on sale of 1899 Pennsylvania Avenue of $12,766,000 (sold in December 2020), partially offset by income from 1899 Pennsylvania Avenue in the months we owned the property.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $21,538,000 for the year ended December 31, 2021, compared to $9,257,000 for the year ended December 31, 2020, a $12,281,000 increase in income allocated to noncontrolling interests in consolidated joint ventures. This increase resulted from:

(Amounts in thousands)
Higher income attributable to 300 Mission Street ($8,605 of income in 2021, compared to loss of $784 in 2020)	$9,389	(1)
Higher income attributable to 1633 Broadway ($875 of income in 2021, compared to loss of $1,437 in 2020)	2,312	(2)
Other, net	580
Total increase in income attributable to noncontrolling interests	$12,281

(1)	Primarily due to an increase in occupancy and lease termination income in the current year and non-cash write-offs of straight-line rent receivables in the prior year.
(2)	Primarily due to the non-cash write-off of straight-line rent receivables in the prior year.

Net (Income) Loss Attributable to Noncontrolling Interest in Consolidated Real Estate Fund

Net income attributable to noncontrolling interest in consolidated real estate fund was $2,893,000 for the year ended December 31, 2021, compared to net loss attributable to noncontrolling interest in consolidated real estate fund of $1,450,000 for the year ended December 31, 2020, an increase in income attributable to the noncontrolling interest of $4,343,000. This increase in income resulted primarily from RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $2,018,000 for the year ended December 31, 2021, compared to $2,299,000 for the year ended December 31, 2020, a decrease in net loss attributable to noncontrolling interests in Operating Partnership of $281,000. This decrease in loss resulted from a lower net loss subject to allocation to the unitholders of the Operating Partnership for the year ended December 31, 2021.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of December 31, 2021, we had $1.28 billion of liquidity comprised of $524,900,000 of cash and cash equivalents, $4,766,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

The following table provides a summary of our material cash requirements as of December 31, 2021.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,568,818	$101,824	$745,081	$1,496,827	$1,225,085
Unconsolidated debt (including interest expense) (1)	686,279	20,434	139,975	373,215	152,656
Tenant obligations	84,104	60,423	23,681	-	-
Construction obligations	35,036	35,036	-	-	-
Leasing commissions	2,790	2,436	354	-	-
Other	8,424	66	139	147	8,072
Total (2)	$4,385,451	$220,219	$909,229	$1,870,190	$1,385,813

(1)	Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2021 for variable rate debt.
(2)	The total above does not include various standing or renewal service contracts with vendors in connection with the operations of our properties.

We anticipate that our long-term needs including debt maturities and potential acquisitions will be funded by operating cash flow, third-party joint venture capital, mortgage financings and/or re-financings, and the issuance of long-term debt or equity and cash on hand. Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Consolidated Debt

As of December 31, 2021, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until October 2023. We may refinance our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

On December 17, 2021, we refinanced our $1.0 billion revolving credit facility with a new $750,000,000 revolving credit facility that matures in March 2026 and has two six-month extension options. The interest rate on the new facility is 115 basis points over SOFR with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio to not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On December 15, 2021, we declared a regular quarterly cash dividend of $0.07 per share of common stock for the fourth quarter ended December 31, 2021, which was paid on January 14, 2022 to stockholders of record as of the close of business on December 31, 2021. During 2021, we paid an aggregate of $67,479,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations, which amounts to $244,306,000 for the year ended December 31, 2021. If we were to continue our current dividend policy for all of 2022, we would pay out approximately $68,000,000 to common stockholders and unitholders during 2022.

Off Balance Sheet Arrangements

As of December 31, 2021, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness, of which our share was $612,561,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares in the year ended December 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2021, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $52,100,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $529,666,000, $465,324,000, $331,487,000 and $365,409,000 as of December 31, 2021, 2020, 2019 and 2018, respectively. Cash and cash equivalents and restricted cash increased by $64,342,000 and $133,837,000 for the years ended December 31, 2021 and 2020, respectively, and decreased by $33,922,000 for the year ended December 31, 2019. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$244,306	$237,272	$285,441
Investing activities	(103,483)	40,035	(323,440)
Financing activities	(76,481)	(143,470)	4,077

Operating Activities

Year Ended December 31, 2021 – We generated $244,306,000 of cash from operating activities for the year ended December 31, 2021, primarily from (i) $282,445,000 of net income (before $280,386,000 of non-cash adjustments) and (ii) $7,954,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $46,093,000 of net changes in operating assets and liabilities. Non-cash adjustments of $280,386,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2020 – We generated $237,272,000 of cash from operating activities for the year ended December 31, 2020, primarily from (i) net income of $241,868,000 (before $248,298,000 of non-cash adjustments and a $12,766,000 loss on sale of real estate related to discontinued operations) and (ii) $4,615,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $9,211,000 of net changes in operating assets and liabilities. Non-cash adjustments of $248,298,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2019 – We generated $285,441,000 of cash from operating activities for the year ended December 31, 2019, primarily from (i) net income of $248,909,000 (before $237,652,000 of non-cash adjustments, a $42,000,000 real estate impairment loss related to discontinued operations and a $1,140,000 gain on sale of real estate related to discontinued operations), (ii) $5,620,000 of distributions from unconsolidated joint ventures and real estate funds, (iii) $2,339,000 repayment of accrued interest on preferred equity investment, and (iv) $28,573,000 of net changes in operating assets and liabilities. Non-cash adjustments of $237,652,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases, net and amortization of stock-based compensation.

Investing Activities

Year Ended December 31, 2021 – We used $103,483,000 of cash for investing activities for the year ended December 31, 2021, primarily for (i) $112,001,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,750,000 of contributions to an unconsolidated joint venture, partially offset by (iii) $18,666,000 of net sales of marketable securities (which are held in our deferred compensation plan) and (iv) $1,602,000 of distributions of capital from unconsolidated real estate funds, net of contributions received.

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

Financing Activities

Year Ended December 31, 2021 – We used $76,481,000 of cash for financing activities for the year ended December 31, 2021, primarily for (i) $850,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 1301 Avenue of the Americas, (ii) $67,479,000 for dividends and distributions to common stockholders and unitholders, (iii) $30,539,000 for distributions to noncontrolling interests, (iv) $16,775,000 for the payment of debt issuance costs in connection with the refinancing of 1301 Avenue of the Americas and the revolving credit facility, (v) $235,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, and (vi) $140,000 for the purchase of interest rate caps, partially offset by (vii) $888,566,000 of proceeds from notes and mortgages payable (including $860,000,000 from the refinancing of 1301 Avenue of the Americas) and (viii) $121,000 of contributions from noncontrolling interests.

Year Ended December 31, 2020 – We used $143,470,000 of cash for financing activities for the year ended December 31, 2020, primarily for (i) $120,000,000 for repurchase of common shares, (ii) $98,062,000 for dividends and distributions paid to common stockholders and unitholders, (iii) $36,918,000 of net repayment of borrowings under the revolving credit facility, (iv) $12,717,000 for distributions to non-controlling interests and (v) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund, partially offset by (vi) $111,984,000 of proceeds from the sale of a 10.0% interest in 1633 Broadway, (vii) $11,555,000 of contributions from non-controlling interests and (viii) $9,791,000 of proceeds from notes and mortgages payable.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,059	$2,129	$43,891	$(43,961)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	232,487	152,023	76,569	3,895
General and administrative	59,132	-	-	59,132
Interest and debt expense	142,014	87,205	50,448	4,361
Income tax expense	3,643	12	5	3,626
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
Loss (income) from unconsolidated joint ventures	24,896	10,199	17,418	(2,721)
Fee income	(28,473)	-	-	(28,473)
Interest and other (income) loss, net	(3,017)	23	(119)	(2,921)
Other, net	134	-	-	134
NOI	476,472	262,894	220,433	(6,855)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(92,890)	(10,399)	(82,491)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of NOI	$383,788	$252,495	$137,942	$(6,649)

NOI	$476,472	$262,894	$220,433	$(6,855)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(4,983)	1,694	(6,677)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,704)	1,442	(8,146)	-
Cash NOI	464,785	266,030	205,610	(6,855)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(87,831)	(10,376)	(77,455)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of Cash NOI	$377,160	$255,654	$128,155	$(6,649)

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(19,196)	$12,606	$28,199	$(60,001)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	235,200	159,744	70,962	4,494
General and administrative	64,917	-	-	64,917
Interest and debt expense	144,208	87,687	49,905	6,616
Income tax expense	1,493	3	2	1,488
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
Loss (income) from unconsolidated joint ventures	18,619	(617)	17,210	2,026
Fee income	(28,070)	-	-	(28,070)
Interest and other income, net	(4,490)	-	(309)	(4,181)
Adjustments related to discontinued operations (including loss on sale of real estate)	13,465	-	-	13,465
Other, net	824	-	-	824
NOI	475,601	270,963	204,861	(223)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,766)	(4,294)	(68,461)	(11)
Consolidated real estate fund	1,892	-	-	1,892
Paramount's share of NOI	$404,727	$266,669	$136,400	$1,658

NOI	$475,601	$270,963	$204,861	$(223)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(32,325)	(7,728)	(24,681)	84
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,645)	23	(8,668)	-
Adjustments related to discontinued operations	507	-	-	507
Cash NOI	435,138	263,258	171,512	368
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(59,526)	(4,290)	(55,225)	(11)
Consolidated real estate fund	1,892	-	-	1,892
Paramount's share of Cash NOI	$377,504	$258,968	$116,287	$2,249

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(29,603)	$18,634	$36,560	$(84,797)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	240,104	159,054	77,813	3,237
General and administrative	68,556	-	-	68,556
Interest and debt expense	156,679	103,052	49,412	4,215
Loss on early extinguishment of debt	11,989	11,989	-	-
Income tax expense	312	-	28	284
NOI from unconsolidated joint ventures	22,409	13,151	9,065	193
Loss (income) from unconsolidated joint ventures	4,706	(1,298)	5,964	40
Fee income	(22,744)	-	-	(22,744)
Interest and other (income) loss, net	(9,844)	6	(784)	(9,066)
Adjustments related to discontinued operations (including impairments and gain on sale of real estate)	49,103	-	-	49,103
Other, net	2,342	-	-	2,342
NOI	494,009	304,588	178,058	11,363
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,620)	-	(72,620)	-
Consolidated real estate fund	126	-	-	126
Paramount's share of NOI	$421,515	$304,588	$105,438	$11,489

NOI	$494,009	$304,588	$178,058	$11,363
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(45,580)	(33,359)	(12,222)	1
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(11,913)	1,745	(13,658)	-
Adjustments related to discontinued operations	434	-	-	434
Cash NOI	436,950	272,974	152,178	11,798
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(62,889)	-	(62,889)	-
Consolidated real estate fund	126	-	-	126
Paramount's share of Cash NOI	$374,187	$272,974	$89,289	$11,924

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2021 and 2020. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2021 (1)	$383,788	$252,495		$137,942	$(6,649)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	4,566	(295)		(1,788)	6,649
Paramount's share of Same Store NOI for the year ended December 31, 2021	$388,354	$252,200		$136,154	$-

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2020 (1)	$404,727	$266,669		$136,400	$1,658
Dispositions / Discontinued Operations	(13,187)	(4,797)	(2)	-	(8,390)	(3)
Non-cash write-offs (primarily straight-line receivables)	26,826	22,383		4,443	-
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	6,114	(619)		1	6,732
Paramount's share of Same Store NOI for the year ended December 31, 2020	$426,420	$284,788		$141,632	$-

Decrease in Same Store NOI	$(38,066)	$(32,588)		$(5,478)	$-

% Decrease	(8.9%)	(11.4%)		(3.9%)

(1)	See page 61 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2021 (1)	$377,160	$255,654		$128,155	$(6,649)
Dispositions / Discontinued Operations	-	-		-	-
Other, net	4,397	(457)		(1,795)	6,649
Paramount's share of Same Store Cash NOI for the year ended December 31, 2021	$381,557	$255,197		$126,360	$-

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2020 (1)	$377,504	$258,968		$116,287	$2,249
Dispositions / Discontinued Operations	(12,786)	(3,889)	(2)	-	(8,897)	(3)
Reserves for uncollectible accounts receivable	1,940	1,152		788	-
Other, net	6,030	(619)		1	6,648
Paramount's share of Same Store Cash NOI for the year ended December 31, 2020	$372,688	$255,612		$117,076	$-

Increase (decrease) in Same Store Cash NOI	$8,869	$(415)		$9,284	$-

% Increase (decrease)	2.4%	(0.2%)		7.9%

(1)	See page 61 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents Cash NOI attributable to the 10.0% sale of 1633 Broadway for the months in which it was not owned by us in both reporting periods.
(3)	Represents Cash NOI from discontinued operations (1899 Pennsylvania Avenue in Washington, D.C.).

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020	2019
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$2,059	$(19,196)	$(29,603)
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	274,024	283,317	257,876
Adjustments related to discontinued operations (including impairments and gain or loss on sale of real estate)	-	13,456	49,103
FFO	276,083	277,577	277,376
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(61,609)	(43,542)	(46,527)
Consolidated real estate fund	(2,904)	1,450	(313)
Operating Partnership	(19,072)	(20,664)	(22,349)
FFO attributable to common stockholders	$192,498	$214,821	$208,187
Per diluted share	$0.88	$0.96	$0.90

FFO	$276,083	$277,577	$277,376
Non-core items:
Adjustments to equity in earnings for contributions to (distributions from) an unconsolidated joint venture	8,016	(2,697)	(2,038)
Consolidated real estate fund's share of after-tax net gain on sale of residential condominium units (One Steuart Lane)	(8,184)	-	-
Non-cash write-off of deferred financing costs	761	-	8,215
Loss on early extinguishment of debt	-	-	11,989
Other, net	6,116	1,450	2,881
Core FFO	282,792	276,330	298,423
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(61,609)	(43,542)	(46,527)
Consolidated real estate fund	(205)	1,450	(313)
Operating Partnership	(19,923)	(20,556)	(24,419)
Core FFO attributable to common stockholders	$201,055	$213,682	$227,164
Per diluted share	$0.92	$0.96	$0.98

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,701,249	222,436,170	231,538,065
Effect of dilutive securities	45,709	16,558	35,323
Denominator for FFO per diluted share	218,746,958	222,452,728	231,573,388

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into swap agreements to fix the rate on all or a portion of the debt for varying periods through maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT for U.S. federal income tax purposes, we may utilize swap arrangements in the future.

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2021.

Property	Rate	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street	3.65%	$-	$273,000	$-	$-	$-	$-	$273,000	$275,989
One Market Plaza	4.03%	-	-	975,000	-	-	-	975,000	995,533
31 West 52nd Street	3.80%	-	-	-	-	500,000	-	500,000	516,096
1301 Avenue of the Americas (1)	2.46%	-	-	-	-	500,000	-	500,000	498,120
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,248,868
Total Fixed Rate Debt	3.37%	$-	$273,000	$975,000	$-	$1,000,000	$1,250,000	$3,498,000	$3,534,606

Variable Rate Debt:
1301 Avenue of the Americas (2)	3.67%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,646
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.67%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,646

Total Consolidated Debt	3.40%	$-	$273,000	$975,000	$-	$1,360,000	$1,250,000	$3,858,000	$3,893,252

(1)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023.

In addition to the above, our unconsolidated joint ventures had $1.64 billion of outstanding indebtedness as of December 31, 2021, of which our share was $612,561,000.

The tables below provide additional details on our interest rate swaps as of December 31, 2021.

Property	Notional Amount	Effective Date	Maturity Date	Strike Rate	Fair Value as of December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	0.46%	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$6,691

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in LIBOR.

	December 31, 2021			December 31, 2020
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	3.67%	$3,600	$350,000	1.99%
Fixed rate (1)	2,687,665	3.25%	-	2,678,781	3.36%
	$3,047,665	3.30%	$3,600	$3,028,781	3.20%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$108,963	3.27%	$1,090	$103,880	3.31%
Fixed rate	503,598	3.30%	-	503,767	3.30%
	$612,561	3.30%	$1,090	$607,647	3.30%

Noncontrolling interests' share of above			$(424)
Total change in annual net income			$4,266
Per diluted share			$0.02

(1)	Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 67.

On March 5, 2021, the Financial Conduct Authority (“FCA”) confirmed it will cease the publication of the one-week and two month LIBOR rates after December 31, 2021. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, it is possible that LIBOR may become unavailable prior to that point. Additionally, as of December 31, 2021, banks are expected to no longer issue any new LIBOR debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of December 31, 2021, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 22, 2022

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2021	December 31, 2020
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,061,824	5,997,078
	8,028,061	7,963,315
Accumulated depreciation and amortization	(1,112,977)	(966,697)
Real estate, net	6,915,084	6,996,618
Cash and cash equivalents	524,900	434,530
Restricted cash	4,766	30,794
Investments in unconsolidated joint ventures	408,096	412,724
Investments in unconsolidated real estate funds	11,421	12,917
Accounts and other receivables	15,582	17,502
Deferred rent receivable	332,735	330,239
Deferred charges, net of accumulated amortization of $70,666 and $56,612	122,177	116,278
Intangible assets, net of accumulated amortization of $252,142 and $283,332	119,413	153,519
Other assets	40,388	48,976
Total assets (1)	$8,494,562	$8,554,097

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $22,380 and $18,695	$3,835,620	$3,800,739
Revolving credit facility	-	-
Accounts payable and accrued expenses	116,192	101,901
Dividends and distributions payable	16,895	16,796
Intangible liabilities, net of accumulated amortization of $105,790 and $107,981	45,328	55,996
Other liabilities	25,495	62,931
Total liabilities (1)	4,039,530	4,038,363
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 218,991,795 and 218,817,337 shares in 2021 and 2020, respectively	2,190	2,188
Additional paid-in-capital	4,122,680	4,120,173
Earnings less than distributions	(538,845)	(456,393)
Accumulated other comprehensive income (loss)	2,138	(12,791)
Paramount Group, Inc. equity	3,588,163	3,653,177
Noncontrolling interests in:
Consolidated joint ventures	428,833	437,161
Consolidated real estate fund	81,925	79,017
Operating Partnership (21,740,404 and 20,756,618 units outstanding)	356,111	346,379
Total equity	4,455,032	4,515,734
Total liabilities and equity	$8,494,562	$8,554,097

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.0% as of December 31, 2021. As of December 31, 2021, the Operating Partnership includes $4,025,856 and $2,576,710 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2021	2020	2019
Revenues:
Rental revenue	$690,418	$679,015	$709,508
Fee and other income	36,368	35,222	34,246
Total revenues	726,786	714,237	743,754
Expenses:
Operating	265,438	267,587	264,702
Depreciation and amortization	232,487	235,200	240,104
General and administrative	59,132	64,917	68,556
Transaction related costs	916	1,096	1,999
Total expenses	557,973	568,800	575,361
Other income (expense):
Loss from unconsolidated joint ventures	(24,896)	(18,619)	(4,706)
Income (loss) from unconsolidated real estate funds	782	272	(343)
Interest and other income, net	3,017	4,490	9,844
Interest and debt expense	(142,014)	(144,208)	(156,679)
Loss on early extinguishment of debt	-	-	(11,989)
Income (loss) from continuing operations, before income taxes	5,702	(12,628)	4,520
Income tax expense	(3,643)	(1,493)	(312)
Income (loss) from continuing operations, net	2,059	(14,121)	4,208
Loss from discontinued operations, net	-	(5,075)	(33,811)
Net income (loss)	2,059	(19,196)	(29,603)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(21,538)	(9,257)	(11,022)
Consolidated real estate fund	(2,893)	1,450	(313)
Operating Partnership	2,018	2,299	4,039
Net loss attributable to common stockholders	$(20,354)	$(24,704)	$(36,899)

Loss per Common Share - Basic:
Loss from continuing operations, net	$(0.09)	$(0.09)	$(0.03)
Loss from discontinued operations, net	-	(0.02)	(0.13)
Net loss per common share	$(0.09)	$(0.11)	$(0.16)
Weighted average common shares outstanding	218,701,249	222,436,170	231,538,065

Loss per Common Share - Diluted:
Loss from continuing operations, net	$(0.09)	$(0.09)	$(0.03)
Loss from discontinued operations, net	-	(0.02)	(0.13)
Net loss per common share	$(0.09)	$(0.11)	$(0.16)
Weighted average common shares outstanding	218,701,249	222,436,170	231,538,065

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Net income (loss)	$2,059	$(19,196)	$(29,603)
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	6,857	-	(28,069)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	9,565	(13,894)	206
Comprehensive income (loss)	18,481	(33,090)	(57,466)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(21,538)	(9,257)	(11,022)
Consolidated real estate fund	(2,908)	1,434	(360)
Operating Partnership	540	3,589	6,726
Comprehensive loss attributable to common stockholders	$(5,425)	$(37,324)	$(62,122)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2018	233,136	$2,329	$4,201,756	$(219,906)	$16,621	$394,995	$66,887	$428,982	$4,891,664
Net (loss) income	-	-	-	(36,899)	-	11,022	313	(4,039)	(29,603)
Common shares issued upon redemption of common units	1,409	14	24,016	-	-	-	-	(24,030)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	46	3	-	(327)	-	-	-	-	(324)
Repurchases of common shares	(7,159)	(72)	(94,545)	-	-	-	-	-	(94,617)
Dividends and distributions ($0.40 per share and unit)	-	-	-	(92,425)	-	-	-	(10,039)	(102,464)
Contributions from noncontrolling interests	-	-	-	-	-	-	14,989	-	14,989
Distributions to noncontrolling interests	-	-	-	-	-	(45,239)	-	-	(45,239)
Change in value of interest rate swaps	-	-	-	-	(25,367)	-	-	(2,702)	(28,069)
Settlement of interest rate swaps liabilities	-	-	-	-	8,431	-	-	2,827	11,258
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	144	-	47	15	206
Amortization of equity awards	-	-	2,564	-	-	-	-	20,437	23,001
Acquisition of noncontrolling interest	-	-	-	-	-	-	(9,840)	-	(9,840)
Reallocation of noncontrolling interest	-	-	(607)	-	-	-	-	607	-
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(24,704)	-	9,257	(1,450)	(2,299)	(19,196)
Common shares issued upon redemption of common units	5,150	51	85,659	-	-	-	-	(85,710)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	48	1	-	(333)	-	-	-	-	(332)
Repurchases of common shares	(13,813)	(138)	(119,862)	-	-	-	-	-	(120,000)
Dividends and distributions ($0.37 per share and unit)	-	-	-	(81,799)	-	-	-	(7,804)	(89,603)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(12,717)	-	-	(12,717)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(12,620)	-	16	(1,290)	(13,894)
Amortization of equity awards	-	-	1,318	-	-	-	-	18,068	19,386
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(13,356)	-	-	-	-	13,356	-
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Loss	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(20,354)	-	21,538	2,893	(2,018)	2,059
Common shares issued upon redemption of common units	59	1	960	-	-	-	-	(961)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	116	1	-	(236)	-	-	-	-	(235)
Dividends and distributions ($0.28 per share and unit)	-	-	-	(61,310)	-	-	-	(6,268)	(67,578)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(30,539)	-	-	(30,539)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	6,237	-	-	620	6,857
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	8,692	-	15	858	9,565
Amortization of equity awards	-	-	1,221	-	-	-	-	17,556	18,777
Reallocation of noncontrolling interest	-	-	55	-	-	-	-	(55)	-
Other	-	-	271	(552)	-	552	-	-	271
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032

See notes to consolidated financial statements.

 PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$2,059	$(19,196)	$(29,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	232,487	235,890	248,347
Loss from unconsolidated joint ventures	24,896	18,619	4,706
Amortization of stock-based compensation expense	18,612	19,239	22,860
Amortization of deferred financing costs	9,127	9,277	19,323
Distributions of earnings from unconsolidated joint ventures	7,278	3,999	4,067
Amortization of above and below-market leases, net	(3,070)	(4,734)	(10,991)
Straight-lining of rental revenue	(2,495)	(28,216)	(43,679)
Realized and unrealized gains on marketable securities	(1,535)	(1,918)	(3,027)
(Income) loss from unconsolidated real estate funds	(782)	(272)	343
Distributions of earnings from unconsolidated real estate funds	676	616	1,553
Loss (gain) on sale of real estate related to discontinued operations	-	12,766	(1,140)
Real estate impairment loss related to discontinued operations	-	-	42,000
Receipt of accrued interest on preferred equity investment	-	-	2,339
Loss on early extinguishment of debt	-	-	731
Other non-cash adjustments	3,146	413	(961)
Changes in operating assets and liabilities:
Accounts and other receivables	1,920	1,729	845
Deferred charges	(18,438)	(10,761)	(23,029)
Other assets	(8,283)	(2,193)	57,318
Accounts payable and accrued expenses	16,246	(1,299)	(8,949)
Other liabilities	(37,538)	3,313	2,388
Net cash provided by operating activities	244,306	237,272	285,441

Cash Flows from Investing Activities:
Additions to real estate	(112,001)	(89,463)	(103,916)
Sales of marketable securities	40,228	22,188	19,282
Purchases of marketable securities	(21,562)	(15,809)	(15,232)
Investments in and contributions of capital to unconsolidated joint ventures	(11,750)	(60)	(368,852)
Distributions of capital from unconsolidated real estate funds	4,926	-	2,076
Contributions of capital to unconsolidated real estate funds	(3,324)	(2,945)	(3,937)
Proceeds from the sale of real estate related to discontinued operations	-	89,206	150,307
Repayment of amounts due from affiliates	-	36,918	181,000
Due from affiliates	-	-	(217,918)
Redemption of preferred equity investment	-	-	33,750
Net cash (used in) provided by investing activities	(103,483)	40,035	(323,440)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Cash Flows from Financing Activities:
Proceeds from notes and mortgages payable	$888,566	$9,791	$1,259,843
Repayment of notes and mortgages payable	(850,000)	-	(1,050,000)
Dividends paid to common stockholders	(61,297)	(89,225)	(93,038)
Distributions paid to common unitholders	(6,182)	(8,837)	(10,073)
Distributions to noncontrolling interests	(30,539)	(12,717)	(45,239)
Contributions from noncontrolling interests	121	11,555	14,989
Debt issuance costs	(16,775)	-	(10,131)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(235)	(332)	(324)
Purchase of interest rate caps	(140)	-	-
Repayment of borrowings under revolving credit facility	-	(200,000)	(195,000)
Borrowings under revolving credit facility	-	163,082	231,918
Repurchases of common shares	-	(120,000)	(97,137)
Proceeds from the sale of a 10.0% interest in 1633 Broadway	-	111,984	-
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	-	(8,771)	-
Acquisition of noncontrolling interest in consolidated real estate fund	-	-	(1,000)
Loss on early extinguishment of debt	-	-	(731)
Net cash (used in) provided by financing activities	(76,481)	(143,470)	4,077

Net increase (decrease) in cash and cash equivalents and restricted cash	64,342	133,837	(33,922)
Cash and cash equivalents and restricted cash at beginning of period	465,324	331,487	365,409
Cash and cash equivalents and restricted cash at end of period	$529,666	$465,324	$331,487

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$434,530	$306,215	$339,653
Restricted cash at beginning of period	30,794	25,272	25,756
Cash and cash equivalents and restricted cash at beginning of period	$465,324	$331,487	$365,409

Cash and cash equivalents at end of period	$524,900	$434,530	$306,215
Restricted cash at end of period	4,766	30,794	25,272
Cash and cash equivalents and restricted cash at end of period	$529,666	$465,324	$331,487

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$132,476	$135,607	$139,130
Cash payments for income taxes, net of refunds	1,762	1,366	2,474

Non-Cash Transactions:
Write-off of fully amortized and/or depreciated assets	$46,594	$9,141	$8,727
Dividends and distributions declared but not yet paid	16,895	16,796	25,255
Additions to real estate included in accounts payable and accrued expenses	12,177	8,640	21,566
Change in value of interest rate swaps and interest rate caps	6,857	-	28,069
Transfer of deposit to investment in unconsolidated joint ventures	6,230	-	-
Common shares issued upon redemption of common units	961	85,710	24,030
Note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate fund	-	-	8,771

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of December 31, 2021.

As of December 31, 2021, we owned and/or managed a portfolio aggregating 13.9 million square feet comprised of:

•

Seven wholly and partially owned properties aggregating 8.6 million square feet in New York, comprised of 8.2 million square feet of office space and 0.4 million square feet of retail, theater and amenity space;

•	Six wholly and partially owned properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•	Six managed properties aggregating 1.0 million square feet in New York and Washington, D.C.

Additionally, we have an investment management business, where we serve as the general partner of real estate funds for institutional investors and high net-worth individuals.

In March 2020, the World Health Organization declared coronavirus 2019 (“COVID-19”) a global pandemic. The outbreak of COVID-19 caused severe disruptions in the global economy. These disruptions have adversely impacted businesses and financial markets, including that of New York and San Francisco, the markets in which we operate and where all of our assets are located. While our buildings have remained open throughout the pandemic, a majority of our tenants have worked remotely as new variants of the virus that cause COVID-19 emerged during 2021. The emergence of new variants of the virus that cause COVID-19 or our tenants’ decision to work remotely did not have a material impact on our portfolio-wide rent collections during 2021. For the year ended December 31, 2021, we collected 99.6% of rents, comprised of 99.9% from office tenants (which account for approximately 96.5% of our annualized rents) and 92.9% from non-office tenants (which account for the remaining 3.5% of our annualized rents). Notwithstanding, we continue to navigate the pandemic and monitor its impact on our business. Given the emergence of new variants of the virus that cause COVID-19 during 2021 and the possibility of future variants, we are precluded at this time from making any predictions as the ultimate impact it may have on our future financial condition, results of operations and cash flows.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consist of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for (i) our share of net income or loss, (ii) our share of other comprehensive income or loss, and (iii) cash contributions and distributions. To the extent that our cost basis is different than our share of the equity in the equity method investment, the basis difference allocated to depreciable assets is amortized into “loss from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared.

Investments that do not qualify for consolidation or equity method accounting are accounted for under the cost method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with original maturities of three months or less. The majority of our cash and cash equivalents are held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit. To date, we have not experienced any losses on our invested cash.

Restricted Cash

Restricted cash consists primarily of security deposits held on behalf of our tenants, cash escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements and cash restricted in connection with our deferred compensation plan. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Marketable Securities

Marketable securities consists of investments in trading securities that are held in our deferred compensation plan for which there is an offsetting liability. These investments are initially recorded at cost and subsequently measured at fair value at the end of each reporting period, with gains or losses resulting from changes in fair value recognized in earnings, which are included as a component of “interest and other income, net” on our consolidated statements of income and the earnings are entirely offset by expenses from the mark-to-market of plan liabilities, which are included as a component of “general and administrative” expenses on our consolidated statements of income. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Deferred Charges

Deferred charges include deferred leasing costs related to successful leasing activities and deferred financing costs related to our revolving credit facility. Deferred leasing costs consist of fees and direct costs related to successful leasing activities. Such deferred costs are amortized on a straight-line basis over the lives of the related leases and recognized in our consolidated statements of income as a component of “depreciation and amortization”. Deferred financing costs consist of fees and direct costs incurred in obtaining our revolving credit facility. Such deferred financing costs are amortized over the term of the revolving credit facility and are recognized as a component of “interest and debt expense” on our consolidated statements of income.

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

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and interest rate caps. Interest rate swaps and interest rate caps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. The changes in the fair value of interest rate swaps and interest rate caps that are designated as hedges are recognized in “other comprehensive income (loss)” (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in our assessment of fair value. Considerable judgment is necessary to interpret Level 2 and 3 inputs in determining the fair value of our financial and non-financial assets and liabilities. Accordingly, our fair value estimates, which are made at the end of each reporting period, may be different than the amounts that may ultimately be realized upon sale or disposition of these assets or settlement of these liabilities.

We use the following methods and assumptions in estimating fair value for financial instruments that are presented at fair value on our consolidated balance sheets:

Interest Rate Swaps and Interest Rate Caps

Interest rate swaps and interest rate caps are valued by a third-party specialist using widely accepted valuation techniques.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed and variable cash payments or receipts. The variable cash payments or receipts are based on future interest rates derived from observable market interest rate curves.

The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rate of the interest rate caps. The variable interest rates used in the calculation of expected cash receipts are based on future interest rates derived from observable market interest rate curves and volatilities.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs.  We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts was not significant to the overall valuation. As a result, all of our derivatives held as December 31, 2021, are classified as Level 2 in the fair value hierarchy.

Marketable Securities

Marketable securities are valued by a third-party specialist using quoted prices in active markets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

Rental Revenue

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases which generally have terms ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represents revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and is recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

We evaluate the collectability of our tenant receivables for payments required under the lease agreements. If we determine that collectability is not probable, the difference between rental revenue recognized and rental payments received is recorded as an adjustment to “rental revenue” in our consolidated statements of income.

Fee and Other Income

Fee income includes (i) asset management fees, (ii) property management fees, (iii) fees relating to acquisitions, dispositions and leasing services and (iv) other fee income, and is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. Fee income is generated from the various services we provide to our customers and is disaggregated based on the types of services we provide pursuant to ASC Topic 606. Fee income is recognized as and when we satisfy our performance obligations pursuant to contractual agreements. Property management and asset management services are provided continuously over time and revenue is recognized over that time. Fee income relating to acquisitions, dispositions and leasing services is recognized upon completion of the acquisition, disposition or leasing services as required in the contractual agreements. The amount of fee income to be recognized is stated in the contract as a fixed price or as a stated percentage of revenues, contributed capital or transaction price. Other income includes income from tenant requested services, including cleaning, overtime heating and cooling and parking income.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $2,024,000, $698,000 and $242,000 for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, our TRSs had combined deferred income tax expense of $703,000 and $32,000 for the years ended December 31, 2021 and 2020, respectively, and a combined deferred income tax benefit of $28,000 for the year ended December 31, 2019.

The following table reconciles net loss attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
(Amounts in thousands)	2021		2020	2019
Net loss attributable to Paramount Group, Inc.	$(20,354)		$(24,704)	$(36,899)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	3,082		(10,462)	(37,244)
Depreciation and amortization	62,218		62,002	79,750
Stock-based compensation	16,933		17,766	20,812
Deferred compensation plan	(28,793)	(1)	-	500
Real estate impairment loss	-		-	38,237
Sale of real estate	-		55,640	12,107
Other, net	27,476		(11,095)	12,253
Estimated taxable income	$60,562		$89,147	$89,516

(1)	In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
	2021			2020			2019
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.253	(1)	90.4%	$0.210	(1)	52.5%	$0.323	(1)	80.7%
Long-term capital gain	0.023		8.2%	0.190		47.5%	0.062		15.5%
Return of capital	0.004		1.4%	0.000		0.0%	0.015		3.8%
Total	$0.280	(2)	100.0%	$0.400	(2)	100.0%	$0.400	(2)	100.0%

(1)	Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)

Dividends declared in the fourth quarter of the years ended December 31, 2021, 2020 and 2019 of $0.07, $0.07 and $0.10 per share, respectively, that were paid in January of the subsequent years, were attributable to the years in which they were paid, for federal income tax purposes.

Segments

Our reportable segments are separated by region, based on the two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. See Note 22, Segments.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity's Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. We do not believe the adoption of ASU 2020-06 will have a material impact on our consolidated financial statements.

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

1899 Pennsylvania Avenue

On December 24, 2020, we completed the sale of 1899 Pennsylvania Avenue, a 191,000 square foot trophy office building located in Washington, D.C., for $103,000,000. We realized net proceeds of $89,206,000 from the sale after transaction costs and recognized a loss of $12,766,000, which is included as a component of “loss from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2020.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liberty Place

On September 26, 2019, we sold Liberty Place, a 172,000 square foot office building in Washington, D.C., for $154,500,000. In connection therewith, we recognized a gain of $1,140,000, which is included as a component of “loss from discontinued operations, net” on our consolidated statement of income for the year ended December 31, 2019.

The tables below provide the details of the results of operations and the details of the cash flows related to discontinued operations for the periods set forth below.

(Amounts in thousands)	For the Year Ended December 31,
Income Statements: (1)	2020	2019
Revenues:
Rental revenue	$13,967	$24,969
Other income	276	457
Total revenues	14,243	25,426
Expenses:
Operating	5,853	10,134
Depreciation and amortization	690	8,243
Total expenses	6,543	18,377
Other income (expense):
Real estate impairment loss	-	(42,000)
Income (loss) before gain or loss on sale of real estate	7,700	(34,951)
(Loss) gain on sale of real estate (2)	(12,766)	1,140
Loss before income taxes	(5,066)	(33,811)
Income tax expense	(9)	-
Loss from discontinued operations, net	$(5,075)	$(33,811)

	For the Year Ended December 31,
Statements of Cash Flows: (1)	2020	2019
Cash provided by operating activities	$5,522	$15,949

Cash provided by investing activities
Proceeds from sale of real estate (3)	$89,206	$150,307
Additions to real estate	-	(1,514)
Total cash provided by investing activities	$89,206	$148,793

Cash used in financing activities	$(96,896)	$(162,294)

Additional Cash Flow Information:
Depreciation and amortization	$690	$8,243

(1)

Represents revenues, expenses, net income, and cash flow information of 1899 Pennsylvania Avenue in the year ended December 31, 2020 and 1899 Pennsylvania Avenue and Liberty Place in the year ended December 31, 2019.

(2)	Represents the loss on sale of 1899 Pennsylvania Avenue in 2020 and gain on sale of Liberty Place in 2019.
(3)	Represents the proceeds from the sale of 1899 Pennsylvania Avenue in 2020 and Liberty Place in 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2021	2020
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	185,344	192,306
55 Second Street (2)	44.1%	88,284	92,298
111 Sutter Street	49.0%	35,182	37,818
60 Wall Street (2)	5.0%	19,230	19,164
One Steuart Lane (2)	35.0% (3)	76,428	67,505
Oder-Center, Germany (2)	9.5%	3,628	3,633
Investments in unconsolidated joint ventures		$408,096	$412,724

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2021		2020	2019
712 Fifth Avenue (1)	$(10,265)		$687	$1,849
Market Center (4)	(11,848)		(11,315)	(744)
55 Second Street (2)(5)	(2,912)		(2,723)	(826)
111 Sutter Street (6)	(2,658)		(3,172)	(4,394)
60 Wall Street (2)	66		(70)	(551)
One Steuart Lane (2)	2,678	(7)	(2,043)	(118)
Oder-Center, Germany (2)	43		17	78
Loss from unconsolidated joint ventures	$(24,896)		$(18,619)	$(4,706)

(1)

At December 31, 2020, our basis in the joint venture that owns 712 Fifth Avenue was negative $22,345. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. During the year ended December 31, 2021, we received $1,485 in distributions from the joint venture and made an $11,750 contribution to the joint venture. Accordingly, we recognized a loss of $10,265, which is included in “loss from unconsolidated joint ventures” on our consolidated statement of income. Additionally, the joint venture had net losses of $4,498 for the year ended December 31, 2021, of which our 50.0% share was $2,249. Accordingly, our basis in the joint venture, taking into account distributions received, contributions made and our share of losses, was negative $14,329 as of December 31, 2021.

(2)

As of December 31, 2021, the carrying amount of our investments in 55 Second Street, 60 Wall Street, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $478, $2,617, $751, $4,658, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.

(3)	Represents our consolidated Residential Development Fund’s (“RDF”) economic interest in One Steuart Lane, a for-sale residential condominium project.
(4)	Acquired on December 11, 2019.
(5)	Acquired on August 21, 2019.
(6)	Acquired on February 7, 2019.
(7)	Includes RDF’s share of gain on sale of residential condominium units.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2021	2020
Real estate, net	$2,246,152	$2,674,858
Cash and cash equivalents and restricted cash	216,910	120,149
Intangible assets, net	58,590	110,307
For-sale residential condominium units (1)	359,638	-
Other assets	46,646	45,761
Total assets	$2,927,936	$2,951,075

Notes and mortgages payable, net	$1,791,404	$1,801,084
Intangible liabilities, net	18,397	26,772
Other liabilities	61,097	87,575
Total liabilities	1,870,898	1,915,431
Equity	1,057,038	1,035,644
Total liabilities and equity	$2,927,936	$2,951,075

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2021		2020	2019
Revenues:
Rental revenue	$229,420		$243,713	$164,316
Other income	139,705	(2)	2,828	2,108
Total revenues	369,125		246,541	166,424
Expenses:
Operating	220,396	(2)	109,114	68,491
Depreciation and amortization	107,079		117,640	68,318
Total expenses	327,475		226,754	136,809
Other income (expense):
Interest and other (loss) income, net	(111)		(36)	663
Interest and debt expense	(63,493)		(58,239)	(51,113)
Net loss before income taxes	(21,954)		(38,488)	(20,835)
Income tax expense	(32)		(47)	(16)
Net loss	$(21,986)		$(38,535)	$(20,851)

(1)	Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)	Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of December 31, 2021, Fund X has $192,000,000 of capital committed, of which $80,221,000 has been invested and $32,816,000 has been reserved for future funding. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of December 31, 2021.

As of December 31, 2021 and 2020, our share of the investments in the unconsolidated real estate funds aggregated $11,421,000 and $12,917,000, respectively. We recognized income of $782,000 and $272,000 for the years ended December 31, 2021 and 2020, respectively, and loss of $343,000 for the year ended December 31, 2019.

6.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2021	2020
Intangible assets:
Gross amount	$371,555	$436,851
Accumulated amortization	(252,142)	(283,332)
	$119,413	$153,519
Intangible liabilities:
Gross amount	$151,118	$163,977
Accumulated amortization	(105,790)	(107,981)
	$45,328	$55,996

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Amortization of above and below-market leases, net (component of "rental revenue")	$3,070	$4,775	$11,097
Amortization of acquired in-place leases (component of "depreciation and amortization")	$26,507	$36,628	$46,917

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2022.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2022	$1,344	$21,644
2023	5,080	17,705
2024	6,020	14,248
2025	4,674	10,451
2026	2,801	7,896

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas, a 1.7 million square foot trophy office building, located in New York, New York. The new five-year interest-only loan has a weighted average interest rate of 2.96% (as of December 31, 2021) and is comprised of a $500,000,000 fixed rate tranche and a $360,000,000 variable rate tranche. The proceeds from the refinancing were used to repay the existing $850,000,000 loan that was scheduled to mature in November 2021.

On December 17, 2021, we refinanced our $1.0 billion revolving credit facility with a new $750,000,000 revolving credit facility that matures in March 2026 and has two six-month extension options. The interest rate on the new facility is 115 basis points over the secured overnight financing rate ("SOFR") with adjustments based on the term of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point.

The following table summarizes our consolidated outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2021	2021	2020
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (3)	3.67%	360,000	350,000
			2.96%	860,000	850,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	273,000	244,434

Total notes and mortgages payable			3.40%	3,858,000	3,819,434
Less: unamortized deferred financing costs				(22,380)	(18,695)
Total notes and mortgages payable, net				$3,835,620	$3,800,739

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

(1)	Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 8, Derivative Instruments and Hedging Activities.
(3)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See Note 8, Derivative Instruments and Hedging Activities.

The following table summarizes the principal repayments required for the next five years and thereafter in connection with our consolidated notes and mortgages payable and revolving credit facility as of December 31, 2021.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2022	$-	$-	$-
2023	273,000	273,000	-
2024	975,000	975,000	-
2025	-	-	-
2026	1,360,000	1,360,000	-
Thereafter	1,250,000	1,250,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities

On July 29, 2021, we completed an $860,000,000 refinancing of 1301 Avenue of the Americas. In connection with the refinancing, we entered into interest rate swap agreements on the loan with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $6,857,000 for the year ended December 31, 2021, from the changes in fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income (Loss). During the next twelve months, we estimate that $3,000 of the amounts to be recognized in accumulated other comprehensive income or loss will be reclassified as a decrease to interest expense.

The table below provide additional details on our interest rate swaps that are designated as cash flow hedges.

	Notional			Strike	Fair Value as of
Property	Amount	Effective Date	Maturity Date	Rate	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	0.46%	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")					$6,691

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of December 31, 2021, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9. Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to an additional $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We did not repurchase any shares during the year ended December 31, 2021. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021, 2020 and 2019, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2021		2020	2019
Amount of income (loss) related to the cash flow hedges recognized in other comprehensive income (loss)	$6,069	(1)	$-	$(23,147)	(2)
Amount reclassified from accumulated other comprehensive income (loss) increasing (decreasing) interest and debt expense	788	(1)	-	(4,922)	(2)
Amount reclassified to loss on early extinguishment of debt (3)	-		-	11,258
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (4)	5,562		(16,141)	206
Amounts reclassified from accumulated other comprehensive income (loss) increasing loss from unconsolidated joint ventures (4)	4,003		2,247	-

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

(3)	Represents costs incurred in connection with the settlement of interest rate swap liabilities upon the refinancing of 1633 Broadway in November 2019.
(4)	Primarily represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

11.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2021 and 2020, noncontrolling interests in our consolidated joint ventures aggregated $428,833,000 and $437,161,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of December 31, 2021 and 2020, the noncontrolling interest in our consolidated real estate fund aggregated $81,925,000 and $79,017,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2021 and 2020, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $356,111,000 and $346,379,000, respectively, and a redemption value of $181,315,000 and $187,640,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each year.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.0% of, the Operating Partnership as of December 31, 2021. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2021 and 2020, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2021	2020
Real estate, net	$3,415,735	$3,470,766
Cash and cash equivalents and restricted cash	198,154	134,647
Investments in unconsolidated joint ventures	76,428	67,505
Accounts and other receivables	6,801	6,871
Deferred rent receivable	197,794	192,401
Deferred charges, net	53,013	55,156
Intangible assets, net	62,380	76,545
Other assets	15,551	21,496
Total VIE assets	$4,025,856	$4,025,387

Notes and mortgages payable, net	$2,487,871	$2,457,272
Accounts payable and accrued expenses	54,738	51,590
Intangible liabilities, net	27,674	33,566
Other liabilities	6,427	4,486
Total VIE liabilities	$2,576,710	$2,546,914

Unconsolidated VIEs

As of December 31, 2021, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2021	2020
Investments	$11,421	$12,917
Asset management fees and other receivables	9	561
Maximum risk of loss	$11,430	$13,478

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$6,691	$-	$6,691	$-
Interest rate cap assets (included in "other assets")	306	-	306	-
Total assets	$6,997	$-	$6,997	$-

	As of December 31, 2020
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Marketable securities (included in "other assets") (1)	$17,178	$17,178	$-	$-
Total assets	$17,178	$17,178	$-	$-

(1)	Represents the assets in our deferred compensation plan. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,893,252	$3,819,434	$3,871,644
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,893,252	$3,819,434	$3,871,644

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Leases

The following table sets forth the details of our rental revenue.

	For the Year Ended December 31,
(Amounts in thousands)	2021		2020		2019
Rental revenue:
Fixed	$635,513		$627,352	(1)	$647,345
Variable	54,905	(2)	51,663		62,163
Total rental revenue	$690,418		$679,015		$709,508

(1)	Includes (i) $33,205 of non-cash write-offs, primarily for straight-line rent receivables and (ii) $2,051 of reserves for uncollectible accounts receivable.
(2)	Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2021, for each of the five succeeding years and thereafter commencing January 1, 2022.

(Amounts in thousands)
2022	$635,304
2023	625,493
2024	612,419
2025	557,699
2026	462,128
Thereafter	2,294,340
Total	$5,187,383

15.	Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Fee income:
Asset management	$13,284	$14,266	$10,442
Property management	8,589	9,242	6,852
Acquisition, disposition, leasing and other	6,600	4,562	5,450
Total fee income	28,473	28,070	22,744
Other income (1)	7,895	7,152	11,502
Total fee and other income	$36,368	$35,222	$34,246

(1)	Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Asset	Property	Disposition, Leasing
(Amounts in thousands)	Total	Management	Management	and Other
Accounts and other receivables:
Balance as of December 31, 2020	$5,179	$1,949	$793	$2,437
Balance as of December 31, 2021	3,206	2,072	686	448
(Decrease) increase	$(1,973)	$123	$(107)	$(1,989)

16.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Interest income, net	$1,183	$2,054	$5,484
Mark-to-market of investments in our deferred compensation plans (1)	1,834	2,436	3,906
Preferred equity investment income (2)	-	-	454
Total interest and other income, net	$3,017	$4,490	$9,844

(1)

The change resulting from the mark-to-market of the deferred compensation plan assets is entirely offset by the change in deferred compensation plan liabilities, which is included as a component of “general and administrative” expenses on our consolidated statements of income.

(2)	The preferred equity investment was redeemed on March 1, 2019.

17.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2021		2020	2019
Interest expense	$132,887		$134,931	$137,356
Amortization of deferred financing costs	9,127	(1)	9,277	19,323	(1)
Total interest and debt expense	$142,014		$144,208	$156,679

(1)

Includes $761 of expense from the non-cash write-off of deferred financing costs in connection with the $860,000 refinancing of 1301 Avenue of the Americas in July 2021 and $8,215 of expense from the non-cash write-off of deferred financing costs in connection with the $1.25 billion refinancing of 1633 Broadway in November 2019.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. Under the Plan, awards may be granted up to a maximum of 20,892,857 shares, if all awards granted are “full value awards,” as defined, and up to 41,785,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards that do not require the payment of an exercise price such as restricted stock, time-based LTIP units and performance-based LTIP units. “Not full value awards” are awards that require the payment of an exercise price such as AOLTIP units. As of December 31, 2021, we have 7,426,576 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Time-based units:
LTIP units	$8,554	$10,463	$11,860
AOLTIP units	1,885	-	-
Performance-based LTIP units	7,023	7,499	8,477
Restricted stock	1,150	1,217	1,228
Stock options	-	60	1,295
Total stock-based compensation expense	$18,612	$19,239	$22,860

Time-Based Unit Awards Program (LTIP and AOLTIP Units)

LTIP Units

We grant our executive officers, non-employee directors and employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. LTIP units are similar to common units of our Operating Partnership in that they are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The LTIP units granted in the years ended December 31, 2021, 2020 and 2019 had grant date fair values of $8,665,000, $10,940,000 and $13,091,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2021, there was $12,675,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.6 years. The following table summarizes our LTIP unit activity for the year ended December 31, 2021.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2020	1,724,809	$12.36
Granted	1,056,395	8.20
Vested	(726,332)	11.82
Cancelled or expired	(14,136)	11.98
Unvested as of December 31, 2021	2,040,736	$10.40

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AOLTIP Units

We grant our executive officers AOLTIP units which vest over a period of three to four years. AOLTIP units are similar to stock options in that it permits the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the AOLTIP units were granted and can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The AOLTIP units granted in the year ended December 31, 2021, had a grant date fair value of $4,344,000, which is being amortized into expense on a straight-line basis over the vesting period. The fair value of the AOLTIP unit is estimated using an option-pricing model with the following weighted average assumptions for grants in the year ended December 31, 2021.

For the Year Ended December 31, 2021
Expected volatility	34.0%
Expected life	4.8 years
Risk free interest rate	0.6%
Expected dividend yield	3.0%

As of December 31, 2021, there was $2,239,000 of total unrecognized compensation cost related to unvested AOLTIP units, which is expected to be recognized over a weighted-average period of 3.1 years. The following table summarizes our AOLTIP unit activity for the year ended December 31, 2021.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	-	$-
Granted	2,171,875	8.63
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2021	2,171,875	$8.63	6.1	$-
AOLTIP units vested and expected to vest as of December 31, 2021	2,061,845	$8.63	6.1	$-
AOLTIP units exercisable as of December 31, 2021	600,000	$8.63	6.1	$-

Performance-Based Award Programs (“Performance Programs”)

We grant our executive officers and employees LTIP units under multi-year performance-based long-term equity compensation programs. The purpose of these Performance Programs is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the Performance Programs, participants may earn LTIP units based on our performance over a three-year performance measurement period relative to the performance of our Central Business District focused New York City office peers, and to the performance of the constituents of the SNL U.S. Office REIT Index at the time the awards were granted. If the designated performance objectives are achieved, awards earned under the Performance Programs are subject to vesting over a period of four years and are also subject to a taxable book-up event, as defined.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LTIP units granted under the Performance Programs in the years ended December 31, 2021, 2020 and 2019 had grant date fair values of $7,303,000, $7,488,000 and $8,106,000, respectively, and are being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2021, there was $8,733,000 of total unrecognized compensation cost related to unvested LTIP units granted under the Performance Programs, which is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes our LTIP unit activity granted under the Performance Programs for the year ended December 31, 2021.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2020	3,780,792	$5.93
Granted	1,687,202	4.33
Earned and Vested	-	-
Cancelled or expired	(1,368,107)	5.05
Unvested as of December 31, 2021	4,099,887	$5.57

Completion of the 2017 Performance-Based Awards Program (“2017 Performance Program”)

On December 31, 2020, the performance measurement period for the 2017 Performance Program ended. On January 11, 2021, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that the performance goals set forth in the 2017 Performance Program were not met. Accordingly, all of the LTIP units that were granted on February 5, 2018, were forfeited, with no awards being earned. These awards had a grant date fair value of $7,009,000 that was amortized into expense over the four-year vesting period through December 31, 2021 using a graded vesting distribution method.

2020 Performance-Based Awards Program (“2020 Performance Program”)

On January 11, 2021, the Compensation Committee approved the 2020 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2020 Performance Program, participants may earn awards in the form of LTIP units based on our Total Shareholder Return (“TSR”) over a three-year performance measurement period beginning on January 1, 2021 and continuing through December 31, 2023. Specifically, 50.0% of the awards would be earned based on the rank of our TSR relative to the TSR of our Central Business District focused New York City office peers, comprised of Vornado Realty Trust, SL Green Realty Corp., Empire State Realty Trust and Columbia Property Trust, and the remaining 50.0% of the awards would be earned based on the percentile rank of our TSR relative to the performance of the constituents of the SNL U.S. Office REIT Index at the time the awards were granted. Furthermore, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2020 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Additionally, if the designated performance objectives are achieved, awards earned under the 2020 Performance Program are subject to vesting based on continued employment with us through December 31, 2024, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2024. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. The fair value of the awards granted under the 2020 Performance Program on the date of the grant was $7,303,000 and is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to a non-employee director and our employees which vest over four years. The shares of restricted stock granted in the years ended December 31, 2021, 2020 and 2019 had grant date fair values of $1,584,000, $1,209,000 and $1,238,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2021, there was $1,956,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. The table below summarizes our restricted stock activity for the year ended December 31, 2021.

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested as of December 31, 2020	168,708	$13.44
Granted	180,861	8.76
Vested	(80,562)	12.76
Cancelled or expired	(38,461)	10.84
Unvested as of December 31, 2021	230,546	$10.44

Stock Options

We did not grant any stock options in the years ended December 31, 2021, 2020 and 2019. Stock options granted in prior years to certain of our executive officers and other employees vest over periods ranging from three to five years and expire 10 years from the date of grant.

The following table summarizes our stock option activity for the year ended December 31, 2021.

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	2,032,493	$17.06
Granted	-	-
Exercised	-	-
Cancelled or expired	(21,500)	17.50
Outstanding as of December 31, 2021	2,010,993	$17.06	3.7	$-
Options vested and expected to vest as of December 31, 2021	2,010,993	$17.06	3.7	$-
Options exercisable as of December 31, 2021	2,010,993	$17.06	3.7	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Earnings Per Share

The following table summarizes our net loss and the number of common shares used in the computation of basic and diluted loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020	2019
Numerator:
Continuing Operations:
Net loss from continuing operations attributable to common stockholders	$(20,354)	$(20,063)	$(6,418)
Earnings allocated to unvested participating securities	(70)	(44)	(27)
Numerator for net loss from continuing operations per common share - basic and diluted	(20,424)	(20,107)	(6,445)
Discontinued Operations:
Net loss from discontinued operations attributable to common stockholders	-	(4,641)	(30,481)
Earnings allocated to unvested participating securities	-	(22)	(44)
Numerator for net loss from discontinued operations per common share - basic and diluted	-	(4,663)	(30,525)
Numerator for net loss per common share - basic and diluted	$(20,424)	$(24,770)	$(36,970)

Denominator:
Denominator for basic loss per common share - weighted average shares	218,701	222,436	231,538
Effect of dilutive stock-based compensation plans (1)	-	-	-
Denominator for diluted loss per common share - weighted average shares	218,701	222,436	231,538

Loss per Common Share - Basic and Diluted:
Continuing operations, net	$(0.09)	$(0.09)	$(0.03)
Discontinued operations, net	-	(0.02)	(0.13)
Net loss per common share - basic and diluted	$(0.09)	$(0.11)	$(0.16)

(1)

The effect of dilutive securities for the years ended December 31, 2021, 2020 and 2019 excludes 23,775, 23,540 and 27,191 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $1,726,000, $1,227,000 and $842,000 for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2021 and December 31, 2020, amounts owed to us under these agreements aggregated $484,000 and $34,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $23,240,000, $22,986,000 and $17,466,000, for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with these agreements. As of December 31, 2021 and 2020, amounts owed to us under these agreements aggregated $2,883,000 and $5,011,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $645,000, $512,000 and $796,000 for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with this agreement, which are included as a component of “transaction related costs” on our consolidated statements of income. As of December 31, 2021 and 2020, we owed $523,000 and $123,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $362,000 in each of the years ended December 31, 2021 and 2020, and $360,000 for the year ended December 31, 2019 for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to, among other things, develop company-wide standard branding guidelines. Kramer Design is owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. We recognized expenses of $10,000 and $187,000 for the years ended December 31, 2021 and 2020, respectively, in connection with this agreement. There were no amounts owed to Kramer Design under this agreement as of December 31, 2021 and December 31, 2020.

Kramer Design has also entered into agreements with 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, to, among other things, create and design marketing materials with respect to the vacant retail space at 712 Fifth Avenue. We recognized expenses of $29,000 for the year ended December 31, 2020 for our share of the fees incurred in connection with these agreements.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2021, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $52,100,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

22.	Segments

Our reportable segments are separated by region, based on two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$698,313	$443,384	$258,188	$(3,259)
Property-related operating expenses	(265,438)	(191,793)	(69,976)	(3,669)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
NOI (1)	$476,472	$262,894	$220,433	$(6,855)

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$700,410	$454,071	$234,893	$11,446
Property-related operating expenses	(273,440)	(194,648)	(68,924)	(9,868)
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
NOI (1)	$475,601	$270,963	$204,861	$(223)

	For the Year Ended December 31, 2019
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$746,436	$482,648	$238,808	$24,980
Property-related operating expenses	(274,836)	(191,211)	(69,815)	(13,810)
NOI from unconsolidated joint ventures	22,409	13,151	9,065	193
NOI (1)	$494,009	$304,588	$178,058	$11,363

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

(2)	NOI for the years ended December 31, 2020 and 2019 includes NOI from discontinued operations. See Note 3, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
NOI	$476,472	$475,601	$494,009
Add (subtract) adjustments to arrive to net income (loss):
Fee income	28,473	28,070	22,744
Depreciation and amortization expense	(232,487)	(235,200)	(240,104)
General and administrative expenses	(59,132)	(64,917)	(68,556)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(43,597)	(48,631)	(22,409)
Loss from unconsolidated joint ventures	(24,896)	(18,619)	(4,706)
Interest and other income, net	3,017	4,490	9,844
Interest and debt expense	(142,014)	(144,208)	(156,679)
Loss on early extinguishment of debt	-	-	(11,989)
Adjustments related to discontinued operations (including impairments and gain or loss on sale of real estate)	-	(8,390)	(15,292)
Other, net	(134)	(824)	(2,342)
Income (loss) from continuing operations, before income taxes	5,702	(12,628)	4,520
Income tax expense	(3,643)	(1,493)	(312)
Income (loss) from continuing operations, net	2,059	(14,121)	4,208
Loss from discontinued operations, net	-	(5,075)	(33,811)
Net income (loss)	2,059	(19,196)	(29,603)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(21,538)	(9,257)	(11,022)
Consolidated real estate fund	(2,893)	1,450	(313)
Operating Partnership	2,018	2,299	4,039
Net loss attributable to common stockholders	$(20,354)	$(24,704)	$(36,899)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
December 31, 2021	$8,494,562	$5,336,210	$2,696,131	$462,221
December 31, 2020	8,554,097	5,388,596	2,698,983	466,518
December 31, 2019	8,734,135	5,439,929	2,708,463	585,743

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2021, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included  herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 22, 2022

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (which is scheduled to be held on May 12, 2022), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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

The information required by Item 14 relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this report:
1.	The consolidated financial statements are set forth in Item 8 of this Annual Report on Form 10-K.
2.	The following financial statement schedules should be read in conjunction with the financial statements included:

Pages in this Annual Report on Form 10-K

ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2021, 2020 and 2019	111

(b) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 113 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
Description	Encumbrances	Land	Building and improvements	Land	Building and improvements	Land	Building and improvements	Total (1)	and amortization	Date of construction	Date acquired	statement is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$162,478	$502,846	$1,560,819	$2,063,665	$(303,580)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	860,000	406,039	1,051,697	-	115,915	406,039	1,167,612	1,573,651	(222,644)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	74,983	221,318	679,977	901,295	(122,721)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	63,534	174,688	434,087	608,775	(82,821)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	24,404	103,741	320,435	424,176	(60,642)	1983	11/2014	5 to 40 Years
Total New York	2,610,000	1,408,632	3,721,616	-	441,314	1,408,632	4,162,930	5,571,562	(792,408)

One Market Plaza	975,000	288,743	988,014	-	94,621	288,743	1,082,635	1,371,378	(208,368)	1976	11/2014	5 to 40 Years
300 Mission Street	273,000	141,097	343,819	-	52,845	141,097	396,664	537,761	(56,473)	1968	07/2017	5 to 40 Years
One Front Street	-	127,765	376,919	-	21,038	127,765	397,957	525,722	(49,871)	1979	12/2016	5 to 40 Years
Total San Francisco	1,248,000	557,605	1,708,752	-	168,504	557,605	1,877,256	2,434,861	(314,712)

Other	-	-	-	-	21,638	-	21,638	21,638	(5,857)		11/2014	5 to 40 Years

Total	$3,858,000	$1,966,237	$5,430,368	$-	$631,456	$1,966,237	$6,061,824	$8,028,061	$(1,112,977)

(1)	The basis of the Company’s assets for tax purposes is approximately $2.4 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Real Estate:
Beginning balance	$7,963,315	$7,889,885	$7,793,784
Acquisitions	-	-	-
Additions during the year:
Land	-	-	-
Buildings and improvements	111,340	82,571	104,408
Assets sold and written-off	(46,594)	(9,141)	(8,307)
Ending balance	$8,028,061	$7,963,315	$7,889,885

Accumulated Depreciation:
Beginning balance	$966,697	$790,216	$617,974
Additions charged to expense	192,874	185,622	180,549
Accumulated depreciation related to assets sold and written-off	(46,594)	(9,141)	(8,307)
Ending balance	$1,112,977	$966,697	$790,216

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

3.3

First Amendment to the Fourth Amended and Restated Bylaws of Paramount Group, Inc., effective as of February 18, 2022, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 22, 2022.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

4.2	Description of Securities of the Registrant incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K filed with the SEC on February 10, 2021.

10.1*	Second Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of October 26, 2020.

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

10.7

Second Amended and Restated Credit Agreement dated as of December 17, 2021, among Paramount Group Operating Partnership LP, as the Borrower, Paramount Group, Inc., certain subsidiaries of Paramount Group, Inc. from time to time party thereto, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto as L/C Issuers, incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed with the SEC on December 21, 2021.

10.8†	Amended and Restated 2014 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on May 17, 2021.

10.9†

Second Amended and Restated Employment Agreement among Paramount Group Operating Partnership LP, Paramount Group, Inc. and Albert Behler, dated as of October 26,2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on October 29, 2021.

10.10†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Wilbur Paes, effective February 4, 2021, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.11†

Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Peter Brindley, effective February 4, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on February 5, 2021.

10.12*†	Resignation and Release Agreement among Paramount Group, Inc., Paramount Group Operating Partnership, LP and David Zobel dated December 20, 2021.

10.13*†	Paramount Group, Inc. Executive Severance Plan.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: February 22, 2022	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
		(Wilbur Paes)	(duly authorized officer and principal financial officer)

Date: February 22, 2022	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
		(Ermelinda Berberi)	(duly authorized officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 22, 2022
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer	February 22, 2022
	(Wilbur Paes)	(Principal Financial Officer)

By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer	February 22, 2022
	(Ermelinda Berberi)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 22, 2022
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 22, 2022
(Martin Bussmann)

By:	/s/ Colin Dyer	Director	February 22, 2022
(Colin Dyer)

By:	/s/ Karin Klein	Director	February 22, 2022
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 22, 2022
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 22, 2022
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 22, 2022
(Mark Patterson)

By:	/s/ Greg Wright	Director	February 22, 2022
(Greg Wright)