Form 10-Q
period 2022-03-31
Paramount Group, Inc.
filed 2022-04-27
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 15, 2022, there were 219,069,624 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2022	December 31, 2021
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,080,289	6,061,824
	8,046,526	8,028,061
Accumulated depreciation and amortization	(1,152,264)	(1,112,977)
Real estate, net	6,894,262	6,915,084
Cash and cash equivalents	461,995	524,900
Restricted cash	6,331	4,766
Investments in unconsolidated joint ventures	423,219	408,096
Investments in unconsolidated real estate funds	11,573	11,421
Accounts and other receivables	11,678	15,582
Due from affiliates	49,316	-
Deferred rent receivable	330,944	332,735
Deferred charges, net of accumulated amortization of $57,324 and $70,666	120,557	122,177
Intangible assets, net of accumulated amortization of $226,822 and $252,142	112,108	119,413
Other assets	76,599	40,388
Total assets (1)	$8,498,582	$8,494,562

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $21,206 and $22,380	$3,836,794	$3,835,620
Revolving credit facility	-	-
Accounts payable and accrued expenses	111,171	116,192
Dividends and distributions payable	18,777	16,895
Intangible liabilities, net of accumulated amortization of $95,530 and $105,790	43,196	45,328
Other liabilities	25,621	25,495
Total liabilities (1)	4,035,559	4,039,530
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 219,077,024 and 218,991,795 shares in 2022 and 2021, respectively	2,190	2,190
Additional paid-in-capital	4,120,077	4,122,680
Earnings less than distributions	(552,732)	(538,845)
Accumulated other comprehensive income	28,466	2,138
Paramount Group, Inc. equity	3,598,001	3,588,163
Noncontrolling interests in:
Consolidated joint ventures	417,577	428,833
Consolidated real estate fund	80,909	81,925
Operating Partnership (22,325,258 and 21,740,404 units outstanding)	366,536	356,111
Total equity	4,463,023	4,455,032
Total liabilities and equity	$8,498,582	$8,494,562

(1)

Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 90.8% as of March 31, 2022. As of March 31, 2022, the assets and liabilities of the Operating Partnership include $3,987,609 and $2,575,355 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2022	2021
Revenues:
Rental revenue	$169,922	$173,146
Fee and other income	13,763	8,020
Total revenues	183,685	181,166
Expenses:
Operating	66,661	66,618
Depreciation and amortization	55,624	58,305
General and administrative	15,645	14,364
Transaction related costs	117	281
Total expenses	138,047	139,568
Other income (expense):
Loss from unconsolidated joint ventures	(5,113)	(5,316)
Income from unconsolidated real estate funds	170	180
Interest and other income, net	231	1,302
Interest and debt expense	(34,277)	(34,739)
Net income before income taxes	6,649	3,025
Income tax expense	(527)	(1,141)
Net income	6,122	1,884
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,425)	(5,728)
Consolidated real estate fund	1,016	(85)
Operating Partnership	(342)	351
Net income (loss) attributable to common stockholders	$3,371	$(3,578)

Income (Loss) per Common Share - Basic:
Income (loss) per common share	$0.02	$(0.02)
Weighted average shares outstanding	218,782,296	218,666,005

Income (Loss) per Common Share - Diluted:
Income (loss) per common share	$0.02	$(0.02)
Weighted average shares outstanding	218,840,094	218,666,005

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net income	$6,122	$1,884
Other comprehensive income:
Change in value of interest rate swaps and interest rate caps	18,545	-
Pro rata share of other comprehensive income of unconsolidated joint ventures	10,453	4,384
Comprehensive income	35,120	6,268
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,425)	(5,728)
Consolidated real estate fund	1,016	(97)
Operating Partnership	(3,012)	(41)
Comprehensive income attributable to common stockholders	$29,699	$402

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	3,371	-	3,425	(1,016)	342	6,122
Common shares issued under Omnibus share plan, net of shares withheld for taxes	85	-	-	(280)	-	-	-	-	(280)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(16,978)	-	-	-	(1,799)	(18,777)
Distributions to noncontrolling interests	-	-	-	-	-	(14,681)	-	-	(14,681)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	16,837	-	-	1,708	18,545
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	9,491	-	-	962	10,453
Amortization of equity awards	-	-	322	-	-	-	-	6,287	6,609
Reallocation of noncontrolling interest	-	-	(2,925)	-	-	-	-	2,925	-
Balance as of March 31, 2022	219,077	$2,190	$4,120,077	$(552,732)	$28,466	$417,577	$80,909	$366,536	$4,463,023

Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(3,578)	-	5,728	85	(351)	1,884
Common shares issued under Omnibus share plan, net of shares withheld for taxes	133	1	-	(201)	-	-	-	-	(200)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,562)	(16,889)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(4,625)	-	-	(4,625)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	3,982	-	12	390	4,384
Amortization of equity awards	-	-	307	-	-	-	-	5,219	5,526
Reallocation of noncontrolling interest	-	-	(9,336)	-	-	-	-	9,336	-
Other	-	-	-	(552)	-	552	-	-	-
Balance as of March 31, 2021	218,950	$2,189	$4,111,144	$(476,051)	$(8,809)	$438,937	$79,114	$359,411	$4,505,935

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$6,122	$1,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,624	58,305
Straight-lining of rental revenue	1,789	(7,282)
Amortization of stock-based compensation expense	6,562	5,486
Loss from unconsolidated joint ventures	5,113	5,316
Amortization of deferred financing costs	1,538	2,319
Distributions of earnings from unconsolidated real estate funds	150	137
Distributions of earnings from unconsolidated joint ventures	18	-
Amortization of above and below-market leases, net	(358)	(855)
Income from unconsolidated real estate funds	(170)	(180)
Realized and unrealized gains on marketable securities	-	(858)
Other non-cash adjustments	302	735
Changes in operating assets and liabilities:
Accounts and other receivables	3,904	4,850
Deferred charges	(1,086)	(159)
Other assets	(17,688)	(29,311)
Accounts payable and accrued expenses	(3,162)	16,997
Other liabilities	16	946
Net cash provided by operating activities	58,674	58,330

Cash Flows from Investing Activities:
Due from affiliates	(49,316)	-
Additions to real estate	(29,025)	(19,339)
Investments in unconsolidated joint venture	(9,684)	-
Contributions of capital to unconsolidated real estate funds	(133)	-
Purchases of marketable securities	-	(9,562)
Sales of marketable securities	-	2,557
Net cash used in investing activities	(88,158)	(26,344)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(15,329)	$(15,317)
Distributions paid to common unitholders	(1,566)	(1,479)
Distributions to noncontrolling interests	(14,681)	(4,625)
Contributions from noncontrolling interests	-	121
Repurchase of shares related to stock compensation agreements and related tax withholdings	(280)	(200)
Proceeds from notes and mortgages payable	-	12,430
Net cash used in financing activities	(31,856)	(9,070)

Net (decrease) increase in cash and cash equivalents and restricted cash	(61,340)	22,916
Cash and cash equivalents and restricted cash at beginning of period	529,666	465,324
Cash and cash equivalents and restricted cash at end of period	$468,326	$488,240

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$524,900	$434,530
Restricted cash at beginning of period	4,766	30,794
Cash and cash equivalents and restricted cash at beginning of period	$529,666	$465,324

Cash and cash equivalents at end of period	$461,995	$464,652
Restricted cash at end of period	6,331	23,588
Cash and cash equivalents and restricted cash at end of period	$468,326	$488,240

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$33,190	$32,401
Cash payments for income taxes, net of refunds	1,193	24

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	18,777	16,889
Change in value of interest rate swaps and interest rate caps	18,545	-
Write-off of fully amortized and/or depreciated assets	7,084	2,142
Additions to real estate included in accounts payable and accrued expenses	6,868	6,223

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 90.8% of, the Operating Partnership as of March 31, 2022.

As of March 31, 2022, we owned and/or managed a portfolio aggregating 13.9 million square feet comprised of:

•

Eight wholly and partially owned properties aggregating 8.6 million square feet in New York, comprised of 8.2 million square feet of office space and 0.4 million square feet of retail, theater and amenity space;

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

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2021 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results for the full year.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which adds Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively to such transactions through December 31, 2022 and ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to such transactions through December 31, 2022. We will apply ASU 2020-04 and ASU 2021-01 prospectively as and when we enter into transactions to which these updates apply.

In August 2020, the FASB issued ASU 2020-06, an update to ASC Topic 470, Subtopic - 20, Debt - Debt with Conversion and Other Options, and ASC Topic 815, Subtopic - 4, Derivatives and Hedging - Contracts in Entity's Own Equity. ASU 2020-06 simplifies the guidance for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts on an entity’s own equity by reducing the number of accounting models for convertible instruments and amends guidance in ASC Topic 260, Earnings Per Share, relating to the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2021, with early adoption permitted for fiscal years that begin after December 15, 2020. We adopted the provisions of ASU 2020-06 on January 1, 2022. This adoption did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Investments in Unconsolidated Joint Ventures

On February 24, 2022, a joint venture, in which we own a 9.2% interest, acquired a 26,000 square foot retail condominium at 1600 Broadway in Manhattan for $191,500,000. In connection with the acquisition, the joint venture obtained a 10-year, $98,000,000 interest-only loan that has a fixed rate of 3.45%. The property, which is located in the heart of Times Square, is 100% leased to Mars, Inc. for a 15-year term and serves as the New York flagship location for M&M’s World. We account for our investment in 1600 Broadway under the equity method of accounting from the date of acquisition.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2022	December 31, 2021
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	193,462	185,344
55 Second Street (2)	44.1%	87,605	88,284
111 Sutter Street	49.0%	34,425	35,182
1600 Broadway (2)(3)	9.2%	9,753	-
60 Wall Street (2)	5.0%	19,253	19,230
One Steuart Lane (2)	35.0% (4)	75,159	76,428
Oder-Center, Germany (2)	9.5%	3,562	3,628
Investments in unconsolidated joint ventures		$423,219	$408,096

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2022	2021
712 Fifth Avenue (1)	$-	$-
Market Center	(2,363)	(4,130)
55 Second Street (2)	(679)	(622)
111 Sutter Street	(778)	(490)
1600 Broadway (2)(3)	(48)	-
60 Wall Street (2)	12	17
One Steuart Lane (2)	(1,269)	(93)
Oder-Center, Germany (2)	12	2
Loss from unconsolidated joint ventures	$(5,113)	$(5,316)

(1)

At December 31, 2021, our basis in the joint venture that owns 712 Fifth Avenue was negative $14,329. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. During the three months ended March 31, 2022, the joint venture had net losses of $1,166 of which our 50.0% share was $583. Accordingly, our basis in the joint venture, taking into account our share of losses, was negative $14,912 as of March 31, 2022.

(2)

As of March 31, 2022, the carrying amount of our investments in 55 Second Street, 1600 Broadway, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $476, $722, $2,604, $720 and $4,536, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.

(3)	Acquired on February 24, 2022.
(4)

Represents our consolidated Residential Development Fund’s (“RDF”) economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2022	December 31, 2021
Real estate, net	$2,387,526	$2,246,152
Cash and cash equivalents and restricted cash	224,149	216,910
Intangible assets, net	85,553	58,590
For-sale residential condominium units (1)	346,054	359,638
Other assets	66,040	46,646
Total assets	$3,109,322	$2,927,936

Notes and mortgages payable, net	$1,870,635	$1,791,404
Intangible liabilities, net	16,358	18,397
Other liabilities	61,459	61,097
Total liabilities	1,948,452	1,870,898
Equity	1,160,870	1,057,038
Total liabilities and equity	$3,109,322	$2,927,936

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2022		2021
Revenues:
Rental revenue	$57,520		$56,528
Other income	18,582	(2)	757
Total revenues	76,102		57,285
Expenses:
Operating	42,508	(2)	25,110
Depreciation and amortization	26,898		27,453
Total expenses	69,406		52,563
Other income (expense):
Interest and other loss	(42)		(33)
Interest and debt expense	(17,598)		(13,740)
Net loss before income taxes	(10,944)		(9,051)
Income tax expense	(29)		(16)
Net loss	$(10,973)		$(9,067)

(1)	Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)	Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively, “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of March 31, 2022, Fund X has $192,000,000 of capital committed, of which $81,925,000 has been invested and $101,117,000 has been reserved for future funding. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, our share of the investments in the unconsolidated real estate funds aggregated $11,573,000 and $11,421,000, respectively. We recognized income of $170,000 and $180,000 for the three months ended March 31, 2022 and 2021, respectively.

5.	Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2022	December 31, 2021
Intangible assets:
Gross amount	$338,930	$371,555
Accumulated amortization	(226,822)	(252,142)
	$112,108	$119,413
Intangible liabilities:
Gross amount	$138,726	$151,118
Accumulated amortization	(95,530)	(105,790)
	$43,196	$45,328

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Amortization of above and below-market leases, net (component of "rental revenue")	$358	$855
Amortization of acquired in-place leases (component of "depreciation and amortization")	5,531	7,219

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the nine-month period from April 1, 2022 through December 31, 2022, and each of the five succeeding years commencing from January 1, 2023.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2022	$985	$16,113
2023	5,080	17,705
2024	6,020	14,248
2025	4,674	10,451
2026	2,801	7,896
2027	2,489	7,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2022	March 31, 2022	December 31, 2021
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (3)	3.85%	360,000	360,000
			3.04%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.42%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(21,206)	(22,380)
Total notes and mortgages payable, net				$3,836,794	$3,835,620

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

(1)	Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 7, Derivative Instruments and Hedging Activities.
(3)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See Note 7, Derivative Instruments and Hedging Activities.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Derivative Instruments and Hedging Activities

We have entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $18,545,000 for the three months ended March 31, 2022, from the changes in fair value of these derivative financial instruments. See Note 9, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $7,347,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$22,760	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$22,760	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$2,782	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,782	$306

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of March 31, 2022, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

8.	Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have not repurchased any shares since December 2020. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three months ended March 31, 2022 and 2021, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022		2021
Amount of income related to the cash flow hedges recognized in other comprehensive income	$18,173	(1)	$-
Amounts reclassified from accumulated other comprehensive income increasing interest and debt expense	372	(1)	-
Amount of income related to unconsolidated joint ventures recognized in other comprehensive income (2)	9,495		3,422
Amounts reclassified from accumulated other comprehensive income increasing loss from unconsolidated joint ventures (2)	958		962

(1)

Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.

(2)	Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

10.	Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of March 31, 2022 and December 31, 2021, noncontrolling interests in our consolidated joint ventures aggregated $417,577,000 and $428,833,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of March 31, 2022 and December 31, 2021, the noncontrolling interest in our consolidated real estate fund aggregated $80,909,000 and $81,925,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2022 and December 31, 2021, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $366,536,000 and $356,111,000, respectively, and a redemption value of $243,569,000 and $181,315,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 90.8% of, the Operating Partnership as of March 31, 2022. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2022 and December 31, 2021, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2022	December 31, 2021
Real estate, net	$3,398,283	$3,415,735
Cash and cash equivalents and restricted cash	176,487	198,154
Investments in unconsolidated joint ventures	75,159	76,428
Accounts and other receivables	5,199	6,801
Deferred rent receivable	195,640	197,794
Deferred charges, net	52,101	53,013
Intangible assets, net	59,418	62,380
Other assets	25,322	15,551
Total VIE assets	$3,987,609	$4,025,856

Notes and mortgages payable, net	$2,488,379	$2,487,871
Accounts payable and accrued expenses	54,127	54,738
Intangible liabilities, net	26,395	27,674
Other liabilities	6,454	6,427
Total VIE liabilities	$2,575,355	$2,576,710

Unconsolidated VIEs

As of March 31, 2022, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2022		December 31, 2021
Investments	$11,573		$11,421
Asset management fees and other receivables	49,330	(1)	9
Maximum risk of loss	$60,903		$11,430

(1)	Includes $49,316 note receivable from Fund X. See Note 19, Related Parties.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$22,760	$-	$22,760	$-
Interest rate cap assets (included in "other assets")	2,782	-	2,782	-
Total assets	$25,542	$-	$25,542	$-

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$6,691	$-	$6,691	$-
Interest rate cap assets (included in "other assets")	306	-	306	-
Total assets	$6,997	$-	$6,997	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,776,544	$3,858,000	$3,893,252
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,776,544	$3,858,000	$3,893,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Leases

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Rental revenue:
Fixed	$154,777	$160,629
Variable	15,145	12,517
Total rental revenue	$169,922	$173,146

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of March 31, 2022, for the nine-month period from April 1, 2022 through December 31, 2022, and each of the five succeeding years and thereafter commencing January 1, 2023.

(Amounts in thousands)
2022	$477,510
2023	628,122
2024	621,054
2025	566,419
2026	470,246
2027	402,583
Thereafter	1,957,941
Total	$5,123,875

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Fee income:
Asset management	$2,885	$3,486
Property management	2,219	2,196
Acquisition, disposition, leasing and other	6,884	988
Total fee income	11,988	6,670
Other income (1)	1,775	1,350
Total fee and other income	$13,763	$8,020

(1)	Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

15.	Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Interest income, net	$231	$390
Mark-to-market of investments in our deferred compensation plans (1)	-	912
Total interest and other income, net	$231	$1,302

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

16.	Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Interest expense	$32,739	$32,420
Amortization of deferred financing costs	1,538	2,319
Total interest and debt expense	$34,277	$34,739

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $6,562,000 and $5,486,000 for the three months ended March 31, 2022 and 2021, respectively, related to awards granted in prior periods, including the equity awards granted on January 13, 2022 (“2022 Equity Grants”) described below.

2022 Equity Grants

2022 Performance-Based Awards Program (“2022 Performance Program”)

On January 13, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2022 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2022 Performance Program, participants may earn awards in the form of LTIP units based on our achievement of rigorous Net Operating Income (“NOI”) goals over a three-year performance measurement period beginning on January 1, 2022 and continuing through December 31, 2024. The amount of LTIP units otherwise earned based on the achievement of the NOI goals would then be increased or decreased based on our Total Shareholder Return (“TSR”) versus that of our New York City office REIT peers (comprised of Vornado Realty Trust, SL Green Realty Corp. and Empire State Realty Trust) but the modifier will not result in a total payout exceeding 100% of the units granted. Additionally, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2022 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Furthermore, awards earned under the 2022 Performance Program are subject to vesting based on continued employment with us through December 31, 2025, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2025. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. Awards granted under the 2022 Performance Program had a fair value of $7,188,000 on the date of the grant, which is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

Time-Based Unit Awards Program (LTIP Units, AOLTIP Units and Restricted Stock)

On January 13, 2022, we also granted an aggregate of 626,942 LTIP units, 2,703,499 AOLTIP units and 120,243 shares of Restricted Stock to our executive officers and employees that will vest over a period of three to four years. The fair value of LTIP units, AOLTIP units and restricted stock on the date of grant were $5,313,000, $5,831,000, and $1,119,000, respectively, and these awards are being amortized into expense on a straight-line basis over the vesting period.

Completion of the 2019 Performance-Based Awards Program (“2019 Performance Program”)

On December 31, 2021, the performance measurement period for the 2019 Performance Program ended. On January 13, 2022, the Compensation Committee determined that the performance goals set forth in the 2019 Performance Program were not met. Accordingly, all of the LTIP units that were granted on January 14, 2019, were forfeited, with no awards being earned. These awards had a grant date fair value of $8,106,000 and a remaining unrecognized compensation cost of $713,000 as of March 31, 2022, which will be amortized over a weighted-average period of 0.8 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Earnings Per Share

The following table summarizes our net income (loss) and the number of common shares used in the computation of basic and diluted income (loss) per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$3,371	$(3,578)
Earnings allocated to unvested participating securities	(21)	(19)
Numerator for income (loss) per common share - basic and diluted	3,350	(3,597)
Denominator:
Denominator for basic loss per common share - weighted average shares	218,782	218,666
Effect of dilutive stock-based compensation plans (1)	58	-
Denominator for diluted loss per common share - weighted average shares	218,840	218,666

Income (loss) per common share - basic and diluted	$0.02	$(0.02)

(1)	The effect of dilutive securities excludes 28,713 and 23,609 weighted average share equivalents for the three months ended March 31, 2022 and 2021, respectively, as their effect was anti-dilutive.

19.Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $489,000 and $517,000 for the three months ended March 31, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $752,000 and $484,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $10,783,000 and $5,586,000 for the three months ended March 31, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $2,868,000 and $2,883,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $389,000 and $122,000 for the three months ended March 31, 2022 and 2021, respectively, in connection with this agreement. As of March 31, 2022 and December 31, 2021, we owed $389,000 and $523,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended March 31, 2022 and 2021 for our share of rental income pursuant to this lease.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due from Affiliates

At March 31, 2022, we had a $49,316,000 note receivable from Fund X that bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 220 basis points and is included as “due from affiliates” on our consolidated balance sheet.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $53,300,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$171,697	$115,405	$57,089	$(797)
Property-related operating expenses	(66,661)	(48,211)	(17,292)	(1,158)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,234	2,818	8,354	62
NOI (1)	$116,270	$70,012	$48,151	$(1,893)

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$174,496	$111,837	$63,472	$(813)
Property-related operating expenses	(66,618)	(49,024)	(16,938)	(656)
NOI from unconsolidated joint ventures	10,326	2,821	7,537	(32)
NOI (1)	$118,204	$65,634	$54,071	$(1,501)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income (loss) attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
NOI	$116,270	$118,204
Add (subtract) adjustments to arrive to net income:
Fee income	11,988	6,670
Depreciation and amortization expense	(55,624)	(58,305)
General and administrative expenses	(15,645)	(14,364)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(11,234)	(10,326)
Loss from unconsolidated joint ventures	(5,113)	(5,316)
Interest and other income, net	231	1,302
Interest and debt expense	(34,277)	(34,739)
Other, net	53	(101)
Net income before income taxes	6,649	3,025
Income tax expense	(527)	(1,141)
Net income	6,122	1,884
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,425)	(5,728)
Consolidated real estate fund	1,016	(85)
Operating Partnership	(342)	351
Net income (loss) attributable to common stockholders	$3,371	$(3,578)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2022	$8,498,582	$5,364,204	$2,689,173	$445,205
December 31, 2021	8,494,562	5,336,210	2,696,131	462,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
•

any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2021, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 90.8% of, the Operating Partnership as of March 31, 2022.

As of March 31, 2022, we owned and/or managed a portfolio aggregating 13.9 million square feet comprised of:

•

Eight wholly and partially owned properties aggregating 8.6 million square feet in New York, comprised of 8.2 million square feet of office space and 0.4 million square feet of retail, theater and amenity space;

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

Acquisitions

On February 24, 2022, a joint venture, in which we own a 9.2% interest, acquired a 26,000 square foot retail condominium at 1600 Broadway in Manhattan for $191,500,000. In connection with the acquisition, the joint venture obtained a 10-year, $98,000,000 interest-only loan that has a fixed rate of 3.45%. The property, which is located in the heart of Times Square, is 100% leased to Mars, Inc. for a 15-year term and serves as the New York flagship location for M&M’s World.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have not repurchased any shares since December 2020. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended March 31, 2022

In the three months ended March 31, 2022, we leased 202,820 square feet, of which our share was 152,202 that was leased at a weighted average initial rent of $67.67 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 10 basis points to 90.6% at March 31, 2022 from 90.7% at December 31, 2021. Of the 152,202 square feet leased, 141,269 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which the weighted average rental rates were in-line with prior escalated rent on a cash basis and decreased by 0.5% on a GAAP basis. The weighted average lease term for leases signed during the three months was 7.8 years and weighted average tenant improvements and leasing commissions on these leases were $8.40 per square foot per annum, or 12.4% of initial rent.

New York

In the three months ended March 31, 2022, we leased 175,524 square feet in our New York portfolio, of which our share was 134,104 square feet that was leased at a weighted average initial rent of $63.35 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy by 40 basis points to 90.8% at March 31, 2022 from 90.4% at December 31, 2021. Of the 134,104 square feet leased, 126,125 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rate decreased by 1.1% on a cash basis and 4.5% on a GAAP basis. The weighted average lease term for leases signed during the three months was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $8.74 per square foot per annum, or 13.8% of initial rent.

San Francisco

In the three months ended March 31, 2022, we leased 27,296 square feet in our San Francisco portfolio, of which our share was 18,098 square feet that was leased at a weighted average initial rent of $99.67 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 150 basis points to 90.1% at March 31, 2022 from 91.6% at December 31, 2021. Of the 18,098 square feet leased in the three months, 15,144 square feet represented our share of second generation space for which we achieved rental rate increases of 6.3% on a cash basis and 24.9% on a GAAP basis. The weighted average lease term for leases signed during the three months was 4.6 years and weighted average tenant improvements and leasing commissions on these leases were $3.95 per square foot per annum, or 4.0% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2022	Total	New York	San Francisco
Total square feet leased	202,820	175,524	27,296
Pro rata share of total square feet leased:	152,202	134,104	18,098
Initial rent (1)	$67.67	$63.35	$99.67
Weighted average lease term (in years)	7.8	8.3	4.6

Tenant improvements and leasing commissions:
Per square foot	$65.84	$72.26	$18.25
Per square foot per annum	$8.40	$8.74	$3.95
Percentage of initial rent	12.4%	13.8%	4.0%

Rent concessions:
Average free rent period (in months)	8.5	9.5	1.6
Average free rent period per annum (in months)	1.1	1.1	0.3

Second generation space: (2)
Square feet	141,269	126,125	15,144
Cash basis:
Initial rent (1)	$66.06	$61.73	$102.14
Prior escalated rent (3)	$66.04	$62.43	$96.05
Percentage increase (decrease)	0.0%	(1.1%)	6.3%
GAAP basis:
Straight-line rent	$64.44	$59.79	$103.20
Prior straight-line rent	$64.76	$62.61	$82.66
Percentage (decrease) increase	(0.5%)	(4.5%)	24.9%

(1)	Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)	Represents space leased that has been vacant for less than twelve months.
(3)	Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of March 31, 2022	90.6%	90.8%	90.1%
As of December 31, 2021	90.7%	90.4%	91.6%

(1)

Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended March 31, 2022 and 2021

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $3,371,000, or $0.02 per diluted share, for the three months ended March 31, 2022, compared to net loss attributable to common stockholders of $3,578,000, or $0.02 per diluted share, for the three months ended March 31, 2021.

Funds from Operations (“FFO”) attributable to common stockholders was $54,873,000, or $0.25 per diluted share, for the three months ended March 31, 2022, compared to $50,874,000, or $0.23 per diluted share, for the three months ended March 31, 2021. FFO attributable to common stockholders for the three months ended March 31, 2022 and 2021 includes the impact of non-core items, which are listed in the table on page 44. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2022 and 2021 by $295,000 and $302,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 44, was $54,578,000, or $0.25 per diluted share, for the three months ended March 31, 2022, compared to $50,572,000, or $0.23 per diluted share, for the three months ended March 31, 2021.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2022 versus March 31, 2021.

	Total	New York	San Francisco
Same Store NOI	(2.7%)	3.1%	(13.0%)
Same Store Cash NOI	3.9%	6.6%	(1.7%)

See pages 40-44 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2022 and 2021

The following pages summarize our consolidated results of operations for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$169,922	$173,146	$(3,224)
Fee and other income	13,763	8,020	5,743
Total revenues	183,685	181,166	2,519
Expenses:
Operating	66,661	66,618	43
Depreciation and amortization	55,624	58,305	(2,681)
General and administrative	15,645	14,364	1,281
Transaction related costs	117	281	(164)
Total expenses	138,047	139,568	(1,521)
Other income (expense):
Loss from unconsolidated joint ventures	(5,113)	(5,316)	203
Income from unconsolidated real estate funds	170	180	(10)
Interest and other income, net	231	1,302	(1,071)
Interest and debt expense	(34,277)	(34,739)	462
Net income before income taxes	6,649	3,025	3,624
Income tax expense	(527)	(1,141)	614
Net income	6,122	1,884	4,238
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,425)	(5,728)	2,303
Consolidated real estate fund	1,016	(85)	1,101
Operating Partnership	(342)	351	(693)
Net income (loss) attributable to common stockholders	$3,371	$(3,578)	$6,949

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $183,685,000 for the three months ended March 31, 2022, compared to $181,166,000 for the three months ended March 31, 2021, an increase of $2,519,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(6,071)	$879		$(6,950)	(1)	$-
Other, net	2,847	2,469	(2)	373		5
(Decrease) increase in rental revenue	$(3,224)	$3,348		$(6,577)		$5

Fee and other income
Fee income
Asset management	$(601)	$-		$-		$(601)
Property management	23	-		-		23
Acquisition, disposition, leasing and other	5,896	-		-		5,896	(3)
Increase in fee income	5,318	-		-		5,318
Other income
Same store operations	425	220		194		11
Increase in other income	425	220		194		11
Increase in fee and other income	$5,743	$220		$194		$5,329

Total increase (decrease) in revenues	$2,519	$3,568		$(6,383)		$5,334

(1)	Primarily due to lower occupancy at One Market Plaza, One Front Street and 300 Mission Street in the current year.
(2)	Primarily due to lease termination income of $1,899 in the current year.
(3)	Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in February 2022.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $138,047,000 for the three months ended March 31, 2022, compared to $139,568,000 for the three months ended March 31, 2021, a decrease of $1,521,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco	Other
Operating
Same store operations	$(459)	$(813)	$354	$-
Other, net	502	-	-	502
Increase (decrease) in operating	$43	$(813)	$354	$502

Depreciation and amortization
Operations	$(2,681)	$(1,671)	$(987)	$(23)
Decrease in depreciation and amortization	$(2,681)	$(1,671)	$(987)	$(23)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(912)	$-	$-	$(912)	(1)
Operations	2,193	-	-	2,193
Increase in general and administrative	$1,281	$-	$-	$1,281

Decrease in transaction related costs	$(164)	$-	$-	$(164)

Total (decrease) increase in expenses	$(1,521)	$(2,484)	$(633)	$1,596

(1)

Represents the mark-to-market of investments in our deferred compensation plan liabilities in the prior year’s three months, which is entirely offset by the change in deferred compensation plan assets that is included in “interest and other income, net” for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $5,113,000 for the three months ended March 31, 2022, compared to $5,316,000 in the three months ended March 31, 2021, a decrease in loss of $203,000. This decrease resulted from:

(Amounts in thousands)
Market Center	$1,767	(1)
One Steuart Lane	(1,176)	(2)
Other, net	(388)
Total decrease in loss	$203

(1)	Primarily due to lower income in the prior year’s three months resulting from a reserve for uncollectible accounts receivable.
(2)

Primarily due to higher income in the prior year’s three months resulting from capitalization of expenses while the project was under development, partially offset by gain on sale of residential condominium units at One Steuart Lane in the current year’s three months.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $170,000 for the three months ended March 31, 2022, compared to $180,000 for the three months ended March 31, 2021, a decrease in income of $10,000.

Interest and Other Income, net

Interest and other income was $231,000 for the three months ended March 31, 2022, compared to $1,302,000 for the three months ended March 31, 2021, a decrease in income of $1,071,000. This decrease resulted from:

(Amounts in thousands)
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	$(912)
Other, net	(159)
Total decrease in income	$(1,071)

(1)

Represents the mark-to-market of investments in our deferred compensation plan assets in the prior year’s three months, which is entirely offset by the change in deferred compensation plan liabilities that is included in “general and administrative” expenses for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Interest and Debt Expense

Interest and debt expense was $34,277,000 for the three months ended March 31, 2022, compared to $34,739,000 for the three months ended March 31, 2021, a decrease of $462,000. This decrease resulted primarily from lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $527,000 for the three months ended March 31, 2022, compared to $1,141,000 for the three months ended March 31, 2021, a decrease of $614,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year’s three months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $3,425,000 for the three months ended March 31, 2022, compared to $5,728,000 for the three months ended March 31, 2021, a decrease in income allocated to noncontrolling interests of $2,303,000. This decrease in income resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($614 of income in 2022, compared to $2,237 in 2021)	$(1,623)	(1)
Lower income attributable to One Market Plaza ($2,402 of income in 2022, compared to $3,277 in 2021)	(875)	(1)
Other, net	195
Total decrease in income attributable to noncontrolling interests	$(2,303)

(1)	Primarily due to a decrease in occupancy.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,016,000 for the three months ended March 31, 2022, compared to net income attributable to noncontrolling interests of $85,000 for the three months ended March 31, 2021, a decrease in income allocated to noncontrolling interest of $1,101,000. This decrease resulted primarily from higher income in the prior year’s three months resulting from capitalization of expenses at One Steuart Lane while the project was under development, partially offset by gain on sale of residential condominium units at One Steuart Lane in the current year’s three months.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $342,000 for the three months ended March 31, 2022, compared to net loss attributable to noncontrolling interests of $351,000 for the three months ended March 31, 2021, an increase in income allocated to noncontrolling interests of $693,000. This increase in income resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of March 31, 2022, we had $1.22 billion of liquidity comprised of $461,995,000 of cash and cash equivalents, $6,331,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of March 31, 2022, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until October 2023. We may refinance our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our $750,000,000 revolving credit facility matures in March 2026 and has two six-month extension options. The interest rate on the facility is 115 basis points over the Secured Overnight Financing Rate (“SOFR”) with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio to not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On March 15, 2022, we declared an increased quarterly cash dividend of $0.0775 per share of common stock for the first quarter ended March 31, 2022, which was paid on April 15, 2022 to stockholders of record as of the close of business on March 31, 2022. This dividend policy, if continued, would require us to pay out approximately $18,800,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2022, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $621,513,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have not repurchased any shares since December 2020. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $53,300,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $468,326,000 and $529,666,000 as of March 31, 2022 and December 31, 2021, respectively, and $488,240,000 and $465,324,000 as of March 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents and restricted cash decreased by $61,340,000 for the three months ended March 31, 2022 and increased by $22,916,000 for the three months ended March 31, 2021. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$58,674	$58,330
Investing activities	(88,158)	(26,344)
Financing activities	(31,856)	(9,070)

Operating Activities

Three months ended March 31, 2022 – We generated $58,674,000 of cash from operating activities for the three months ended March 31, 2022, primarily from (i) $76,522,000 of net income (before $70,400,000 of non-cash adjustments) and (ii) $168,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $18,016,000 of net changes in operating assets and liabilities. Non-cash adjustments of $70,400,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Three months ended March 31, 2022 – We used $88,158,000 of cash for investing activities for the three months ended March 31, 2022, primarily for (i) $49,316,000 for amounts due from affiliates, (ii) $29,025,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $9,684,000 for investments in an unconsolidated joint venture, and (iv) $133,000 of contributions of capital to unconsolidated real estate funds.

Three months ended March 31, 2021 – We used $26,344,000 of cash for investing activities for the three months ended March 31, 2021, primarily for (i) $19,339,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $7,005,000 for the net purchases of marketable securities (which were held in our deferred compensation plan).

Financing Activities

Three months ended March 31, 2022 – We used $31,856,000 of cash for financing activities for the three months ended March 31, 2022, primarily for (i) $16,895,000 for dividends and distributions to common stockholders and unitholders, (ii) $14,681,000 for distributions to noncontrolling interests and (iii) $280,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of net income or loss to NOI and Cash NOI for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$6,122	$8,604	$6,360	$(8,842)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	55,624	37,613	17,065	946
General and administrative	15,645	-	-	15,645
Interest and debt expense	34,277	20,937	12,576	764
Income tax expense	527	1	4	522
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,234	2,818	8,354	62
Loss from unconsolidated joint ventures	5,113	36	3,820	1,257
Fee income	(11,988)	-	-	(11,988)
Interest and other (income) loss, net	(231)	3	(28)	(206)
Other, net	(53)	-	-	(53)
NOI	116,270	70,012	48,151	(1,893)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,322)	(2,809)	(17,513)	-
Paramount's share of NOI	$95,948	$67,203	$30,638	$(1,893)

NOI	$116,270	$70,012	$48,151	$(1,893)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	1,658	549	1,019	90
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,197)	467	(1,664)	-
Cash NOI	116,731	71,028	47,506	(1,803)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,513)	(2,915)	(17,598)	-
Paramount's share of Cash NOI	$96,218	$68,113	$29,908	$(1,803)

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$1,884	$2,273	$10,920	$(11,309)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,305	39,284	18,052	969
General and administrative	14,364	-	-	14,364
Interest and debt expense	34,739	21,259	12,353	1,127
Income tax expense	1,141	-	4	1,137
NOI from unconsolidated joint ventures	10,326	2,821	7,537	(32)
Loss (income) from unconsolidated joint ventures	5,316	(17)	5,242	91
Fee income	(6,670)	-	-	(6,670)
Interest and other (income) loss, net	(1,302)	14	(37)	(1,279)
Other, net	101	-	-	101
NOI	118,204	65,634	54,071	(1,501)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(22,725)	(2,593)	(20,132)	-
Consolidated real estate fund	85	-	-	85
Paramount's share of NOI	$95,564	$63,041	$33,939	$(1,416)

NOI	$118,204	$65,634	$54,071	$(1,501)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(8,102)	(1,795)	(6,397)	90
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,803)	267	(2,070)	-
Cash NOI	108,299	64,106	45,604	(1,411)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(18,941)	(2,485)	(16,456)	-
Consolidated real estate fund	85	-	-	85
Paramount's share of Cash NOI	$89,443	$61,621	$29,148	$(1,326)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2022 and 2021. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2022 (1)	$95,948	$67,203		$30,638	$(1,893)
Acquisitions	(47)	(47)	(2)	-	-
Lease termination income	(1,718)	(1,718)		-	-
Other, net	1,999	106		-	1,893
Paramount's share of Same Store NOI for the three
months ended March 31, 2022	$96,182	$65,544		$30,638	$-

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2021 (1)	$95,564	$63,041		$33,939	$(1,416)
Lease termination income	(98)	(84)		(14)	-
Other, net	3,338	629		1,293	1,416
Paramount's share of Same Store NOI for the three
months ended March 31, 2021	$98,804	$63,586		$35,218	$-

(Decrease) increase in Same Store NOI	$(2,622)	$1,958	$(4,580)	$-
% (Decrease) increase	(2.7%)	3.1%	(13.0%)

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2022 (1)	$96,218	$68,113		$29,908	$(1,803)
Acquisitions	(66)	(66)	(2)	-	-
Lease termination income	(1,718)	(1,718)		-	-
Other, net	1,603	(200)		-	1,803
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2022	$96,037	$66,129		$29,908	$-

	For the Three Months Ended March 31, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2021 (1)	$89,443	$61,621		$29,148	$(1,326)
Lease termination income	(98)	(84)		(14)	-
Other, net	3,106	487		1,293	1,326
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2021	$92,451	$62,024		$30,427	$-

Increase (decrease) in Same Store Cash NOI	$3,586	$4,105	$(519)	$-
% Increase (decrease)	3.9%	6.6%	(1.7%)

(1)	See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)	Represents our share of Cash NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.

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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2022	2021
Reconciliation of net income to FFO and Core FFO:
Net income	$6,122	$1,884
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	65,825	69,141
FFO	71,947	71,025
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,515)	(15,074)
Consolidated real estate fund	1,009	(85)
Operating Partnership	(5,568)	(4,992)
FFO attributable to common stockholders	$54,873	$50,874
Per diluted share	$0.25	$0.23

FFO	$71,947	$71,025
Non-core items:
Adjustments to equity in earnings for distributions from an unconsolidated joint venture	(583)	(577)
Consolidated real estate fund's share of after-tax net gain on sale of residential condominium units (One Steuart Lane)	(662)	-
Other, net	2,088	246
Core FFO	72,790	70,694
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(12,515)	(15,074)
Consolidated real estate fund	(159)	(85)
Operating Partnership	(5,538)	(4,963)
Core FFO attributable to common stockholders	$54,578	$50,572
Per diluted share	$0.25	$0.23

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,782,296	218,666,005
Effect of dilutive securities	57,798	50,920
Denominator for FFO and Core FFO per diluted share	218,840,094	218,716,925

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into interest rate swap agreements to fix the rate or interest rate cap agreements to limit exposure to increases in rates, on all or a portion of the debt for varying periods through maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT for Federal income tax purposes, we may utilize swap arrangements in the future.

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2022.

Property	Rate	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street	3.65%	$-	$273,000	$-	$-	$-	$-	$273,000	$271,874
One Market Plaza	4.03%	-	-	975,000	-	-	-	975,000	974,695
31 West 52nd Street	3.80%	-	-	-	-	500,000	-	500,000	487,580
1301 Avenue of the Americas (1)	2.46%	-	-	-	-	500,000	-	500,000	499,096
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,183,950
Total Fixed Rate Debt	3.37%	$-	$273,000	$975,000	$-	$1,000,000	$1,250,000	$3,498,000	$3,417,195

Variable Rate Debt:
1301 Avenue of the Americas (2)	3.85%	$-	$-	$-	$-	$360,000	$-	$360,000	$359,349
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	3.85%	$-	$-	$-	$-	$360,000	$-	$360,000	$359,349

Total Consolidated Debt	3.42%	$-	$273,000	$975,000	$-	$1,360,000	$1,250,000	$3,858,000	$3,776,544

(1)	Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)	Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of March 31, 2022, of which our share was $621,513,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of March 31, 2022.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$22,760	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$22,760	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$2,782	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,782	$306

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of March 31, 2022			As of December 31, 2021
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	3.85%	$3,600	$360,000	3.67%
Fixed rate	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.32%	$3,600	$3,047,665	3.30%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$108,963	3.35%	$1,090	$108,963	3.27%
Fixed rate	512,550	3.30%	-	503,598	3.30%
	$621,513	3.31%	$1,090	$612,561	3.30%

Noncontrolling interests' share of above			$(432)
Total change in annual net income			$4,258
Per diluted share			$0.02

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submission to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point, which could increase our risk associated with the transition to an alternative variable rate. As of December 31, 2021, banks are no longer issuing any new LIBOR debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of March 31, 2022, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. We have not repurchased any shares since December 2020. We have $80,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchase of equity securities in the three months ended March 31, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2022	-		$-	-	$80,000,000
February 2022	29,936	(1)	9.32	-	80,000,000
March 2022	-		-	-	80,000,000

(1)	Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

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

3.2

First Amendment to the Fourth Amended and Restated Bylaws of Paramount Group, Inc., effective as of February 18, 2022, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on February 22, 2022.

10.1†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K filed with the SEC on February 22, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date:	April 27, 2022	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	April 27, 2022	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)