Form 10-Q
period 2022-06-30
Paramount Group, Inc.
filed 2022-07-26
CIK 1605607

,

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

As of July 15, 2022, there were 225,355,435 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2022	December 31, 2021
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,103,782	6,061,824
	8,070,019	8,028,061
Accumulated depreciation and amortization	(1,199,035)	(1,112,977)
Real estate, net	6,870,984	6,915,084
Cash and cash equivalents	506,933	524,900
Restricted cash	24,934	4,766
Investments in unconsolidated joint ventures	429,418	408,096
Investments in unconsolidated real estate funds	14,156	11,421
Accounts and other receivables	17,788	15,582
Deferred rent receivable	336,736	332,735
Deferred charges, net of accumulated amortization of $61,033 and $70,666	119,431	122,177
Intangible assets, net of accumulated amortization of $234,001 and $252,142	104,929	119,413
Other assets	56,920	40,388
Total assets (1)	$8,482,229	$8,494,562

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $20,032 and $22,380	$3,837,968	$3,835,620
Revolving credit facility	-	-
Accounts payable and accrued expenses	108,464	116,192
Dividends and distributions payable	18,787	16,895
Intangible liabilities, net of accumulated amortization of $97,607 and $105,790	41,119	45,328
Other liabilities	24,537	25,495
Total liabilities (1)	4,030,875	4,039,530
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 225,625,481 and 218,991,795 shares in 2022 and 2021, respectively	2,255	2,190
Additional paid-in-capital	4,228,674	4,122,680
Earnings less than distributions	(570,577)	(538,845)
Accumulated other comprehensive income	36,840	2,138
Paramount Group, Inc. equity	3,697,192	3,588,163
Noncontrolling interests in:
Consolidated joint ventures	412,189	428,833
Consolidated real estate fund	80,557	81,925
Operating Partnership (15,900,186 and 21,740,404 units outstanding)	261,416	356,111
Total equity	4,451,354	4,455,032
Total liabilities and equity	$8,482,229	$8,494,562

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.4% as of June 30, 2022. As of June 30, 2022, the assets and liabilities of the Operating Partnership include $3,954,957 and $2,569,935 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenues:
Rental revenue	$177,243	$174,628	$347,165	$347,774
Fee and other income	8,274	7,641	22,037	15,661
Total revenues	185,517	182,269	369,202	363,435
Expenses:
Operating	67,814	64,072	134,475	130,690
Depreciation and amortization	57,398	59,925	113,022	118,230
General and administrative	16,706	18,418	32,351	32,782
Transaction related costs	159	135	276	416
Total expenses	142,077	142,550	280,124	282,118
Other income (expense):
Loss from unconsolidated joint ventures	(4,416)	(15,717)	(9,529)	(21,033)
Income from unconsolidated real estate funds	155	148	325	328
Interest and other income, net	796	1,070	1,027	2,372
Interest and debt expense	(35,578)	(34,914)	(69,855)	(69,653)
Net income (loss) before income taxes	4,397	(9,694)	11,046	(6,669)
Income tax expense	(359)	(434)	(886)	(1,575)
Net income (loss)	4,038	(10,128)	10,160	(8,244)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,779)	(7,428)	(8,204)	(13,156)
Consolidated real estate fund	352	29	1,368	(56)
Operating Partnership	29	1,584	(313)	1,935
Net (loss) income attributable to common stockholders	$(360)	$(15,943)	$3,011	$(19,521)

(Loss) Income per Common Share - Basic:
(Loss) income per common share	$(0.00)	$(0.07)	$0.01	$(0.09)
Weighted average shares outstanding	222,971,886	218,696,284	220,888,664	218,681,228

(Loss) Income per Common Share - Diluted:
(Loss) income per common share	$(0.00)	$(0.07)	$0.01	$(0.09)
Weighted average shares outstanding	222,971,886	218,696,284	220,930,019	218,681,228

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$4,038	$(10,128)	$10,160	$(8,244)
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	6,109	-	24,654	-
Pro rata share of other comprehensive income of unconsolidated joint ventures	2,949	365	13,402	4,749
Comprehensive income (loss)	13,096	(9,763)	48,216	(3,495)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,779)	(7,428)	(8,204)	(13,156)
Consolidated real estate fund	352	29	1,368	(68)
Operating Partnership	(655)	1,552	(3,667)	1,511
Comprehensive income (loss) attributable to common stockholders	$8,014	$(15,610)	$37,713	$(15,208)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of March 31, 2022	219,077	$2,190	$4,120,077	$(552,732)	$28,466	$417,577	$80,909	$366,536	$4,463,023
Net (loss) income	-	-	-	(360)	-	4,779	(352)	(29)	4,038
Common shares issued upon redemption of common units	6,530	65	107,147	-	-	-	-	(107,212)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	18	-	-	-	-	-	-	-	-
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(17,485)	-	-	-	(1,302)	(18,787)
Distributions to noncontrolling interests	-	-	-	-	-	(10,167)	-	-	(10,167)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	5,648	-	-	461	6,109
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	2,726	-	-	223	2,949
Amortization of equity awards	-	-	317	-	-	-	-	3,872	4,189
Reallocation of noncontrolling interest	-	-	1,133	-	-	-	-	(1,133)	-
Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354

Balance as of March 31, 2021	218,950	$2,189	$4,111,144	$(476,051)	$(8,809)	$438,937	$79,114	$359,411	$4,505,935
Net (loss) income	-	-	-	(15,943)	-	7,428	(29)	(1,584)	(10,128)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	2	-	-	-	-	-	-	-	-
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,570)	(16,897)
Distributions to noncontrolling interests	-	-	-	-	-	(3,937)	-	-	(3,937)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	331	-	-	34	365
Amortization of equity awards	-	-	304	-	-	-	-	4,481	4,785
Reallocation of noncontrolling interest	-	-	2,276	-	-	-	-	(2,276)	-
Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	3,011	-	8,204	(1,368)	313	10,160
Common shares issued upon redemption of common units	6,530	65	107,147	-	-	-	-	(107,212)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	103	-	-	(280)	-	-	-	-	(280)
Dividends and distributions ($0.155 per share and unit)	-	-	-	(34,463)	-	-	-	(3,101)	(37,564)
Distributions to noncontrolling interests	-	-	-	-	-	(24,848)	-	-	(24,848)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	22,485	-	-	2,169	24,654
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	12,217	-	-	1,185	13,402
Amortization of equity awards	-	-	639	-	-	-	-	10,159	10,798
Reallocation of noncontrolling interest	-	-	(1,792)	-	-	-	-	1,792	-
Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354

Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(19,521)	-	13,156	56	(1,935)	(8,244)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	135	1	-	(201)	-	-	-	-	(200)
Dividends and distributions ($0.14 per share and unit)	-	-	-	(30,654)	-	-	-	(3,132)	(33,786)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(8,562)	-	-	(8,562)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	4,313	-	12	424	4,749
Amortization of equity awards	-	-	611	-	-	-	-	9,700	10,311
Reallocation of noncontrolling interest	-	-	(7,060)	-	-	-	-	7,060	-
Other	-	-	-	(552)	-	552	-	-	-
Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,160	$(8,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	113,022	118,230
Straight-lining of rental revenue	(4,001)	(9,632)
Amortization of stock-based compensation expense	10,704	10,229
Loss from unconsolidated joint ventures	9,529	21,033
Amortization of deferred financing costs	3,077	4,640
Distributions of earnings from unconsolidated real estate funds	304	266
Distributions of earnings from unconsolidated joint ventures	34	623
Amortization of above and below-market leases, net	(673)	(1,613)
Income from unconsolidated real estate funds	(325)	(328)
Realized and unrealized gains on marketable securities	-	(1,480)
Other non-cash adjustments	560	868
Changes in operating assets and liabilities:
Accounts and other receivables	(2,206)	4,136
Deferred charges	(5,097)	(4,506)
Other assets	2,741	(5,569)
Accounts payable and accrued expenses	(4,714)	3,698
Other liabilities	(2,013)	2,107
Net cash provided by operating activities	131,102	134,458

Cash Flows from Investing Activities:
Additions to real estate	(54,136)	(52,114)
Due from affiliates	(51,916)	-
Repayment of amounts due from affiliates	51,916	-
Investments in and contributions of capital to unconsolidated joint ventures	(11,252)	(11,750)
Contributions of capital to unconsolidated real estate funds	(4,219)	-
Distributions of capital from unconsolidated real estate funds	1,506	-
Purchases of marketable securities	-	(9,562)
Sales of marketable securities	-	11,381
Net cash used in investing activities	(68,101)	(62,045)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(32,307)	$(30,643)
Distributions paid to common unitholders	(3,365)	(3,042)
Distributions to noncontrolling interests	(24,848)	(8,562)
Contributions from noncontrolling interests	-	121
Repurchase of shares related to stock compensation agreements and related tax withholdings	(280)	(200)
Proceeds from notes and mortgages payable	-	12,430
Net cash used in financing activities	(60,800)	(29,896)

Net increase in cash and cash equivalents and restricted cash	2,201	42,517
Cash and cash equivalents and restricted cash at beginning of period	529,666	465,324
Cash and cash equivalents and restricted cash at end of period	$531,867	$507,841

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$524,900	$434,530
Restricted cash at beginning of period	4,766	30,794
Cash and cash equivalents and restricted cash at beginning of period	$529,666	$465,324

Cash and cash equivalents at end of period	$506,933	$475,289
Restricted cash at end of period	24,934	32,552
Cash and cash equivalents and restricted cash at end of period	$531,867	$507,841

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$67,332	$65,227
Cash payments for income taxes, net of refunds	1,941	210

Non-Cash Transactions:
Common shares issued upon redemption of common units	107,212	165
Change in value of interest rate swaps and interest rate caps	24,654	-
Dividends and distributions declared but not yet paid	18,787	16,897
Write-off of fully amortized and/or depreciated assets	8,617	37,149
Additions to real estate included in accounts payable and accrued expenses	7,212	10,484
Transfer of deposit to investment in unconsolidated joint ventures	6,230	-

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2022.

As of June 30, 2022, we own and/or manage a portfolio aggregating 14.0 million square feet comprised of:

•
Eight wholly and partially owned properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;
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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results for the full year.

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

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2022	December 31, 2021
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	194,000	185,344
55 Second Street (2)	44.1%	86,813	88,284
111 Sutter Street	49.0%	33,744	35,182
1600 Broadway (2)(3)	9.2%	9,882	-
60 Wall Street (2)	5.0%	20,623	19,230
One Steuart Lane (2)	35.0% (4)	80,870	76,428
Oder-Center, Germany (2)	9.5%	3,486	3,628
Investments in unconsolidated joint ventures		$429,418	$408,096

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net Income (Loss):	2022	2021	2022	2021
712 Fifth Avenue (1)	$-	$(11,128)	$-	$(11,128)
Market Center	(2,487)	(2,914)	(4,850)	(7,044)
55 Second Street (2)	(792)	(847)	(1,471)	(1,469)
111 Sutter Street	(681)	(699)	(1,459)	(1,189)
1600 Broadway (2)(3)	(20)	-	(68)	-
60 Wall Street (2)	53	17	65	34
One Steuart Lane (2)	(518)	(132)	(1,787)	(225)
Oder-Center, Germany (2)	29	(14)	41	(12)
Loss from unconsolidated joint ventures	$(4,416)	$(15,717)	$(9,529)	$(21,033)

(1)
At December 31, 2021, our basis in the joint venture that owns 712 Fifth Avenue was negative $14,329. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the six months ended June 30, 2022, the joint venture had net losses of $830 of which our 50.0% share was $415. Accordingly, our basis in the joint venture, taking into account our share of losses, was negative $14,744 as of June 30, 2022. Additionally, during the three and six months ended June 30, 2021, we received a $622 distribution from the joint venture and made an $11,750 contribution to the joint venture, which are included in "loss from unconsolidated joint ventures" on our consolidated statements of income for the three and six months ended June 30, 2021.
(2)
As of June 30, 2022, the carrying amount of our investments in 55 Second Street, 1600 Broadway, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $473, $866, $2,598, $668 and $4,399, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
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

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2022	December 31, 2021
Real estate, net	$2,384,038	$2,246,152
Cash and cash equivalents and restricted cash	264,334	216,910
Intangible assets, net	80,237	58,590
For-sale residential condominium units (1)	327,538	359,638
Other assets	68,817	46,646
Total assets	$3,124,964	$2,927,936

Notes and mortgages payable, net	$1,845,996	$1,791,404
Intangible liabilities, net	14,489	18,397
Other liabilities	61,123	61,097
Total liabilities	1,921,608	1,870,898
Equity	1,203,356	1,057,038
Total liabilities and equity	$3,124,964	$2,927,936

(Amounts in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Income Statements:	2022		2021	2022		2021
Revenues:
Rental revenue	$54,516		$57,195	$112,036		$113,723
Other income	31,444	(2)	581	50,026	(2)	1,338
Total revenues	85,960		57,776	162,062		115,061
Expenses:
Operating	52,293	(2)	25,467	94,801	(2)	50,577
Depreciation and amortization	23,508		27,014	50,406		54,467
Total expenses	75,801		52,481	145,207		105,044
Other income (expense):
Interest and other income (loss)	58		(23)	16		(56)
Interest and debt expense	(16,335)		(13,892)	(33,933)		(27,632)
Net loss before income taxes	(6,118)		(8,620)	(17,062)		(17,671)
Income tax (expense) benefit	(14)		1	(43)		(15)
Net loss	$(6,132)		$(8,619)	$(17,105)		$(17,686)

(1)
Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.
Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively, “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of June 30, 2022, Fund X has $192,000,000 of capital committed, of which $134,225,000 has been invested and $48,401,000 has been reserved for future funding. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, our share of the investments in the unconsolidated real estate funds aggregated $14,156,000 and $11,421,000, respectively. We recognized $155,000 and $148,000 for our share of income in the three months ended June 30, 2022 and 2021, respectively, and $325,000 and $328,000 for our share of income in the six months ended June 30, 2022 and 2021, respectively.

5.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2022	December 31, 2021
Intangible assets:
Gross amount	$338,930	$371,555
Accumulated amortization	(234,001)	(252,142)
	$104,929	$119,413
Intangible liabilities:
Gross amount	$138,726	$151,118
Accumulated amortization	(97,607)	(105,790)
	$41,119	$45,328

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
Amortization of above and below-market leases, net (component of "rental revenue")	$315	$758	$673	$1,613
Amortization of acquired in-place leases (component of "depreciation and amortization")	5,412	6,551	10,943	13,770

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the six-month period from July 1, 2022 through December 31, 2022, and each of the five succeeding years commencing from January 1, 2023.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2022	$673	$10,702
2023	5,080	17,705
2024	6,020	14,248
2025	4,674	10,451
2026	2,801	7,896
2027	2,489	7,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.
Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2022	June 30, 2022	December 31, 2021
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (3)	4.68%	360,000	360,000
			3.39%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.49%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(20,032)	(22,380)
Total notes and mortgages payable, net				$3,837,968	$3,835,620

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Derivative Instruments and Hedging Activities

We have entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $6,109,000 and $24,654,000 for the three and six months ended June 30, 2022, respectively, from the changes in fair value of these derivative financial instruments. See Note 9, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $17,227,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,820	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,820	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$4,826	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$4,826	$306

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of June 30, 2022, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

8.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. As of June 30, 2022, we had $80,000,000 available for future repurchases under the existing program. Subsequent to June 30, 2022, we repurchased 268,231 common shares at a weighted average price of $6.96 per share, or $1,867,000 in the aggregate; accordingly, as of July 25, 2022, we have $78,133,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2022 and 2021, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2022		2021	2022		2021
Amount of income related to the cash flow hedges recognized in other comprehensive income	$6,479	(1)	$-	$24,652	(1)	$-
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense	(370)	(1)	-	2	(1)	-
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (2)	2,401		(637)	11,896		2,785
Amounts reclassified from accumulated other comprehensive income increasing loss from unconsolidated joint ventures (2)	548		1,002	1,506		1,964

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

10.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of June 30, 2022 and December 31, 2021, noncontrolling interests in our consolidated joint ventures aggregated $412,189,000 and $428,833,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of June 30, 2022 and December 31, 2021, the noncontrolling interest in our consolidated real estate fund aggregated $80,557,000 and $81,925,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2022 and December 31, 2021, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $261,416,000 and $356,111,000, respectively, and a redemption value of $114,958,000 and $181,315,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2022. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2022 and December 31, 2021, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2022	December 31, 2021
Real estate, net	$3,380,167	$3,415,735
Cash and cash equivalents and restricted cash	167,173	198,154
Investments in unconsolidated joint ventures	80,870	76,428
Accounts and other receivables	8,830	6,801
Deferred rent receivable	195,704	197,794
Deferred charges, net	51,886	53,013
Intangible assets, net	56,543	62,380
Other assets	13,784	15,551
Total VIE assets	$3,954,957	$4,025,856

Notes and mortgages payable, net	$2,488,886	$2,487,871
Accounts payable and accrued expenses	50,172	54,738
Intangible liabilities, net	25,170	27,674
Other liabilities	5,707	6,427
Total VIE liabilities	$2,569,935	$2,576,710

Unconsolidated VIEs

As of June 30, 2022, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2022	December 31, 2021
Investments	$14,156	$11,421
Asset management fees and other receivables	2	9
Maximum risk of loss	$14,158	$11,430

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$26,820	$-	$26,820	$-
Interest rate cap assets (included in "other assets")	4,826	-	4,826	-
Total assets	$31,646	$-	$31,646	$-

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$6,691	$-	$6,691	$-
Interest rate cap assets (included in "other assets")	306	-	306	-
Total assets	$6,997	$-	$6,997	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,686,354	$3,858,000	$3,893,252
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,686,354	$3,858,000	$3,893,252

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021		2022	2021
Rental revenue:
Fixed	$163,545	$159,641		$318,322	$320,270
Variable	13,698	14,987	(1)	28,843	27,504	(1)
Total rental revenue	$177,243	$174,628		$347,165	$347,774

(1)
Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of June 30, 2022, for the six-month period from July 1, 2022 through December 31, 2022, and each of the five succeeding years and thereafter commencing January 1, 2023.

(Amounts in thousands)
2022	$321,344
2023	630,105
2024	630,171
2025	575,286
2026	479,154
2027	414,169
Thereafter	2,025,747
Total	$5,075,976

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Fee income:
Asset management	$3,087	$3,409	$5,972	$6,895
Property management	2,103	2,085	4,322	4,281
Acquisition, disposition, leasing and other	784	707	7,668	1,695
Total fee income	5,974	6,201	17,962	12,871
Other income (1)	2,300	1,440	4,075	2,790
Total fee and other income	$8,274	$7,641	$22,037	$15,661

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

15.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Interest income, net	$796	$397	$1,027	$787
Mark-to-market of investments in our deferred compensation plans (1)	-	673	-	1,585
Total interest and other income, net	$796	$1,070	$1,027	$2,372

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

16.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Interest expense	$34,039	$32,593	$66,778	$65,013
Amortization of deferred financing costs	1,539	2,321	3,077	4,640
Total interest and debt expense	$35,578	$34,914	$69,855	$69,653

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,142,000 and $4,743,000 for the three months ended June 30, 2022 and 2021, respectively, and $10,704,000 and $10,229,000 for the six months ended June 30, 2022 and 2021, respectively, related to awards granted in prior periods, including the equity awards granted on January 13, 2022 (“2022 Equity Grants”) described below.

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

Completion of the 2019 Performance-Based Awards Program (“2019 Performance Program”)

On December 31, 2021, the performance measurement period for the 2019 Performance Program ended. On January 13, 2022, the Compensation Committee determined that the performance goals set forth in the 2019 Performance Program were not met. Accordingly, all of the LTIP units that were granted on January 14, 2019, were forfeited, with no awards being earned. These awards had a grant date fair value of $8,106,000 and a remaining unrecognized compensation cost of $475,000 as of June 30, 2022, which will be amortized over a weighted-average period of 0.5 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.
Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(360)	$(15,943)	$3,011	$(19,521)
Earnings allocated to unvested participating securities	(22)	(18)	(43)	(37)
Numerator for (loss) income per common share - basic and diluted	(382)	(15,961)	2,968	(19,558)
Denominator:
Denominator for basic loss per common share - weighted average shares	222,972	218,696	220,889	218,681
Effect of dilutive stock-based compensation plans (1)	-	-	41	-
Denominator for diluted loss per common share - weighted average shares	222,972	218,696	220,930	218,681

(Loss) income per common share - basic and diluted	$(0.00)	$(0.07)	$0.01	$(0.09)

(1)
The effect of dilutive securities excludes 20,354 and 23,822 weighted average share equivalents for the three months ended June 30, 2022 and 2021, respectively, and 22,347 and 23,738 weighted average share equivalents for the six months ended June 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $260,000 and $710,000 for the three months ended June 30, 2022 and 2021, respectively, and $749,000 and $1,227,000 for the six months ended June 30, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $46,000 and $484,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $5,015,000 and $4,916,000 for the three months ended June 30, 2022 and 2021, respectively, and $15,798,000 and $10,502,000 for the six months ended June 30, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $2,846,000 and $2,883,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $124,000 and $123,000 for the three months ended June, 2022 and 2021, respectively, and $513,000 and $245,000 for the six months ended June 30, 2022 and 2021, respectively, in connection with this agreement. As of June 30, 2022 and December 31, 2021, we owed $124,000 and $523,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended June 30, 2022 and 2021, respectively, and $182,000 and $181,000 for the six months ended June 30, 2022 and 2021, respectively, for our share of rental income pursuant to this lease.

Due from Affiliates

During the six months ended June 30, 2022, Fund X borrowed $51,916,000 from us at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 220 basis points. On June 28, 2022, Fund X repaid the $51,916,000 loan, together with $385,000 of accrued interest.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $54,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$179,543	$116,300	$64,042	$(799)
Property-related operating expenses	(67,814)	(48,147)	(18,581)	(1,086)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,585	3,528	7,971	86
NOI (1)	$123,314	$71,681	$53,432	$(1,799)

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$176,068	$108,191	$68,674	$(797)
Property-related operating expenses	(64,072)	(45,801)	(17,067)	(1,204)
NOI from unconsolidated joint ventures	10,557	2,749	7,852	(44)
NOI (1)	$122,553	$65,139	$59,459	$(2,045)

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$351,240	$231,705	$121,131	$(1,596)
Property-related operating expenses	(134,475)	(96,358)	(35,873)	(2,244)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	22,819	6,346	16,325	148
NOI (1)	$239,584	$141,693	$101,583	$(3,692)

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$350,564	$220,028	$132,146	$(1,610)
Property-related operating expenses	(130,690)	(94,825)	(34,005)	(1,860)
NOI from unconsolidated joint ventures	20,883	5,570	15,389	(76)
NOI (1)	$240,757	$130,773	$113,530	$(3,546)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2022	2021	2022	2021
NOI	$123,314	$122,553	$239,584	$240,757
Add (subtract) adjustments to arrive to net income:
Fee income	5,974	6,201	17,962	12,871
Depreciation and amortization expense	(57,398)	(59,925)	(113,022)	(118,230)
General and administrative expenses	(16,706)	(18,418)	(32,351)	(32,782)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(11,585)	(10,557)	(22,819)	(20,883)
Loss from unconsolidated joint ventures	(4,416)	(15,717)	(9,529)	(21,033)
Interest and other income, net	796	1,070	1,027	2,372
Interest and debt expense	(35,578)	(34,914)	(69,855)	(69,653)
Other, net	(4)	13	49	(88)
Net income (loss) before income taxes	4,397	(9,694)	11,046	(6,669)
Income tax expense	(359)	(434)	(886)	(1,575)
Net income (loss)	4,038	(10,128)	10,160	(8,244)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,779)	(7,428)	(8,204)	(13,156)
Consolidated real estate fund	352	29	1,368	(56)
Operating Partnership	29	1,584	(313)	1,935
Net (loss) income attributable to common stockholders	$(360)	$(15,943)	$3,011	$(19,521)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2022	$8,482,229	$5,315,584	$2,676,453	$490,192
December 31, 2021	8,494,562	5,336,210	2,696,131	462,221

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
•
unfavorable market and economic conditions in the United States, including New York City and San Francisco, and globally, including as a result of rising inflation and interest rates;
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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2022.

As of June 30, 2022, we own and/or manage a portfolio aggregating 14.0 million square feet comprised of:

•
Eight wholly and partially owned properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;
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

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. As of June 30, 2022, we had $80,000,000 available for future repurchases under the existing program. Subsequent to June 30, 2022, we repurchased 268,231 common shares at a weighted average price of $6.96 per share, or $1,867,000 in the aggregate, accordingly, as of July 25, 2022, we have $78,133,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended June 30, 2022

In the three months ended June 30, 2022, we leased 250,231 square feet, of which our share was 188,175 that was leased at a weighted average initial rent of $78.28 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy by 80 basis points to 91.4% at June 30, 2022 from 90.6% at March 31, 2022. Same store leased occupancy (properties owned by us in a similar manner during both reporting periods), increased by 90 basis points to 91.4% at June 30, 2022 from 90.5% at March 31, 2022. Of the 188,175 square feet leased, 96,052 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 5.3% on a cash basis and increased by 0.5% on a GAAP basis. The weighted average lease term for leases signed during the three months was 9.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.43 per square foot per annum, or 13.3% of initial rent.

New York

In the three months ended June 30, 2022, we leased 152,970 square feet in our New York portfolio, of which our share was 141,575 square feet that was leased at a weighted average initial rent of $69.48 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy by 120 basis points to 92.0% at June 30, 2022 from 90.8% at March 31, 2022. Same store leased occupancy increased by 130 basis points to 92.0% at June 30, 2022 from 90.7% at March 31, 2022. Of the 141,575 square feet leased, 63,280 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 9.6% on a cash basis and 9.1% on a GAAP basis. The weighted average lease term for leases signed during the three months was 9.3 years and weighted average tenant improvements and leasing commissions on these leases were $10.43 per square foot per annum, or 15.0% of initial rent.

San Francisco

In the three months ended June 30, 2022, we leased 97,261 square feet in our San Francisco portfolio, of which our share was 46,600 square feet that was leased at a weighted average initial rent of $105.02 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 30 basis points to 89.8% at June 30, 2022 from 90.1% at March 31, 2022. Of the 46,600 square feet leased in the three months, 32,772 square feet represented our share of second generation space for which we achieved rental rate increases of 0.2% on a cash basis and 13.1% on a GAAP basis. The weighted average lease term for leases signed during the three months was 7.9 years and weighted average tenant improvements and leasing commissions on these leases were $10.44 per square foot per annum, or 9.9% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2022	Total	New York	San Francisco
Total square feet leased	250,231	152,970	97,261
Pro rata share of total square feet leased:	188,175	141,575	46,600
Initial rent (1)	$78.28	$69.48	$105.02
Weighted average lease term (in years)	9.0	9.3	7.9

Tenant improvements and leasing commissions:
Per square foot	$93.63	$97.15	$82.94
Per square foot per annum	$10.43	$10.43	$10.44
Percentage of initial rent	13.3%	15.0%	9.9%

Rent concessions:
Average free rent period (in months)	9.6	10.7	6.1
Average free rent period per annum (in months)	1.1	1.1	0.8

Second generation space: (2)
Square feet	96,052	63,280	32,772
Cash basis:
Initial rent (1)	$81.80	$66.63	$111.07
Prior escalated rent (3)	$86.37	$73.71	$110.82
Percentage (decrease) increase	(5.3%)	(9.6%)	0.2%
GAAP basis:
Straight-line rent	$81.34	$63.62	$115.54
Prior straight-line rent	$80.96	$69.96	$102.20
Percentage increase (decrease)	0.5%	(9.1%)	13.1%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2022	91.4%	92.0%	89.8%
As of March 31, 2022	90.5%	90.7%	90.1%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Leasing Results - Six Months Ended June 30, 2022

In the six months ended June 30, 2022, we leased 453,051 square feet, of which our share was 340,377 that was leased at a weighted average initial rent of $73.54 per square foot. This leasing activity, partially offset by lease expirations in the six months, increased leased occupancy by 70 basis points to 91.4% at June 30, 2022 from 90.7% at December 31, 2021. Same store leased occupancy (properties owned by us in a similar manner during both reporting periods), increased by 80 basis points to 91.4% at June 30, 2022 from 90.6% at December 31, 2021. Of the 340,377 square feet leased, 237,321 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 2.5% on a cash basis and were in-line with prior rent on a GAAP basis. The weighted average lease term for leases signed during the six months was 8.5 years and weighted average tenant improvements and leasing commissions on these leases were $9.59 per square foot per annum, or 13.0% of initial rent.

New York

In the six months ended June 30, 2022, we leased 328,494 square feet in our New York portfolio, of which our share was 275,679 square feet that was leased at a weighted average initial rent of $66.50 per square foot. This leasing activity, partially offset by lease expirations in the six months, increased leased occupancy by 160 basis points to 92.0% at June 30, 2022 from 90.4% at December 31, 2021. Same store leased occupancy increased by 170 basis points to 92.0% at June 30, 2022 from 90.3% at December 31, 2021. Of the 275,679 square feet leased, 189,405 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 4.3% on a cash basis and 6.1% on a GAAP basis. The weighted average lease term for leases signed during the six months was 8.8 years and weighted average tenant improvements and leasing commissions on these leases were $9.66 per square foot per annum, or 14.5% of initial rent.

San Francisco

In the six months ended June 30, 2022, we leased 124,557 square feet in our San Francisco portfolio, of which our share was 64,698 square feet that was leased at a weighted average initial rent of $103.53 per square foot. This leasing activity, offset by lease expirations in the six months, decreased leased occupancy and same store leased occupancy by 180 basis points to 89.8% at June 30, 2022 from 91.6% at December 31, 2021. Of the 64,698 square feet leased in the six months, 47,916 square feet represented our share of second generation space for which we achieved rental rate increases of 2.0% on a cash basis and 16.3% on a GAAP basis. The weighted average lease term for leases signed during the six months was 7.0 years and weighted average tenant improvements and leasing commissions on these leases were $9.24 per square foot per annum, or 8.9% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2022	Total	New York	San Francisco
Total square feet leased	453,051	328,494	124,557
Pro rata share of total square feet leased:	340,377	275,679	64,698
Initial rent (1)	$73.54	$66.50	$103.53
Weighted average lease term (in years)	8.5	8.8	7.0

Tenant improvements and leasing commissions:
Per square foot	$81.20	$85.04	$64.84
Per square foot per annum	$9.59	$9.66	$9.24
Percentage of initial rent	13.0%	14.5%	8.9%

Rent concessions:
Average free rent period (in months)	9.1	10.1	4.8
Average free rent period per annum (in months)	1.1	1.1	0.7

Second generation space: (2)
Square feet	237,321	189,405	47,916
Cash basis:
Initial rent (1)	$72.43	$63.37	$108.25
Prior escalated rent (3)	$74.27	$66.20	$106.15
Percentage (decrease) increase	(2.5%)	(4.3%)	2.0%
GAAP basis:
Straight-line rent	$71.28	$61.07	$111.64
Prior straight-line rent	$71.31	$65.06	$96.02
Percentage (decrease) increase	(0.0%)	(6.1%)	16.3%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2022	91.4%	92.0%	89.8%
As of December 31, 2021	90.6%	90.3%	91.6%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended June 30, 2022 and 2021

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $360,000, or $0.00 per diluted share, for the three months ended June 30, 2022, compared to $15,943,000, or $0.07 per diluted share, for the three months ended June 30, 2021. Net loss attributable to common stockholders for the three months ended June 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP.

Funds from Operations (“FFO”) attributable to common stockholders was $53,322,000, or $0.24 per diluted share, for the three months ended June 30, 2022, compared to $37,943,000, or $0.17 per diluted share, for the three months ended June 30, 2021. FFO attributable to common stockholders for the three months ended June 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP. FFO attributable to common stockholders for the three months ended June 30, 2022 and 2021 also includes the impact of other non-core items, which are listed in the table on page 58. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended June 30, 2022 and 2021 by $311,000 and $9,665,000, respectively, or $0.00 and $0.05 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 58, was $53,633,000, or $0.24 per diluted share, for the three months ended June 30, 2022, compared to $47,608,000, or $0.22 per diluted share, for the three months ended June 30, 2021.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2022 versus June 30, 2021.

	Total	New York	San Francisco
Same Store NOI	9.0%	11.6%	4.1%
Same Store Cash NOI	5.6%	9.2%	(2.0%)

See pages 50-58 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2022 and 2021

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $3,011,000, or $0.01 per diluted share, for the six months ended June 30, 2022, compared to net loss attributable to common stockholders of $19,521,000, or $0.09 per diluted share, for the six months ended June 30, 2021. Net loss attributable to common stockholders for the six months ended June 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP.

FFO attributable to common stockholders was $108,195,000, or $0.49 per diluted share, for the six months ended June 30, 2022, compared to $88,817,000, or $0.40 per diluted share, for the six months ended June 30, 2021. FFO attributable to common stockholders for the six months ended June 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP. FFO attributable to common stockholders for the six months ended June 30, 2022 and 2021 also includes the impact of other non-core items, which are listed in the table on page 58. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2022 and 2021 by $16,000 and $9,363,000, respectively, or $0.00 and $0.05 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 58, was $108,211,000, or $0.49 per diluted share, for the six months ended June 30, 2022, compared to $98,180,000, or $0.45 per diluted share, for the six months ended June 30, 2021.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2022 versus June 30, 2021.

	Total	New York	San Francisco
Same Store NOI	3.0%	7.3%	(4.8%)
Same Store Cash NOI	4.7%	7.9%	(1.8%)

See pages 50-58 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2022 and 2021

The following pages summarize our consolidated results of operations for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$177,243	$174,628	$2,615
Fee and other income	8,274	7,641	633
Total revenues	185,517	182,269	3,248
Expenses:
Operating	67,814	64,072	3,742
Depreciation and amortization	57,398	59,925	(2,527)
General and administrative	16,706	18,418	(1,712)
Transaction related costs	159	135	24
Total expenses	142,077	142,550	(473)
Other income (expense):
Loss from unconsolidated joint ventures	(4,416)	(15,717)	11,301
Income from unconsolidated real estate funds	155	148	7
Interest and other income, net	796	1,070	(274)
Interest and debt expense	(35,578)	(34,914)	(664)
Net income (loss) before income taxes	4,397	(9,694)	14,091
Income tax expense	(359)	(434)	75
Net income (loss)	4,038	(10,128)	14,166
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,779)	(7,428)	2,649
Consolidated real estate fund	352	29	323
Operating Partnership	29	1,584	(1,555)
Net loss attributable to common stockholders	$(360)	$(15,943)	$15,583

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $185,517,000 for the three months ended June 30, 2022, compared to $182,269,000 for the three months ended June 30, 2021, an increase of $3,248,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$7,650	$8,177	(1)	$(527)		$-
Other, net	(5,035)	(471)		(4,564)	(2)	-
Increase (decrease) in rental revenue	$2,615	$7,706		$(5,091)		$-

Fee and other income
Fee income
Asset management	$(322)	$-		$-		$(322)
Property management	18	-		-		18
Acquisition, disposition, leasing and other	77	-		-		77
Decrease in fee income	(227)	-		-		(227)
Other income
Same store operations	860	403		459		(2)
Increase (decrease) in other income	860	403		459		(2)
Increase (decrease) in fee and other income	$633	$403		$459		$(229)

Total increase (decrease) in revenues	$3,248	$8,109		$(4,632)		$(229)

(1)
Primarily due to higher occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to income of $5,051 in the prior year’s six months, in connection with a tenant’s lease termination at 300 Mission Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $142,077,000 for the three months ended June 30, 2022, compared to $142,550,000 for the three months ended June 30, 2021, a decrease of $473,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$3,859	$2,346	$1,513		$-
Other, net	(117)	-	-		(117)
Increase (decrease) in operating	$3,742	$2,346	$1,513		$(117)

Depreciation and amortization
Operations	$(2,527)	$382	$(2,861)	(1)	$(48)
(Decrease) increase in depreciation and amortization	$(2,527)	$382	$(2,861)		$(48)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(673)	$-	$-		$(673)	(2)
Operations	(1,039)	-	-		(1,039)
Decrease in general and administrative	$(1,712)	$-	$-		$(1,712)

Increase in transaction related costs	$24	$-	$-		$24

Total (decrease) increase in expenses	$(473)	$2,728	$(1,348)		$(1,853)

(1)
Primarily due to accelerated depreciation of tenant improvements in the prior year’s three months resulting from a tenant’s lease termination at 300 Mission Street.
(2)
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

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $4,416,000 for the three months ended June 30, 2022, compared to $15,717,000 in the three months ended June 30, 2021, a decrease in loss of $11,301,000. This decrease resulted from:

(Amounts in thousands)
712 Fifth Avenue	$11,128	(1)
Other, net	173
Total decrease in loss	$11,301

(1)
Primarily due to an $11,750 contribution in the prior year’s three months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 3, Investments in Unconsolidated Joint Ventures.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $155,000 for the three months ended June 30, 2022, compared to $148,000 for the three months ended June 30, 2021, an increase in income of $7,000.

Interest and Other Income, net

Interest and other income was $796,000 for the three months ended June 30, 2022, compared to $1,070,000 for the three months ended June 30, 2021, a decrease in income of $274,000. This decrease resulted from:

(Amounts in thousands)
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	$(673)
Other, net (primarily higher yields on short-term investments)	399
Total decrease in income	$(274)

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

Interest and Debt Expense

Interest and debt expense was $35,578,000 for the three months ended June 30, 2022, compared to $34,914,000 for the three months ended June 30, 2021, an increase of $664,000. This increase resulted primarily from higher interest on variable rate debt due to an increase in average LIBOR rates in the current year's three months compared to prior year's three months, partially offset by lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $359,000 for the three months ended June 30, 2022, compared to $434,000 for the three months ended June 30, 2021, a decrease of $75,000.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $4,779,000 for the three months ended June 30, 2022, compared to $7,428,000 for the three months ended June 30, 2021, a decrease in income allocated to noncontrolling interests of $2,649,000. This decrease in income resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($1,096 of income in 2022, compared to $4,345 in 2021)	$(3,249)	(1)
Other, net	600
Total decrease in income attributable to noncontrolling interests	$(2,649)

(1)
Primarily due to a decrease in occupancy in the current year's three months and lease termination income in the prior year's three months.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $352,000 for the three months ended June 30, 2022, compared to $29,000 for the three months ended June 30, 2021, an increase in loss allocated to noncontrolling interest of $323,000. This increase resulted primarily from a lower loss in the prior year’s three months due to the capitalization of expenses at One Steuart Lane (which was under development last year), partially offset by gains on sale of residential condominium units at One Steuart Lane in the current year’s three months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $29,000 for the three months ended June 30, 2022, compared to net loss attributable to noncontrolling interests of $1,584,000 for the three months ended June 30, 2021, a decrease in loss allocated to noncontrolling interests of $1,555,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2022.

Results of Operations - Six Months Ended June 30, 2022 and 2021

The following pages summarize our consolidated results of operations for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$347,165	$347,774	$(609)
Fee and other income	22,037	15,661	6,376
Total revenues	369,202	363,435	5,767
Expenses:
Operating	134,475	130,690	3,785
Depreciation and amortization	113,022	118,230	(5,208)
General and administrative	32,351	32,782	(431)
Transaction related costs	276	416	(140)
Total expenses	280,124	282,118	(1,994)
Other income (expense):
Loss from unconsolidated joint ventures	(9,529)	(21,033)	11,504
Income from unconsolidated real estate funds	325	328	(3)
Interest and other income, net	1,027	2,372	(1,345)
Interest and debt expense	(69,855)	(69,653)	(202)
Income (loss) from continuing operations, before income taxes	11,046	(6,669)	17,715
Income tax expense	(886)	(1,575)	689
Net income (loss)	10,160	(8,244)	18,404
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(8,204)	(13,156)	4,952
Consolidated real estate fund	1,368	(56)	1,424
Operating Partnership	(313)	1,935	(2,248)
Net income (loss) attributable to common stockholders	$3,011	$(19,521)	$22,532

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $369,202,000 for the six months ended June 30, 2022, compared to $363,435,000 for the six months ended June 30, 2021, an increase of $5,767,000. Below are the details of the increase (decrease) by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$1,737	$9,214	(1)	$(7,477)	(2)	$-
Other, net	(2,346)	1,840		(4,191)	(3)	5
(Decrease) increase in rental revenue	$(609)	$11,054		$(11,668)		$5

Fee and other income
Fee income
Asset management	$(923)	$-		$-		$(923)
Property management	41	-		-		41
Acquisition, disposition, leasing and other	5,973	-		-		5,973	(4)
Increase in fee income	5,091	-		-		5,091
Other income
Same store operations	1,285	623		653		9
Increase in other income	1,285	623		653		9
Increase in fee and other income	$6,376	$623		$653		$5,100

Total increase (decrease) in revenues	$5,767	$11,677		$(11,015)		$5,105

(1)
Primarily due to higher occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to lower occupancy at One Market Plaza, One Front Street and 300 Mission Street in the current year.
(3)
Primarily due to income of $5,051 in the prior year’s six months, in connection with a tenant’s lease termination at 300 Mission Street.
(4)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in February 2022.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $280,124,000 for the six months ended June 30, 2022, compared to $282,118,000 for the six months ended June 30, 2021, a decrease of $1,994,000. Below are the details of the (decrease) increase by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$3,400	$1,533	$1,867		$-
Other, net	385	-	-		385
Increase in operating	$3,785	$1,533	$1,867		$385

Depreciation and amortization
Operations	$(5,208)	$(1,289)	$(3,848)	(1)	$(71)
Decrease in depreciation and amortization	$(5,208)	$(1,289)	$(3,848)		$(71)

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(1,585)	$-	$-		$(1,585)	(2)
Operations	1,154	-	-		1,154
Decrease in general and administrative	$(431)	$-	$-		$(431)

Decrease in transaction related costs	$(140)	$-	$-		$(140)

Total (decrease) increase in expenses	$(1,994)	$244	$(1,981)		$(257)

(1)
Primarily due to accelerated depreciation of tenant improvements in the prior year’s six months resulting from a tenant’s lease termination at 300 Mission Street.
(2)
Represents the mark-to-market of investments in our deferred compensation plan liabilities in the prior year’s six months, which is entirely offset by the change in deferred compensation plan assets that is included in “interest and other income, net” for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $9,529,000 for the six months ended June 30, 2022, compared to $21,033,000 in the six months ended June 30, 2021, a decrease in loss of $11,504,000. This decrease resulted from:

712 Fifth Avenue	$11,128	(1)
Other, net	376
Total decrease in loss	$11,504

(1)
Primarily due to an $11,750 contribution in the prior year’s six months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 3, Investments in Unconsolidated Joint Ventures.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $325,000 for the six months ended June 30, 2022, compared to $328,000 for the six months ended June 30, 2021, a decrease in income of $3,000.

Interest and Other Income, net

Interest and other income was $1,027,000 for the six months ended June 30, 2022, compared to $2,372,000 for the six months ended June 30, 2021, a decrease in income of $1,345,000. This decrease resulted from:

(Amounts in thousands)
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	$(1,585)
Other, net (primarily higher yields on short-term investments)	240
Total decrease in income	$(1,345)

(1)
Represents the mark-to-market of investments in our deferred compensation plan assets in the prior year’s six months, which is entirely offset by the change in deferred compensation plan liabilities that is included in “general and administrative” expenses for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Interest and Debt Expense

Interest and debt expense was $69,855,000 for the six months ended June 30, 2022, compared to $69,653,000 for the six months ended June 30, 2021, an increase of $202,000. This increase resulted primarily from higher interest on variable rate debt due to an increase in average LIBOR rates in the current year's six months compared to prior year's six months, partially offset by lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $886,000 for the six months ended June 30, 2022, compared to $1,575,000 for the six months ended June 30, 2021, a decrease of $689,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year’s six months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $8,204,000 for the six months ended June 30, 2022, compared to $13,156,000 for the six months ended June 30, 2021, a decrease in income allocated to noncontrolling interests of $4,952,000. This decrease in income resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($1,710 of income in 2022, compared to $6,582 in 2021)	$(4,872)	(1)
Other, net	(80)
Total decrease in income attributable to noncontrolling interests	$(4,952)

(1)
Primarily due to a decrease in occupancy in the current year's six months and lease termination income in the prior year's six months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,368,000 for the six months ended June 30, 2022, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $56,000 for the six months ended June 30, 2021, an increase in loss allocated to noncontrolling interest of $1,424,000. This increase resulted primarily from a lower loss in the prior year’s six months due to the capitalization of expenses at One Steuart Lane (which was under development last year), partially offset by gains on sale of residential condominium units at One Steuart Lane in the current year’s six months.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $313,000 for the six months ended June 30, 2022, compared to net loss attributable to noncontrolling interests of $1,935,000 for the six months ended June 30, 2021, an increase in income allocated to noncontrolling interests of $2,248,000. This increase in income resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the three months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of June 30, 2022, we had $1.28 billion of liquidity comprised of $506,933,000 of cash and cash equivalents, $24,934,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of June 30, 2022, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until October 2023. We may refinance our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 15, 2022, we declared a quarterly cash dividend of $0.0775 per share of common stock for the second quarter ended June 30, 2022, which was paid on July 15, 2022 to stockholders of record as of the close of business on June 30, 2022. This dividend policy, if continued, would require us to pay out approximately $18,800,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2022, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $623,714,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. As of June 30, 2022, we had $80,000,000 available for future repurchases under the existing program. Subsequent to June 30, 2022, we repurchased 268,231 common shares at a weighted average price of $6.96 per share, or $1,867,000 in the aggregate; accordingly, as of July 25, 2022, we have $78,133,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $54,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $531,867,000 and $529,666,000 as of June 30, 2022 and December 31, 2021, respectively, and $507,841,000 and $465,324,000 as of June 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents and restricted cash increased by $2,201,000 and $42,517,000 for the six months ended June 30, 2022 and 2021, respectively. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$131,102	$134,458
Investing activities	(68,101)	(62,045)
Financing activities	(60,800)	(29,896)

Operating Activities

Six months ended June 30, 2022 – We generated $131,102,000 of cash from operating activities for the six months ended June 30, 2022, primarily from (i) $142,053,000 of net income (before $131,893,000 of non-cash adjustments) and (ii) $338,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $11,289,000 of net changes in operating assets and liabilities. Non-cash adjustments of $131,893,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Six months ended June 30, 2022 – We used $68,101,000 of cash for investing activities for the six months ended June 30, 2022, primarily for (i) $54,136,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,252,000 for investments in an unconsolidated joint venture, and (iii) $2,713,000 of contributions of capital to unconsolidated real estate funds, net of distributions received.

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

Financing Activities

Six months ended June 30, 2022 – We used $60,800,000 of cash for financing activities for the six months ended June 30, 2022, primarily for (i) $35,672,000 for dividends and distributions to common stockholders and unitholders, (ii) $24,848,000 for distributions to noncontrolling interests and (iii) $280,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of net income or loss to NOI and Cash NOI for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$4,038	$7,427	$11,069	$(14,458)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	57,398	38,671	17,799	928
General and administrative	16,706	-	-	16,706
Interest and debt expense	35,578	22,136	12,684	758
Income tax expense	359	1	-	358
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,585	3,528	7,971	86
Loss (income) from unconsolidated joint ventures	4,416	(33)	3,960	489
Fee income	(5,974)	-	-	(5,974)
Interest and other income, net	(796)	(49)	(51)	(696)
Other, net	4	-	-	4
NOI	123,314	71,681	53,432	(1,799)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,796)	(2,616)	(19,180)	-
Paramount's share of NOI	$101,518	$69,065	$34,252	$(1,799)

NOI	$123,314	$71,681	$53,432	$(1,799)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(5,977)	(1,180)	(4,767)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,128)	422	(1,550)	-
Cash NOI	116,209	70,923	47,115	(1,829)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,693)	(2,769)	(17,924)	-
Paramount's share of Cash NOI	$95,516	$68,154	$29,191	$(1,829)

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(10,128)	$(8,357)	$13,965	$(15,736)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	59,925	38,289	20,660	976
General and administrative	18,418	-	-	18,418
Interest and debt expense	34,914	21,339	12,540	1,035
Income tax expense	434	5	-	429
NOI from unconsolidated joint ventures	10,557	2,749	7,852	(44)
Loss from unconsolidated joint ventures	15,717	11,111	4,460	146
Fee income	(6,201)	-	-	(6,201)
Interest and other (income) loss, net	(1,070)	3	(18)	(1,055)
Other, net	(13)	-	-	(13)
NOI	122,553	65,139	59,459	(2,045)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(26,233)	(2,519)	(23,714)	-
Consolidated real estate fund	121	-	-	121
Paramount's share of NOI	$96,441	$62,620	$35,745	$(1,924)

NOI	$122,553	$65,139	$59,459	$(2,045)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(2,958)	158	(3,086)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,662)	371	(2,033)	-
Cash NOI	117,933	65,668	54,340	(2,075)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(24,198)	(2,479)	(21,719)	-
Consolidated real estate fund	121	-	-	121
Paramount's share of Cash NOI	$93,856	$63,189	$32,621	$(1,954)

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$10,160	$16,031	$17,429	$(23,300)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	113,022	76,284	34,864	1,874
General and administrative	32,351	-	-	32,351
Interest and debt expense	69,855	43,073	25,260	1,522
Income tax expense	886	2	4	880
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	22,819	6,346	16,325	148
Loss from unconsolidated joint ventures	9,529	3	7,780	1,746
Fee income	(17,962)	-	-	(17,962)
Interest and other income, net	(1,027)	(46)	(79)	(902)
Other, net	(49)	-	-	(49)
NOI	239,584	141,693	101,583	(3,692)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(42,118)	(5,425)	(36,693)	-
Paramount's share of NOI	$197,466	$136,268	$64,890	$(3,692)

NOI	$239,584	$141,693	$101,583	$(3,692)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(4,319)	(631)	(3,748)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,325)	889	(3,214)	-
Cash NOI	232,940	141,951	94,621	(3,632)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,206)	(5,684)	(35,522)	-
Paramount's share of Cash NOI	$191,734	$136,267	$59,099	$(3,632)

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(8,244)	$(6,084)	$24,885	$(27,045)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	118,230	77,573	38,712	1,945
General and administrative	32,782	-	-	32,782
Interest and debt expense	69,653	42,598	24,893	2,162
Income tax expense	1,575	5	4	1,566
NOI from unconsolidated joint ventures	20,883	5,570	15,389	(76)
Loss from unconsolidated joint ventures	21,033	11,094	9,702	237
Fee income	(12,871)	-	-	(12,871)
Interest and other (income) loss, net	(2,372)	17	(55)	(2,334)
Other, net	88	-	-	88
NOI	240,757	130,773	113,530	(3,546)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(48,958)	(5,112)	(43,846)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of NOI	$192,005	$125,661	$69,684	$(3,340)

NOI	$240,757	$130,773	$113,530	$(3,546)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(11,060)	(1,637)	(9,483)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,465)	638	(4,103)	-
Cash NOI	226,232	129,774	99,944	(3,486)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(43,139)	(4,964)	(38,175)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of Cash NOI	$183,299	$124,810	$61,769	$(3,280)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2022 and 2021. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2022 (1)	$101,518	$69,065		$34,252	$(1,799)
Acquisitions / Redevelopment	(164)	(164)	(2)	-	-
Lease termination income	(157)	(157)		-	-
Other, net	1,578	-		(221)	1,799
Paramount's share of Same Store NOI for the three
months ended June 30, 2022	$102,775	$68,744		$34,031	$-

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2021 (1)	$96,441	$62,620		$35,745	$(1,924)
Acquisitions / Redevelopment	(231)	(231)	(3)	-	-
Lease termination income	(1,614)	(44)		(1,570)	-
Other, net	(294)	(732)		(1,486)	1,924
Paramount's share of Same Store NOI for the three
months ended June 30, 2021	$94,302	$61,613		$32,689	$-

Increase in Same Store NOI	$8,473	$7,131		$1,342	$-
% Increase	9.0%	11.6%		4.1%

(1)
See page 50 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2022 (1)	$95,516	$68,154		$29,191	$(1,829)
Acquisitions / Redevelopment	(176)	(176)	(2)	-	-
Lease termination income	(157)	(157)		-	-
Other, net	1,608	-		(221)	1,829
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2022	$96,791	$67,821		$28,970	$-

	For the Three Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2021 (1)	$93,856	$63,189		$32,621	$(1,954)
Acquisitions / Redevelopment	(287)	(287)	(3)	-	-
Lease termination income	(1,614)	(44)		(1,570)	-
Other, net	(271)	(732)		(1,493)	1,954
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2021	$91,684	$62,126		$29,558	$-

Increase (decrease) in Same Store Cash NOI	$5,107	$5,695		$(588)	$-
% Increase (decrease)	5.6%	9.2%		(2.0%)

(1)
See page 50 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of Cash NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of Cash NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2022 (1)	$197,466	$136,268		$64,890	$(3,692)
Acquisitions / Redevelopment	(211)	(211)	(2)	-	-
Lease termination income	(1,875)	(1,875)		-	-
Other, net	3,577	106		(221)	3,692
Paramount's share of Same Store NOI for the six
months ended June 30, 2022	$198,957	$134,288		$64,669	$-

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2021 (1)	$192,005	$125,661		$69,684	$(3,340)
Acquisitions / Redevelopment	(231)	(231)	(3)	-	-
Lease termination income	(1,712)	(128)		(1,584)	-
Other, net	3,044	(103)		(193)	3,340
Paramount's share of Same Store NOI for the six
months ended June 30, 2021	$193,106	$125,199		$67,907	$-

Increase (decrease) in Same Store NOI	$5,851	$9,089		$(3,238)	$-
% Increase (decrease)	3.0%	7.3%		(4.8%)

(1)
See page 50 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2022 (1)	$191,734	$136,267		$59,099	$(3,632)
Acquisitions / Redevelopment	(242)	(242)	(2)	-	-
Lease termination income	(1,875)	(1,875)		-	-
Other, net	3,211	(200)		(221)	3,632
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2022	$192,828	$133,950		$58,878	$-

	For the Six Months Ended June 30, 2021
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2021 (1)	$183,299	$124,810		$61,769	$(3,280)
Acquisitions / Redevelopment	(287)	(287)	(3)	-	-
Lease termination income	(1,712)	(128)		(1,584)	-
Other, net	2,835	(245)		(200)	3,280
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2021	$184,135	$124,150		$59,985	$-

Increase (decrease) in Same Store Cash NOI	$8,693	$9,800		$(1,107)	$-
% Increase (decrease)	4.7%	7.9%		(1.8%)

(1)
See page 50 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of Cash NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of Cash NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$4,038	$(10,128)	$10,160	$(8,244)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	67,235	70,264	133,060	139,405
FFO	71,273	60,136	143,220	131,161
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,945)	(18,453)	(26,460)	(33,527)
Consolidated real estate fund	346	29	1,355	(56)
Operating Partnership	(4,352)	(3,769)	(9,920)	(8,761)
FFO attributable to common stockholders	$53,322	$37,943	$108,195	$88,817
Per diluted share	$0.24	$0.17	$0.49	$0.40

FFO	$71,273	$60,136	$143,220	$131,161
Non-core items:
Adjustments to equity in earnings for contributions to (distributions from) an unconsolidated joint venture	168	10,492	(415)	9,915
Consolidated real estate fund's share of after-tax net gain on sale of residential condominium units (One Steuart Lane)	(1,022)	-	(1,684)	-
Other, net	1,664	133	3,752	379
Core FFO	72,083	70,761	144,873	141,455
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,945)	(18,453)	(26,460)	(33,527)
Consolidated real estate fund	(128)	29	(287)	(56)
Operating Partnership	(4,377)	(4,729)	(9,915)	(9,692)
Core FFO attributable to common stockholders	$53,633	$47,608	$108,211	$98,180
Per diluted share	$0.24	$0.22	$0.49	$0.45

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	222,971,886	218,696,284	220,888,664	218,681,228
Effect of dilutive securities	26,594	51,117	41,355	50,563
Denominator for FFO and Core FFO per diluted share	222,998,480	218,747,401	220,930,019	218,731,791

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2022.

Property	Rate	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street	3.65%	$-	$273,000	$-	$-	$-	$-	$273,000	$267,783
One Market Plaza	4.03%	-	-	975,000	-	-	-	975,000	960,383
31 West 52nd Street	3.80%	-	-	-	-	500,000	-	500,000	476,130
1301 Avenue of the Americas (1)	2.46%	-	-	-	-	500,000	-	500,000	498,309
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,124,967
Total Fixed Rate Debt	3.37%	$-	$273,000	$975,000	$-	$1,000,000	$1,250,000	$3,498,000	$3,327,572

Variable Rate Debt:
1301 Avenue of the Americas (2)	4.68%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,782
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	4.68%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,782

Total Consolidated Debt	3.49%	$-	$273,000	$975,000	$-	$1,360,000	$1,250,000	$3,858,000	$3,686,354

(1)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See table below.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of June 30, 2022, of which our share was $623,714,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of June 30, 2022.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,820	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,820	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$4,826	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$4,826	$306

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of June 30, 2022			As of December 31, 2021
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	4.68%	$3,600	$360,000	3.67%
Fixed rate	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.42%	$3,600	$3,047,665	3.30%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$111,238	3.63%	$1,112	$108,963	3.27%
Fixed rate	512,476	3.30%	-	503,598	3.30%
	$623,714	3.36%	$1,112	$612,561	3.30%

Noncontrolling interests' share of above			$(356)
Total change in annual net income			$4,356
Per diluted share			$0.02

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two-month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submission to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point, which could increase our risk associated with the transition to an alternative variable rate. As of December 31, 2021, banks are no longer issuing any new LIBOR debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of June 30, 2022, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. As of June 30, 2022, we had $80,000,000 available for future repurchases under the existing program. Subsequent to June 30, 2022, we repurchased 268,231 common shares at a weighted average price of $6.96 per share, or $1,867,000 in the aggregate; accordingly, as of July 25, 2022, we have $78,133,000 available for future repurchases. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Sixth Amended and Restated Bylaws of Paramount Group, Inc., effective July 26, 2022, incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed with the SEC on July 26, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.
Date:	July 26, 2022	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	July 26, 2022	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)