Form 10-Q
period 2022-09-30
Paramount Group, Inc.
filed 2022-10-26
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2022

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

As of October 14, 2022, there were 219,823,849 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2022	December 31, 2021
Assets
Real estate, at cost:
Land	$1,966,237	$1,966,237
Buildings and improvements	6,152,652	6,061,824
	8,118,889	8,028,061
Accumulated depreciation and amortization	(1,248,059)	(1,112,977)
Real estate, net	6,870,830	6,915,084
Cash and cash equivalents	469,398	524,900
Restricted cash	40,456	4,766
Investments in unconsolidated joint ventures	428,785	408,096
Investments in unconsolidated real estate funds	14,558	11,421
Accounts and other receivables	19,865	15,582
Deferred rent receivable	340,540	332,735
Deferred charges, net of accumulated amortization of $65,144 and $70,666	123,864	122,177
Intangible assets, net of accumulated amortization of $239,733 and $252,142	97,371	119,413
Other assets	90,813	40,388
Total assets (1)	$8,496,480	$8,494,562

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $18,856 and $22,380	$3,839,144	$3,835,620
Revolving credit facility	-	-
Accounts payable and accrued expenses	152,371	116,192
Dividends and distributions payable	18,564	16,895
Intangible liabilities, net of accumulated amortization of $99,689 and $105,790	39,037	45,328
Other liabilities	24,171	25,495
Total liabilities (1)	4,073,287	4,039,530
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 222,461,093 and 218,991,795 shares in 2022 and 2021, respectively	2,224	2,190
Additional paid-in-capital	4,210,442	4,122,680
Earnings less than distributions	(589,623)	(538,845)
Accumulated other comprehensive income	51,320	2,138
Paramount Group, Inc. equity	3,674,363	3,588,163
Noncontrolling interests in:
Consolidated joint ventures	407,402	428,833
Consolidated real estate fund	79,248	81,925
Operating Partnership (15,822,806 and 21,740,404 units outstanding)	262,180	356,111
Total equity	4,423,193	4,455,032
Total liabilities and equity	$8,496,480	$8,494,562

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.4% as of September 30, 2022. As of September 30, 2022, the assets and liabilities of the Operating Partnership include $3,940,253 and $2,585,416 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 11, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenues:
Rental revenue	$179,250	$170,851	$526,415	$518,625
Fee and other income	7,897	8,280	29,934	23,941
Total revenues	187,147	179,131	556,349	542,566
Expenses:
Operating	72,845	67,131	207,320	197,821
Depreciation and amortization	58,284	57,522	171,306	175,752
General and administrative	13,150	13,257	45,501	46,039
Transaction related costs	105	87	381	503
Total expenses	144,384	137,997	424,508	420,115
Other income (expense):
(Loss) income from unconsolidated joint ventures	(5,797)	223	(15,326)	(20,810)
Income from unconsolidated real estate funds	300	276	625	604
Interest and other income, net	1,580	138	2,607	2,510
Interest and debt expense	(36,949)	(36,266)	(106,804)	(105,919)
Income (loss) before income taxes	1,897	5,505	12,943	(1,164)
Income tax expense	(673)	(873)	(1,559)	(2,448)
Net income (loss)	1,224	4,632	11,384	(3,612)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,179)	(3,768)	(12,383)	(16,924)
Consolidated real estate fund	1,309	(3,123)	2,677	(3,179)
Operating Partnership	109	204	(204)	2,139
Net (loss) income attributable to common stockholders	$(1,537)	$(2,055)	$1,474	$(21,576)

(Loss) Income per Common Share - Basic:
(Loss) income per common share	$(0.01)	$(0.01)	$0.01	$(0.10)
Weighted average shares outstanding	224,864,791	218,706,356	222,228,605	218,689,696

(Loss) Income per Common Share - Diluted:
(Loss) income per common share	$(0.01)	$(0.01)	$0.01	$(0.10)
Weighted average shares outstanding	224,864,791	218,706,356	222,262,748	218,689,696

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$1,224	$4,632	$11,384	$(3,612)
Other comprehensive income:
Change in value of interest rate swaps and interest rate caps	9,796	995	34,450	995
Pro rata share of other comprehensive income of unconsolidated joint ventures	5,707	928	19,109	5,677
Comprehensive income	16,727	6,555	64,943	3,060
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,179)	(3,768)	(12,383)	(16,924)
Consolidated real estate fund	1,309	(3,123)	2,677	(3,191)
Operating Partnership	(914)	30	(4,581)	1,541
Comprehensive income (loss) attributable to common stockholders	$12,943	$(306)	$50,656	$(15,514)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354
Net (loss) income	-	-	-	(1,537)	-	4,179	(1,309)	(109)	1,224
Common shares issued upon redemption of common units	77	1	1,271	-	-	-	-	(1,272)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(4)	-	-	(4)	-	-	-	-	(4)
Repurchases of common shares	(3,237)	(32)	(21,281)	-	-	-	-	-	(21,313)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(17,270)	-	-	-	(1,294)	(18,564)
Distributions to noncontrolling interests	-	-	-	-	-	(8,966)	-	-	(8,966)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	9,150	-	-	646	9,796
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	5,330	-	-	377	5,707
Amortization of equity awards	-	-	331	-	-	-	-	3,863	4,194
Reallocation of noncontrolling interest	-	-	1,447	-	-	-	-	(1,447)	-
Other	-	-	-	(235)	-	-	-	-	(235)
Balance as of September 30, 2022	222,461	$2,224	$4,210,442	$(589,623)	$51,320	$407,402	$79,248	$262,180	$4,423,193

Balance as of June 30, 2021	218,962	$2,189	$4,113,889	$(507,321)	$(8,478)	$442,428	$79,085	$358,331	$4,480,123
Net (loss) income	-	-	-	(2,055)	-	3,768	3,123	(204)	4,632
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(6)	-	-	(14)	-	-	-	-	(14)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,327)	-	-	-	(1,570)	(16,897)
Distributions to noncontrolling interests	-	-	-	-	-	(11,054)	-	-	(11,054)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	905	-	-	90	995
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	843	-	1	84	928
Amortization of equity awards	-	-	305	-	-	-	-	3,928	4,233
Reallocation of noncontrolling interest	-	-	3,474	-	-	-	-	(3,474)	-
Other	-	-	271	-	-	-	-	-	271
Balance as of September 30, 2021	218,956	$2,189	$4,117,939	$(524,717)	$(6,730)	$435,142	$82,209	$357,185	$4,463,217

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Fund	Partnership	Equity
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	1,474	-	12,383	(2,677)	204	11,384
Common shares issued upon redemption of common units	6,607	66	108,418	-	-	-	-	(108,484)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	99	-	-	(284)	-	-	-	-	(284)
Repurchases of common shares	(3,237)	(32)	(21,281)	-	-	-	-	-	(21,313)
Dividends and distributions ($0.2325 per share and unit)	-	-	-	(51,733)	-	-	-	(4,395)	(56,128)
Distributions to noncontrolling interests	-	-	-	-	-	(33,814)	-	-	(33,814)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	31,635	-	-	2,815	34,450
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	17,547	-	-	1,562	19,109
Amortization of equity awards	-	-	970	-	-	-	-	14,022	14,992
Reallocation of noncontrolling interest	-	-	(345)	-	-	-	-	345	-
Other	-	-	-	(235)	-	-	-	-	(235)
Balance as of September 30, 2022	222,461	$2,224	$4,210,442	$(589,623)	$51,320	$407,402	$79,248	$262,180	$4,423,193

Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(21,576)	-	16,924	3,179	(2,139)	(3,612)
Common shares issued upon redemption of common units	10	-	165	-	-	-	-	(165)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	129	1	-	(215)	-	-	-	-	(214)
Dividends and distributions ($0.21 per share and unit)	-	-	-	(45,981)	-	-	-	(4,702)	(50,683)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(19,616)	-	-	(19,616)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	905	-	-	90	995
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	5,156	-	13	508	5,677
Amortization of equity awards	-	-	916	-	-	-	-	13,628	14,544
Reallocation of noncontrolling interest	-	-	(3,586)	-	-	-	-	3,586	-
Other	-	-	271	(552)	-	552	-	-	271
Balance as of September 30, 2021	218,956	$2,189	$4,117,939	$(524,717)	$(6,730)	$435,142	$82,209	$357,185	$4,463,217

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11,384	$(3,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,306	175,752
Straight-lining of rental revenue	(7,808)	(7,925)
Amortization of stock-based compensation expense	14,853	14,421
Loss from unconsolidated joint ventures	15,326	20,810
Amortization of deferred financing costs	4,614	7,306
Distributions of earnings from unconsolidated real estate funds	624	535
Distributions of earnings from unconsolidated joint ventures	34	3,950
Amortization of above and below-market leases, net	(589)	(2,335)
Income from unconsolidated real estate funds	(625)	(604)
Realized and unrealized gains on marketable securities	-	(1,271)
Other non-cash adjustments	1,084	2,330
Changes in operating assets and liabilities:
Accounts and other receivables	(4,283)	6,118
Deferred charges	(12,286)	(12,664)
Other assets	(21,764)	(30,014)
Accounts payable and accrued expenses	4,646	12,830
Other liabilities	(2,099)	2,433
Net cash provided by operating activities	174,417	188,060

Cash Flows from Investing Activities:
Additions to real estate	(71,284)	(74,134)
Due from affiliates	(59,000)	-
Repayment of amounts due from affiliates	59,000	-
Investments in and contributions of capital to unconsolidated joint ventures	(11,252)	(11,750)
Contributions of capital to unconsolidated real estate funds	(4,642)	(3,198)
Distributions of capital from unconsolidated real estate funds	1,506	3,959
Purchases of marketable securities	-	(21,562)
Sales of marketable securities	-	18,305
Net cash used in investing activities	(85,672)	(88,380)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(49,793)	$(45,970)
Distributions paid to common unitholders	(4,666)	(4,612)
Distributions to noncontrolling interests	(33,814)	(19,616)
Contributions from noncontrolling interests	-	121
Repurchases of common shares	(20,000)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(284)	(214)
Proceeds from notes and mortgages payable	-	888,566
Repayment of notes and mortgages payable	-	(850,000)
Debt issuance costs	-	(10,593)
Purchase of interest rate caps	-	(140)
Net cash used in financing activities	(108,557)	(42,458)

Net (decrease) increase in cash and cash equivalents and restricted cash	(19,812)	57,222
Cash and cash equivalents and restricted cash at beginning of period	529,666	465,324
Cash and cash equivalents and restricted cash at end of period	$509,854	$522,546

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$524,900	$434,530
Restricted cash at beginning of period	4,766	30,794
Cash and cash equivalents and restricted cash at beginning of period	$529,666	$465,324

Cash and cash equivalents at end of period	$469,398	$494,569
Restricted cash at end of period	40,456	27,977
Cash and cash equivalents and restricted cash at end of period	$509,854	$522,546

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$102,534	$98,917
Cash payments for income taxes, net of refunds	2,177	970

Non-Cash Transactions:
Common shares issued upon redemption of common units	108,484	165
Change in value of interest rate swaps and interest rate caps	34,450	995
Dividends and distributions declared but not yet paid	18,564	16,897
Write-off of fully amortized and/or depreciated assets	8,736	43,232
Additions to real estate included in accounts payable and accrued expenses	42,052	17,842
Transfer of deposit to investment in unconsolidated joint ventures	6,230	-
Repurchase of common shares included in accounts payable and accrued expenses	1,313	-

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of September 30, 2022.

As of September 30, 2022, we own and/or manage a portfolio aggregating 14.0 million square feet comprised of:

•
Eight wholly and partially owned properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;
•
Six wholly and partially owned properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and
•
Five managed properties aggregating 1.0 million square feet in New York and Washington, D.C.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results for the full year.

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

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2022	December 31, 2021
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	197,050	185,344
55 Second Street (2)	44.1%	85,988	88,284
111 Sutter Street	49.0%	33,012	35,182
1600 Broadway (2)(3)	9.2%	9,369	-
60 Wall Street (2)	5.0%	20,630	19,230
One Steuart Lane (2)	35.0% (4)	79,355	76,428
Oder-Center, Germany (2)	9.5%	3,381	3,628
Investments in unconsolidated joint ventures		$428,785	$408,096

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Our Share of Net Income (Loss):	2022	2021	2022	2021
712 Fifth Avenue (1)	$-	$431	$-	$(10,697)
Market Center	(2,811)	(2,228)	(7,661)	(9,272)
55 Second Street (2)	(825)	(702)	(2,296)	(2,171)
111 Sutter Street	(748)	(685)	(2,207)	(1,874)
1600 Broadway (2)(3)	30	-	(38)	-
60 Wall Street (2)	(23)	18	42	52
One Steuart Lane (2)	(1,516)	3,363	(3,303)	3,138
Oder-Center, Germany (2)	96	26	137	14
(Loss) income from unconsolidated joint ventures	$(5,797)	$223	$(15,326)	$(20,810)

(1)
At December 31, 2021, our basis in the joint venture that owns 712 Fifth Avenue was negative $14,329. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the nine months ended September 30, 2022, the joint venture had net income of $588 of which our 50.0% share was $294. Accordingly, our basis in the joint venture, taking into account our share of income, was negative $14,035 as of September 30, 2022. Additionally, during the nine months ended September 30, 2021, we received $1,053 in distributions from the joint venture and made an $11,750 contribution to the joint venture, which are included in "(loss) income from unconsolidated joint ventures" on our consolidated statements of income for the nine months ended September 30, 2021.
(2)
As of September 30, 2022, the carrying amount of our investments in 55 Second Street, 1600 Broadway, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $471, $325, $2,586, $645 and $4,138, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
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

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2022	December 31, 2021
Real estate, net	$2,410,055	$2,246,152
Cash and cash equivalents and restricted cash	214,815	216,910
Intangible assets, net	74,927	58,590
For-sale residential condominium units (1)	322,696	359,638
Other assets	85,360	46,646
Total assets	$3,107,853	$2,927,936

Notes and mortgages payable, net	$1,833,023	$1,791,404
Intangible liabilities, net	12,700	18,397
Other liabilities	58,134	61,097
Total liabilities	1,903,857	1,870,898
Equity	1,203,996	1,057,038
Total liabilities and equity	$3,107,853	$2,927,936

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Income Statements:	2022	2021	2022	2021
Revenues:
Rental revenue	$41,145	$57,998	$153,181	$171,721
Other income (2)	15,250	92,360	65,276	93,698
Total revenues	56,395	150,358	218,457	265,419
Expenses:
Operating (2)	34,234	102,949	129,035	153,526
Depreciation and amortization	17,734	26,432	68,140	80,899
Total expenses	51,968	129,381	197,175	234,425
Other income (expense):
Interest and other income (loss)	471	(27)	487	(83)
Interest and debt expense	(13,967)	(17,503)	(47,900)	(45,135)
(Loss) income before income taxes	(9,069)	3,447	(26,131)	(14,224)
Income tax expense	(11)	(17)	(54)	(32)
Net (loss) income	$(9,080)	$3,430	$(26,185)	$(14,256)

(1)
Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.
Investments in Unconsolidated Real Estate Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (collectively, “Fund X”), our Alternative Investment Funds, which invest in mortgage and mezzanine loans and preferred equity investments. While Fund VIII’s investment period has ended, Fund X’s investment period ends in December 2025. As of September 30, 2022, Fund X has $192,000,000 of capital committed, of which $139,637,000 has been invested and $43,016,000 has been reserved for future funding. Our ownership interest in Fund VIII and Fund X was approximately 1.3% and 7.8%, respectively, as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, our share of the investments in the unconsolidated real estate funds aggregated $14,558,000 and $11,421,000, respectively. We recognized $300,000 and $276,000 for our share of income in the three months ended September 30, 2022 and 2021, respectively, and $625,000 and $604,000 for our share of income in the nine months ended September 30, 2022 and 2021, respectively.

5.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2022	December 31, 2021
Intangible assets:
Gross amount	$337,104	$371,555
Accumulated amortization	(239,733)	(252,142)
	$97,371	$119,413
Intangible liabilities:
Gross amount	$138,726	$151,118
Accumulated amortization	(99,689)	(105,790)
	$39,037	$45,328

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Amortization of above and below-market leases, net (component of "rental revenue")	$(84)	$722	$589	$2,335
Amortization of acquired in-place leases (component of "depreciation and amortization")	5,401	6,413	16,344	20,183

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2023.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2023	$5,151	$17,705
2024	6,091	14,248
2025	4,745	10,451
2026	2,872	7,896
2027	2,560	7,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.
Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2022	September 30, 2022	December 31, 2021
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (3)	5.56%	360,000	360,000
			3.76%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.58%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(18,856)	(22,380)
Total notes and mortgages payable, net				$3,839,144	$3,835,620

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Derivative Instruments and Hedging Activities

We have entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $9,796,000 and $34,450,000 for the three and nine months ended September 30, 2022, respectively, and $995,000 for the three and nine months ended September 30, 2021, from the changes in fair value of these derivative financial instruments. See Note 9, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $26,010,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$34,449	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$34,449	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$6,987	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$6,987	$306

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of September 30, 2022, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

8.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 6,498,232 common shares at a weighted average price of $6.41 per share, or $41,674,000 in the aggregate, of which 3,237,392 shares were repurchased in the three months ended September 30, 2022 at a weighted average price of $6.58 per share, or $21,313,000 in the aggregate, and the remaining 3,260,840 shares were repurchased in October 2022 at a weighted average price of $6.24 per share, or $20,361,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $38,326,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2022 and 2021, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
Amount of income related to the cash flow hedges recognized in other comprehensive income (1)	$12,134	$671	$36,786	$671
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense (1)	(2,338)	324	(2,336)	324
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (2)	6,150	(88)	18,046	2,693
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(443)	1,016	1,063	2,984

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

10.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of September 30, 2022 and December 31, 2021, noncontrolling interests in our consolidated joint ventures aggregated $407,402,000 and $428,833,000, respectively.

Consolidated Real Estate Fund

Noncontrolling interests in our consolidated real estate fund consists of equity interests held by third parties in our Residential Development Fund. As of September 30, 2022 and December 31, 2021, the noncontrolling interest in our consolidated real estate fund aggregated $79,248,000 and $81,925,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2022 and December 31, 2021, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $262,180,000 and $356,111,000, respectively, and a redemption value of $98,576,000 and $181,315,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of September 30, 2022. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2022 and December 31, 2021, the Operating Partnership held interests in consolidated VIEs owning properties and a real estate fund that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2022	December 31, 2021
Real estate, net	$3,375,154	$3,415,735
Cash and cash equivalents and restricted cash	151,870	198,154
Investments in unconsolidated joint ventures	79,355	76,428
Accounts and other receivables	12,502	6,801
Deferred rent receivable	194,540	197,794
Deferred charges, net	51,063	53,013
Intangible assets, net	53,275	62,380
Other assets	22,494	15,551
Total VIE assets	$3,940,253	$4,025,856

Notes and mortgages payable, net	$2,489,395	$2,487,871
Accounts payable and accrued expenses	66,663	54,738
Intangible liabilities, net	23,942	27,674
Other liabilities	5,416	6,427
Total VIE liabilities	$2,585,416	$2,576,710

Unconsolidated VIEs

As of September 30, 2022, the Operating Partnership held variable interests in entities that own our unconsolidated real estate funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2022	December 31, 2021
Investments	$14,558	$11,421
Asset management fees and other receivables	11	9
Maximum risk of loss	$14,569	$11,430

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$34,449	$-	$34,449	$-
Interest rate cap assets (included in "other assets")	6,987	-	6,987	-
Total assets	$41,436	$-	$41,436	$-

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$6,691	$-	$6,691	$-
Interest rate cap assets (included in "other assets")	306	-	306	-
Total assets	$6,997	$-	$6,997	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,544,332	$3,858,000	$3,893,252
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,544,332	$3,858,000	$3,893,252

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Rental revenue:
Fixed	$162,444	$158,400	$480,766	$478,670
Variable	16,806	12,451	45,649	39,955	(1)
Total rental revenue	$179,250	$170,851	$526,415	$518,625

(1)
Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of September 30, 2022, for the three-month period from October 1, 2022 through December 31, 2022, and each of the five succeeding years and thereafter commencing January 1, 2023.

(Amounts in thousands)
2022	$160,622
2023	631,729
2024	644,393
2025	599,023
2026	503,600
2027	438,968
Thereafter	2,242,109
Total	$5,220,444

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Fee income:
Asset management	$3,166	$3,280	$9,138	$10,175
Property management	1,849	2,176	6,171	6,457
Acquisition, disposition, leasing and other	117	1,105	7,785	2,800
Total fee income	5,132	6,561	23,094	19,432
Other income (1)	2,765	1,719	6,840	4,509
Total fee and other income	$7,897	$8,280	$29,934	$23,941

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

15.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Interest income, net	$1,580	$221	$2,607	$1,008
Mark-to-market of investments in our deferred compensation plans (1)	-	(83)	-	1,502
Total interest and other income, net	$1,580	$138	$2,607	$2,510

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

16.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021		2022	2021
Interest expense	$35,412	$33,600		$102,190	$98,613
Amortization of deferred financing costs	1,537	2,666	(1)	4,614	7,306	(1)
Total interest and debt expense	$36,949	$36,266		$106,804	$105,919

(1)
Includes $761 of expense from the non-cash write-off of deferred financing costs in connection with the $860,000 refinancing of 1301 Avenue of the Americas in July 2021.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,149,000 and $4,192,000 for the three months ended September 30, 2022 and 2021, respectively, and $14,853,000 and $14,421,000 for the nine months ended September 30, 2022 and 2021, respectively, related to awards granted in prior periods, including the equity awards granted on January 13, 2022 (“2022 Equity Grants”) described below.

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

Completion of the 2019 Performance-Based Awards Program (“2019 Performance Program”)

On December 31, 2021, the performance measurement period for the 2019 Performance Program ended. On January 13, 2022, the Compensation Committee determined that the performance goals set forth in the 2019 Performance Program were not met. Accordingly, all of the LTIP units that were granted on January 14, 2019, were forfeited, with no awards being earned. These awards had a grant date fair value of $8,106,000 and a remaining unrecognized compensation cost of $238,000 as of September 30, 2022, which will be amortized over a weighted-average period of 0.25 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.
Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted (loss) income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net (loss) income attributable to common stockholders	$(1,537)	$(2,055)	$1,474	$(21,576)
Earnings allocated to unvested participating securities	(21)	(17)	(64)	(54)
Numerator for (loss) income per common share - basic and diluted	$(1,558)	$(2,072)	$1,410	$(21,630)
Denominator:
Denominator for basic loss per common share - weighted average shares	224,865	218,706	222,229	218,690
Effect of dilutive stock-based compensation plans (1)	-	-	34	-
Denominator for diluted loss per common share - weighted average shares	224,865	218,706	222,263	218,690

(Loss) income per common share - basic and diluted	$(0.01)	$(0.01)	$0.01	$(0.10)

(1)
The effect of dilutive securities excludes 18,041 and 23,862 weighted average share equivalents for the three months ended September 30, 2022 and 2021, respectively, and 20,889 and 23,785 weighted average share equivalents for the nine months ended September 30, 2022 and 2021, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $272,000 and $270,000 for the three months ended September 30, 2022 and 2021, respectively, and $1,021,000 and $1,497,000 for the nine months ended September 30, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $53,000 and $484,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate funds. We recognized fee income of $4,277,000 and $5,737,000 for the three months ended September 30, 2022 and 2021, respectively, and $20,075,000 and $16,239,000 for the nine months ended September 30, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $2,966,000 and $2,883,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

Hamburg Trust Consulting HTC GmbH (“HTC”)

We have an agreement with HTC, a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $105,000 and $127,000 for the three months ended September 30, 2022 and 2021, respectively, and $621,000 and $372,000 for the nine months ended September 30, 2022 and 2021, respectively, in connection with this agreement. As of September 30, 2022 and December 31, 2021, we owed $123,000 and $523,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Mannheim Trust

A subsidiary of Mannheim Trust leases office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. Dr. Martin Bussmann (a member of our Board of Directors) is also a trustee and a director of Mannheim Trust. We recognized $91,000 in each of the three months ended September 30, 2022 and 2021, respectively, and $273,000 and $272,000 for the nine months ended September 30, 2022 and 2021, respectively, for our share of rental income pursuant to this lease.

Due from Affiliates

During the nine months ended September 30, 2022, Fund X borrowed $59,000,000 from us at an interest rate of Secured Overnight Financing Rate (“SOFR”) plus 220 basis points, which was repaid, together with $418,000 of accrued interest.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $55,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$182,015	$117,431	$64,667	$(83)
Property-related operating expenses	(72,845)	(52,421)	(19,496)	(928)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,540	3,556	7,837	147
NOI (1)	$120,710	$68,566	$53,008	$(864)

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$172,570	$109,842	$63,527	$(799)
Property-related operating expenses	(67,131)	(47,545)	(18,646)	(940)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,627	2,875	8,665	87
NOI (1)	$117,066	$65,172	$53,546	$(1,652)

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$533,255	$349,136	$185,798	$(1,679)
Property-related operating expenses	(207,320)	(148,779)	(55,369)	(3,172)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	34,359	9,902	24,162	295
NOI (1)	$360,294	$210,259	$154,591	$(4,556)

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$523,134	$329,870	$195,673	$(2,409)
Property-related operating expenses	(197,821)	(142,370)	(52,651)	(2,800)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	32,510	8,445	24,054	11
NOI (1)	$357,823	$195,945	$167,076	$(5,198)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2022	2021	2022	2021
NOI	$120,710	$117,066	$360,294	$357,823
Add (subtract) adjustments to arrive to net income:
Fee income	5,132	6,561	23,094	19,432
Depreciation and amortization expense	(58,284)	(57,522)	(171,306)	(175,752)
General and administrative expenses	(13,150)	(13,257)	(45,501)	(46,039)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(11,540)	(11,627)	(34,359)	(32,510)
(Loss) income from unconsolidated joint ventures	(5,797)	223	(15,326)	(20,810)
Interest and other income, net	1,580	138	2,607	2,510
Interest and debt expense	(36,949)	(36,266)	(106,804)	(105,919)
Other, net	195	189	244	101
Income (loss) before income taxes	1,897	5,505	12,943	(1,164)
Income tax expense	(673)	(873)	(1,559)	(2,448)
Net income (loss)	1,224	4,632	11,384	(3,612)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,179)	(3,768)	(12,383)	(16,924)
Consolidated real estate fund	1,309	(3,123)	2,677	(3,179)
Operating Partnership	109	204	(204)	2,139
Net (loss) income attributable to common stockholders	$(1,537)	$(2,055)	$1,474	$(21,576)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2022	$8,496,480	$5,346,628	$2,684,864	$464,988
December 31, 2021	8,494,562	5,336,210	2,696,131	462,221

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of September 30, 2022.

As of September 30, 2022, we own and/or manage a portfolio aggregating 14.0 million square feet comprised of:

•
Eight wholly and partially owned properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;
•
Six wholly and partially owned properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and
•
Five managed properties aggregating 1.0 million square feet in New York and Washington, D.C.

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

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 6,498,232 common shares at a weighted average price of $6.41 per share, or $41,674,000 in the aggregate, of which 3,237,392 shares were repurchased in the three months ended September 30, 2022 at a weighted average price of $6.58 per share, or $21,313,000 in the aggregate, and the remaining 3,260,840 shares were repurchased in October 2022 at a weighted average price of $6.24 per share, or $20,361,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $38,326,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended September 30, 2022

In the three months ended September 30, 2022, we leased 288,554 square feet, of which our share was 215,922 that was leased at a weighted average initial rent of $82.76 per square foot. This leasing activity, offset by the lease expirations in the three months, caused our leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) to remain at 91.4% at September 30, 2022, in-line with the lease occupancy reported at June 30, 2022. Of the 215,922 square feet leased, 204,178 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 10.5% on a cash basis and increased by 2.7% on a GAAP basis. The weighted average lease term for leases signed during the three months was 12.5 years and weighted average tenant improvements and leasing commissions on these leases were $11.92 per square foot per annum, or 14.4% of initial rent.

New York

In the three months ended September 30, 2022, we leased 253,774 square feet in our New York portfolio, of which our share was 197,828 square feet that was leased at a weighted average initial rent of $79.95 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy by 10 basis points to 92.1% at September 30, 2022 from 92.0% at June 30, 2022. Of the 197,828 square feet leased, 190,828 square feet represented our share of second generation space for which rental rates decreased by 11.6% on a cash basis and increased 1.5% on a GAAP basis. The weighted average lease term for leases signed during the three months was 12.9 years and weighted average tenant improvements and leasing commissions on these leases were $11.97 per square foot per annum, or 15.0% of initial rent.

San Francisco

In the three months ended September 30, 2022, we leased 34,780 square feet in our San Francisco portfolio, of which our share was 18,094 square feet that was leased at a weighted average initial rent of $113.53 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 50 basis points to 89.3% at September 30, 2022 from 89.8% at June 30, 2022. Of the 18,094 square feet leased in the three months, 13,350 square feet represented our share of second generation space for which we achieved rental rate increases of 1.6% on a cash basis and 14.7% on a GAAP basis. The weighted average lease term for leases signed during the three months was 7.3 years and weighted average tenant improvements and leasing commissions on these leases were $10.86 per square foot per annum, or 9.6% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2022	Total	New York	San Francisco
Total square feet leased	288,554	253,774	34,780
Pro rata share of total square feet leased:	215,922	197,828	18,094
Initial rent (1)	$82.76	$79.95	$113.53
Weighted average lease term (in years)	12.5	12.9	7.3

Tenant improvements and leasing commissions:
Per square foot	$148.56	$154.86	$79.72
Per square foot per annum	$11.92	$11.97	$10.86
Percentage of initial rent	14.4%	15.0%	9.6%

Rent concessions:
Average free rent period (in months)	14.3	15.1	5.8
Average free rent period per annum (in months)	1.1	1.2	0.8

Second generation space: (2)
Square feet	204,178	190,828	13,350
Cash basis:
Initial rent (1)	$80.78	$78.41	$114.63
Prior escalated rent (3)	$90.28	$88.71	$112.78
Percentage (decrease) increase	(10.5%)	(11.6%)	1.6%
GAAP basis:
Straight-line rent	$79.32	$76.54	$119.02
Prior straight-line rent	$77.23	$75.38	$103.72
Percentage increase	2.7%	1.5%	14.7%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2022	91.4%	92.1%	89.3%
As of June 30, 2022	91.4%	92.0%	89.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Leasing Results - Nine Months Ended September 30, 2022

In the nine months ended September 30, 2022, we leased 741,605 square feet, of which our share was 556,299 that was leased at a weighted average initial rent of $77.12 per square foot. This leasing activity, partially offset by lease expirations in the nine months, increased leased occupancy by 70 basis points to 91.4% at September 30, 2022 from 90.7% at December 31, 2021. Same store leased occupancy (properties owned by us in a similar manner during both reporting periods), increased by 80 basis points to 91.4% at September 30, 2022 from 90.6% at December 31, 2021. Of the 556,299 square feet leased, 441,499 square feet represented our share of second generation space (space that had been vacant for less than twelve months) for which rental rates decreased by 6.6% on a cash basis and increased 1.3% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 10.0 years and weighted average tenant improvements and leasing commissions on these leases were $10.72 per square foot per annum, or 13.9% of initial rent.

New York

In the nine months ended September 30, 2022, we leased 582,268 square feet in our New York portfolio, of which our share was 473,507 square feet that was leased at a weighted average initial rent of $72.12 per square foot. This leasing activity, partially offset by lease expirations in the nine months, increased leased occupancy by 170 basis points to 92.1% at September 30, 2022 from 90.4% at December 31, 2021. Same store leased occupancy increased by 180 basis points to 92.1% at September 30, 2022 from 90.3% at December 31, 2021. Of the 473,507 square feet leased, 380,233 square feet represented our share of second generation space for which rental rates decreased by 8.5% on a cash basis and 2.0% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 10.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.85 per square foot per annum, or 15.0% of initial rent.

San Francisco

In the nine months ended September 30, 2022, we leased 159,337 square feet in our San Francisco portfolio, of which our share was 82,792 square feet that was leased at a weighted average initial rent of $105.71 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased leased occupancy and same store leased occupancy by 230 basis points to 89.3% at September 30, 2022 from 91.6% at December 31, 2021. Of the 82,792 square feet leased in the nine months, 61,266 square feet represented our share of second generation space for which we achieved rental rate increases of 1.9% on a cash basis and 15.9% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 7.1 years and weighted average tenant improvements and leasing commissions on these leases were $9.61 per square foot per annum, or 9.1% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2022	Total	New York	San Francisco
Total square feet leased	741,605	582,268	159,337
Pro rata share of total square feet leased:	556,299	473,507	82,792
Initial rent (1)	$77.12	$72.12	$105.71
Weighted average lease term (in years)	10.0	10.5	7.1

Tenant improvements and leasing commissions:
Per square foot	$107.35	$114.21	$68.09
Per square foot per annum	$10.72	$10.85	$9.61
Percentage of initial rent	13.9%	15.0%	9.1%

Rent concessions:
Average free rent period (in months)	11.1	12.2	5.0
Average free rent period per annum (in months)	1.1	1.2	0.7

Second generation space: (2)
Square feet	441,499	380,233	61,266
Cash basis:
Initial rent (1)	$76.29	$70.92	$109.64
Prior escalated rent (3)	$81.67	$77.50	$107.60
Percentage (decrease) increase	(6.6%)	(8.5%)	1.9%
GAAP basis:
Straight-line rent	$75.00	$68.83	$113.25
Prior straight-line rent	$74.05	$70.24	$97.70
Percentage increase (decrease)	1.3%	(2.0%)	15.9%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2022	91.4%	92.1%	89.3%
As of December 31, 2021	90.6%	90.3%	91.6%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended September 30, 2022 and 2021

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $1,537,000, or $0.01 per diluted share, for the three months ended September 30, 2022, compared to $2,055,000, or $0.01 per diluted share, for the three months ended September 30, 2021.

Funds from Operations (“FFO”) attributable to common stockholders was $53,366,000, or $0.24 per diluted share, for the three months ended September 30, 2022, compared to $50,318,000, or $0.23 per diluted share, for the three months ended September 30, 2021. FFO attributable to common stockholders for the three months ended September 30, 2022 and 2021 includes the impact of other non-core items, which are listed in the table on page 57. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2022 by $883,000, or $0.00 per diluted share, and increased FFO attributable to common stockholders for the three months ended September 30, 2021 by $249,000, respectively, or $0.00 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 57, was $54,249,000, or $0.24 per diluted share, for the three months ended September 30, 2022, compared to $50,069,000, or $0.23 per diluted share, for the three months ended September 30, 2021.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2022 versus September 30, 2021.

	Total	New York	San Francisco
Same Store NOI	6.3%	10.0%	(0.4%)
Same Store Cash NOI	0.4%	6.2%	(11.0%)

See pages 49-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2022 and 2021

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $1,474,000, or $0.01 per diluted share, for the nine months ended September 30, 2022, compared to net loss attributable to common stockholders of $21,576,000, or $0.10 per diluted share, for the nine months ended September 30, 2021. Net loss attributable to common stockholders for the nine months ended September 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP.

FFO attributable to common stockholders was $161,561,000, or $0.73 per diluted share, for the nine months ended September 30, 2022, compared to $139,135,000, or $0.64 per diluted share, for the nine months ended September 30, 2021. FFO attributable to common stockholders for the nine months ended September 30, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP. FFO attributable to common stockholders for the nine months ended September 30, 2022 and 2021 also includes the impact of other non-core items, which are listed in the table on page 57. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2022 and 2021 by $899,000 and $9,114,000, respectively, or $0.00 and $0.04 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 57, was $162,460,000, or $0.73 per diluted share, for the nine months ended September 30, 2022, compared to $148,249,000, or $0.68 per diluted share, for the nine months ended September 30, 2021.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2022 versus September 30, 2021.

	Total	New York	San Francisco
Same Store NOI	4.1%	8.2%	(3.3%)
Same Store Cash NOI	3.2%	7.3%	(5.1%)

See pages 49-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2022 and 2021

The following pages summarize our consolidated results of operations for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$179,250	$170,851	$8,399
Fee and other income	7,897	8,280	(383)
Total revenues	187,147	179,131	8,016
Expenses:
Operating	72,845	67,131	5,714
Depreciation and amortization	58,284	57,522	762
General and administrative	13,150	13,257	(107)
Transaction related costs	105	87	18
Total expenses	144,384	137,997	6,387
Other income (expense):
(Loss) income from unconsolidated joint ventures	(5,797)	223	(6,020)
Income from unconsolidated real estate funds	300	276	24
Interest and other income, net	1,580	138	1,442
Interest and debt expense	(36,949)	(36,266)	(683)
Income before income taxes	1,897	5,505	(3,608)
Income tax expense	(673)	(873)	200
Net income	1,224	4,632	(3,408)
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(4,179)	(3,768)	(411)
Consolidated real estate fund	1,309	(3,123)	4,432
Operating Partnership	109	204	(95)
Net loss attributable to common stockholders	$(1,537)	$(2,055)	$518

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $187,147,000 for the three months ended September 30, 2022, compared to $179,131,000 for the three months ended September 30, 2021, an increase of $8,016,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Rental revenue
Same store operations	$9,750	$9,272	(1)	$478	$-
Other, net	(1,351)	(2,287)		474	462
Increase in rental revenue	$8,399	$6,985		$952	$462

Fee and other income
Fee income
Asset management	$(114)	$-		$-	$(114)
Property management	(327)	-		-	(327)
Acquisition, disposition, leasing and other	(988)	-		-	(988)
Decrease in fee income	(1,429)	-		-	(1,429)
Other income
Same store operations	1,046	604		188	254
Increase in other income	1,046	604		188	254
(Decrease) increase in fee and other income	$(383)	$604		$188	$(1,175)

Total increase (decrease) in revenues	$8,016	$7,589		$1,140	$(713)

(1)
Primarily due to (i) higher occupancy at 1301 Avenue of the Americas and 31 West 52nd Street and (ii) higher expense reimbursements due to an increase in operating expenses (see note 1 on page 39).

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $144,384,000 for the three months ended September 30, 2022, compared to $137,997,000 for the three months ended September 30, 2021, an increase of $6,387,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$5,727	$4,876	(1)	$851		$-
Other, net	(13)	-		-		(13)
Increase (decrease) in operating	$5,714	$4,876		$851		$(13)

Depreciation and amortization
Operations	$762	$1,940		$(1,416)	(2)	$238
Increase (decrease) in depreciation and amortization	$762	$1,940		$(1,416)		$238

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$83	$-		$-		$83	(3)
Operations	(190)	-		-		(190)
Decrease in general and administrative	$(107)	$-		$-		$(107)

Increase in transaction related costs	$18	$-		$-		$18

Total increase (decrease) in expenses	$6,387	$6,816		$(565)		$136

(1)
Primarily due to higher utilities and repairs and maintenance, which are partially offset by higher expense reimbursements (see note 1 on page 38).
(2)
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

(Loss) Income from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $5,797,000 for the three months ended September 30, 2022, compared to income of $223,000 in the three months ended September 30, 2021, a decrease in income of $6,020,000. This decrease resulted from:

(Amounts in thousands)
One Steuart Lane	$(4,879)	(1)
Other, net	(1,141)
Total decrease in income	$(6,020)

(1)
Primarily due to lower gain on sale of residential condominium units at One Steuart Lane resulting from fewer units sold in the current year’s three months.

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $300,000 for the three months ended September 30, 2022, compared to $276,000 for the three months ended September 30, 2021, an increase in income of $24,000.

Interest and Other Income, net

Interest and other income was $1,580,000 for the three months ended September 30, 2022, compared to $138,000 for the three months ended September 30, 2021, an increase in income of $1,442,000. This increase resulted from:

(Amounts in thousands)
Higher yields on short-term investments	$1,195
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	83
Other, net	164
Total increase in income	$1,442

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

Interest and Debt Expense

Interest and debt expense was $36,949,000 for the three months ended September 30, 2022, compared to $36,266,000 for the three months ended September 30, 2021, an increase of $683,000. This increase resulted primarily from higher interest on variable rate debt due to an increase in average LIBOR rates in the current year's three months compared to prior year's three months, partially offset by lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $673,000 for the three months ended September 30, 2022, compared to $873,000 for the three months ended September 30, 2021, a decrease of $200,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year’s three months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $4,179,000 for the three months ended September 30, 2022, compared to $3,768,000 for the three months ended September 30, 2021, an increase in income allocated to noncontrolling interests of $411,000. This increase in income resulted primarily from higher income attributable to One Market Plaza.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $1,309,000 for the three months ended September 30, 2022, compared to net income attributable to noncontrolling interests of $3,123,000 for the three months ended September 30, 2021, a decrease in income allocated to noncontrolling interest of $4,432,000. This decrease in income resulted primarily from lower gain on sale of residential condominium units at One Steuart Lane resulting from fewer units sold in the current year’s three months.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $109,000 for the three months ended September 30, 2022, compared to $204,000 for the three months ended September 30, 2021, a decrease in loss allocated to noncontrolling interests of $95,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership for the three months ended September 30, 2022.

Results of Operations - Nine Months Ended September 30, 2022 and 2021

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$526,415	$518,625	$7,790
Fee and other income	29,934	23,941	5,993
Total revenues	556,349	542,566	13,783
Expenses:
Operating	207,320	197,821	9,499
Depreciation and amortization	171,306	175,752	(4,446)
General and administrative	45,501	46,039	(538)
Transaction related costs	381	503	(122)
Total expenses	424,508	420,115	4,393
Other income (expense):
Loss from unconsolidated joint ventures	(15,326)	(20,810)	5,484
Income from unconsolidated real estate funds	625	604	21
Interest and other income, net	2,607	2,510	97
Interest and debt expense	(106,804)	(105,919)	(885)
Income (loss) before income taxes	12,943	(1,164)	14,107
Income tax expense	(1,559)	(2,448)	889
Net income (loss)	11,384	(3,612)	14,996
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(12,383)	(16,924)	4,541
Consolidated real estate fund	2,677	(3,179)	5,856
Operating Partnership	(204)	2,139	(2,343)
Net income (loss) attributable to common stockholders	$1,474	$(21,576)	$23,050

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $556,349,000 for the nine months ended September 30, 2022, compared to $542,566,000 for the nine months ended September 30, 2021, an increase of $13,783,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$12,023	$18,454	(1)	$(6,431)	(2)	$-
Other, net	(4,233)	(415)		(4,285)	(3)	467
Increase (decrease) in rental revenue	$7,790	$18,039		$(10,716)		$467

Fee and other income
Fee income
Asset management	$(1,037)	$-		$-		$(1,037)
Property management	(286)	-		-		(286)
Acquisition, disposition, leasing and other	4,985	-		-		4,985	(4)
Increase in fee income	3,662	-		-		3,662
Other income
Same store operations	2,331	1,227		841		263
Increase in other income	2,331	1,227		841		263
Increase in fee and other income	$5,993	$1,227		$841		$3,925

Total increase (decrease) in revenues	$13,783	$19,266		$(9,875)		$4,392

(1)
Primarily due to (i) higher occupancy at 1301 Avenue of the Americas and 31 West 52nd Street and (ii) higher expense reimbursements due to an increase in operating expenses (see note 1 on page 43).
(2)
Primarily due to lower occupancy in the current year.
(3)
Primarily due to income of $5,051 in the prior year’s nine months, in connection with a tenant’s lease termination at 300 Mission Street.
(4)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in February 2022.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $424,508,000 for the nine months ended September 30, 2022, compared to $420,115,000 for the nine months ended September 30, 2021, an increase of $4,393,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$9,127	$6,409	(1)	$2,718		$-
Other, net	372	-		-		372
Increase in operating	$9,499	$6,409		$2,718		$372

Depreciation and amortization
Operations	$(4,446)	$651		$(5,264)	(2)	$167
(Decrease) increase in depreciation and amortization	$(4,446)	$651		$(5,264)		$167

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(1,502)	$-		$-		$(1,502)	(3)
Operations	964	-		-		964
Decrease in general and administrative	$(538)	$-		$-		$(538)

Decrease in transaction related costs	$(122)	$-		$-		$(122)

Total increase (decrease) in expenses	$4,393	$7,060		$(2,546)		$(121)

(1)
Primarily due to higher utilities and repairs and maintenance, which are partially offset by higher expense reimbursements (see note 1 on page 42).
(2)
Primarily due to accelerated depreciation of tenant improvements in the prior year’s nine months resulting from a tenant’s lease termination at 300 Mission Street.
(3)
Represents the mark-to-market of investments in our deferred compensation plan liabilities in the prior year’s nine months, which is entirely offset by the change in deferred compensation plan assets that is included in “interest and other income, net” for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $15,326,000 for the nine months ended September 30, 2022, compared to $20,810,000 in the nine months ended September 30, 2021, a decrease in loss of $5,484,000. This decrease resulted from:

712 Fifth Avenue	$10,697	(1)
One Steuart Lane	(6,441)	(2)
Other, net	1,228
Total decrease in loss	$5,484

(1)
Primarily due to an $11,750 contribution in the prior year’s nine months to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 3, Investments in Unconsolidated Joint Ventures.
(2)
Primarily due to lower gain on sale of residential condominium units at One Steuart Lane resulting from fewer units sold in the current year’s nine months and lower loss in the prior year’s nine months due to the capitalization of expenses at One Steuart Lane (which was under development during the first half of last year).

Income from Unconsolidated Real Estate Funds

Income from unconsolidated real estate funds was $625,000 for the nine months ended September 30, 2022, compared to $604,000 for the nine months ended September 30, 2021, an increase in income of $21,000.

Interest and Other Income, net

Interest and other income was $2,607,000 for the nine months ended September 30, 2022, compared to $2,510,000 for the nine months ended September 30, 2021, an increase in income of $97,000. This increase resulted from:

(Amounts in thousands)
Higher yields on short-term investments	$1,692
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	(1,502)
Other, net	(93)
Total increase in income	$97

(1)
Represents the mark-to-market of investments in our deferred compensation plan assets in the prior year’s nine months, which is entirely offset by the change in deferred compensation plan liabilities that is included in “general and administrative” expenses for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Interest and Debt Expense

Interest and debt expense was $106,804,000 for the nine months ended September 30, 2022, compared to $105,919,000 for the nine months ended September 30, 2021, an increase of $885,000. This increase resulted primarily from higher interest on variable rate debt due to an increase in average LIBOR rates in the current year's nine months compared to prior year's nine months, partially offset by lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $1,559,000 for the nine months ended September 30, 2022, compared to $2,448,000 for the nine months ended September 30, 2021, a decrease of $889,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year’s nine months.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $12,383,000 for the nine months ended September 30, 2022, compared to $16,924,000 for the nine months ended September 30, 2021, a decrease in income allocated to noncontrolling interests of $4,541,000. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($2,141 of income in 2022, compared to $7,411 in 2021)	$(5,270)	(1)
Other, net	729
Total decrease in income attributable to noncontrolling interests	$(4,541)

(1)
Primarily due to a decrease in occupancy in the current year's nine months and $3,480 of lease termination income in the prior year's nine months.

Net Loss (Income) Attributable to Noncontrolling Interests in Consolidated Real Estate Fund

Net loss attributable to noncontrolling interests in consolidated real estate fund was $2,677,000 for the nine months ended September 30, 2022, compared to net income attributable to noncontrolling interests in consolidated real estate fund of $3,179,000 for the nine months ended September 30, 2021, a decrease in income allocated to noncontrolling interest of $5,856,000. This decrease resulted primarily from lower gain on sale of residential condominium units at One Steuart Lane resulting from fewer units sold in the current year’s nine months and a lower loss in the prior year’s nine months due to the capitalization of expenses at One Steuart Lane (which was under development during the first half of last year).

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $204,000 for the nine months ended September 30, 2022, compared to net loss attributable to noncontrolling interests of $2,139,000 for the nine months ended September 30, 2021, an increase in income allocated to noncontrolling interests of $2,343,000. This increase in income resulted from higher net income subject to allocation to the unitholders of the Operating Partnership for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of September 30, 2022, we had $1.26 billion of liquidity comprised of $469,398,000 of cash and cash equivalents, $40,456,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, share repurchases and all other capital needs related to the operations of our business.

We anticipate that our long-term needs including debt maturities and potential acquisitions will be funded by operating cash flow, third-party joint venture capital, mortgage financings and/or re-financings, and the issuance of long-term debt or equity and existing cash balances. Although we may be able to anticipate and plan for certain of our liquidity needs, unexpected increases in uses of cash that are beyond our control and which affect our financial condition and results of operations may arise, or our sources of liquidity may be fewer than, and the funds available from such sources may be less than, anticipated or required.

Consolidated Debt

As of September 30, 2022, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility and we have no debt maturing until October 2023. We may refinance our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On September 15, 2022, we declared a quarterly cash dividend of $0.0775 per share of common stock for the third quarter ended September 30, 2022, which was paid on October 14, 2022 to stockholders of record as of the close of business on September 30, 2022. This dividend policy, if continued, would require us to pay out approximately $18,300,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2022, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $623,785,000. In 2023, $105,508,000, representing our share of unconsolidated debt, is scheduled to mature. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 6,498,232 common shares at a weighted average price of $6.41 per share, or $41,674,000 in the aggregate, of which 3,237,392 shares were repurchased in the three months ended September 30, 2022 at a weighted average price of $6.58 per share, or $21,313,000 in the aggregate, and the remaining 3,260,840 shares were repurchased in October 2022 at a weighted average price of $6.24 per share, or $20,361,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $38,326,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $55,800,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $509,854,000 and $529,666,000 as of September 30, 2022 and December 31, 2021, respectively, and $522,546,000 and $465,324,000 as of September 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents and restricted cash decreased by $19,812,000 for the nine months ended September 30, 2022 and increased by $57,222,000 for the nine months ended September 30, 2021. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$174,417	$188,060
Investing activities	(85,672)	(88,380)
Financing activities	(108,557)	(42,458)

Operating Activities

Nine months ended September 30, 2022 – We generated $174,417,000 of cash from operating activities for the nine months ended September 30, 2022, primarily from (i) $209,545,000 of net income (before $198,161,000 of non-cash adjustments) and (ii) $658,000 of distributions from unconsolidated joint ventures and real estate funds, partially offset by (iii) $35,786,000 of net changes in operating assets and liabilities. Non-cash adjustments of $198,161,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2022 – We used $85,672,000 of cash for investing activities for the nine months ended September 30, 2022, primarily for (i) $71,284,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,252,000 for investments in an unconsolidated joint venture, and (iii) $3,136,000 of contributions of capital to unconsolidated real estate funds, net of distributions received.

Nine months ended September 30, 2021 – We used $88,380,000 of cash for investing activities for the nine months ended September 30, 2021, primarily for (i) $74,134,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,750,000 of contributions to an unconsolidated joint venture and (iii) $3,257,000 of net purchases of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $761,000 of distributions of capital from unconsolidated real estate funds, net of contributions made.

Financing Activities

Nine months ended September 30, 2022 – We used $108,557,000 of cash for financing activities for the nine months ended September 30, 2022, primarily for (i) $54,459,000 for dividends and distributions to common stockholders and unitholders, (ii) $33,814,000 for distributions to noncontrolling interests, (iii) $20,000,000 for the repurchases of common shares and (iv) $284,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of net income or loss to NOI and Cash NOI for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$1,224	$2,701	$10,276	$(11,753)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,284	39,155	17,918	1,211
General and administrative	13,150	-	-	13,150
Interest and debt expense	36,949	23,392	12,794	763
Income tax expense	673	5	-	668
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,540	3,556	7,837	147
Loss (income) from unconsolidated joint ventures	5,797	(7)	4,384	1,420
Fee income	(5,132)	-	-	(5,132)
Interest and other income, net	(1,580)	(236)	(201)	(1,143)
Other, net	(195)	-	-	(195)
NOI	120,710	68,566	53,008	(864)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,222)	(2,383)	(18,839)	-
Paramount's share of NOI	$99,488	$66,183	$34,169	$(864)

NOI	$120,710	$68,566	$53,008	$(864)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(3,969)	1,514	(5,453)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(790)	708	(1,498)	-
Cash NOI	115,951	70,788	46,057	(894)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(19,988)	(2,775)	(17,213)	-
Paramount's share of Cash NOI	$95,963	$68,013	$28,844	$(894)

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$4,632	$3,063	$9,204	$(7,635)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	57,522	37,215	19,334	973
General and administrative	13,257	-	-	13,257
Interest and debt expense	36,266	22,458	12,760	1,048
Income tax expense	873	7	1	865
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,627	2,875	8,665	87
(Income) loss from unconsolidated joint ventures	(223)	(449)	3,615	(3,389)
Fee income	(6,561)	-	-	(6,561)
Interest and other (income) loss, net	(138)	3	(33)	(108)
Other, net	(189)	-	-	(189)
NOI	117,066	65,172	53,546	(1,652)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,809)	(2,573)	(19,236)	-
Paramount's share of NOI	$95,257	$62,599	$34,310	$(1,652)

NOI	$117,066	$65,172	$53,546	$(1,652)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	1,260	1,848	(558)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,622)	406	(2,028)	-
Cash NOI	116,704	67,426	50,960	(1,682)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,174)	(2,635)	(18,539)	-
Paramount's share of Cash NOI	$95,530	$64,791	$32,421	$(1,682)

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$11,384	$18,732	$27,705	$(35,053)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	171,306	115,439	52,782	3,085
General and administrative	45,501	-	-	45,501
Interest and debt expense	106,804	66,465	38,054	2,285
Income tax expense	1,559	7	4	1,548
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	34,359	9,902	24,162	295
Loss (income) from unconsolidated joint ventures	15,326	(4)	12,164	3,166
Fee income	(23,094)	-	-	(23,094)
Interest and other income, net	(2,607)	(282)	(280)	(2,045)
Other, net	(244)	-	-	(244)
NOI	360,294	210,259	154,591	(4,556)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(63,340)	(7,808)	(55,532)	-
Paramount's share of NOI	$296,954	$202,451	$99,059	$(4,556)

NOI	$360,294	$210,259	$154,591	$(4,556)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(8,288)	883	(9,201)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,115)	1,597	(4,712)	-
Cash NOI	348,891	212,739	140,678	(4,526)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(61,194)	(8,459)	(52,735)	-
Paramount's share of Cash NOI	$287,697	$204,280	$87,943	$(4,526)

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(3,612)	$(3,021)	$34,089	$(34,680)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	175,752	114,788	58,046	2,918
General and administrative	46,039	-	-	46,039
Interest and debt expense	105,919	65,056	37,653	3,210
Income tax expense	2,448	12	5	2,431
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	32,510	8,445	24,054	11
Loss (income) from unconsolidated joint ventures	20,810	10,645	13,317	(3,152)
Fee income	(19,432)	-	-	(19,432)
Interest and other (income) loss, net	(2,510)	20	(88)	(2,442)
Other, net	(101)	-	-	(101)
NOI	357,823	195,945	167,076	(5,198)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(70,767)	(7,685)	(63,082)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of NOI	$287,262	$188,260	$103,994	$(4,992)

NOI	$357,823	$195,945	$167,076	$(5,198)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(9,800)	211	(10,041)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,087)	1,044	(6,131)	-
Cash NOI	342,936	197,200	150,904	(5,168)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(64,313)	(7,599)	(56,714)	-
Consolidated real estate fund	206	-	-	206
Paramount's share of Cash NOI	$278,829	$189,601	$94,190	$(4,962)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2022 and 2021. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2022 (1)	$99,488	$66,183	$34,169	$(864)
Acquisitions / Redevelopment (2) (3)	(155)	(155)	-	-
Other, net	2,893	2,029	-	864
Paramount's share of Same Store NOI for the
three months ended September 30, 2022	$102,226	$68,057	$34,169	$-

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2021 (1)	$95,257	$62,599	$34,310	$(1,652)
Acquisitions / Redevelopment (3)	(693)	(693)	-	-
Lease termination income	(33)	(33)	-	-
Other, net	1,642	-	(10)	1,652
Paramount's share of Same Store NOI for the
three months ended September 30, 2021	$96,173	$61,873	$34,300	$-

Increase (decrease) in Same Store NOI	$6,053	$6,184	$(131)	$-
% Increase (decrease)	6.3%	10.0%	(0.4%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2022 (1)	$95,963	$68,013	$28,844	$(894)
Acquisitions / Redevelopment (2) (3)	(154)	(154)	-	-
Other, net	894	-	-	894
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2022	$96,703	$67,859	$28,844	$-

	For the Three Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2021 (1)	$95,530	$64,791	$32,421	$(1,682)
Acquisitions / Redevelopment (3)	(861)	(861)	-	-
Lease termination income	(33)	(33)	-	-
Other, net	1,672	-	(10)	1,682
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2021	$96,308	$63,897	$32,411	$-

Increase (decrease) in Same Store Cash NOI	$395	$3,962	$(3,567)	$-
% Increase (decrease)	0.4%	6.2%	(11.0%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of Cash NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of Cash NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2022 (1)	$296,954	$202,451	$99,059	$(4,556)
Acquisitions / Redevelopment (2) (3)	(366)	(366)	-	-
Lease termination income	(1,875)	(1,875)	-	-
Other, net	6,470	2,135	(221)	4,556
Paramount's share of Same Store NOI for the nine
months ended September 30, 2022	$301,183	$202,345	$98,838	$-

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2021 (1)	$287,262	$188,260	$103,994	$(4,992)
Acquisitions / Redevelopment (3)	(924)	(924)	-	-
Lease termination income	(1,745)	(161)	(1,584)	-
Other, net	4,686	(103)	(203)	4,992
Paramount's share of Same Store NOI for the nine
months ended September 30, 2021	$289,279	$187,072	$102,207	$-

Increase (decrease) in Same Store NOI	$11,904	$15,273	$(3,369)	$-
% Increase (decrease)	4.1%	8.2%	(3.3%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2022 (1)	$287,697	$204,280	$87,943	$(4,526)
Acquisitions / Redevelopment (2) (3)	(396)	(396)	-	-
Lease termination income	(1,875)	(1,875)	-	-
Other, net	4,105	(200)	(221)	4,526
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2022	$289,531	$201,809	$87,722	$-

	For the Nine Months Ended September 30, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2021 (1)	$278,829	$189,601	$94,190	$(4,962)
Acquisitions / Redevelopment (3)	(1,148)	(1,148)	-	-
Lease termination income	(1,745)	(161)	(1,584)	-
Other, net	4,507	(245)	(210)	4,962
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2021	$280,443	$188,047	$92,396	$-

Increase (decrease) in Same Store Cash NOI	$9,088	$13,762	$(4,674)	$-
% Increase (decrease)	3.2%	7.3%	(5.1%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2022	2021	2022	2021
Reconciliation of net income (loss) to FFO and Core FFO:
Net income (loss)	$1,224	$4,632	$11,384	$(3,612)
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	68,009	67,717	201,069	207,122
FFO	69,233	72,349	212,453	203,510
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,408)	(13,895)	(39,868)	(47,422)
Consolidated real estate fund	1,304	(3,127)	2,659	(3,183)
Operating Partnership	(3,763)	(5,009)	(13,683)	(13,770)
FFO attributable to common stockholders	$53,366	$50,318	$161,561	$139,135
Per diluted share	$0.24	$0.23	$0.73	$0.64

FFO	$69,233	$72,349	$212,453	$203,510
Non-core items:
Adjustments to equity in earnings for contributions to (distributions from) an unconsolidated joint venture	709	(938)	294	8,977
FFO attributable to One Steuart Lane, including after-tax net gain on sale of residential condominium units	1,509	(3,267)	3,283	(3,267)
Non-cash write-off of deferred financing costs	-	761	-	761
Other, net	126	53	420	432
Core FFO	71,577	68,958	216,450	210,413
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(13,408)	(13,895)	(39,868)	(47,422)
Consolidated real estate fund	(94)	(9)	(381)	(65)
Operating Partnership	(3,826)	(4,985)	(13,741)	(14,677)
Core FFO attributable to common stockholders	$54,249	$50,069	$162,460	$148,249
Per diluted share	$0.24	$0.23	$0.73	$0.68

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	224,864,791	218,706,356	222,228,605	218,689,696
Effect of dilutive securities	28,555	44,880	34,143	41,461
Denominator for FFO and Core FFO per diluted share	224,893,346	218,751,236	222,262,748	218,731,157

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2022.

Property	Rate	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street	3.65%	$-	$273,000	$-	$-	$-	$-	$273,000	$265,128
One Market Plaza	4.03%	-	-	975,000	-	-	-	975,000	942,331
31 West 52nd Street	3.80%	-	-	-	-	500,000	-	500,000	456,034
1301 Avenue of the Americas (1)	2.46%	-	-	-	-	500,000	-	500,000	497,990
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,024,296
Total Fixed Rate Debt	3.37%	$-	$273,000	$975,000	$-	$1,000,000	$1,250,000	$3,498,000	$3,185,779

Variable Rate Debt:
1301 Avenue of the Americas (2)	5.56%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,553
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	5.56%	$-	$-	$-	$-	$360,000	$-	$360,000	$358,553

Total Consolidated Debt	3.58%	$-	$273,000	$975,000	$-	$1,360,000	$1,250,000	$3,858,000	$3,544,332

(1)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See table below.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of September 30, 2022, of which our share was $623,785,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of September 30, 2022.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$34,449	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$34,449	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$6,987	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$6,987	$306

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of September 30, 2022			As of December 31, 2021
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	5.56%	$3,600	$360,000	3.67%
Fixed rate	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.52%	$3,600	$3,047,665	3.30%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$111,427	4.83%	$1,114	$108,963	3.27%
Fixed rate	512,358	3.30%	-	503,598	3.30%
	$623,785	3.58%	$1,114	$612,561	3.30%

Noncontrolling interests' share of above			$(311)
Total change in annual net income			$4,403
Per diluted share			$0.02

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two-month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submission to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point, which could increase our risk associated with the transition to an alternative variable rate. As of December 31, 2021, banks are no longer issuing any new LIBOR debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of September 30, 2022, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2022, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 6,498,232 common shares at a weighted average price of $6.41 per share, or $41,674,000 in the aggregate, of which 3,237,392 shares were repurchased in the three months ended September 30, 2022 at a weighted average price of $6.58 per share, or $21,313,000 in the aggregate, and the remaining 3,260,840 shares were repurchased in October 2022 at a weighted average price of $6.24 per share, or $20,361,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $38,326,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchase of equity securities in the three months ended September 30, 2022.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2022	268,910	(1)	$6.96	268,231	$78,133,000
August 2022	-		-	-	78,133,000
September 2022	2,969,161		6.55	2,969,161	58,687,000

(1)
Of the 268,910 shares repurchased in July 2022, 679 common shares represent shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.

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

Paramount Group, Inc.
Date:	October 26, 2022	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	October 26, 2022	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)