Form 10-K
period 2022-12-31
Paramount Group, Inc.
filed 2023-02-15
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________To____________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 1, 2023, there were 216,982,588 shares of the registrant’s common stock outstanding.

As of June 30, 2022, the aggregate market value of the 191,681,866 shares of common stock held by non-affiliates of the Registrant was $1,385,860,000 based on the June 30, 2022 closing share price of our common stock of $7.23 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 18, 2023) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on Form 10-K.

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2022, portions of which are incorporated by reference herein.

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•
the negative impact of the coronavirus 2019 (“COVID-19”) global pandemic or any future pandemic, endemic or outbreak of infectious disease on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
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
•
risks associated with real estate activity through our joint ventures and real estate related funds;
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
•
We are subject to risk inherent in ownership of real estate.
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
•
We are subject to risks involved in real estate activity through joint ventures and real estate related funds.
•
Contractual commitments with existing real estate related funds and our investment club may limit our ability to acquire properties, issue loans or invest in preferred equity directly in the near term.
•
COVID-19 or any future pandemic, endemic or outbreak of infectious disease may continue to have an adverse impact on our tenants’ businesses, including their ability to pay rent, which could materially impact our financial condition and results of operations.
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
•
Variable rate debt is subject to interest rate risk, including as a result of rising inflation, that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.
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
•
Tax legislation or regulatory action could adversely affect us or our investors.
•
We depend on key personnel, and the loss of services of members of our senior management team, or our inability to attract highly qualified personnel, could adversely affect our business.
•
We face risks associated with cyber security breaches and other significant disruptions of our IT networks and systems.
•
Our board of directors may change our policies without stockholder approval.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

PART I

ITEM 1. BUSINESS

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district (“CBD”) submarkets of New York City and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We conduct our business through, and substantially all our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.7% of the Operating Partnership as of December 31, 2022.

As of December 31, 2022, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;

•
Six wholly and partially owned Class A properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•
Four managed properties aggregating 0.8 million square feet in New York and Washington, D.C.

Additionally, we have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals.

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

•
Demonstrated Acquisition and Operational Expertise. Over the past 25 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•
Proven Investment Management Business. We have a successful investment management business, where we serve as the general partner and property manager of several real estate related funds for institutional investors and high-net-worth individuals. We have also entered into a number of joint ventures with institutional investors, high-net-worth individuals and other sophisticated real estate investors through which we have invested in real estate properties. We expect our investment management business to be a complementary part of our overall real estate investment business.

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

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2022, 2021 and 2020.

Human Capital

We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including compensation and benefits, work environment, the health, safety and wellness of our employees and career development and professional training. As of December 31, 2022, we had 326 employees, including 97 corporate employees and 229 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

Compensation and Benefits

Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Several of our employees also receive equity awards that are subject to vesting over a three-to-five year period based on continued service. We believe equity awards serve as an additional retention tool for our employees. In addition, we offer our employees benefits that support their health, financial and emotional well-being. Our employee benefit programs are designed to meet the needs of our diverse workforce, support our employees and their families by offering comprehensive programs that provide flexibility and choice in coverage, make available valuable resources to protect and enhance financial security and help balance work and personal life. Some of the benefits that we offer our employees include:

•
health, telehealth, dental and vision insurance;
•
health care and dependent care reimbursement accounts and health savings account;
•
a 401(k) plan with a generous matching contribution;
•
paid vacation, holiday, and personal days to balance work and personal life;
•
income protection through our sick pay, short-term and long-term disability policies and parental leave;
•
subsidized gym memberships;
•
a commuter subsidy to support the use of public transportation; and
•
life and accidental death & dismemberment insurance.

Diversity and Inclusion

We are committed to equal opportunity and workplaces that are free from discrimination or harassment on the basis of race, religion, sex, color, national origin, creed, ethnicity, age, disability, political affiliation, sexual orientation, gender identity or expression, or any other status protected by applicable law. We do not accept disrespectful or inappropriate behavior, harassment or retaliation in the workplace or in any work-related circumstance outside the workplace. We provide each of our employees with detailed policies and materials related to equal opportunity, discrimination, and harassment, and we require employee training on these matters. We promote a culture of inclusion and value diverse viewpoints to strengthen our management practices and empower us to adapt to new challenges. As of December 31, 2022, our employee workforce was approximately 51% racially and ethnically diverse; women account for approximately 29% of our total employee base and 27% of our management team.

Health, Safety and Wellness

We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, an appropriate work-life balance and financial well-being. In light of the COVID-19 pandemic, our focus on providing a healthy work environment became even more important. We utilize comprehensive building operational measures including cleaning and disinfection, and air and water quality screening in order to promote a safe and healthy work environment. In addition to the benefits outlined above, we also offer an employee wellness program and an employee assistance program, which include services for financial planning assistance, stress management, mental illness and general wellness and self-help. Additionally, our Benefits Advocacy Center assists employees with various medical questions, such as general medical coverage questions, explanation of benefits, claims, prescriptions and pharmacy issues. Furthermore, we offer our employees one-on-one financial planning sessions with our 401(k) provider annually.

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

Executive Office

Our principal executive offices are located at 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website (www.pgre.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, Suite 1801, New York, NY 10019; telephone (212) 237-3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Compensation Committee Charter, (iii) Audit Committee Charter, (iv) Corporate Governance Guidelines, (v) Code of Business Conduct and Ethics, and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

Supplemental U.S. Federal Income Tax Considerations

The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated March 4, 2021, contained in our Registration Statement on Form S-3 filed with the SEC on March 4, 2021. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).

On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:

i.
The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the United States and proper certifications are provided) will apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.
ii.
The withholding rules under FIRPTA will apply to a distribution paid by us in excess of a non-U.S. stockholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.
iii.
The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.

In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by us to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the 1-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

The new Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:

Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Additionally, the following two paragraphs are added after the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds”:

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Code Section 1445 (and Code Section 1446, as applicable).

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility, rising inflation, rising interest rates and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, including as a result of rising inflation and interest rates;
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
•
changes in space utilization by our tenants due to technology, economic conditions and business culture; and
•
economic conditions that could cause an increase in our operating expenses, such as inflation, increases in property taxes (particularly as a result of increased local, state and national government budget deficits and debt and potentially reduced federal aid to state and local governments), utilities, insurance, compensation of on-site associates and routine maintenance.

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

Real estate cash flows and values are affected by a number of factors, including competition from other available properties and our ability to provide adequate property maintenance and insurance and to control operating costs. Real estate cash flows and values are also affected by such factors as government regulations (including the Americans with Disabilities Act of 1990 and similar laws, zoning, usage and tax laws), inflation, interest rate levels, the availability of financing, property tax rates, utility expenses, potential liability under environmental and other laws and changes in environmental and other laws.

A significant portion of our revenue is generated from three properties.

As of December 31, 2022, approximately 62% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2022, the vacancy rate of our portfolio (at our share) was 8.7%. During 2023, 397,137 square feet (at our share), or about 4.5% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 5.3% of our annualized rents. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.

In June 2022, 60 Wall Street, a 1.6 million square foot Class A office building, in which we own a 5.0% interest was taken "out-of-service" for redevelopment. To the extent that we continue to engage in redevelopment and repositioning activities with respect to our properties, we will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or materials shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. Additionally, inflationary pricing may have a negative effect on the construction costs necessary to initiate or complete redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect us, including our financial condition, results of operations and cash flow.

Given the current adverse economic conditions and the decreases in demand for office space in the real estate markets where we operate, with respect to our current vacant space and upon expiration of leases at our properties, we may be required to increase tenant improvement allowances or concessions to tenants, accommodate increased requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants, all of which could negatively affect our cash flow. If the necessary capital is unavailable, we may be unable to make these significant capital expenditures. This could result in non-renewals by tenants upon expiration of their leases and our vacant space remaining untenanted, which could adversely affect our financial condition, results of operations, cash flow and market value of our common stock.

We depend on significant tenants in our office portfolio, which could cause an adverse effect on us, including our results of operations and cash flow, if any of our significant tenants were adversely affected by a material business downturn or were to become bankrupt or insolvent.

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 27% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

Telecommuting, flexible work schedules, open workplaces, teleconferencing and video-conferencing are becoming more common, including due to the impact of the COVID-19 pandemic. These practices enable businesses to reduce their space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. These practices have eroded the overall demand for office space and, to the extent they continue, could in turn, place additional downward pressure on occupancy, rental rates and property valuations.

Real estate investments are relatively illiquid and may limit our flexibility.

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended the (“Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 21%, on certain built-in gains recognized in connection with a taxable disposition of any asset we acquire from a C corporation in a transaction in which our basis in such asset is determined by reference to the basis of the asset in the hands of the C corporation for a period of up to five years following the acquisition of such asset, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

To the extent that climate change occurs, there are multiple scenarios where our business could be impacted. Climate change could lead to, among other effects in our target markets, rising sea levels, extreme weather and natural disasters, increased flooding, and changes in precipitation and temperature. Any of these developments could result in physical damage or a decrease in rent from, and the value of, our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets, and the economies in which they reside, susceptible to adverse effects from a rise in sea level and any associated increase in episodic storm surges. If sea levels near our target markets were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in demand for or total loss to those assets.

We have performed an analysis using a third-party model to understand the direct impact to our existing properties in a scenario where global warming increases average temperatures worldwide by 1.5 degrees Celsius (the “1.5⁰ scenario”), a goal aligned with the Paris Agreement, the United Nations framework convention on climate change. Based on this preliminary analysis, we believe that essentially all of our properties in New York City would remain above sea level, but that several of our properties in San Francisco may not, in the absence of mitigating actions. Given that there is a lag in timing between carbon release into the atmosphere and global warming, which ultimately would result in a potential rise in sea level, reputable models predict that the actual rise in sea level of that magnitude seems unlikely to occur until after the turn of this century, and perhaps much longer depending on various assumptions and mitigating factors that one considers – for example, the rate of melt for known glaciers and the Greenland and West Antarctic Ice Sheets; whether proposals to erect or enhance local sea walls in both New York City and San Francisco or surrounding areas gain additional traction and funding and are ultimately successful, and the potential for new discoveries.

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

The jurisdictions where we operate have made formal public commitments to, and/or have additional legislation pending that will increase commitments to, carbon reduction aligned with the goal to keep global warming in line with the 1.5⁰ scenario or similar scenarios and have begun to take steps to enforce these commitments by regulation on building efficiency and/or mandated purchase of renewable energy. These and similar changes in federal and state legislation and regulation on climate change could result in increased capital expenditures to, among other things, improve the energy efficiency of our existing properties in order to comply with such regulations.

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

We are subject to risks involved in real estate activity through joint ventures and real estate related funds.

We have in the past, are currently and may in the future acquire and own properties in joint ventures and real estate related funds with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds does not operate in compliance with the REIT requirements. Further, our joint venture and fund partners may fail to meet their obligations to the joint venture or fund as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. We will review the qualifications and previous experience of any co-venturers or partners, although we do not expect to obtain financial information from, or to undertake independent investigations with respect to, prospective co-venturers or partners. To the extent our partners do not meet their obligations to us or our joint ventures or funds or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.

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

Contractual commitments with existing real estate related funds may limit our ability to acquire properties, issue loans or invest in preferred equity directly in the near term.

Because of the limited exclusivity requirements of our real estate related funds, whether existing or in formation, we may be required to acquire real estate assets and/or real estate related equity investments, or issue loans, or invest in preferred equity, partially through these funds that we otherwise would have acquired or issued solely through our operating partnership, which may prevent our operating partnership from acquiring real estate assets and/or real estate related equity investments, or issuing loans, or investing in preferred equity and adversely affect our growth prospects. In connection with certain assets that we co-invest in with our real estate related funds, specifically those where such funds own a majority of the joint venture it is expected that such funds will have the authority, subject to our consent in limited circumstances, to make most of the decisions in connection with such asset. Such authority in connection with a co-investment could subject us to the applicable risks described above.

We share control of some of our properties with other investors and may have conflicts of interest with those investors.

While we make all operating decisions for certain of our joint ventures and real estate related funds, we are required to make other decisions jointly with other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors may be required with respect to operating budgets, including leasing decisions and refinancing, encumbering, expanding or selling any of these properties, as well as bankruptcy decisions. We might not have the same interests as the other investors in relation to these decisions or transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducements to the other investors to obtain a favorable resolution.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2022, including debt of our unconsolidated joint ventures, we had $5.6 billion of total debt, of which our share is $3.7 billion, all of which was secured debt, and we have $750.0 million of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. The current rising inflation environment has led to an increase in interest rates, which has a direct effect on the interest expense of our borrowings. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers, including, as relevant, assets and entities acquired from our Predecessor as part of the formation transactions that occurred at the time of our initial public offering in 2014 (the "Formation Transactions"). Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses, or a time limit.

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

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention. In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC ("PGREA") and Paramount Group Real Estate Advisor II, LP ("PGREA II"), are registered with the SEC as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and PGREA is currently, and may in the future be, registered in certain jurisdictions as a non-EU alternative investment fund manager of non-EU alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”). Such registration results in certain aspects of our investment management business being supervised by the SEC, and subject to regulation or reporting requirements by the regulatory bodies of the countries where our subsidiaries are currently, and may in the future be, registered in pursuant to the AIFMD. Our investment management business is also subject to notification of sales activities for one of our managed funds in Germany, and may in the future become subject to notification of sales activities for our other managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. If the U.S. Federal Reserve continues to raise interest rates, this could increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year other than our first REIT taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own stock in excess of the ownership limits (which waiver currently allows them to own up to 21.0% of our outstanding common stock in the aggregate, which can be automatically increased to an amount greater than 21.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term the “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto. Our charter also contains a “foreign ownership limit.” The foreign ownership limit is intended to help us qualify as a “domestically controlled qualified investment entity.” The foreign ownership limit contained in our charter prohibits persons from directly or indirectly owning shares of our capital stock to the extent such ownership would cause more than 49.8% of the value of the shares of our capital stock to be owned, directly or indirectly, by Non-U.S. Persons. For this purpose, a “Non-U.S. Person” is generally defined as a person other than a “United States person,” as defined in Section 7701(a)(30) of the Code, and it includes a “foreign person” as such term is used in the provision of the Code defining a domestically controlled qualified investment entity, though proposed Treasury Regulations provide for a “look-through” approach with respect to our stock that is held through certain entities. The ownership limits and the foreign ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

As of December 31, 2022, $360.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates that have been capped at 2.0% through August 2023 and $500.0 million of our outstanding consolidated debt which bears interest at variable rate has been swapped to fixed rate through August 2024. Additionally, our $750.0 million unsecured revolving Credit Facility bears interest at 115 basis points over the secured overnight refinancing rate (“SOFR”) with adjustments based on the terms of advances, plus a facility fee of 20 basis points. We may also borrow additional money at variable interest rates in the future. Unless we make arrangements that hedge against the risk of rising interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two-month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submissions to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point. Effective December 31, 2021, banks stopped issuing new LIBOR indexed debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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
•
changes in tax laws;
•
future equity issuances;
•
failure to meet income estimates;
•
financial performance of our tenants;
•
failure to meet and maintain REIT qualifications; and
•
general market and economic conditions, including the impact of inflation.

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

Increases in interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

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

As of December 31, 2022, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares through a series of Formation Transactions and concurrent private placements at the time of our initial public offering on November 24, 2014. These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our operating partnership, other than us, have the right to require our operating partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

We believe that we have been and are organized, and have operated and will continue to operate, in a manner that will allow us to qualify as a REIT commencing with our taxable year ended December 31, 2014. However, we cannot assure you that we have been and are organized and have operated or will continue to operate as such. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there may only be limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. We have not requested and do not intend to request a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT. The complexity of the Code provisions and of the applicable Treasury Regulations is greater in the case of a REIT that, like us, acquired certain assets from taxable C corporations in tax-deferred transactions and holds its assets through one or more partnerships. Moreover, in order to qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding stock, the absence of inherited retained earnings from non-REIT periods and the amount of our distributions. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our gross income and assets on an ongoing basis. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for U.S. federal income tax purposes or the U.S. federal income tax consequences of such qualification. Accordingly, it is possible that we may not meet the requirements for qualification as a REIT.

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

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more TRSs, and the income of those subsidiaries will be subject to U.S. federal and state income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.

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

To qualify as a REIT, we must not have any non-REIT accumulated earnings and profits, as measured for U.S. federal income tax purposes, at the end of any REIT taxable year. Such non-REIT earnings and profits generally would have included any accumulated earnings and profits of the corporations acquired by us (or whose assets we acquired) in the Formation Transactions. We believe that we have operated, and intend to continue to operate, so that we have not had and will not have any earnings and profits accumulated in a non-REIT year at the end of any taxable year. However, the determination of the amounts of any such non-REIT earnings and profits is a complex factual and legal determination, especially in the case of corporations, such as the corporations acquired in the Formation Transactions that have been in operation for many years. In addition, certain aspects of the computational rules are not completely clear. Thus, we cannot guarantee that the IRS will not assert that we had accumulated non-REIT earnings as of the end of a taxable year. If it is subsequently determined that we had any accumulated non-REIT earnings and profits as of the end of any taxable year, we could fail to qualify as a REIT beginning with the applicable taxable year. Pursuant to Treasury Regulations, however, so long as our failure to comply with the prohibition on non-REIT earnings and profits was not due to fraud with intent to evade tax, we could cure such failure by paying an interest charge on 50% of the amount of accumulated non-REIT earnings and profits and by making a special distribution of accumulated non-REIT earnings and profits. We intend to utilize such cure provisions if ever required to do so. The amount of any such interest charge could be substantial.

Dividends payable by REITs generally do not qualify for reduced tax rates applicable to non-corporate taxpayers.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is currently 20%. Ordinary dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to modify our business plans. Our cash flow from operations may be insufficient to fund required distributions, for example, as a result of differences in timing between our cash flow, the receipt of income for accounting principles generally accepted in the United States of America (“GAAP”) purposes and the recognition of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the effect of limitations on interest and net operating loss deductibility, the creation of reserves, payment of required debt service or amortization payments, or the need to make additional investments in qualifying real estate assets. The insufficiency of our cash flow to cover our distribution requirements could require us to (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions or capital expenditures or used for the repayment of debt, (iv) pay dividends in the form of “taxable stock dividends” or (v) use cash reserves, in order to comply with the REIT distribution requirements. As a result, compliance with the REIT distribution requirements could adversely affect the market value of our common stock. The inability of our cash flow to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities. In addition, if we are compelled to liquidate our assets to repay obligations to our lenders or make distributions to our stockholders, we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as property held primarily for sale to customers in the ordinary course of business, and, in certain circumstances, we may be subject to an entity-level sting tax.

Preferred equity and certain debt investments could impact our compliance with REIT income and assets tests.

We have indirectly held certain preferred equity investments in entities treated as partnerships for U.S. federal income tax purposes that directly or indirectly owned real property, and we may acquire (directly or indirectly) additional such investments in the future. In such an event, given such treatment as a partnership for U.S. federal income tax purposes, we will generally be treated as owning an interest in the underlying real estate and other assets of the partnership and will be deemed entitled to its proportionate share of the income of the partnership for U.S. federal income tax purposes. As a result, absent sufficient controls to ensure that the underlying real property is operated in compliance with the REIT rules, preferred equity investments may impact our compliance with the REIT income and asset tests. Moreover, the treatment of interest-like preferred returns in a partnership is not clear under the REIT rules and such returns could be treated as non-qualifying income. In addition, in some cases, the proper characterization of debt-like preferred equity investments as unsecured indebtedness or as equity for U.S. federal income tax purposes may be unclear. If the IRS successfully re-characterized a preferred equity investment as unsecured debt for U.S. federal income tax purposes, the investment would be subject to various asset test limitations on unsecured debt and our preferred return would be treated as non-qualifying income for purposes of the 75% gross income test. Accordingly, such a recharacterization could impact our compliance with the REIT income and asset tests and/or cause us to be subject to substantial penalty taxes to cure the resulting violations.

Conversely, we may make investments that we treat as indebtedness for U.S. federal income tax purposes (and the REIT qualification rules) that have certain equity characteristics. If the IRS successfully recharacterized a debt investment in a non-corporate borrower as equity for U.S. federal income tax purposes, we would generally be required to include our share of the gross assets and gross income of the borrower in our REIT asset and income tests as described above. Inclusion of such items could impact our compliance with REIT income and asset tests. Moreover, to the extent a borrower holds its assets as dealer property or inventory, if we are treated as holding equity in such borrower for U.S. federal income tax purposes, our share of gains from sales by the borrower would be subject to the 100% tax on prohibited transactions (except to the extent earned through a TRS). To the extent an investment we treat as a loan to a corporate borrower is recharacterized as equity for U.S. federal income tax purposes, it could also cause us to fail one or more of the asset tests applicable to REITs.

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

In the case of an audit of a partnership, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. Thus, for example, an audit assessment attributable to former partners of the operating partnership could be shifted to the partners in the year of adjustment. The partnership audit rules also include, among other procedures, an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).

Tax legislation or regulatory action could adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. In recent years, many such changes have been made, including a number of provisions of the Code that affect the taxation of REITs and their stockholders, and changes are likely to continue to occur in the future. We cannot predict whether, when, in what form, or with what effective dates, tax laws, regulations and rulings may be enacted, promulgated or decided, or technical corrections made, which could result in an increase in our, or our stockholders’, tax liability or require changes in the manner in which we operate in order to minimize increases in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income and/or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, the results of operations and the amount of cash available for the payment of dividends. Stockholders are urged to consult with their tax advisors with respect to the impact that legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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
•
subject us to liability under various U.S. federal and state, and foreign data privacy laws and regulations; or
•
damage our reputation among our tenants and investors generally.

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

ITEM 2. PROPERTIES

Portfolio Summary

As of December 31, 2022, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;

•
Six wholly and partially owned Class A properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•
Four managed properties aggregating 0.8 million square feet in New York and Washington, D.C.

The table below provides additional details about our owned properties comprised of 14 Class A properties aggregating 13.0 million square feet as of December 31, 2022.

(Amounts in thousands, except square feet and per square foot amounts)					Annualized Rent (3)		Square Feet
Property	Paramount Ownership	Number of Buildings	% Leased(1)	% Occupied(2)	Amount	Per Square Foot (4)	In Service	Out of Service	Total
New York:
1633 Broadway	90.0%	1	99.7%	98.6%	$190,717	$79.98	2,526,380	-	2,526,380
1301 Avenue of the Americas	100.0%	1	88.1%	88.1%	129,897	86.97	1,749,203	-	1,749,203
1325 Avenue of the Americas	100.0%	1	94.4%	94.4%	51,662	67.83	825,298	-	825,298
31 West 52nd Street	100.0%	1	93.0%	93.0%	68,152	92.57	767,919	-	767,919
900 Third Avenue	100.0%	1	79.3%	79.3%	33,633	71.97	591,228	-	591,228
712 Fifth Avenue	50.0%	1	73.9%	66.9%	48,413	133.10	543,497	-	543,497
1600 Broadway (5)	9.2%	1	100.0%	100.0%	10,319	305.18	25,693	-	25,693
60 Wall Street (6)	5.0%	1	N/A	N/A	N/A	N/A	-	1,625,483	1,625,483
Subtotal / Weighted Average		8	91.7%	90.8%	$532,793	$85.16	7,029,218	1,625,483	8,654,701
Paramount's Ownership Interest		8	92.1%	91.5%	$480,147	$82.92	6,481,528	81,437	6,562,965

San Francisco:
One Market Plaza	49.0%	2	95.8%	93.0%	154,493	103.41	1,609,495	-	1,609,495
Market Center	67.0%	2	79.4%	79.4%	54,633	92.36	744,067	-	744,067
300 Mission Street	31.1%	1	81.4%	81.4%	48,702	91.55	654,834	-	654,834
One Front Street	100.0%	1	97.0%	95.8%	56,534	91.28	647,191	-	647,191
55 Second Street	44.1%	1	86.0%	86.0%	27,049	83.18	377,799	-	377,799
111 Sutter Street	49.0%	1	59.4%	59.4%	13,985	85.88	278,070	-	278,070
Subtotal / Weighted Average		8	87.8%	86.5%	$355,396	$95.41	4,311,456	-	4,311,456
Paramount's Ownership Interest		8	88.9%	87.7%	$202,768	$94.91	2,440,885	-	2,440,885

Total / Weighted Average		16	90.2%	89.2%	$888,189	$89.04	11,340,674	1,625,483	12,966,157
Paramount's Ownership Interest		16	91.3%	90.4%	$682,915	$86.20	8,922,413	81,437	9,003,850

(1)
Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)
Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)
Amounts represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)
Represents office and retail space only.
(5)
Acquired on February 24, 2022.
(6)
In June 2022, 60 Wall Street was taken "out-of-service" for redevelopment.

Tenant Diversification

As of December 31, 2022, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including legal services, financial services, technology and media, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2022.

(Amounts in thousands, except square feet and per square feet amounts)				Our Share of
		Total		Total		Annualized Rent (1)		% of
	Lease	Square Feet		Square Feet			Per Square	Annualized
Tenant	Expiration	Occupied (2)		Occupied (2)		Amount	Foot (2)	Rent
First Republic Bank	Jun-2025	249,615		249,615		$21,140	$84.39	3.1%
	Dec-2029	76,999		76,999		7,595	98.64	1.1%
	Dec-2030	25,157		25,157		2,260	89.36	0.3%
	Dec-2032	108,111		108,111		11,223	103.81	1.7%
		459,882		459,882		42,218	91.61	6.2%

Credit Agricole Corporate &	Feb-2023	305,132	(3)	305,132	(3)	28,073	91.46	4.1%
Investment Bank	Apr-2035	159,308		159,308		11,690	72.00	1.7%
		464,440		464,440		39,763	84.79	5.8%

Clifford Chance LLP	Jun-2024	328,543		328,543		29,282	89.11	4.3%

Allianz Global Investors, LP	Jan-2031	320,911		288,823		28,148	97.46	4.1%

Norton Rose Fulbright	Mar-2032	111,589		111,589		10,164	91.08	1.5%
	Sep-2034	179,286		179,286		17,602	94.37	2.6%
		290,875		290,875		27,766	93.11	4.1%

Morgan Stanley & Company	Mar-2032	260,829		234,749		19,586	83.43	2.9%

WMG Acquisition Corporation (Warner Music Group)	Jul-2029	288,250		259,428		17,678	67.51	2.6%

Showtime Networks, Inc.	Jan-2026	253,196		227,879		16,867	72.51	2.5%

Google, Inc.	Apr-2025	339,833		166,518		15,509	92.72	2.3%

Uber Technologies, Inc.	Jul-2023	234,783		157,305		14,703	93.47	2.2%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)
Represents office and retail space only.
(3)
Includes 160,708 square feet that has been pre-leased to O’Melveny & Myers LLP through February 2040.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2022.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,715,627	21.2%	$150,069	22.0%
Financial Services - Commercial and Investment Banking	1,716,428	21.3%	147,182	21.6%
Technology and Media	1,681,331	20.8%	136,826	20.1%
Financial Services, all others	1,113,494	13.8%	103,742	15.2%
Insurance	437,152	5.4%	41,179	6.0%
Retail	144,305	1.8%	16,643	2.4%
Travel and Leisure	206,198	2.6%	13,849	2.0%
Consumer Products	121,732	1.5%	10,225	1.5%
Other Professional Services	113,261	1.4%	9,702	1.4%
Other	819,662	10.2%	53,498	7.8%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2022 for each of the ten calendar years beginning with the year ending December 31, 2023. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	12,103	8,295	$807	$-	0.1%

2023	511,588	388,842	35,555	91.84	5.2%
2024	920,930	802,595	68,217	85.11	9.9%
2025	1,461,334	934,675	81,663	87.30	11.8%
2026	1,449,107	1,014,226	89,381	85.94	13.0%
2027	295,868	219,152	19,527	88.97	2.8%
2028	326,729	266,438	20,291	76.54	2.9%
2029	573,478	494,143	40,056	81.53	5.8%
2030	611,972	515,491	45,745	88.78	6.6%
2031	597,334	529,940	50,917	92.70	7.4%
2032	914,704	640,706	59,119	92.27	8.6%
Thereafter	2,557,621	2,327,512	178,334	83.30	25.9%

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

As of December 31, 2022, the vacancy rate of our portfolio (at our share) was 8.7%. During 2023, 397,137 square feet (at our share and including month to month leases), or about 4.5% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 5.3% of our annualized rents.

Real Estate Related Fund Investments

We have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds.

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”) and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (“Fund X-ECI”), which invest in real estate and related investments. As of December 31, 2022, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 13.0%, respectively.

We are also the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. As of December 31, 2022, our ownership interest in RDF was approximately 7.4%.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,340 square foot art deco style building located on the corner 58th Street and Fifth Avenue, in New York, New York.

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

As of December 31, 2022, there were approximately 88 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 15, 2022, we declared a regular quarterly cash dividend of $0.0775 per share of common stock for the fourth quarter ended December 31, 2022, which was paid on January 13, 2023 to stockholders of record as of the close of business on December 30, 2022.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the MSCI US REIT/Office REIT Index (the “Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity REIT Index (the “All Equity REIT Index”). The graph assumes that $100 was invested on December 31, 2017 in our common stock, the Office REIT Index and the All Equity REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Return

$200
$150
$100
$50
$-
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Paramount Group, Inc.
Office REIT Index
All Equity REIT Index

	December 31,
	2017	2018	2019	2020	2021	2022
Paramount Group, Inc.	$100.00	$81.52	$93.04	$63.28	$60.15	$44.73
Office REIT Index	100.00	86.21	111.20	88.61	107.33	68.23
All Equity REIT Index	100.00	95.96	123.46	117.14	165.51	124.22

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	21,004,332	(1)	$11.30	(2)	6,135,630	(3)
Equity compensation plans not approved by stockholders	-		-		-
Total	21,004,332		$11.30		6,135,630

(1)
Consists of (i) 1,992,993 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our Amended and Restated 2014 Equity Incentive Plan (the "Plan"), (ii) 10,891,413 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan, (iii) 4,587,874 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of outstanding Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”) granted pursuant to the Plan and (iv) 3,532,052 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 10,891,413 LTIP units include 4,307,802 LTIP units that remain subject to the achievement of the requisite performance-based vesting criteria.
(2)
Represents the weighted average exercise price of outstanding options and AOLTIP units. The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price and accordingly, are not included in the weighted-average exercise price calculation.
(3)
Based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than "Full Value Awards," as defined in the Plan, including AOLTIP units, stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 11,350,916.

Recent Purchases of Equity Securities

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 10,370,610 common shares at a weighted average price of $6.27 per share, or $65,000,000 in the aggregate, of which 7,133,218 shares were repurchased in the three months ended December 31, 2022 at a weighted average price of $6.12 per share, or $43,687,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

The following table summarizes our purchases of equity securities in the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
October 2022	3,981,571	$6.29	3,981,571	$33,657,000
November 2022	575,489	6.36	575,489	30,000,000
December 2022	2,576,158	5.82	2,576,158	15,000,000

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.7% of, the Operating Partnership as of December 31, 2022.

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

Real Estate Related Fund Investments

Our real estate related fund investments include mezzanine loan investments made by Paramount Group Real Estate Fund X, LP ("Fund X"). Fund X qualifies as an investment company pursuant to ASC Topic 946, Financial Services - Investment Companies. Accordingly, the underlying investments are generally carried at fair value, except investments that have a fair value above par value and where the borrower has the option to prepay the loan are carried at par value. The fair values of the investments are determined by a third-party specialist using the market standard yield methodology of discounting remaining contractual debt service payments at a market interest rate. These investments are classified as Level 3 in the fair value hierarchy.

Business Overview

Acquisitions

On February 24, 2022, a joint venture, in which we own a 9.2% interest, acquired a 26,000 square foot retail condominium at 1600 Broadway in Manhattan for $191,500,000. In connection with the acquisition, the joint venture obtained a 10-year, $98,000,000 interest only loan that has a fixed rate of 3.45%. The property, which is located in the heart of Times Square, is 100% leased to Mars, Inc. for a 15-year term and serves as the New York flagship location for M&M’s World.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 10,370,610 common shares at a weighted average price of $6.27 per share, or $65,000,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results – Year Ended December 31, 2022

In the year ended December 31, 2022, we leased 947,135 square feet, of which our share was 688,041 that was leased at a weighted average initial rent of $77.22 per square foot. This leasing activity, partially offset by lease expirations during the year, increased leased occupancy by 60 basis points to 91.3% at December 31, 2022 from 90.7% at December 31, 2021. Same store leased occupancy (properties owned by us in a similar manner during both reporting periods), increased by 70 basis points to 91.3% at December 31, 2022 from 90.6% at December 31, 2021. Of the 947,135 square feet leased, 557,641 square feet represented our share of second generation space (space leased that (i) has been vacant for less than twelve months or (ii) has been pre-leased prior to expiration) for which rental rates decreased by 5.4% on a cash basis and increased by 1.5% on a GAAP basis. The weighted average lease term for leases signed during the year was 8.8 years and weighted average tenant improvements and leasing commissions on these leases were $10.72 per square foot per annum, or 13.9% of initial rent.

New York

In the year ended December 31, 2022, we leased 733,968 square feet in our New York portfolio, of which our share was 573,247 square feet that was leased at a weighted average initial rent of $72.08 per square foot. This leasing activity, partially offset by lease expirations during the year, increased leased occupancy by 170 basis points to 92.1% at December 31, 2022 from 90.4% at December 31, 2021. Same store leased occupancy increased by 180 basis points to 92.1% at December 31, 2022 from 90.3% at December 31, 2021. Of the 733,968 square feet leased, 464,373 square feet represented our share of second generation space for which rental rates decreased by 7.6% on a cash basis and 1.0% on a GAAP basis. The weighted average lease term for leases signed during the year was 9.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.88 per square foot per annum, or 15.1% of initial rent.

San Francisco

In the year ended December 31, 2022, we leased 213,167 square feet in our San Francisco portfolio, of which our share was 114,794 square feet that was leased at a weighted average initial rent of $102.90 per square foot. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy by 270 basis points to 88.9% at December 31, 2022 from 91.6% at December 31, 2021. Of the 213,167 square feet leased, 93,268 square feet represented our share of second generation space for which we achieved rental rate increases of 2.9% on a cash basis and 10.5% on a GAAP basis. The weighted average lease term for leases signed during the year was 5.6 years and weighted average tenant improvements and leasing commissions on these leases were $9.40 per square foot per annum, or 9.1% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2022. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2022	Total	New York	San Francisco
Total square feet leased	947,135	733,968	213,167
Pro rata share of square feet leased:	688,041	573,247	114,794
Initial rent (1)	$77.22	$72.08	$102.90
Weighted average lease term (in years)	8.8	9.5	5.6

Tenant improvements and leasing commissions:
Per square foot	$94.61	$103.03	$52.58
Per square foot per annum	$10.72	$10.88	$9.40
Percentage of initial rent	13.9%	15.1%	9.1%

Rent concessions:
Average free rent period (in months)	9.7	10.8	4.1
Average free rent period per annum (in months)	1.1	1.1	0.7

Second generation space: (2)
Square feet	557,641	464,373	93,268
Cash basis:
Initial rent (1)	$76.77	$71.14	$104.83
Prior escalated rent (3)	$81.14	$76.97	$101.90
Percentage (decrease) increase	(5.4%)	(7.6%)	2.9%
GAAP basis:
Straight-line rent	$75.27	$69.36	$104.67
Prior straight-line rent	$74.16	$70.04	$94.69
Percentage increase (decrease)	1.5%	(1.0%)	10.5%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased that (i) has been vacant for less than twelve months or (ii) has been pre-leased prior to expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of December 31, 2022	91.3%	92.1%	88.9%
As of December 31, 2021	90.6%	90.3%	91.6%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results – Years Ended December 31, 2022 and 2021

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $36,403,000, or $0.16 per diluted share, for the year ended December 31, 2022, compared to $20,354,000, or $0.09 per diluted share, for the year ended December 31, 2021. Net loss attributable to common stockholders for the year ended December 31, 2022 includes $29,622,000 for our share of a real estate impairment loss of an unconsolidated joint venture. Net loss attributable to common stockholders for the year ended December 31, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP.

FFO attributable to common stockholders was $210,099,000, or $0.95 per diluted share, for year ended December 31, 2022, compared to $192,498,000, or $0.88 per diluted share, for the year ended December 31, 2021. FFO attributable to common stockholders for the year ended December 31, 2021 includes a $10,688,000 contribution to an unconsolidated joint venture that was expensed in accordance with GAAP. FFO attributable to common stockholders for the years ended December 31, 2022 and 2021 also includes the impact of other non-core items, which are listed in the table on page 64. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the years ended December 31, 2022 and 2021 by $6,725,000 and $8,557,000, respectively, or $0.03 and $0.04 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 64, was $216,824,000 or $0.98 per diluted share, for the year ended December 31, 2022, compared to $201,055,000, or $0.92 per diluted share, for the year ended December 31, 2021.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2022 versus December 31, 2021.

	Total	New York	San Francisco
Same Store NOI	4.0%	8.5%	(4.2%)
Same Store Cash NOI	1.7%	6.9%	(8.7%)

See pages 59 - 64 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations – Years Ended December 31, 2022 and 2021

The following pages summarize our consolidated results of operations for the years ended December 31, 2022 and 2021. The results of operations for the years ended December 31, 2021 compared to December 31, 2020 was included in our Annual Report on Form 10-K for the year ended December 31, 2021 on page 51, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which was filed with the SEC on February 22, 2022.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	Change
Revenues:
Rental revenue	$702,819	$690,418	$12,401
Fee and other income	37,558	36,368	1,190
Total revenues	740,377	726,786	13,591
Expenses:
Operating	277,422	265,438	11,984
Depreciation and amortization	232,517	232,487	30
General and administrative	59,487	59,132	355
Transaction related costs	470	916	(446)
Total expenses	569,896	557,973	11,923
Other income (expense):
Loss from real estate related fund investments	(2,233)	-	(2,233)
(Loss) income from unconsolidated real estate related funds	(1,239)	782	(2,021)
Loss from unconsolidated joint ventures	(53,251)	(24,896)	(28,355)
Interest and other income, net	5,174	3,017	2,157
Interest and debt expense	(143,864)	(142,014)	(1,850)
(Loss) income before income taxes	(24,932)	5,702	(30,634)
Income tax expense	(3,265)	(3,643)	378
Net (loss) income	(28,197)	2,059	(30,256)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(13,981)	(21,538)	7,557
Consolidated real estate related funds	3,342	(2,893)	6,235
Operating Partnership	2,433	2,018	415
Net loss attributable to common stockholders	$(36,403)	$(20,354)	$(16,049)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $740,377,000 for the year ended December 31, 2022, compared to $726,786,000 for the year ended December 31, 2021, an increase of $13,591,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$16,341	$24,411	(1)	$(8,070)	(2)	$-
Other, net	(3,940)	(563)		(4,366)	(3)	989
Increase (decrease) in rental income	$12,401	$23,848		$(12,436)		$989

Fee and other income
Fee income
Asset management	$(1,014)	$-		$-		$(1,014)
Property management	(608)	-		-		(608)
Acquisition, disposition, leasing and other	1,570	-		-		1,570	(4)
Decrease in fee income	(52)	-		-		(52)
Other income
Same store operations	1,242	1,177		(192)		257
Increase (decrease) in other income	1,242	1,177		(192)		257
Increase (decrease) in fee and other income	$1,190	$1,177		$(192)		$205

Total increase (decrease) in revenues	$13,591	$25,025		$(12,628)		$1,194

(1)
Primarily due to (i) higher occupancy at 1301 Avenue of the Americas and 31 West 52nd Street and (ii) higher expense reimbursements due to an increase in operating expenses (see note 1 on page 52).
(2)
Primarily due to lower occupancy at 300 Mission Street in the current year.
(3)
Primarily due to income of $5,051 in the prior year, in connection with a tenant’s lease termination at 300 Mission Street.
(4)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in February 2022.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $569,896,000 for year ended December 31, 2022, compared to $557,973,000 for the year ended December 31, 2021, an increase of $11,923,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$11,712	$7,292	(1)	$4,420	(2)	$-
Other, net	272	-		-		272
Increase in operating	$11,984	$7,292		$4,420		$272

Depreciation and amortization
Operations	$30	$4,013		$(4,379)	(3)	$396
Increase (decrease) in depreciation and amortization	$30	$4,013		$(4,379)		$396

General and administrative
Mark-to-market of investments
in our deferred compensation plan	$(1,834)	$-		$-		$(1,834)	(4)
Operations	2,189	-		-		2,189	(5)
Increase in general and administrative	$355	$-		$-		$355

Decrease in transaction related costs	$(446)	$-		$-		$(446)

Total increase in expenses	$11,923	$11,305		$41		$577

(1)
Primarily due to higher utilities and repairs and maintenance (which are partially offset by higher expense reimbursements - see note 1 on page 51).
(2)
Primarily due to higher utilities, repairs and maintenance, and insurance expense.
(3)
Primarily due to accelerated depreciation of tenant improvements in the prior year resulting from a tenant’s lease termination at 300 Mission Street.
(4)
Represents the mark-to-market of investments in our deferred compensation plan liabilities in the prior year, which is entirely offset by the change in deferred compensation plan assets that is included in “interest and other income, net” for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.
(5)
Primarily due to higher payroll and fringe benefits.

Loss from Real Estate Related Fund Investments

Prior to December 12, 2022, we owned an 8.2% interest in Fund X, which was accounted for under the equity method of accounting. On December 12, 2022, we made an additional $7,454,000 investment in Fund X which increased our ownership interest to 13.0%. Fund X is a variable interest entity ("VIE") and we are deemed to be the primary beneficiary; accordingly, we began consolidating Fund X into our consolidated financial statements from December 12, 2022. In the period from December 12, 2022 to December 31, 2022, we recognized a loss from real estate related fund investments of $2,233,000, which resulted primarily from a $2,627,000 loss upon consolidation of Fund X.

(Loss) income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $1,239,000 for the year ended December 31, 2022, compared to income from unconsolidated real estate related funds of $782,000 for the year ended December 31, 2021, a decrease in income of $2,021,000. The loss from unconsolidated real estate related funds resulted primarily from our share of unrealized losses on investments in the current year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $53,251,000 for the year ended December 31, 2022 compared to $24,896,000 for the year ended December 31, 2021, an increase in loss of $28,355,000. This increase in loss resulted from:

(Amounts in thousands)
111 Sutter Street	$(32,532)	(1)
One Steuart Lane	(7,374)	(2)
712 Fifth Avenue	10,265	(3)
Other, net	1,286
Total increase in loss	$(28,355)

(1)
Primarily due to a real estate impairment loss of $31,685 in the current year. See Note 6, Investments in Unconsolidated Joint Ventures.
(2)
Primarily due to lower gain on sale of residential condominium units at One Steuart Lane resulting from fewer units sold in the current year and lower loss in the prior year due to the capitalization of expenses at One Steuart Lane (which was under development during the first half of the prior year).
(3)
Primarily due to an $11,750 contribution in the prior year to the joint venture that owns 712 Fifth Avenue that was expensed in accordance with GAAP. See Note 6, Investments in Unconsolidated Joint Ventures.

Interest and Other Income, net

Interest and other income was $5,174,000 for the year ended December 31, 2022, compared to $3,017,000 for the year ended December 31, 2021, an increase in income of $2,157,000. This increase resulted from:

(Amounts in thousands)
Higher yields on investments	$4,029
Mark-to-market of investments in our deferred compensation plan in 2021 (1)	(1,834)
Other, net	(38)
Total increase in income	$2,157

(1)
Represents the mark-to-market of investments in our deferred compensation plan assets in the prior year, which is entirely offset by the change in deferred compensation plan liabilities that is included in “general and administrative” expenses for the same period. In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

Interest and Debt Expense

Interest and debt expense was $143,864,000 for the year ended December 31, 2022, compared to $142,014,000 for the year ended December 31, 2021, an increase of $1,850,000. This increase resulted primarily from higher interest on variable rate debt due to an increase in average LIBOR rates in the current year compared to prior year, partially offset by lower amortization of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in July 2021.

Income Tax Expense

Income tax expense was $3,265,000 for the year ended December 31, 2022, compared to $3,643,000 for the year ended December 31, 2021, a decrease of $378,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $13,981,000 for the year ended December 31, 2022, compared to $21,538,000 for the year ended December 31, 2021, a $7,557,000 decrease in income allocated to noncontrolling interests in consolidated joint ventures. This decrease resulted from:

(Amounts in thousands)
Lower income attributable to 300 Mission Street ($2,777 of income in 2022, compared to $8,605 in 2021)	$(5,828)	(1)
Other, net	(1,729)
Total decrease in income attributable to noncontrolling interests	$(7,557)

(1)
Primarily due to a decrease in occupancy in the current year and $3,480 of lease termination income in the prior year.

Net Loss Attributable to Noncontrolling Interest in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interest in consolidated real estate related funds was $3,342,000 for the year ended December 31, 2022, compared to net income attributable to noncontrolling interest in consolidated real estate related funds of $2,893,000 for the year ended December 31, 2021, a decrease in income attributable to the noncontrolling interest of $6,235,000. This decrease in income resulted primarily from One Steuart Lane due to (i) fewer units sold in the current year and (ii) the capitalization of expenses in the prior year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $2,433,000 for the year ended December 31, 2022, compared to $2,018,000 for the year ended December 31, 2021, an increase in net loss attributable to noncontrolling interests in Operating Partnership of $415,000. This increase resulted from a higher net loss attributable to the unitholders of the Operating Partnership, partially offset by, lower ownership of noncontrolling interests in the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of December 31, 2022, we had $1.20 billion of liquidity comprised of $408,905,000 of cash and cash equivalents, $40,912,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

The following table provides a summary of our material cash requirements as of December 31, 2022.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,559,555	$197,702	$698,297	$1,472,576	$1,190,980
Unconsolidated debt (including interest expense) (1)	683,626	125,070	302,078	93,592	162,886
Tenant obligations	92,106	75,258	13,787	-	3,061
Construction obligations	29,302	25,801	3,501	-	-
Leasing commissions	2,626	2,626	-	-	-
Other	8,357	68	143	151	7,995
Total (2)	$4,375,572	$426,525	$1,017,806	$1,566,319	$1,364,922

(1)
Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2022 for variable rate debt.
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

Consolidated Debt

As of December 31, 2022, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility. In October 2023, the $273,000,000 mortgage loan at 300 Mission Street is scheduled to mature. We are exploring various alternatives to refinance this loan. We may refinance this debt or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our $750,000,000 revolving credit facility matures in March 2026 and has two six-month extension options. The interest rate on the facility is 115 basis points over SOFR with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio to not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On December 15, 2022, we declared a regular quarterly cash dividend of $0.0775 per share of common stock for the fourth quarter ended December 31, 2022, which was paid on January 13, 2023 to stockholders of record as of the close of business on December 30, 2022. During 2022, we paid an aggregate of $73,024,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations, which amounts to $246,637,000 for the year ended December 31, 2022. If we were to continue our current dividend policy for all of 2023, we would pay out approximately $72,500,000 to common stockholders and unitholders during 2023.

Off Balance Sheet Arrangements

As of December 31, 2022, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $624,764,000. In 2023, $106,606,000 of this debt is scheduled to mature. We and our joint venture partners are currently in discussions with the lenders to modify and extend these loans. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 10,370,610 common shares at a weighted average price of $6.27 per share, or $65,000,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2022, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $57,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $449,817,000, $529,666,000, $465,324,000 and $331,487,000 as of December 31, 2022, 2021, 2020 and 2019, respectively. Cash and cash equivalents and restricted cash decreased by $79,849,000 for the year ended December 31, 2022, and increased by $64,342,000 and $133,837,000 for the years ended December 31, 2021 and 2020 respectively. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$246,637	$244,306	$237,272
Investing activities	(152,583)	(103,483)	40,035
Financing activities	(173,903)	(76,481)	(143,470)

Operating Activities

Year Ended December 31, 2022 – We generated $246,637,000 of cash from operating activities for the year ended December 31, 2022, primarily from (i) $272,434,000 of net income (before $300,631,000 of non-cash adjustments) and (ii) $2,642,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $28,439,000 of net changes in operating assets and liabilities. Non-cash adjustments of $300,631,000 were primarily comprised of depreciation and amortization, loss from unconsolidated joint ventures (including $31,685,000 of our share of a real estate impairment loss), straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2021 – We generated $244,306,000 of cash from operating activities for the year ended December 31, 2021, primarily from (i) $282,445,000 of net income (before $280,386,000 of non-cash adjustments) and (ii) $7,954,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $46,093,000 of net changes in operating assets and liabilities. Non-cash adjustments of $280,386,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2020 – We generated $237,272,000 of cash from operating activities for the year ended December 31, 2020, primarily from (i) net income of $241,868,000 (before $248,298,000 of non-cash adjustments and a $12,766,000 loss on sale of real estate related to discontinued operations) and (ii) $4,615,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $9,211,000 of net changes in operating assets and liabilities. Non-cash adjustments of $248,298,000 were primarily comprised of depreciation and amortization, straight-lining of rental income, amortization of above and below market leases, net and amortization of stock-based compensation.

Investing Activities

Year Ended December 31, 2022 – We used $152,583,000 of cash for investing activities for the year December 31, 2022, primarily for (i) $125,805,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $15,812,000 of investments in unconsolidated joint ventures, (iii) a $7,454,000 investment in Fund X and (iv) $3,512,000 of contributions of capital to unconsolidated real estate related funds, net of distributions received.

Year Ended December 31, 2021 – We used $103,483,000 of cash for investing activities for the year ended December 31, 2021, primarily for (i) $112,001,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,750,000 of contributions to an unconsolidated joint venture, partially offset by (iii) $18,666,000 of proceeds from net sales of marketable securities (which are held in our deferred compensation plan) and (iv) $1,602,000 of distributions of capital from unconsolidated real estate related funds, net of contributions made.

Year Ended December 31, 2020 – We generated $40,035,000 of cash from investing activities for the year ended December 31, 2020, primarily from (i) $89,206,000 of proceeds from the sale of real estate related to discontinued operations, (ii) $36,918,000 from repayment of amounts due from affiliates and (iii) $6,379,000 of proceeds from net sales of marketable securities (which are held in our deferred compensation plan), partially offset by (iv) $89,463,000 of additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (v) $2,945,000 of contributions of capital to unconsolidated real estate related funds.

Financing Activities

Year Ended December 31, 2022 – We used $173,903,000 of cash for financing activities for the year ended December 31, 2022, primarily for (i) $73,024,000 of dividends and distributions to common stockholders and unitholders, (ii) $63,153,000 for the repurchases of common shares under our stock repurchase program, (iii) $40,699,000 for distributions to noncontrolling interests, (iv) $284,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (v) $3,257,000 of contributions from noncontrolling interests in consolidated real estate related funds.

Year Ended December 31, 2021 – We used $76,481,000 of cash for financing activities for the year ended December 31, 2021, primarily for (i) $850,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 1301 Avenue of the Americas, (ii) $67,479,000 of dividends and distributions to common stockholders and unitholders, (iii) $30,539,000 for distributions to noncontrolling interests, (iv) $16,775,000 for the payment of debt issuance costs in connection with the refinancing of 1301 Avenue of the Americas and the revolving credit facility, (v) $235,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, and (vi) $140,000 for the purchase of interest rate caps, partially offset by (vii) $888,566,000 of proceeds from notes and mortgages payable (including $860,000,000 from the refinancing of 1301 Avenue of the Americas) and (viii) $121,000 of contributions from noncontrolling interests.

Year Ended December 31, 2020 – We used $143,470,000 of cash for financing activities for the year ended December 31, 2020, primarily for (i) $120,000,000 for the repurchases of common shares under our stock repurchase program, (ii) $98,062,000 of dividends and distributions paid to common stockholders and unitholders, (iii) $36,918,000 of net repayment of borrowings under the revolving credit facility, (iv) $12,717,000 for distributions to non-controlling interests and (v) $8,771,000 for repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate related fund, partially offset by (vi) $111,984,000 of proceeds from the sale of a 10.0% interest in 1633 Broadway, (vii) $11,555,000 of contributions from non-controlling interests and (viii) $9,791,000 of proceeds from notes and mortgages payable.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net loss (income)	$(28,197)	$23,925	$251	$(52,373)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	232,517	156,036	72,190	4,291
General and administrative	59,487	-	-	59,487
Interest and debt expense	143,864	89,964	50,850	3,050
Income tax expense	3,265	13	4	3,248
Loss from real estate related fund investments	2,233	-	-	2,233
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	45,141	13,257	31,596	288
Loss from unconsolidated joint ventures	53,251	98	48,538	4,615
Fee income	(28,421)	-	-	(28,421)
Interest and other income, net	(5,174)	(712)	(669)	(3,793)
Other, net	1,709	-	-	1,709
NOI	479,675	282,581	202,760	(5,666)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(82,587)	(10,384)	(72,203)	-
Paramount's share of NOI	$397,088	$272,197	$130,557	$(5,666)

NOI	$479,675	$282,581	$202,760	$(5,666)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(14,034)	(17)	(14,017)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,099)	1,916	(7,015)	-
Cash NOI	460,542	284,480	181,728	(5,666)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(77,341)	(11,202)	(66,139)	-
Paramount's share of Cash NOI	$383,201	$273,278	$115,589	$(5,666)

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,059	$2,129	$43,891	$(43,961)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	232,487	152,023	76,569	3,895
General and administrative	59,132	-	-	59,132
Interest and debt expense	142,014	87,205	50,448	4,361
Income tax expense	3,643	12	5	3,626
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
Loss (income) from unconsolidated joint ventures	24,896	10,199	17,418	(2,721)
Fee income	(28,473)	-	-	(28,473)
Interest and other (income) loss, net	(3,017)	23	(119)	(2,921)
Other, net	134	-	-	134
NOI	476,472	262,894	220,433	(6,855)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(92,890)	(10,399)	(82,491)	-
Consolidated real estate related fund	206	-	-	206
Paramount's share of NOI	$383,788	$252,495	$137,942	$(6,649)

NOI	$476,472	$262,894	$220,433	$(6,855)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(4,983)	1,694	(6,677)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,704)	1,442	(8,146)	-
Cash NOI	464,785	266,030	205,610	(6,855)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(87,831)	(10,376)	(77,455)	-
Consolidated real estate related fund	206	-	-	206
Paramount's share of Cash NOI	$377,160	$255,654	$128,155	$(6,649)

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(19,196)	$12,606	$28,199	$(60,001)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	235,200	159,744	70,962	4,494
General and administrative	64,917	-	-	64,917
Interest and debt expense	144,208	87,687	49,905	6,616
Income tax expense	1,493	3	2	1,488
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
Loss (income) from unconsolidated joint ventures	18,619	(617)	17,210	2,026
Fee income	(28,070)	-	-	(28,070)
Interest and other income, net	(4,490)	-	(309)	(4,181)
Adjustments related to discontinued operations (including loss on sale of real estate)	13,465	-	-	13,465
Other, net	824	-	-	824
NOI	475,601	270,963	204,861	(223)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(72,766)	(4,294)	(68,461)	(11)
Consolidated real estate related fund	1,892	-	-	1,892
Paramount's share of NOI	$404,727	$266,669	$136,400	$1,658

NOI	$475,601	$270,963	$204,861	$(223)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(32,325)	(7,728)	(24,681)	84
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,645)	23	(8,668)	-
Adjustments related to discontinued operations	507	-	-	507
Cash NOI	435,138	263,258	171,512	368
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(59,526)	(4,290)	(55,225)	(11)
Consolidated real estate related fund	1,892	-	-	1,892
Paramount's share of Cash NOI	$377,504	$258,968	$116,287	$2,249

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2022 and 2021. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2022 (1)	$397,088	$272,197	$130,557	$(5,666)
Acquisitions / Redevelopment (2) (3)	(453)	(453)	-	-
Lease termination income	(1,875)	(1,875)	-	-
Other, net	7,626	2,135	(175)	5,666
Paramount's share of Same Store NOI for the year ended December 31, 2022	$402,386	$272,004	$130,382	$-

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the year ended December 31, 2021 (1)	$383,788	$252,495	$137,942	$(6,649)
Acquisitions / Redevelopment (3)	(1,612)	(1,612)	-	-
Lease termination income	(1,745)	(161)	(1,584)	-
Other, net	6,311	(134)	(204)	6,649
Paramount's share of Same Store NOI for the year ended December 31, 2021	$386,742	$250,588	$136,154	$-

Increase (decrease) in Same Store NOI	$15,644	$21,416	$(5,772)	$-
% Increase (decrease)	4.0%	8.5%	(4.2%)

(1)
See page 59 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2022 (1)	$383,201	$273,278	$115,589	$(5,666)
Acquisitions / Redevelopment (2) (3)	(496)	(496)	-	-
Lease termination income	(1,875)	(1,875)	-	-
Other, net	5,253	(200)	(213)	5,666
Paramount's share of Same Store Cash NOI for the year ended December 31, 2022	$386,083	$270,707	$115,376	$-

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2021 (1)	$377,160	$255,654	$128,155	$(6,649)
Acquisitions / Redevelopment (3)	(2,004)	(2,004)	-	-
Lease termination income	(1,745)	(161)	(1,584)	-
Other, net	6,142	(296)	(211)	6,649
Paramount's share of Same Store Cash NOI for the year ended December 31, 2021	$379,553	$253,193	$126,360	$-

Increase (decrease) in Same Store Cash NOI	$6,530	$17,514	$(10,984)	$-
% Increase (decrease)	1.7%	6.9%	(8.7%)

(1)
See page 59 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of Cash NOI attributable to 1600 Broadway for the months in which it was not owned by us in both reporting periods.
(3)
Represents our share of Cash NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as net income or loss, calculated in accordance with GAAP, adjusted to exclude depreciation and amortization from real estate assets, impairment losses on certain real estate assets and gains or losses from the sale of certain real estate assets or from change in control of certain real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs and adjustments, realized and unrealized gains or losses on real estate related fund investments, unrealized gains or losses on interest rate swaps, severance costs and gains or losses on early extinguishment of debt, in order to reflect the Core FFO of our real estate portfolio and operations. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our consolidated financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows. The following table presents a reconciliation of net income or loss to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2022	2021	2020
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(28,197)	$2,059	$(19,196)
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	271,789	274,024	283,317
Our share of a real estate impairment loss of an unconsolidated joint venture	31,685	-	-
Adjustments related to discontinued operations (including loss on sale of real estate)	-	-	13,456
FFO	275,277	276,083	277,577
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(51,433)	(61,609)	(43,542)
Consolidated real estate related funds	3,318	(2,904)	1,450
Operating Partnership	(17,063)	(19,072)	(20,664)
FFO attributable to common stockholders	$210,099	$192,498	$214,821
Per diluted share	$0.95	$0.88	$0.96

FFO	$275,277	$276,083	$277,577
Non-core items:
Realized and unrealized losses (gains) from unconsolidated real estate related funds	2,890	(108)	354
Loss recognized upon consolidation of real estate related fund investments that were previously unconsolidated	2,627	-	-
FFO attributable to One Steuart Lane, including after-tax net gain on sale of residential condominium units	4,670	(2,876)	-
Adjustments to equity in earnings for contributions to (distributions from) unconsolidated joint ventures	855	8,016	(2,697)
Non-cash write-off of deferred financing costs	-	761	-
Other, net	470	916	1,096
Core FFO	286,789	282,792	276,330
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(51,433)	(61,609)	(43,542)
Consolidated real estate related funds	(1,006)	(205)	1,450
Operating Partnership	(17,526)	(19,923)	(20,556)
Core FFO attributable to common stockholders	$216,824	$201,055	$213,682
Per diluted share	$0.98	$0.92	$0.96

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	221,309,938	218,701,249	222,436,170
Effect of dilutive securities	31,487	45,709	16,558
Denominator for FFO per diluted share	221,341,425	218,746,958	222,452,728

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into interest rate swap agreements to fix the rate or interest rate cap agreements to limit exposure to increase in rates, on all or a portion of the debt for varying periods through maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT federal income tax purposes, we may utilize swap and cap arrangements in the future.

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2022.

Property	Rate	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street (1)	3.65%	$273,000	$-	$-	$-	$-	$-	$273,000	$266,626
One Market Plaza	4.03%	-	975,000	-	-	-	-	975,000	947,126
31 West 52nd Street	3.80%	-	-	-	500,000	-	-	500,000	459,082
1301 Avenue of the Americas (2)	2.46%	-	-	-	500,000	-	-	500,000	498,638
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,035,604
Total Fixed Rate Debt	3.37%	$273,000	$975,000	$-	$1,000,000	$-	$1,250,000	$3,498,000	$3,207,076

Variable Rate Debt:
1301 Avenue of the Americas (3)	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$359,020
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$359,020

Total Consolidated Debt	3.58%	$273,000	$975,000	$-	$1,360,000	$-	$1,250,000	$3,858,000	$3,566,096

(1)
Matures in October 2023. We are exploring various alternatives to refinance this loan.
(2)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(3)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See table below.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of December 31, 2022, of which our share was $624,764,000.

The tables below provide additional details on our interest rate swaps as of December 31, 2022.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$32,681	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$32,681	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$6,123	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$6,123	$306

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable interest rates.

	December 31, 2022			December 31, 2021
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	5.56%	$3,600	$360,000	3.67%
Fixed rate (1)	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.52%	$3,600	$3,047,665	3.30%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$113,739	6.12%	$1,137	$108,963	3.27%
Fixed rate	511,025	3.30%	-	503,598	3.30%
	$624,764	3.82%	$1,137	$612,561	3.30%

Noncontrolling interests' share of above			$(299)
Total change in annual net income			$4,438
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 65.

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two-month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submission to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point, which could increase our risk associated with the transition to an alternative variable rate. Effective December 31, 2021, banks stopped issuing new LIBOR indexed debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of December 31, 2022, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Real Estate Asset Impairment—Holding Period—Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s real estate properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment analyses are based on the Company’s current plans, intended holding periods and available market information at the time the analyses are prepared. The Company uses significant judgment in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intended holding periods. Such changes have a significant impact on the estimates of recoverability which are determined using undiscounted cash flow models.

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

February 15, 2023

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2022	December 31, 2021
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,177,540	6,061,824
	8,143,777	8,028,061
Accumulated depreciation and amortization	(1,297,553)	(1,112,977)
Real estate, net	6,846,224	6,915,084
Cash and cash equivalents	408,905	524,900
Restricted cash	40,912	4,766
Accounts and other receivables	23,866	15,582
Real estate related fund investments	105,369	-
Investments in unconsolidated real estate related funds	3,411	11,421
Investments in unconsolidated joint ventures	393,503	408,096
Deferred rent receivable	346,338	332,735
Deferred charges, net of accumulated amortization of $68,686 and $70,666	120,685	122,177
Intangible assets, net of accumulated amortization of $246,723 and $252,142	90,381	119,413
Other assets	73,660	40,388
Total assets (1)	$8,453,254	$8,494,562

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $17,682 and $22,380	$3,840,318	$3,835,620
Revolving credit facility	-	-
Accounts payable and accrued expenses	123,176	116,192
Dividends and distributions payable	18,026	16,895
Intangible liabilities, net of accumulated amortization of $102,533 and $105,790	36,193	45,328
Other liabilities	24,775	25,495
Total liabilities (1)	4,042,488	4,039,530
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 216,559,406 and 218,991,795 shares in 2022 and 2021, respectively	2,165	2,190
Additional paid-in-capital	4,186,161	4,122,680
Earnings less than distributions	(644,331)	(538,845)
Accumulated other comprehensive income	48,296	2,138
Paramount Group, Inc. equity	3,592,291	3,588,163
Noncontrolling interests in:
Consolidated joint ventures	402,118	428,833
Consolidated real estate related funds	173,375	81,925
Operating Partnership (14,586,411 and 21,740,404 units outstanding)	242,982	356,111
Total equity	4,410,766	4,455,032
Total liabilities and equity	$8,453,254	$8,494,562

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.7% as of December 31, 2022. As of December 31, 2022, the assets and liabilities of the Operating Partnership include $4,013,461 and $2,579,381 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2022	2021	2020
Revenues:
Rental revenue	$702,819	$690,418	$679,015
Fee and other income	37,558	36,368	35,222
Total revenues	740,377	726,786	714,237
Expenses:
Operating	277,422	265,438	267,587
Depreciation and amortization	232,517	232,487	235,200
General and administrative	59,487	59,132	64,917
Transaction related costs	470	916	1,096
Total expenses	569,896	557,973	568,800
Other income (expense):
Loss from real estate related fund investments	(2,233)	-	-
(Loss) income from unconsolidated real estate related funds	(1,239)	782	272
Loss from unconsolidated joint ventures	(53,251)	(24,896)	(18,619)
Interest and other income, net	5,174	3,017	4,490
Interest and debt expense	(143,864)	(142,014)	(144,208)
(Loss) income from continuing operations, before income taxes	(24,932)	5,702	(12,628)
Income tax expense	(3,265)	(3,643)	(1,493)
(Loss) income from continuing operations, net	(28,197)	2,059	(14,121)
Loss from discontinued operations, net	-	-	(5,075)
Net (loss) income	(28,197)	2,059	(19,196)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(13,981)	(21,538)	(9,257)
Consolidated real estate related funds	3,342	(2,893)	1,450
Operating Partnership	2,433	2,018	2,299
Net loss attributable to common stockholders	$(36,403)	$(20,354)	$(24,704)

Loss per Common Share - Basic:
Loss from continuing operations, net	$(0.16)	$(0.09)	$(0.09)
Loss from discontinued operations, net	-	-	(0.02)
Net loss per common share	$(0.16)	$(0.09)	$(0.11)
Weighted average common shares outstanding	221,309,938	218,701,249	222,436,170

Loss per Common Share - Diluted:
Loss from continuing operations, net	$(0.16)	$(0.09)	$(0.09)
Loss from discontinued operations, net	-	-	(0.02)
Net loss per common share	$(0.16)	$(0.09)	$(0.11)
Weighted average common shares outstanding	221,309,938	218,701,249	222,436,170

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Net (loss) income	$(28,197)	$2,059	$(19,196)
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	31,839	6,857	-
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	18,485	9,565	(13,894)
Comprehensive income (loss)	22,127	18,481	(33,090)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(13,981)	(21,538)	(9,257)
Consolidated real estate related funds	3,342	(2,908)	1,434
Operating Partnership	(1,733)	540	3,589
Comprehensive income (loss) attributable to common stockholders	$9,755	$(5,425)	$(37,324)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Related Fund	Partnership	Equity
Balance as of December 31, 2019	227,432	$2,274	$4,133,184	$(349,557)	$(171)	$360,778	$72,396	$412,058	$4,630,962
Net (loss) income	-	-	-	(24,704)	-	9,257	(1,450)	(2,299)	(19,196)
Common shares issued upon redemption of common units	5,150	51	85,659	-	-	-	-	(85,710)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	48	1	-	(333)	-	-	-	-	(332)
Repurchases of common shares	(13,813)	(138)	(119,862)	-	-	-	-	-	(120,000)
Dividends and distributions ($0.37 per share and unit)	-	-	-	(81,799)	-	-	-	(7,804)	(89,603)
Contributions from noncontrolling interests	-	-	-	-	-	3,500	8,055	-	11,555
Distributions to noncontrolling interests	-	-	-	-	-	(12,717)	-	-	(12,717)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	-	-	-	(12,620)	-	16	(1,290)	(13,894)
Amortization of equity awards	-	-	1,318	-	-	-	-	18,068	19,386
Sale of a 10.0% interest in 1633 Broadway	-	-	33,230	-	-	76,343	-	-	109,573
Reallocation of noncontrolling interest	-	-	(13,356)	-	-	-	-	13,356	-
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(20,354)	-	21,538	2,893	(2,018)	2,059
Common shares issued upon redemption of common units	59	1	960	-	-	-	-	(961)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	116	1	-	(236)	-	-	-	-	(235)
Dividends and distributions ($0.28 per share and unit)	-	-	-	(61,310)	-	-	-	(6,268)	(67,578)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(30,539)	-	-	(30,539)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	6,237	-	-	620	6,857
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	8,692	-	15	858	9,565
Amortization of equity awards	-	-	1,221	-	-	-	-	17,556	18,777
Reallocation of noncontrolling interest	-	-	55	-	-	-	-	(55)	-
Other	-	-	271	(552)	-	552	-	-	271
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net (loss) income	-	-	-	(36,403)	-	13,981	(3,342)	(2,433)	(28,197)
Common shares issued upon redemption of common units	7,844	79	128,664	-	-	-	-	(128,743)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	94	-	-	(284)	-	-	-	-	(284)
Repurchases of common shares	(10,371)	(104)	(64,896)	-	-	-	-	-	(65,000)
Dividends and distributions ($0.31 per share and unit)	-	-	-	(68,560)	-	-	-	(5,595)	(74,155)
Contributions from noncontrolling interests	-	-	-	-	-	-	3,257	-	3,257
Distributions to noncontrolling interests	-	-	-	-	-	(40,699)	-	-	(40,699)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	29,194	-	-	2,645	31,839
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	16,964	-	-	1,521	18,485
Amortization of equity awards	-	-	1,302	-	-	-	-	17,887	19,189
Consolidation of real estate related fund investments that were previously unconsolidated	-	-	-	-	-	-	91,535	-	91,535
Reallocation of noncontrolling interest	-	-	(1,589)	-	-	-	-	1,589	-
Other	-	-	-	(239)	-	3	-	-	(236)
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(28,197)	$2,059	$(19,196)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	232,517	232,487	235,890
Straight-lining of rental revenue	(13,602)	(2,495)	(28,216)
Amortization of stock-based compensation expense	19,003	18,612	19,239
Amortization of deferred financing costs	6,156	9,127	9,277
Loss from unconsolidated joint ventures	53,251	24,896	18,619
Distributions of earnings from unconsolidated joint ventures	1,324	7,278	3,999
Loss recognized upon consolidation of real estate related fund
investments that were previously unconsolidated	2,627	-	-
Loss (income) from unconsolidated real estate related funds	1,239	(782)	(272)
Distributions of earnings from unconsolidated real estate related funds	1,318	676	616
Amortization of above and below-market leases, net	(1,748)	(3,070)	(4,734)
Realized and unrealized gains on marketable securities	-	(1,535)	(1,918)
Loss on sale of real estate related to discontinued operations	-	-	12,766
Other non-cash adjustments	1,188	3,146	413
Changes in operating assets and liabilities:
Accounts and other receivables	(8,284)	1,920	1,729
Deferred charges	(15,083)	(18,438)	(10,761)
Other assets	(7,545)	(8,283)	(2,193)
Accounts payable and accrued expenses	3,658	16,246	(1,299)
Other liabilities	(1,185)	(37,538)	3,313
Net cash provided by operating activities	246,637	244,306	237,272

Cash Flows from Investing Activities:
Additions to real estate	(125,805)	(112,001)	(89,463)
Due from affiliates	(59,000)	-	-
Repayment of amounts due from affiliates	59,000	-	36,918
Investment in real estate related funds	(7,454)	-	-
Contributions of capital to unconsolidated real estate related funds	(5,018)	(3,324)	(2,945)
Distributions of capital from unconsolidated real estate related funds	1,506	4,926	-
Investment in and contributions of capital to unconsolidated joint ventures	(15,812)	(11,750)	(60)
Sales of marketable securities	-	40,228	22,188
Purchases of marketable securities	-	(21,562)	(15,809)
Proceeds from the sale of real estate related to discontinued operations	-	-	89,206
Net cash (used in) provided by investing activities	(152,583)	(103,483)	40,035

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Cash Flows from Financing Activities:
Dividends paid to common stockholders	$(67,062)	$(61,297)	$(89,225)
Distributions paid to common unitholders	(5,962)	(6,182)	(8,837)
Repurchases of common shares	(63,153)	-	(120,000)
Distributions to noncontrolling interests	(40,699)	(30,539)	(12,717)
Contributions from noncontrolling interests	-	121	11,555
Contributions from noncontrolling interests in consolidated real estate related funds	3,257	-	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(284)	(235)	(332)
Proceeds from notes and mortgages payable	-	888,566	9,791
Repayment of notes and mortgages payable	-	(850,000)	-
Debt issuance costs	-	(16,775)	-
Purchase of interest rate caps	-	(140)	-
Repayment of borrowings under revolving credit facility	-	-	(200,000)
Borrowings under revolving credit facility	-	-	163,082
Proceeds from the sale of a 10.0% interest in 1633 Broadway	-	-	111,984
Repayment of note payable issued in connection with the acquisition of noncontrolling interest in consolidated real estate related fund	-	-	(8,771)
Net cash used in financing activities	(173,903)	(76,481)	(143,470)

Net (decrease) increase in cash and cash equivalents and restricted cash	(79,849)	64,342	133,837
Cash and cash equivalents and restricted cash at beginning of period	529,666	465,324	331,487
Cash and cash equivalents and restricted cash at end of period	$449,817	$529,666	$465,324

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$524,900	$434,530	$306,215
Restricted cash at beginning of period	4,766	30,794	25,272
Cash and cash equivalents and restricted cash at beginning of period	$529,666	$465,324	$331,487

Cash and cash equivalents at end of period	$408,905	$524,900	$434,530
Restricted cash at end of period	40,912	4,766	30,794
Cash and cash equivalents and restricted cash at end of period	$449,817	$529,666	$465,324

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$139,332	$132,476	$135,607
Cash payments for income taxes, net of refunds	2,711	1,762	1,366

Non-Cash Transactions:
Common shares issued upon redemption of common units	$128,743	$961	$85,710
Increase (decrease) due to consolidation of real estate related fund investments that were previously unconsolidated:
Real estate related fund investments	100,500	-	-
Investments in unconsolidated real estate related funds	(8,965)	-	-
Noncontrolling interests in consolidated real estate related funds	91,535	-	-
Change in value of interest rate swaps and interest rate caps	31,839	6,857	-
Dividends and distributions declared but not yet paid	18,026	16,895	16,796
Write-off of fully amortized and/or depreciated assets	11,386	46,594	9,141
Additions to real estate included in accounts payable and accrued expenses	14,595	12,177	8,640
Transfer of deposit to investment in unconsolidated joint ventures	6,230	6,230	-
Repurchases of common shares included in accounts payable and accrued expenses	1,847	-	-

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.7% of, the Operating Partnership as of December 31, 2022.

As of December 31, 2022, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail, theater and amenity space;

•
Six wholly and partially owned Class A properties aggregating 4.3 million square feet in San Francisco, comprised of 4.1 million square feet of office space and 0.2 million square feet of retail space; and

•
Four managed properties aggregating 0.8 million square feet in New York and Washington, D.C.

Additionally, we have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We account for investments under the equity method when the requirements for consolidation are not met, and we have significant influence over the operations of the investee. Equity method investments, which consist of investments in unconsolidated joint ventures and funds are initially recorded at cost and subsequently adjusted for (i) our share of net income or loss, (ii) our share of other comprehensive income or loss, and (iii) cash contributions and distributions. To the extent that our cost basis is different than our share of the equity in the equity method investment, the basis difference allocated to depreciable assets is amortized into “loss from unconsolidated joint ventures” over the estimated useful life of the related asset. The agreements that govern our equity method investments may designate different percentage allocations among investors for profits and losses; however, our recognition of income or loss generally follows the investment’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We account for cash distributions in excess of our basis in the equity method investments as income when we have neither the requirement, nor the intent to provide financial support to the joint venture. Investments accounted for under the equity method are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is measured based on the excess of the carrying amount of an investment over its estimated fair value. Impairment analyses are based on current plans, intended holding periods and available information at the time the analyses are prepared. During the year ended December 31, 2022, we recognized $31,685,000 for our share of a real estate impairment loss of an unconsolidated joint venture (see Note 6, Investments in Unconsolidated Joint Ventures).

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts was not significant to the overall valuation. As a result, all of our derivatives held as December 31, 2022, are classified as Level 2 in the fair value hierarchy.

Real Estate Related Fund Investments

Our real estate related fund investments include mezzanine loan investments made by Paramount Group Real Estate Fund X, LP ("Fund X"). Fund X qualifies as an investment company pursuant to ASC Topic 946, Financial Services - Investment Companies. Accordingly, the underlying investments are generally carried at fair value, except investments that have a fair value above par value and where the borrower has the option to prepay the loan are carried at par value. The fair values of the investments are determined by a third-party specialist using the market standard yield methodology of discounting remaining contractual debt service payments at a market interest rate. These investments are classified as Level 3 in the fair value hierarchy.

We use the following methods and assumptions in estimating fair value for financial instruments that are not presented at fair value on our consolidated balance sheets, but are disclosed in the notes to our consolidated financial statements:

Notes and Mortgages Payable

Notes and mortgages payable are valued by a third-party specialist using the standard practice of modeling the contractual cash flows required under the instrument and discounting them back to their present value at the appropriate current risk adjusted interest rate. For floating rate debt, we use forward rates derived from observable market yield curves to project the expected cash payments we would be required to make under the instrument. The notes and mortgages payable are classified as Level 2 in the fair value hierarchy.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $1,942,000, $2,024,000, and $698,000 for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, our TRSs had combined deferred income tax expense of $101,000, $703,000 and $32,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table reconciles net loss attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021		2020
Net loss attributable to Paramount Group, Inc.	$(36,403)	$(20,354)		$(24,704)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(5,780)	3,082		(10,462)
Depreciation and amortization	54,892	62,218		62,002
Stock-based compensation	17,607	16,933		17,766
Deferred compensation plan	-	(28,793)	(1)	-
Our share of a real estate impairment loss of an unconsolidated joint venture	31,685	-		-
Sale of real estate	-	-		55,640
Other, net	20,352	27,476		(11,095)
Estimated taxable income	$82,353	$60,562		$89,147

(1)
In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
	2022			2021			2020
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.373	(1)	100.0%	$0.253	(1)	90.4%	$0.210	(1)	52.5%
Long-term capital gain	-		0.0%	0.023		8.2%	0.190		47.5%
Return of capital	-		0.0%	0.004		1.4%	0.000		0.0%
Total	$0.373	(2)	100.0%	$0.280	(3)	100.0%	$0.400	(3)	100.0%

(1)
Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)
Dividends declared in the fourth quarter of the year ended December 31, 2022 of $0.0775 per share, that was paid in January 2023, was a split-year dividend with $0.070425 per share attributable to the year ended December 31, 2022 for federal income tax purposes and the remaining $0.007075 per share attributable to the year ended December 31, 2023.
(3)
Dividends declared in each of the fourth quarters of the years ended December 31, 2021 and 2020 of $0.07 per share, that were paid in January of the subsequent years, were attributable to the years in which they were paid, for federal income tax purposes.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Our reportable segments are separated by region, based on the two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business. See Note 23, Segments.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective beginning March 12, 2020 to December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2021-01 was effective beginning January 7, 2021 to December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the effectiveness date of ASU 2020-04 and ASU 2021-01 from December 31, 2022 to December 31, 2024. We will apply ASU 2020-04 and ASU 2021-01 prospectively as and when we enter into transactions to which these updates apply.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Discontinued Operations

Beginning in 2018 and through 2020, we sold all of the assets in our Washington, D.C. portfolio, thereby exiting the Washington, D.C. office market. These dispositions represented a strategic shift in our operations and met the criteria for classifying our Washington, D.C. segment as “discontinued operations,” in accordance with ASC Topic 205, Presentation of Financial Statements. Accordingly, effective March 31, 2020, we reclassified the results of operations of our Washington, D.C. segment as discontinued operations.

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

(Amounts in thousands)	For the Year Ended
Income Statements: (1)	December 31, 2020
Revenues:
Rental revenue	$13,967
Other income	276
Total revenues	14,243
Expenses:
Operating	5,853
Depreciation and amortization	690
Total expenses	6,543
Income before gain or loss on sale of real estate	7,700
Loss on sale of real estate	(12,766)
Loss before income taxes	(5,066)
Income tax expense	(9)
Loss from discontinued operations, net	$(5,075)

For the Year Ended
Statements of Cash Flows: (1)	December 31, 2020
Cash provided by operating activities	$5,522

Cash provided by investing activities (2)	$89,206

Cash used in financing activities	$(96,896)

Additional Cash Flow Information:
Depreciation and amortization	$690

(1)
Represents revenues, expenses, net income, and cash flow information of 1899 Pennsylvania Avenue.
(2)
Represents net proceeds from the sale of 1899 Pennsylvania Avenue.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Real Estate Related Fund Investments

We are the general partner and investment manager of Fund X which invests in mezzanine loans. Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment under the equity method of accounting (see Note 5, Investments in Unconsolidated Real Estate Related Funds). On December 12, 2022, we made an additional $7,454,000 investment in Fund X which increased our ownership interest to 13.0%. Fund X is a VIE and we are deemed to be the primary beneficiary; accordingly, we began consolidating Fund X into our consolidated financial statements from December 12, 2022.

The following table set forth a summary of the assets and liabilities of Fund X as of December 12, 2022.

(Amounts in thousands)	As of December 12, 2022
Real estate related fund investments	$104,726
Cash and other assets and liabilities, net	512
Total real estate related fund investments	105,238
Less: noncontrolling interests in consolidated real estate related fund	(91,535)
Paramount Group, Inc.'s equity in real estate related fund investments	$13,703

The following table sets forth the details of loss from real estate related fund investments for the period from December 12, 2022 to December 31, 2022.

Period from
December 12, 2022 to
(Amounts in thousands)	December 31, 2022
Net investment income	$394
Loss recognized upon consolidation of real estate related fund investments that were previously unconsolidated	(2,627)
Loss from real estate related fund investments	(2,233)
Less: noncontrolling interests in consolidated real estate related fund	(420)
Loss from real estate related fund investments attributable to Paramount Group, Inc.	$(2,653)

5. Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. We account for our investment in Fund VIII under the equity method of accounting. As of December 31, 2022, our ownership interest in Fund VIII was approximately 1.3%.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. On December 12, 2022, we made an additional $7,454,000 investment in Fund X which increased our ownership interest to 13.0%. Fund X is a VIE and we are deemed to be the primary beneficiary; accordingly, we began consolidating Fund X into our consolidated financial statements from December 12, 2022 (see Note 4, Real Estate Related Fund Investments).

As of December 31, 2022, our share of the investments in unconsolidated real estate related funds, which represented our investment in Fund VIII, was $3,411,000 and, as of December 31, 2021, our share of investments in unconsolidated real estate related funds, which represented our investment in Fund VIII and Fund X, was $11,421,000. We recognized a loss of $1,239,000 for the year ended December 31, 2022 and income of $782,000 and $272,000 for the years ended December 31, 2021 and 2020, respectively.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments in Unconsolidated Joint Ventures

On February 24, 2022, a joint venture, in which we own a 9.2% interest, acquired a 26,000 square foot retail condominium at 1600 Broadway in Manhattan for $191,500,000. In connection with the acquisition, the joint venture obtained a 10-year, $98,000,000 interest-only loan that has a fixed rate of 3.45%. The property, which is located in the heart of Times Square, is 100% leased to Mars, Inc. for a 15-year term and serves as the New York flagship location for M&M's World. We account for our investment in 1600 Broadway under the equity method of accounting from the date of acquisition.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2022		2021
712 Fifth Avenue (1)	50.0%	$-		$-
Market Center	67.0%	192,948		185,344
55 Second Street (2)	44.1%	85,340		88,284
111 Sutter Street	49.0%	-	(3)	35,182
1600 Broadway (2)(4)	9.2%	9,113		-
60 Wall Street (2)	5.0%	25,034		19,230
One Steuart Lane (2)	35.0% (5)	77,961		76,428
Oder-Center, Germany (2)	9.5%	3,107		3,628
Investments in unconsolidated joint ventures		$393,503		$408,096

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2022		2021	2020
712 Fifth Avenue (1)	$-		$(10,265)	$687
Market Center	(10,405)		(11,848)	(11,315)
55 Second Street (2)	(2,943)		(2,912)	(2,723)
111 Sutter Street	(35,190)	(3)	(2,658)	(3,172)
1600 Broadway (2)(4)	(9)		-	-
60 Wall Street (2)	(89)		66	(70)
One Steuart Lane (2)	(4,696)		2,678	(2,043)
Oder-Center, Germany (2)	81		43	17
Loss from unconsolidated joint ventures	$(53,251)		$(24,896)	$(18,619)

(1)
At December 31, 2021, our basis in the joint venture that owns 712 Fifth Avenue was negative $14,329. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. During the year ended December 31, 2022, the joint venture had net income of $1,804 of which our 50.0% share was $902. Accordingly, our basis in the joint venture, taking into account our share of income, was negative $13,427 as of December 31, 2022.
(2)
As of December 31, 2022, the carrying amount of our investments in 55 Second Street, 1600 Broadway, 60 Wall Street, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $466, $323, $2,574, $645, $3,847, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
In the fourth quarter of 2022, the joint venture that owns 111 Sutter Street recognized a $64,663 real estate impairment loss, of which our 49.0% share was $31,685. This impairment loss, together with our share of operating losses recognized during the fourth quarter, caused our basis in the joint venture to become negative $107 as of December 31, 2022. Since we have no further obligation to fund additional capital to the joint venture, we are no longer required to recognize our proportionate share of earnings from the joint venture until such time that our basis in the joint venture becomes positive. In the meantime, we will recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.
(4)
Acquired on February 24, 2022.
(5)
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

(Amounts in thousands)	As of December 31,
Balance Sheets:	2022	2021
Real estate, net	$2,377,084	$2,246,152
Cash and cash equivalents and restricted cash	252,540	216,910
Intangible assets, net	69,599	58,590
For-sale residential condominium units (1)	322,232	359,638
Other assets	87,054	46,646
Total assets	$3,108,509	$2,927,936

Notes and mortgages payable, net	$1,834,916	$1,791,404
Intangible liabilities, net	10,972	18,397
Other liabilities	50,783	61,097
Total liabilities	1,896,671	1,870,898
Equity	1,211,838	1,057,038
Total liabilities and equity	$3,108,509	$2,927,936

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2022		2021		2020
Revenues:
Rental revenue	$194,031		$229,420		$243,713
Other income	65,850	(2)	139,705	(2)	2,828
Total revenues	259,881		369,125		246,541
Expenses:
Operating	152,313	(2)	220,396	(2)	109,114
Depreciation and amortization	85,949		107,079		117,640
Total expenses	238,262		327,475		226,754
Other income (expense):
Interest and other (loss) income, net	991		(111)		(36)
Interest and debt expense	(62,173)		(63,493)		(58,239)
Real estate impairment loss	(64,663)	(3)	-		-
Loss before income taxes	(104,226)		(21,954)		(38,488)
Income tax expense	(60)		(32)		(47)
Net loss	$(104,286)		$(21,986)		$(38,535)

(1)
Represents the cost of residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.
(3)
Represents a real estate impairment loss on 111 Sutter Street, of which our share is $31,685.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2022	2021
Intangible assets:
Gross amount	$337,104	$371,555
Accumulated amortization	(246,723)	(252,142)
	$90,381	$119,413
Intangible liabilities:
Gross amount	$138,726	$151,118
Accumulated amortization	(102,533)	(105,790)
	$36,193	$45,328

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Amortization of above and below-market leases, net (component of "rental revenue")	$1,748	$3,070	$4,775
Amortization of acquired in-place leases (component of "depreciation and amortization")	$21,645	$26,507	$36,628

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2023.

(Amounts in thousands) For the Year Ending December 31,	Above and Below- Market Leases, Net	In-Place Leases
2023	$5,002	$17,705
2024	5,942	14,248
2025	4,596	10,451
2026	2,723	7,896
2027	2,410	7,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

The following table summarizes our consolidated outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2022	2022	2021
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024 (2)	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (3)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (4)	5.56%	360,000	360,000
			3.76%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023 (2)	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.58%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(17,682)	(22,380)
Total notes and mortgages payable, net				$3,840,318	$3,835,620

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

(1)
Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)
We are currently exploring various alternatives to refinance these loans and believe it is probable that we will be successful in refinancing them prior to their maturity.
(3)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 9, Derivative Instruments and Hedging Activities.
(4)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See Note 9, Derivative Instruments and Hedging Activities.

The following table summarizes the principal repayments required for the next five years and thereafter in connection with our consolidated notes and mortgages payable and revolving credit facility as of December 31, 2022.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2023	$273,000	$273,000	$-
2024	975,000	975,000	-
2025	-	-	-
2026	1,360,000	1,360,000	-
2027	-	-	-
Thereafter	1,250,000	1,250,000	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments and Hedging Activities

We have entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive income of $31,839,000 and $6,857,000 for the years ended December 31, 2022 and 2021, respectively, from the changes in fair value of these derivative financial instruments. See Note 11, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $27,817,000 of the amounts to be recognized in accumulated other comprehensive income or loss will be reclassified as a decrease to interest expense.

The table below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$32,681	$6,691
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$32,681	$6,691

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2022	December 31, 2021
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$6,123	$306
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$6,123	$306

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of December 31, 2022, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

10. Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. During 2022, we repurchased 10,370,610 common shares at a weighted average price of $6.27 per share, or $65,000,000 in the aggregate. During 2020, we repurchased 13,813,158 common shares at a weighted average price of $8.69 per share, or $120,000,000 in the aggregate. Accordingly, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the years ended December 31, 2022, 2021 and 2020, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Amount of income related to the cash flow hedges recognized in other comprehensive income (loss) (1)	$39,865	$6,069	$-
Amount reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense (1)	(8,026)	788	-
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss) (2)	18,859	5,562	(16,141)
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(374)	4,003	2,247

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

12. Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2022 and 2021, noncontrolling interests in our consolidated joint ventures aggregated $402,118,000 and $428,833,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds as of December 31, 2022 was $173,375,000 and consists of equity interests held by third parties in our Residential Development Fund and Fund X, which we began consolidating into our consolidated financial statements effective December 12, 2022 (See Note 4, Real Estate Related Fund Investments). As of December 31, 2021, noncontrolling interest in our consolidated real estate related fund was $81,925,000 and represented equity interests held by third parties in our Residential Development Fund.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2022 and 2021, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $242,982,000 and $356,111,000, respectively, and a redemption value of $86,644,000 and $181,315,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each year.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.7% of, the Operating Partnership as of December 31, 2022. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2022 and 2021, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2022	2021
Real estate, net	$3,364,482	$3,415,735
Cash and cash equivalents and restricted cash	144,446	198,154
Real estate related fund investments	105,369	-
Investments in unconsolidated joint ventures	77,961	76,428
Accounts and other receivables	13,647	6,801
Deferred rent receivable	197,658	197,794
Deferred charges, net	49,485	53,013
Intangible assets, net	50,553	62,380
Other assets	9,860	15,551
Total VIE assets	$4,013,461	$4,025,856

Notes and mortgages payable, net	2,489,902	2,487,871
Accounts payable and accrued expenses	61,492	54,738
Intangible liabilities, net	21,936	27,674
Other liabilities	6,051	6,427
Total VIE liabilities	$2,579,381	$2,576,710

Unconsolidated VIEs

As of December 31, 2022, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate related funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2022	2021
Investments	$3,411	$11,421
Asset management fees and other receivables	21	9
Maximum risk of loss	$3,432	$11,430

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$105,369	$-	$-	$105,369
Interest rate swap assets (included in "other assets")	32,681	-	32,681	-
Interest rate cap assets (included in "other assets")	6,123	-	6,123	-
Total assets	$144,173	$-	$38,804	$105,369

	As of December 31, 2021
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap assets (included in "other assets")	$6,691	$-	$6,691	$-
Interest rate cap assets (included in "other assets")	306	-	306	-
Total assets	$6,997	$-	$6,997	$-

Real Estate Related Fund Investments

As of December 31, 2022, real estate related fund investments were comprised of mezzanine loans made by Fund X. These investments are generally measured at fair value on our consolidated balance sheet and are classified as Level 3. The primary unobservable inputs used in determining the fair value of mezzanine loans are credit spreads paid over the base rate, which ranged between 9.25% and 10.00% as of December 31, 2022. A significant increase or decrease in the credit spreads would result in a significantly lower or higher fair value, respectively.

The table below summarizes the changes in the fair value of real estate related fund investments that are classified as Level 3, for the period from December 12, 2022 to December 31, 2022.

Period from
December 12, 2022 to
(Amounts in thousands)	December 31, 2022
Beginning balance	$-
Consolidation of Fund X	104,726
Net unrealized gains	643
Ending balance	$105,369

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,566,096	$3,858,000	$3,893,252
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,566,096	$3,858,000	$3,893,252

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Leases

The following table sets forth the details of our rental revenue.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021		2020
Rental revenue:
Fixed	$645,950	$635,513		$627,352	(1)
Variable	56,869	54,905	(2)	51,663
Total rental revenue	$702,819	$690,418		$679,015

(1)
Includes (i) $33,205 of non-cash write-offs, primarily for straight-line rent receivables and (ii) $2,051 of reserves for uncollectible accounts receivable.
(2)
Includes $5,051 of income in connection with a tenant’s lease termination at 300 Mission Street.

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2022, for each of the five succeeding years and thereafter commencing January 1, 2023.

(Amounts in thousands)
2023	$635,053
2024	645,282
2025	599,915
2026	504,660
2027	440,334
Thereafter	2,259,744
Total	$5,084,988

16. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Fee income:
Asset management	$12,270	$13,284	$14,266
Property management	7,981	8,589	9,242
Acquisition, disposition, leasing and other	8,170	6,600	4,562
Total fee income	28,421	28,473	28,070
Other income (1)	9,137	7,895	7,152
Total fee and other income	$37,558	$36,368	$35,222

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

				Acquisition,
		Asset	Property	Disposition, Leasing
(Amounts in thousands)	Total	Management	Management	and Other
Accounts and other receivables:
Balance as of December 31, 2021	$3,206	$2,072	$686	$448
Balance as of December 31, 2022	2,611	2,138	338	135
(Decrease) increase	$(595)	$66	$(348)	$(313)

17. Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Interest income, net	$5,174	$1,183	$2,054
Mark-to-market of investments in our deferred compensation plans (1)	-	1,834	2,436
Total interest and other income, net	$5,174	$3,017	$4,490

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

18. Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021		2020
Interest expense	$137,708	$132,887		$134,931
Amortization of deferred financing costs	6,156	9,127	(1)	9,277
Total interest and debt expense	$143,864	$142,014		$144,208

(1)
Includes $761 of expense from the non-cash write-off of deferred financing costs in connection with the $860,000 refinancing of 1301 Avenue of the Americas in July 2021.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. Under the Plan, awards may be granted up to a maximum of 20,892,857 shares, if all awards granted are “full value awards,” as defined, and up to 41,785,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards that do not require the payment of an exercise price such as restricted stock, time-based LTIP units and performance-based LTIP units. “Not full value awards” are awards that require the payment of an exercise price such as AOLTIP units. As of December 31, 2022, we have 6,135,630 shares available for future grants under the Plan, if all awards granted are full value awards, as defined in the Plan.

The following table summarizes the components of stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Time-based units:
LTIP units	$8,033	$8,554	$10,463
AOLTIP units	3,659	1,885	-
Performance-based LTIP units	6,106	7,023	7,499
Restricted stock	1,205	1,150	1,217
Stock options	-	-	60
Total stock-based compensation expense	$19,003	$18,612	$19,239

Time-Based Unit Awards Program (LTIP and AOLTIP Units)

LTIP Units

We grant our executive officers, non-employee directors and employees LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. LTIP units are similar to common units of our Operating Partnership in that they are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The LTIP units granted in the years ended December 31, 2022, 2021 and 2020 had grant date fair values of $6,136,000, $8,665,000 and $10,940,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2022, there was $10,525,000 of total unrecognized compensation cost related to unvested LTIP units, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes our LTIP unit activity for the year ended December 31, 2022.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2021	2,040,736	$10.40
Granted	732,015	8.38
Vested	(713,269)	10.68
Cancelled or expired	(61,237)	10.54
Unvested as of December 31, 2022	1,998,245	$9.56

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AOLTIP Units

We grant our executive officers AOLTIP units which vest over a period of three to four years. AOLTIP units are similar to stock options in that it permits the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the AOLTIP units were granted and can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The AOLTIP units granted in the years ended December 31, 2022 and 2021, had a grant date fair value of $5,831,000 and $4,344,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. The fair value of the AOLTIP unit is estimated using an option-pricing model with the following weighted average assumptions for grants in the year ended December 31, 2022 and 2021.

	For the Year Ended December 31,
	2022	2021
Expected volatility	34.9%	34.0%
Expected life	4.8 years	4.8 years
Risk free interest rate	1.0%	0.6%
Expected dividend yield	3.0%	3.0%

As of December 31, 2022, there was $3,775,000 of total unrecognized compensation cost related to unvested AOLTIP units, which is expected to be recognized over a weighted-average period of 2.7 years. The following table summarizes our AOLTIP unit activity for the year ended December 31, 2022.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,171,875	$8.63
Granted	2,703,499	8.93
Exercised	(95,312)	8.63
Cancelled or expired	(192,188)	8.63
Outstanding as of December 31, 2022	4,587,874	$8.80	5.6	$-
AOLTIP units vested and expected to vest as of December 31, 2022	4,409,076	$8.80	5.6	$-
AOLTIP units exercisable as of December 31, 2022	2,033,593	$8.63	5.6	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Award Programs (“Performance Programs”)

We grant our executive officers and employees LTIP units under multi-year performance-based long-term equity compensation programs. The purpose of these Performance Programs is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the Performance Programs, participants may earn LTIP units based on our performance over a three-year performance measurement period. If the designated performance objectives are achieved, awards earned under the Performance Programs are subject to vesting over a period of four years and are also subject to a taxable book-up event, as defined.

The LTIP units granted under the Performance Programs in the years ended December 31, 2022, 2021 and 2020 had grant date fair values of $7,188,000, $7,303,000 and $7,488,000, respectively, and are being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2022, there was $8,178,000 of total unrecognized compensation cost related to unvested LTIP units granted under the Performance Programs, which is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes our LTIP unit activity granted under the Performance Programs for the year ended December 31, 2022.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2021	4,099,887	$5.57
Granted	1,778,524	8.08
Earned and Vested	-	-
Cancelled or expired	(1,570,609)	5.89
Unvested as of December 31, 2022	4,307,802	$6.49

Completion of the 2019 Performance-Based Awards Program (“2019 Performance Program”)

On December 31, 2021, the performance measurement period for the 2019 Performance Program ended. On January 13, 2022, the Compensation Committee of our Board of Directors (the “Compensation Committee”) determined that the performance goals set forth in the 2019 Performance Program were not met. Accordingly, all of the LTIP units that were granted on January 14, 2019, were forfeited, with no awards being earned. These awards had a grant date fair value of $8,106,000 that was amortized into expense over the four-year vesting period through December 31, 2022 using a graded vesting distribution method.

2022 Performance-Based Awards Program (“2022 Performance Program”)

On January 13, 2022, the Compensation Committee approved the 2022 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2022 Performance Program, participants may earn awards in the form of LTIP units based on our achievement of rigorous Net Operating Income (“NOI”) goals over a three-year performance measurement period beginning on January 1, 2022 and continuing through December 31, 2024. The amount of LTIP units otherwise earned based on the achievement of the NOI goals would then be increased or decreased based on our Total Shareholder Return (“TSR”) versus that of our New York City office REIT peers (comprised of Vornado Realty Trust, SL Green Realty Corp. and Empire State Realty Trust) but the modifier will not result in a total payout exceeding 100% of the units granted. Additionally, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2022 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Furthermore, awards earned under the 2022 Performance Program are subject to vesting based on continued employment with us through December 31, 2025, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2025. Lastly, our Named Executive Officers are required to hold earned awards for an additional year following vesting. Awards granted under the 2022 Performance Program had a fair value of $7,188,000 on the date of the grant, which is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to certain non-employee directors and our employees which vest over one to four years. The shares of restricted stock granted in the years ended December 31, 2022, 2021 and 2020 had grant date fair values of $1,359,000, $1,584,000 and $1,209,000, respectively, which are being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2022, there was $1,936,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. The table below summarizes our restricted stock activity for the year ended December 31, 2022.

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested as of December 31, 2021	230,546	$10.44
Granted	147,957	9.19
Vested	(86,354)	11.12
Cancelled or expired	(23,041)	9.68
Unvested as of December 31, 2022	269,108	$9.59

Stock Options

We did not grant any stock options in the years ended December 31, 2022, 2021 and 2020. Stock options granted in prior years to certain of our executive officers and other employees vested over periods ranging from three to five years and expire 10 years from the date of grant.

The following table summarizes our stock option activity for the year ended December 31, 2022.

	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,010,993	$17.06
Granted	-	-
Exercised	-	-
Cancelled or expired	(18,000)	17.50
Outstanding as of December 31, 2022	1,992,993	$17.06	2.7	$-
Options vested and expected to vest as of December 31, 2022	1,992,993	$17.06	2.7	$-
Options exercisable as of December 31, 2022	1,992,993	$17.06	2.7	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Earnings Per Share

The following table summarizes our net loss and the number of common shares used in the computation of basic and diluted loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021	2020
Numerator:
Continuing Operations:
Net loss from continuing operations attributable to common stockholders	$(36,403)	$(20,354)	$(20,063)
Earnings allocated to unvested participating securities	(85)	(70)	(44)
Numerator for net loss from continuing operations per common share - basic and diluted	(36,488)	(20,424)	(20,107)
Discontinued Operations:
Net loss from discontinued operations attributable to common stockholders	-	-	(4,641)
Earnings allocated to unvested participating securities	-	-	(22)
Numerator for net loss from discontinued operations per common share - basic and diluted	-	-	(4,663)
Numerator for net loss per common share - basic and diluted	$(36,488)	$(20,424)	$(24,770)

Denominator:
Denominator for basic loss per common share - weighted average shares	221,310	218,701	222,436
Effect of dilutive stock-based compensation plans (1)	-	-	-
Denominator for diluted loss per common share - weighted average shares	221,310	218,701	222,436

Loss per Common Share - Basic and Diluted:
Continuing operations, net	$(0.16)	$(0.09)	$(0.09)
Discontinued operations, net	-	-	(0.02)
Net loss per common share - basic and diluted	$(0.16)	$(0.09)	$(0.11)

(1)
The effect of dilutive securities for the years ended December 31, 2022, 2021 and 2020 excludes 20,064, 23,775 and 23,540 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $1,322,000, $1,726,000 and $1,227,000 for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of December 31, 2022 and December 31, 2021, amounts owed to us under these agreements aggregated $52,000 and $484,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $24,315,000, $23,240,000 and $22,986,000, for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with these agreements. As of December 31, 2022 and 2021, amounts owed to us under these agreements aggregated $3,032,000 and $2,883,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH ("HTC"), formerly known as Hamburg Trust Consulting HTC GmbH, a licensed broker in Germany, to supervise selling efforts for our joint ventures and real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred expenses of $713,000, $645,000 and $512,000 for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with this agreement. As of December 31, 2022 and 2021, we owed $119,000 and $523,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), leased 3,330 square feet at 1633 Broadway ("1633 Lease"). In December 2022, upon expiration of the 1633 Lease, ParkProperty entered into a five-year lease for 4,233 square feet at 1325 Avenue of the Americas. We recognized rental revenue of $220,000, $212,000 and $210,000 in the years ended December 31, 2022, 2021 and 2020, respectively pursuant to these leases.

Mannheim Trust

A subsidiary of Mannheim Trust leases 5,593 square feet at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in April 2023. In December 2022, the subsidiary entered into a new lease for 3,127 square feet at 712 Fifth Avenue. The new lease will become effective in May 2023, upon expiration of the existing lease and will expire in June 2025. Dr. Martin Bussmann (a member of our Board of Directors) was also a trustee and a director of Mannheim Trust through December 2022. We recognized $364,000 for the year ended December 31, 2022, and $362,000 in each of the years ended December 31, 2021 and 2020, for our share of rental income pursuant to this lease.

Due from Affiliates

During the year ended December 31, 2022, Fund X borrowed $59,000,000 from us at an interest rate of Secured Overnight Financing Rate ("SOFR") plus 220 basis points, which was repaid, together with $418,000 of accrued interest.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2022, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $57,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

23. Segments

Our reportable segments are separated by region, based on two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$711,956	$468,409	$245,560	$(2,013)
Property-related operating expenses	(277,422)	(199,085)	(74,396)	(3,941)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	45,141	13,257	31,596	288
NOI (1)	$479,675	$282,581	$202,760	$(5,666)

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$698,313	$443,384	$258,188	$(3,259)
Property-related operating expenses	(265,438)	(191,793)	(69,976)	(3,669)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
NOI (1)	$476,472	$262,894	$220,433	$(6,855)

	For the Year Ended December 31, 2020
(Amounts in thousands)	Total	New York	San Francisco	Other (2)
Property-related revenues	$700,410	$454,071	$234,893	$11,446
Property-related operating expenses	(273,440)	(194,648)	(68,924)	(9,868)
NOI from unconsolidated joint ventures	48,631	11,540	38,892	(1,801)
NOI (1)	$475,601	$270,963	$204,861	$(223)

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
(2)
NOI for the year ended December 31, 2020 includes NOI from discontinued operations. See Note 3, Discontinued Operations.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
NOI	$479,675	$476,472	$475,601
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	28,421	28,473	28,070
Depreciation and amortization expense	(232,517)	(232,487)	(235,200)
General and administrative expenses	(59,487)	(59,132)	(64,917)
Loss from real estate related fund investments	(2,233)	-	-
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(45,141)	(43,597)	(48,631)
Loss from unconsolidated joint ventures	(53,251)	(24,896)	(18,619)
Interest and other income, net	5,174	3,017	4,490
Interest and debt expense	(143,864)	(142,014)	(144,208)
Adjustments related to discontinued operations (including
loss on sale of real estate)	-	-	(8,390)
Other, net	(1,709)	(134)	(824)
(Loss) income from continuing operations, before income taxes	(24,932)	5,702	(12,628)
Income tax expense	(3,265)	(3,643)	(1,493)
(Loss) income from continuing operations, net	(28,197)	2,059	(14,121)
Loss from discontinued operations, net	-	-	(5,075)
Net (loss) income	(28,197)	2,059	(19,196)
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(13,981)	(21,538)	(9,257)
Consolidated real estate related funds	3,342	(2,893)	1,450
Operating Partnership	2,433	2,018	2,299
Net loss attributable to common stockholders	$(36,403)	$(20,354)	$(24,704)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
December 31, 2022	$8,453,254	$5,311,636	$2,631,265	$510,353
December 31, 2021	8,494,562	5,336,210	2,696,131	462,221
December 31, 2020	8,554,097	5,388,596	2,698,983	466,518

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

As of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2022, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

February 15, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (which is scheduled to be held on May 18, 2023), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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
2.
The following financial statement schedules should be read in conjunction with the financial statements included:

Pages in this Annual Report on Form 10-K

ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2022, 2021 and 2020	109

(b)
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 111 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation			income
Description	Encumbrances	Land	Building and improvements	Land	Building and improvements	Land	Building and improvements	Total (1)	and amortization	Date of construction	Date acquired	statement is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$167,371	$502,846	$1,565,712	$2,068,558	$(350,871)	1971	11/2014	5 to 40 Years
1301 Avenue of the Americas	860,000	406,039	1,051,697	-	154,336	406,039	1,206,033	1,612,072	(258,950)	1963	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	84,367	221,318	689,361	910,679	(143,565)	1987	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	69,350	174,688	439,903	614,591	(96,460)	1989	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	29,567	103,741	325,598	429,339	(70,885)	1983	11/2014	5 to 40 Years
Total New York	2,610,000	1,408,632	3,721,616	-	504,991	1,408,632	4,226,607	5,635,239	(920,731)

One Market Plaza	975,000	288,743	988,014	-	124,972	288,743	1,112,986	1,401,729	(237,041)	1976	11/2014	5 to 40 Years
300 Mission Street	273,000	141,097	343,819	-	53,647	141,097	397,466	538,563	(61,180)	1968	07/2017	5 to 40 Years
One Front Street	-	127,765	376,919	-	25,671	127,765	402,590	530,355	(70,508)	1979	12/2016	5 to 40 Years
Total San Francisco	1,248,000	557,605	1,708,752	-	204,290	557,605	1,913,042	2,470,647	(368,729)

Other	-	-	-	-	37,891	-	37,891	37,891	(8,093)		11/2014	5 to 40 Years

Total	$3,858,000	$1,966,237	$5,430,368	$-	$747,172	$1,966,237	$6,177,540	$8,143,777	$(1,297,553)

(1)
The basis of the Company’s assets for tax purposes is approximately $2.4 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Real Estate:
Beginning balance	$8,028,061	$7,963,315	$7,889,885
Acquisitions	-	-	-
Additions during the year:
Land	-	-	-
Buildings and improvements	127,102	111,340	82,571
Assets sold and written-off	(11,386)	(46,594)	(9,141)
Ending balance	$8,143,777	$8,028,061	$7,963,315

Accumulated Depreciation:
Beginning balance	$1,112,977	$966,697	$790,216
Additions charged to expense	195,962	192,874	185,622
Accumulated depreciation related to assets sold and written-off	(11,386)	(46,594)	(9,141)
Ending balance	$1,297,553	$1,112,977	$966,697

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Second Articles of Amendment and Restatement of Paramount Group, Inc., effective May 17, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on May 20, 2019.

3.2	Sixth Amended and Restated Bylaws of Paramount Group, Inc., effective July 26, 2022, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on July 26, 2022.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

4.2*	Description of Securities of the Registrant.

10.1

Second Amended and Restated Limited Partnership Agreement of Paramount Group Operating Partnership LP, dated as of October 26, 2020, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed with the SEC on February 22, 2022.

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

10.12†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed with the SEC on February 22, 2022

10.13*†	Paramount Group, Inc. Non-Employee Director Compensation Plan.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________
*	Filed herewith.
**	Furnished herewith.
†	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.

Date: February 15, 2023	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
		(Wilbur Paes)	(duly authorized officer and principal financial officer)

Date: February 15, 2023	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
		(Ermelinda Berberi)	(duly authorized officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 15, 2023
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer	February 15, 2023
	(Wilbur Paes)	(Principal Financial Officer)

By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer	February 15, 2023
	(Ermelinda Berberi)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 15, 2023
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 15, 2023
(Martin Bussmann)

By:	/s/ Karin Klein	Director	February 15, 2023
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 15, 2023
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 15, 2023
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 15, 2023
(Mark Patterson)

By:	/s/ Hitoshi Saito	Director	February 15, 2023
(Hitoshi Saito)

By:	/s/ Paula Sutter	Director	February 15, 2023
(Paula Sutter)

By:	/s/ Greg Wright	Director	February 15, 2023
(Greg Wright)