Form 10-Q
period 2023-03-31
Paramount Group, Inc.
filed 2023-05-03
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

As of April 14, 2023, there were 217,211,716 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2023	December 31, 2022
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,185,311	6,177,540
	8,151,548	8,143,777
Accumulated depreciation and amortization	(1,337,552)	(1,297,553)
Real estate, net	6,813,996	6,846,224
Cash and cash equivalents	451,796	408,905
Restricted cash	59,179	40,912
Accounts and other receivables	19,409	23,866
Real estate related fund investments	108,176	105,369
Investments in unconsolidated real estate related funds	3,180	3,411
Investments in unconsolidated joint ventures	385,034	393,503
Deferred rent receivable	354,326	346,338
Deferred charges, net of accumulated amortization of $72,965 and $68,686	120,359	120,685
Intangible assets, net of accumulated amortization of $185,725 and $246,723	84,352	90,381
Other assets	80,282	73,660
Total assets (1)	$8,480,089	$8,453,254

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $16,508 and $17,682	$3,841,492	$3,840,318
Revolving credit facility	-	-
Accounts payable and accrued expenses	118,932	123,176
Dividends and distributions payable	18,110	18,026
Intangible liabilities, net of accumulated amortization of $104,415 and $102,533	33,938	36,193
Other liabilities	30,537	24,775
Total liabilities (1)	4,043,009	4,042,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,211,716 and 216,559,406 shares in 2023 and 2022, respectively	2,171	2,165
Additional paid-in-capital	4,181,983	4,186,161
Earnings less than distributions	(659,641)	(644,331)
Accumulated other comprehensive income	38,058	48,296
Paramount Group, Inc. equity	3,562,571	3,592,291
Noncontrolling interests in:
Consolidated joint ventures	403,902	402,118
Consolidated real estate related funds	220,206	173,375
Operating Partnership (15,212,454 and 14,586,411 units outstanding)	250,401	242,982
Total equity	4,437,080	4,410,766
Total liabilities and equity	$8,480,089	$8,453,254

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.5% as of March 31, 2023. As of March 31, 2023, the assets and liabilities of the Operating Partnership include $4,065,842 and $2,587,614 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Revenues:
Rental revenue	$181,713	$169,922
Fee and other income	6,761	13,763
Total revenues	188,474	183,685
Expenses:
Operating	70,309	66,661
Depreciation and amortization	58,888	55,624
General and administrative	14,623	15,645
Transaction related costs	128	117
Total expenses	143,948	138,047
Other income (expense):
Income from real estate related fund investments	3,550	-
(Loss) income from unconsolidated real estate related funds	(178)	170
Loss from unconsolidated joint ventures	(5,762)	(5,113)
Interest and other income, net	2,925	231
Interest and debt expense	(36,459)	(34,277)
Income before income taxes	8,602	6,649
Income tax expense	(288)	(527)
Net income	8,314	6,122
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,641)	(3,425)
Consolidated real estate related funds	(823)	1,016
Operating Partnership	(121)	(342)
Net income attributable to common stockholders	$1,729	$3,371

Income per Common Share - Basic:
Income per common share	$0.01	$0.02
Weighted average shares outstanding	216,563,108	218,782,296

Income per Common Share - Diluted:
Income per common share	$0.01	$0.02
Weighted average shares outstanding	216,617,020	218,840,094

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net income	$8,314	$6,122
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(8,390)	18,545
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(2,563)	10,453
Comprehensive (loss) income	(2,639)	35,120
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,641)	(3,425)
Consolidated real estate related funds	(823)	1,016
Operating Partnership	594	(3,012)
Comprehensive (loss) income attributable to common stockholders	$(8,509)	$29,699

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net income	-	-	-	1,729	-	5,641	823	121	8,314
Common shares issued upon redemption of common units	614	6	10,222	-	-	-	-	(10,228)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	39	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(16,834)	-	-	-	(1,276)	(18,110)
Contributions from noncontrolling interests	-	-	-	-	-	283	49,748	-	50,031
Distributions to noncontrolling interests	-	-	-	-	-	(4,140)	(3,740)	-	(7,880)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(7,842)	-	-	(548)	(8,390)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	-	-	-	-	(2,396)	-	-	(167)	(2,563)
Amortization of equity awards	-	-	324	-	-	-	-	4,793	5,117
Reallocation of noncontrolling interest	-	-	(14,724)	-	-	-	-	14,724	-
Balance as of March 31, 2023	217,212	$2,171	$4,181,983	$(659,641)	$38,058	$403,902	$220,206	$250,401	$4,437,080

Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	3,371	-	3,425	(1,016)	342	6,122
Common shares issued under Omnibus share plan, net of shares withheld for taxes	85	-	-	(280)	-	-	-	-	(280)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(16,978)	-	-	-	(1,799)	(18,777)
Distributions to noncontrolling interests	-	-	-	-	-	(14,681)	-	-	(14,681)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	16,837	-	-	1,708	18,545
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	9,491	-	-	962	10,453
Amortization of equity awards	-	-	322	-	-	-	-	6,287	6,609
Reallocation of noncontrolling interest	-	-	(2,925)	-	-	-	-	2,925	-
Balance as of March 31, 2022	219,077	$2,190	$4,120,077	$(552,732)	$28,466	$417,577	$80,909	$366,536	$4,463,023

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$8,314	$6,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,888	55,624
Straight-lining of rental revenue	(7,756)	1,789
Amortization of stock-based compensation expense	5,117	6,562
Amortization of deferred financing costs	1,538	1,538
Loss from unconsolidated joint ventures	5,762	5,113
Distributions of earnings from unconsolidated joint ventures	144	18
Unrealized loss on real estate related fund investments	1,111	-
Loss (income) from unconsolidated real estate related funds	178	(170)
Distributions of earnings from unconsolidated real estate related funds	51	150
Amortization of above and below-market leases, net	(1,036)	(358)
Other non-cash adjustments	(42)	302
Changes in operating assets and liabilities:
Real estate related fund investments	(3,918)	-
Accounts and other receivables	4,457	3,904
Deferred charges	(1,689)	(1,086)
Other assets	(8,469)	(17,688)
Accounts payable and accrued expenses	(3,797)	(3,162)
Other liabilities	(885)	16
Net cash provided by operating activities	57,968	58,674

Cash Flows from Investing Activities:
Additions to real estate	(18,883)	(29,025)
Due from affiliates	-	(49,316)
Investments in an unconsolidated joint venture	-	(9,684)
Contributions of capital to unconsolidated real estate related funds	-	(133)
Net cash used in investing activities	(18,883)	(88,158)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Cash Flows from Financing Activities:
Contributions from noncontrolling interests in consolidated real estate related funds	$49,748	$-
Distributions to noncontrolling interests in consolidated real estate related funds	(3,740)	-
Dividends paid to common stockholders	(16,827)	(15,329)
Distributions paid to common unitholders	(1,199)	(1,566)
Distributions to noncontrolling interests in consolidated joint ventures	(4,140)	(14,681)
Contributions from noncontrolling interests in consolidated joint ventures	283	-
Settlement of accounts payable in connection with repurchases of common shares	(1,847)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(205)	(280)
Net cash provided by (used in) financing activities	22,073	(31,856)

Net increase (decrease) in cash and cash equivalents and restricted cash	61,158	(61,340)
Cash and cash equivalents and restricted cash at beginning of period	449,817	529,666
Cash and cash equivalents and restricted cash at end of period	$510,975	$468,326

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$408,905	$524,900
Restricted cash at beginning of period	40,912	4,766
Cash and cash equivalents and restricted cash at beginning of period	$449,817	$529,666

Cash and cash equivalents at end of period	$451,796	$461,995
Restricted cash at end of period	59,179	6,331
Cash and cash equivalents and restricted cash at end of period	$510,975	$468,326

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$33,338	$33,190
Cash payments for income taxes, net of refunds	317	1,193

Non-Cash Transactions:
Common shares issued upon redemption of common units	10,228	-
Dividends and distributions declared but not yet paid	18,110	18,777
Change in value of interest rate swaps and interest rate caps	(8,390)	18,545
Write-off of fully amortized and/or depreciated assets	10,170	7,084
Additions to real estate included in accounts payable and accrued expenses	8,306	6,868

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.5% of, the Operating Partnership as of March 31, 2023.

As of March 31, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

2.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2022 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results for the full year.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real Estate Related Fund Investments on our consolidated balance sheets represent the investments of Paramount Group Real Estate Fund X, LP ("Fund X"), which invests in mezzanine loans. We are the general partner and investment manager of Fund X, which, prior to December 12, 2022, was accounted for under the equity method of accounting (see Note 4, Investments in Unconsolidated Real Estate Related Funds). Subsequent to December 12, 2022, we increased our ownership interest in Fund X to 13.0% and began consolidating Fund X into our consolidated financial statements.

The following table sets forth the details of income from real estate related fund investments for the three months ended March 31, 2023.

For the Three Months Ended
(Amounts in thousands)	March 31, 2023
Net investment income	$4,661
Net unrealized losses	(1,111)
Income from real estate related fund investments	3,550
Less: noncontrolling interests in consolidated real estate related funds	(2,817)
Income from real estate related fund investments attributable to Paramount Group, Inc.	$733

Residential Development Fund (“RDF”)

We are also the general partner of RDF in which we own a 7.4% interest. RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. We consolidate the financial results of RDF into our consolidated financial statements and reflect the 92.6% interest that we do not own as noncontrolling interests in consolidated real estate related funds. RDF accounts for its 35.0% interest in One Steuart Lane under the equity method of accounting. Accordingly, our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%. See Note 5, Investments in Unconsolidated Joint Ventures.

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of March 31, 2023, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. Subsequent to December 12, 2022, we began consolidating Fund X into our consolidated financial statements (see Note 3, Consolidated Real Estate Related Funds).

As of March 31, 2023 and December 31, 2022, our share of the investments in the unconsolidated real estate related funds was $3,180,000 and $3,411,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” in our consolidated balance sheets. During the three months ended March 31, 2023 and 2022, we recognized a loss of $178,000 and an income of $170,000, respectively, for our share of earnings, which is reflected as “(loss) income from unconsolidated real estate related funds” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2023	December 31, 2022
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center	67.0%	187,471	192,948
55 Second Street (2)	44.1%	84,701	85,340
111 Sutter Street (3)	49.0%	-	-
1600 Broadway (2)	9.2%	8,968	9,113
60 Wall Street (2)	5.0%	24,976	25,034
One Steuart Lane (2)	35.0% (4)	75,545	77,961
Oder-Center, Germany (2)	9.5%	3,373	3,107
Investments in unconsolidated joint ventures		$385,034	$393,503

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2023	2022
712 Fifth Avenue (1)	$-	$-
Market Center	(2,655)	(2,363)
55 Second Street (2)	(639)	(679)
111 Sutter Street (3)	-	(778)
1600 Broadway (2)	(3)	(48)
60 Wall Street (2)	(17)	12
One Steuart Lane (2)	(2,416)	(1,269)
Oder-Center, Germany (2)	(32)	12
Loss from unconsolidated joint ventures	$(5,762)	$(5,113)

(1)
At December 31, 2022, our basis in the joint venture that owns 712 Fifth Avenue was negative $13,427. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the three months ended March 31, 2023, the joint venture had net income of $1,210 of which our 50.0% share was $605. Accordingly, our basis in the joint venture, taking into account our share of income, was negative $12,822 as of March 31, 2023.
(2)
As of March 31, 2023, the carrying amount of our investments in 55 Second Street, 1600 Broadway, 60 Wall Street, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $465, $309, $2,562, $645 and $4,193, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
At December 31, 2022, our basis in the joint venture that owns 111 Sutter Street was negative $107. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the three months ended March 31, 2023, the joint venture had net loss of $3,932 of which our 49.0% share was $1,927. Accordingly, our basis in the joint venture, taking into account our share of loss, was negative $2,034 as of March 31, 2023.
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

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2023	December 31, 2022
Real estate, net	$2,394,692	$2,377,084
Cash and cash equivalents and restricted cash	237,588	252,540
Intangible assets, net	64,517	69,599
For-sale residential condominium units (1)	321,077	322,232
Other assets	80,520	87,054
Total assets	$3,098,394	$3,108,509

Notes and mortgages payable, net	$1,839,321	$1,834,916
Intangible liabilities, net	9,299	10,972
Other liabilities	60,496	50,783
Total liabilities	1,909,116	1,896,671
Equity	1,189,278	1,211,838
Total liabilities and equity	$3,098,394	$3,108,509

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2023	2022
Revenues:
Rental revenue	$40,221	$57,520
Other income	1,757	18,582	(2)
Total revenues	41,978	76,102
Expenses:
Operating	24,701	42,508	(2)
Depreciation and amortization	17,765	26,898
Total expenses	42,466	69,406
Other income (expense):
Interest and other income (loss)	709	(42)
Interest and debt expense	(15,446)	(17,598)
Loss before income taxes	(15,225)	(10,944)
Income tax expense	(11)	(29)
Net loss	$(15,236)	$(10,973)

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

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Intangible assets:
Gross amount	$270,077	$337,104
Accumulated amortization	(185,725)	(246,723)
	$84,352	$90,381
Intangible liabilities:
Gross amount	$138,353	$138,726
Accumulated amortization	(104,415)	(102,533)
	$33,938	$36,193

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Amortization of above and below-market leases, net (component of "rental revenue")	$1,036	$358
Amortization of acquired in-place leases (component of "depreciation and amortization")	4,809	5,531

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the nine-month period from April 1, 2023 through December 31, 2023, and each of the five succeeding years commencing from January 1, 2024.

(Amounts in thousands) For the Year Ending December 31,	Above and Below-Market Leases, Net	In-Place Leases
2023	$4,230	$12,896
2024	5,930	14,248
2025	4,584	10,451
2026	2,711	7,896
2027	2,398	7,252
2028	2,318	6,979

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2023	March 31, 2023	December 31, 2022
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024 (2)	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (3)	2.46%	500,000	500,000
	Aug-2026	L + 356 bps (4)	5.56%	360,000	360,000
			3.76%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023 (2)	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.58%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(16,508)	(17,682)
Total notes and mortgages payable, net				$3,841,492	$3,840,318

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

We have entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive loss of $8,390,000 and other comprehensive income of $18,545,000 for the three months ended March 31, 2023 and 2022, respectively, from the changes in fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $24,666,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,610	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,610	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$3,773	$6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$3,773	$6,123

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of March 31, 2023, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of March 31, 2023 we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three months ended March 31, 2023 and 2022, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Amount of (loss) income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$(1,039)	$18,173
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense (1)	(7,351)	372
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	(573)	9,495
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(1,990)	958

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of March 31, 2023 and December 31, 2022, noncontrolling interests in our consolidated joint ventures aggregated $403,902,000 and $402,118,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of March 31, 2023 and December 31, 2022, the noncontrolling interests in our consolidated real estate related funds aggregated $220,206,000 and $173,375,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2023 and December 31, 2022, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $250,401,000 and $242,982,000, respectively, and a redemption value of $69,369,000 and $86,644,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.5% of, the Operating Partnership as of March 31, 2023. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2023 and December 31, 2022, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Real estate, net	$3,349,043	$3,364,482
Cash and cash equivalents and restricted cash	199,287	144,446
Accounts and other receivables	10,613	13,647
Real estate related fund investments	108,176	105,369
Investments in unconsolidated joint ventures	75,545	77,961
Deferred rent receivable	201,190	197,658
Deferred charges, net	48,133	49,485
Intangible assets, net	47,963	50,553
Other assets	25,892	9,860
Total VIE assets	$4,065,842	$4,013,461

Notes and mortgages payable, net	$2,490,410	$2,489,902
Accounts payable and accrued expenses	64,878	61,492
Intangible liabilities, net	20,747	21,936
Other liabilities	11,579	6,051
Total VIE liabilities	$2,587,614	$2,579,381

Unconsolidated VIEs

As of March 31, 2023, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate related funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Investments	$3,180	$3,411
Asset management fees and other receivables	5	21
Maximum risk of loss	$3,185	$3,432

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$108,176	$-	$-	$108,176
Interest rate swap assets (included in "other assets")	26,610	-	26,610	-
Interest rate cap assets (included in "other assets")	3,773	-	3,773	-
Total assets	$138,559	$-	$30,383	$108,176

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$105,369	$-	$-	$105,369
Interest rate swap assets (included in "other assets")	32,681	-	32,681	-
Interest rate cap assets (included in "other assets")	6,123	-	6,123	-
Total assets	$144,173	$-	$38,804	$105,369

Real Estate Related Fund Investments

As of March 31, 2023, real estate related fund investments were comprised of investments in mezzanine loans made by Fund X. These investments are measured at fair value on our consolidated balance sheet and are classified as Level 3. The primary unobservable inputs used in determining the fair value of mezzanine loans are credit spreads paid over the base rate, which ranged between 9.25% and 10.00% as of March 31, 2023. A significant increase or decrease in the credit spreads would result in a significantly lower or higher fair value, respectively.

The table below summarizes the changes in the fair value of real estate related fund investments that are classified as Level 3 for the three months ended March 31, 2023.

For the Three Months Ended
(Amounts in thousands)	March 31, 2023
Beginning balance	$105,369
Additional investments	3,918
Net unrealized losses	(1,111)
Ending balance	$108,176

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,585,494	$3,858,000	$3,566,096
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,585,494	$3,858,000	$3,566,096

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Rental revenue:
Fixed	$165,863	$154,777
Variable	15,850	15,145
Total rental revenue	$181,713	$169,922

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of March 31, 2023, for the nine-month period from April 1, 2023 through December 31, 2023, and each of the five succeeding years and thereafter commencing January 1, 2024.

(Amounts in thousands)
2023	$474,452
2024	638,075
2025	590,547
2026	510,358
2027	449,888
2028	444,113
Thereafter	1,953,956
Total	$5,061,389

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Fee income:
Asset management	$2,175	$2,885
Property management	1,862	2,219
Acquisition, disposition, leasing and other	520	6,884
Total fee income	4,557	11,988
Other income (1)	2,204	1,775
Total fee and other income	$6,761	$13,763

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Interest expense	$34,921	$32,739
Amortization of deferred financing costs	1,538	1,538
Total interest and debt expense	$36,459	$34,277

17.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $5,117,000 and $6,562,000 for the three months ended March 31, 2023 and 2022, respectively, related to awards granted in prior periods, including the equity awards granted on January 25, 2023 (“2023 Equity Grants”) described below.

2023 Equity Grants

2023 Performance-Based Awards Program (“2023 Performance Program”)

On January 25, 2023, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the 2023 Performance Program, a multi-year performance-based long-term incentive compensation program. Under the 2023 Performance Program, participants may earn awards in the form of LTIP units based on our achievement of rigorous Net Operating Income (“NOI”) goals over a three-year performance measurement period beginning on January 1, 2023 and continuing through December 31, 2025. The amount of LTIP units otherwise earned based on the achievement of the NOI goals would then be increased or decreased based on our Total Shareholder Return (“TSR”) versus that of our New York City office REIT peers (comprised of Vornado Realty Trust, SL Green Realty Corp. and Empire State Realty Trust) but the modifier will not result in a total payout exceeding 100% of the units granted. Additionally, if our TSR is negative over the three-year performance measurement period, then the number of LTIP units that are earned under the 2023 Performance Program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Furthermore, awards earned under the 2023 Performance Program are subject to vesting based on continued employment with us through December 31, 2026, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2026. Our Named Executive Officers are required to hold earned awards for an additional year following vesting. Awards granted under the 2023 Performance Program had a fair value of $7,067,000 on the date of the grant, which is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

Time-Based Unit Awards Program (LTIP Units, AOLTIP Units and Restricted Stock)

On January 25, 2023, we also granted an aggregate of 796,349 LTIP units, 2,054,270 AOLTIP units and 81,531 shares of Restricted Stock to our executive officers and employees that will vest over a period of three to four years. The fair value of LTIP units, AOLTIP units and restricted stock on the date of the grant were $4,528,000, $3,752,000, and $503,000, respectively, and these awards are being amortized into expense on a straight-line basis over the vesting period.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completion of the 2020 Performance-Based Awards Program (“2020 Performance Program”)

The three-year performance measurement period with respect to our 2020 Performance Program ended on December 31, 2022. On January 25, 2023, the Compensation Committee determined that (i) our TSR ranked in the 75th percentile amongst the TSR of our New York City office REIT peers and (ii) our TSR ranked in the 37th percentile amongst the performance of the SNL U.S. Office REIT Index constituents, resulting in a payout of approximately 59.7% of the LTIP units granted. Additionally, in accordance with the 2020 Performance Program, the final payout was reduced by 30.0% since our TSR was negative over the three-year performance measurement period. Accordingly, of the 1,068,693 LTIP units that were granted under the 2020 Performance Program, 443,713 LTIP units were earned. Of the LTIP units that were earned, 221,850 LTIP units vested immediately on January 25, 2023 and the remaining 221,863 LTIP units will vest on December 31, 2023. This award had a grant date fair value of $7,488,000 and a remaining unrecognized compensation cost of $613,000 as of March 31, 2023, which will be amortized into expense over a weighted-average period of 0.8 years.

18.
Earnings Per Share

The following table summarizes our net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022
Numerator:
Net income attributable to common stockholders	$1,729	$3,371
Earnings allocated to unvested participating securities	(20)	(21)
Numerator for income per common share - basic and diluted	$1,709	$3,350
Denominator:
Denominator for basic income per common share - weighted average shares	216,563	218,782
Effect of dilutive stock-based compensation plans (1)	54	58
Denominator for diluted income per common share - weighted average shares	216,617	218,840

Income per common share - basic and diluted	$0.01	$0.02

(1)
The effect of dilutive securities excludes 17,335 and 28,713 weighted average share equivalents for the three months ended March 31, 2023 and 2022, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $263,000 and $489,000 for the three months ended March 31, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $49,000 and $52,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,653,000 and $10,783,000 for the three months ended March 31, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of March 31, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $2,583,000 and $3,032,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $117,000 and $389,000 for the three months ended March 31, 2023 and 2022, respectively, in connection with this agreement. As of March 31, 2023 and December 31, 2022, we owed $117,000 and $119,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), leased 3,330 square feet at 1633 Broadway (“1633 Lease”). In December 2022, upon expiration of the 1633 Lease, ParkProperty entered into a five-year lease for 4,233 square feet at 1325 Avenue of the Americas. We recognized rental revenue of $69,000 and $54,000 for the three months ended March 31, 2023 and 2022, respectively, pursuant to these leases.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our Board of Directors. We recognized $93,000 and $91,000 for the three months ended March 31, 2023 and 2022, respectively, for our share of rental income pursuant to this lease.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $57,400,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$183,917	$117,226	$67,302	$(611)
Property-related operating expenses	(70,309)	(49,521)	(20,268)	(520)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	10,381	3,363	7,019	(1)
NOI (1)	$123,989	$71,068	$54,053	$(1,132)

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$171,697	$115,405	$57,089	$(797)
Property-related operating expenses	(66,661)	(48,211)	(17,292)	(1,158)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,234	2,818	8,354	62
NOI (1)	$116,270	$70,012	$48,151	$(1,893)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
NOI	$123,989	$116,270
Add (subtract) adjustments to arrive to net income:
Fee income	4,557	11,988
Depreciation and amortization expense	(58,888)	(55,624)
General and administrative expenses	(14,623)	(15,645)
Income from real estate related fund investments	3,550	-
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(10,381)	(11,234)
Loss from unconsolidated joint ventures	(5,762)	(5,113)
Interest and other income, net	2,925	231
Interest and debt expense	(36,459)	(34,277)
Other, net	(306)	53
Income before income taxes	8,602	6,649
Income tax expense	(288)	(527)
Net income	8,314	6,122
Less net income attributable to noncontrolling interests in:
Consolidated joint ventures	(5,641)	(3,425)
Consolidated real estate related funds	(823)	1,016
Operating Partnership	(121)	(342)
Net income attributable to common stockholders	$1,729	$3,371

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2023	$8,480,089	$5,286,815	$2,630,453	$562,821
December 31, 2022	8,453,254	5,311,636	2,631,265	510,353

22.
Subsequent Events

On May 1, 2023, First Republic Bank (“First Republic”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. In connection therewith, JPMorgan Chase Bank, National Association (N.A.), Columbus, Ohio, acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic from the FDIC. While the details of the acquisition of First Republic’s assets and the assumption of First Republic’s liabilities are unclear at this time, Paramount, through a wholly-owned subsidiary, is the landlord under certain lease agreements with First Republic at our One Front Street property in San Francisco. These lease agreements expire over various periods between June 2025 and December 2032. As of March 31, 2023, First Republic leased approximately 460,000 square feet pursuant to these lease agreements and accounts for approximately $43,000,000, or 6.4% of our annualized rents. First Republic remains current on its financial obligations under these lease agreements through May 2023.

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
•
the risk we may lose a major tenant or that a major tenant may be adversely impacted by market and economic conditions, including rising inflation and interest rates;
•
the impact of the Federal Deposit Insurance Corporation being appointed as receiver of our tenant First Republic Bank and the acquisition of all deposit accounts and substantially all the assets of First Republic Bank by JPMorgan Chase Bank;
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
•
compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•
any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2022, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully, our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.5% of, the Operating Partnership as of March 31, 2023.

As of March 31, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of March 31, 2023 we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Subsequent Events

On May 1, 2023, First Republic Bank (“First Republic”) was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. In connection therewith, JPMorgan Chase Bank, National Association (N.A.), Columbus, Ohio, acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic from the FDIC. While the details of the acquisition of First Republic’s assets and the assumption of First Republic’s liabilities are unclear at this time, Paramount, through a wholly-owned subsidiary, is the landlord under certain lease agreements with First Republic at our One Front Street property in San Francisco. These lease agreements expire over various periods between June 2025 and December 2032. As of March 31, 2023, First Republic leased approximately 460,000 square feet pursuant to these lease agreements and accounts for approximately $43,000,000, or 6.4% of our annualized rents. First Republic remains current on its financial obligations under these lease agreements through May 2023.

Leasing Results - Three Months Ended March 31, 2023

In the three months ended March 31, 2023, we leased 195,634 square feet, of which our share was 170,333 square feet that was leased at a weighted average initial rent of $82.21 per square foot. This leasing activity, offset by the lease expirations in the three months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 150 basis points to 89.8% at March 31, 2023 from 91.3% at December 31, 2022. The 150 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of Credit Agricole's 305,132 square foot lease in February 2023, partially offset by O'Melveny & Myers 160,708 square foot lease; both of which were at 1301 Avenue of the Americas in our New York portfolio.

Of the 195,634 square feet leased in the three months ended March 31, 2023, 143,882 square feet represented our share of second generation space (space leased in the current period that has been (i) vacant for less than twelve months, or (ii) pre-leased prior to its scheduled expiration) for which rental rates increased by 0.9% on a GAAP basis and decreased by 1.9% on a cash basis. The weighted average lease term for leases signed during the three months was 13.0 years and weighted average tenant improvements and leasing commissions on these leases were $12.77 per square foot per annum, or 15.5% of initial rent.

New York

In the three months ended March 31, 2023, we leased 118,967 square feet in our New York portfolio, which was leased at a weighted average initial rent of $81.00 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 190 basis points to 90.2% at March 31, 2023 from 92.1% at December 31, 2022. The 190 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of Credit Agricole's 305,132 square foot lease in February 2023, partially offset by O'Melveny & Myers 160,708 square foot lease; both of which were at 1301 Avenue of the Americas.

Of the 118,967 square feet leased in the three months ended March 31, 2023, 92,516 square feet represented second generation space for which rental rates increased by 8.7% on a GAAP basis and decreased by 3.6% on a cash basis. The weighted average lease term for leases signed during the three months was 16.5 years and weighted average tenant improvements and leasing commissions on these leases were $11.82 per square foot per annum, or 14.6% of initial rent.

San Francisco

In the three months ended March 31, 2023, we leased 76,667 square feet in our San Francisco portfolio, of which our share was 51,366 square feet that was leased at a weighted average initial rent of $85.00 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 20 basis points to 88.7% at March 31, 2023 from 88.9% at December 31, 2022. Of the 76,667 square feet leased in the three months, 51,366 square feet represented our share of second generation space for which rental rates decreased by 11.0% on a GAAP basis and increased by 1.2% on a cash basis. The weighted average lease term for leases signed during the three months was 5.0 years and weighted average tenant improvements and leasing commissions on these leases were $20.00 per square foot per annum, or 23.5% of initial rent.

The following table presents additional details on the leases signed during the three months ended March 31, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2023	Total	New York	San Francisco
Total square feet leased	195,634	118,967	76,667
Pro rata share of total square feet leased:	170,333	118,967	51,366
Initial rent (1)	$82.21	$81.00	$85.00
Weighted average lease term (in years)	13.0	16.5	5.0

Tenant improvements and leasing commissions:
Per square foot	$166.38	$195.04	$100.00
Per square foot per annum	$12.77	$11.82	$20.00
Percentage of initial rent	15.5%	14.6%	23.5%

Rent concessions:
Average free rent period (in months)	15.0	18.0	8.0
Average free rent period per annum (in months)	1.1	1.1	1.6

Second generation space: (2)
Square feet	143,882	92,516	51,366
Cash basis:
Initial rent (1)	$82.43	$81.00	$85.00
Prior escalated rent (3)	$84.00	$84.02	$83.97
Percentage (decrease) increase	(1.9%)	(3.6%)	1.2%
GAAP basis:
Straight-line rent	$79.72	$80.31	$78.66
Prior straight-line rent	$79.04	$73.88	$88.35
Percentage increase (decrease)	0.9%	8.7%	(11.0%)

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period that has been (i) vacant for less than twelve months, or (ii) pre-leased prior to its scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of March 31, 2023	89.8%	90.2%	88.7%
As of December 31, 2022	91.3%	92.1%	88.9%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended March 31, 2023 and 2022

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $1,729,000, or $0.01 per diluted share, for the three months ended March 31, 2023, compared to $3,371,000, or $0.02 per diluted share, for the three months ended March 31, 2022.

Funds from Operations (“FFO”) attributable to common stockholders was $56,779,000, or $0.26 per diluted share, for the three months ended March 31, 2023, compared to $54,873,000, or $0.25 per diluted share, for the three months ended March 31, 2022. FFO attributable to common stockholders for the three months ended March 31, 2023 and 2022 includes the impact of other non-core items, which are listed in the table on page 44. While the aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2023 and 2022 by $605,000 and $295,000, respectively, it had no impact on FFO per diluted share in either period.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 44, was $56,174,000, or $0.26 per diluted share, for the three months ended March 31, 2023, compared to $54,578,000, or $0.25 per diluted share, for the three months ended March 31, 2022.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2023 versus March 31, 2022.

	Total	New York	San Francisco
Same Store NOI	7.1%	5.4%	10.9%
Same Store Cash NOI	0.1%	(0.7%)	1.9%

See pages 40-44 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2023 and 2022

The following pages summarize our consolidated results of operations for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$181,713	$169,922	$11,791
Fee and other income	6,761	13,763	(7,002)
Total revenues	188,474	183,685	4,789
Expenses:
Operating	70,309	66,661	3,648
Depreciation and amortization	58,888	55,624	3,264
General and administrative	14,623	15,645	(1,022)
Transaction related costs	128	117	11
Total expenses	143,948	138,047	5,901
Other income (expense):
Income from real estate related fund investments	3,550	-	3,550
(Loss) income from unconsolidated real estate related funds	(178)	170	(348)
Loss from unconsolidated joint ventures	(5,762)	(5,113)	(649)
Interest and other income, net	2,925	231	2,694
Interest and debt expense	(36,459)	(34,277)	(2,182)
Income before income taxes	8,602	6,649	1,953
Income tax expense	(288)	(527)	239
Net income	8,314	6,122	2,192
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(5,641)	(3,425)	(2,216)
Consolidated real estate related funds	(823)	1,016	(1,839)
Operating Partnership	(121)	(342)	221
Net income attributable to common stockholders	$1,729	$3,371	$(1,642)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $188,474,000 for the three months ended March 31, 2023, compared to $183,685,000 for the three months ended March 31, 2022, an increase of $4,789,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$13,374	$3,097	(1)	$10,277	(1)	$-
Other, net	(1,583)	(1,771)	(2)	-		188
Increase in rental revenue	$11,791	$1,326		$10,277		$188

Fee and other income
Fee income
Asset management	$(710)	$-		$-		$(710)
Property management	(357)	-		-		(357)
Acquisition, disposition, leasing and other	(6,364)	-		-		(6,364)	(3)
Decrease in fee income	(7,431)	-		-		(7,431)
Other income
Same store operations	429	495		(64)		(2)
Increase (decrease) in other income	429	495		(64)		(2)
(Decrease) increase in fee and other income	$(7,002)	$495		$(64)		$(7,433)

Total increase (decrease) in revenues	$4,789	$1,821		$10,213		$(7,245)

(1)
Primarily due to higher average occupancy in the current year and higher expense reimbursements from increased operating expenses.
(2)
Primarily due to income of $1,809 in the prior year, in connection with a tenant's lease termination at 1633 Broadway.
(3)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in February 2022.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $143,948,000 for the three months ended March 31, 2023, compared to $138,047,000 for the three months ended March 31, 2022, an increase of $5,901,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$4,286	$1,310	(1)	$2,976	(1)	$-
Other, net	(638)	-		-		(638)
Increase (decrease) in operating	$3,648	$1,310		$2,976		$(638)

Depreciation and amortization
Operations	$3,264	$1,554		$1,417		$293
Increase in depreciation and amortization	$3,264	$1,554		$1,417		$293

General and administrative
Operations	$(1,022)	$-		$-		$(1,022)
Decrease in general and administrative	$(1,022)	$-		$-		$(1,022)

Increase in transaction related costs	$11	$-		$-		$11

Total increase (decrease) in expenses	$5,901	$2,864		$4,393		$(1,356)

(1)
Primarily due to higher operating expenses driven by higher average occupancy in the current year.

Income from Real Estate Related Fund Investments

Income from real estate related fund investments was $3,550,000 for the three months ended March 31, 2023, and represented income attributable to Fund X, which we began consolidating into our consolidated financial statements effective December 12, 2022, and in which we have a 13% ownership interest.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $178,000 for the three months ended March 31, 2023, which represented our share of loss from Paramount Group Real Estate Fund VIII, LP (“Fund VIII”). Income from unconsolidated real estate related funds was $170,000 for the three months ended March 31, 2022, which represented our share of income from Fund VIII and Fund X.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $5,762,000 for the three months ended March 31, 2023, compared to $5,113,000 for the three months ended March 31, 2022, an increase in loss of $649,000. This increase in loss resulted from:

(Amounts in thousands)
Higher loss on One Steuart Lane ($2,416 in 2023, compared to $1,269 in 2022)	$(1,147)	(1)
Other, net	498
Total increase in loss	$(649)

(1)
The loss in the three months ended March 31, 2022 was partially offset by the gain on sale of residential condominium units at One Steuart Lane.

Interest and Other Income, net

Interest and other income was $2,925,000 for the three months ended March 31, 2023, compared to $231,000 for the three months ended March 31, 2022, an increase in income of $2,694,000. This increase resulted from higher yields on short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $36,459,000 for the three months ended March 31, 2023, compared to $34,277,000 for the three months ended March 31, 2022, an increase of $2,182,000. This increase resulted primarily from higher interest on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average LIBOR rates in the current year's three months compared to the prior year.

Income Tax Expense

Income tax expense was $288,000 for the three months ended March 31, 2023, compared to $527,000 for the three months ended March 31, 2022, a decrease of $239,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,641,000 for the three months ended March 31, 2023, compared to $3,425,000 for the three months ended March 31, 2022, a $2,216,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase resulted primarily from higher net income attributable to One Market Plaza, resulting from higher average occupancy in the current year.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interest in consolidated real estate related funds was $823,000 for the three months ended March 31, 2023, compared to a net loss attributable to noncontrollling interests of $1,016,000 for the three months ended March 31, 2022, an increase in income of $1,839,000. This increase was primarily due to income from Fund X that was attributable to the noncontrolling interests resulting from the consolidation of Fund X effective December 12, 2022.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $121,000 for the three months ended March 31, 2023, compared to $342,000 for the three months ended March 31, 2022, a decrease in net income allocated to noncontrolling interests of $221,000. This decrease resulted from (i) lower net income subject to allocation to the unitholders of the Operating Partnership in the current year and (ii) lower ownership in the Operating Partnership due to unit redemptions.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of March 31, 2023, we had $1.26 billion of liquidity comprised of $451,796,000 of cash and cash equivalents, $59,179,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of March 31, 2023, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility. In October 2023, the $273,000,000 mortgage loan at 300 Mission Street is scheduled to mature and in February 2024, the $975,000,000 mortgage loan at One Market Plaza is also scheduled to mature. We are exploring various alternatives to refinance these loans. We may refinance these debts or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On March 15, 2023, we declared a quarterly cash dividend of $0.0775 per share of common stock for the first quarter ended March 31, 2023, which was paid on April 14, 2023 to stockholders of record as of the close of business on March 31, 2023. This dividend policy, if continued, would require us to pay out approximately $18,100,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2023, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $625,324,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of March 31, 2023 we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $57,400,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $510,975,000 and $449,817,000 as of March 31, 2023 and December 31, 2022, respectively, and $468,326,000 and $529,666,000 as of March 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents and restricted cash increased by $61,158,000 for the three months ended March 31, 2023 and decreased by $61,340,000 for the three months ended March 31, 2022. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$57,968	$58,674
Investing activities	(18,883)	(88,158)
Financing activities	22,073	(31,856)

Operating Activities

Three months ended March 31, 2023 – We generated $57,968,000 of cash from operating activities for the three months ended March 31, 2023, primarily from (i) $72,074,000 of net income (before $63,760,000 of non-cash adjustments) and (ii) $195,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $14,301,000 of net changes in operating assets and liabilities. Non-cash adjustments of $63,760,000 were primarily comprised of depreciation and amortization, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Three months ended March 31, 2022 – We generated $58,674,000 of cash from operating activities for the three months ended March 31, 2022, primarily from (i) $76,522,000 of net income (before $70,400,000 of non-cash adjustments) and (ii) $168,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $18,016,000 of net changes in operating assets and liabilities. Non-cash adjustments of $70,400,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Investing Activities

Three months ended March 31, 2023 – We used $18,883,000 of cash for investing activities for the three months ended March 31, 2023, for additions to real estate, which were comprised of spending for tenant improvements and other building improvements.

Three months ended March 31, 2022 – We used $88,158,000 of cash for investing activities for the three months ended March 31, 2022, primarily for (i) $49,316,000 for amounts due from affiliates, (ii) $29,025,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (iii) $9,684,000 for our investment in 1600 Broadway, and (iv) $133,000 for contributions of capital to unconsolidated real estate related funds.

Financing Activities

Three months ended March 31, 2023 – We generated $22,073,000 of cash from financing activities for the three months ended March 31, 2023, primarily from (i) $49,748,000 of contributions from noncontrolling interests in consolidated real estate related funds and (ii) $283,000 of contributions from noncontrolling interests in consolidated joint ventures, partially offset by (iii) $18,026,000 for dividends and distributions to common stockholders and unitholders, (iv) $4,140,000 for distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, (v) $3,740,000 for distributions to noncontrolling interests in Fund X, (vi) $1,847,000 for the settlement of accounts payable in connection with repurchases of common shares in 2022 and (vii) $205,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Three months ended March 31, 2022 – We used $31,856,000 of cash for financing activities for the three months ended March 31, 2022, primarily for (i) $16,895,000 for dividends and distributions to common stockholders and unitholders, (ii) $14,681,000 for distributions to noncontrolling interests in One Market Plaza, 300 Mission Street and 1633 Broadway and (iii) $280,000 for the repurchases of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$8,314	$5,838	$13,087	$(10,611)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,888	39,167	18,482	1,239
General and administrative	14,623	-	-	14,623
Interest and debt expense	36,459	23,122	12,582	755
Income tax expense	288	-	23	265
Income from real estate related fund investments	(3,550)	-	-	(3,550)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	10,381	3,363	7,019	(1)
Loss from unconsolidated joint ventures	5,762	20	3,294	2,448
Fee income	(4,557)	-	-	(4,557)
Interest and other income, net	(2,925)	(442)	(434)	(2,049)
Other, net	306	-	-	306
NOI	123,989	71,068	54,053	(1,132)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(22,712)	(2,623)	(20,089)	-
Paramount's share of NOI	$101,277	$68,445	$33,964	$(1,132)

NOI	$123,989	$71,068	$54,053	$(1,132)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(7,691)	(3,024)	(4,989)	322
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,838)	(320)	(1,518)	-
Cash NOI	114,460	67,724	47,546	(810)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(19,845)	(2,778)	(17,067)	-
Paramount's share of Cash NOI	$94,615	$64,946	$30,479	$(810)

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$6,122	$8,604	$6,360	$(8,842)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	55,624	37,613	17,065	946
General and administrative	15,645	-	-	15,645
Interest and debt expense	34,277	20,937	12,576	764
Income tax expense	527	1	4	522
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,234	2,818	8,354	62
Loss from unconsolidated joint ventures	5,113	36	3,820	1,257
Fee income	(11,988)	-	-	(11,988)
Interest and other (income) loss, net	(231)	3	(28)	(206)
Other, net	(53)	-	-	(53)
NOI	116,270	70,012	48,151	(1,893)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,322)	(2,809)	(17,513)	-
Paramount's share of NOI	$95,948	$67,203	$30,638	$(1,893)

NOI	$116,270	$70,012	$48,151	$(1,893)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	1,658	549	1,019	90
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,197)	467	(1,664)	-
Cash NOI	116,731	71,028	47,506	(1,803)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,513)	(2,915)	(17,598)	-
Paramount's share of Cash NOI	$96,218	$68,113	$29,908	$(1,803)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2023 and 2022. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represents our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2023 (1)	$101,277	$68,445		$33,964	$(1,132)
Acquisitions / Redevelopment and other, net	1,079	(53)	(2)	-	1,132
Paramount's share of Same Store NOI for the
three months ended March 31, 2023	$102,356	$68,392		$33,964	$-

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2022 (1)	$95,948	$67,203		$30,638	$(1,893)
Lease termination income	(1,718)	(1,718)		-	-
Acquisitions / Redevelopment and other, net	1,314	(579)	(2)	-	1,893
Paramount's share of Same Store NOI for the
three months ended March 31, 2022	$95,544	$64,906		$30,638	$-

Increase in Same Store NOI	$6,812	$3,486		$3,326	$-
% Increase	7.1%	5.4%		10.9%

(1)
See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes our share of NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2023 (1)	$94,615	$64,946		$30,479	$(810)
Acquisitions / Redevelopment and other, net	753	(57)	(2)	-	810
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2023	$95,368	$64,889		$30,479	$-

	For the Three Months Ended March 31, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2022 (1)	$96,218	$68,113		$29,908	$(1,803)
Lease termination income	(1,718)	(1,718)		-	-
Acquisitions / Redevelopment and other, net	749	(1,054)	(2)	-	1,803
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2022	$95,249	$65,341		$29,908	$-

Increase (decrease) in Same Store Cash NOI	$119	$(452)		$571	$-
% Increase (decrease)	0.1%	(0.7%)		1.9%

(1)
See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes our share of Cash NOI attributable to 60 Wall Street which was taken "out-of-service" for redevelopment.

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

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2023	2022
Reconciliation of net income to FFO and Core FFO:
Net income	$8,314	$6,122
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	68,431	65,825
FFO	76,745	71,947
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(15,175)	(12,515)
Consolidated real estate related funds	(830)	1,009
Operating Partnership	(3,961)	(5,568)
FFO attributable to common stockholders	$56,779	$54,873
Per diluted share	$0.26	$0.25

FFO	$76,745	$71,947
Non-core items:
FFO attributable to One Steuart Lane, including after-tax net gain on sale of residential condominium units	2,409	1,262
Adjustments to equity in earnings for contributions to (distributions from) unconsolidated joint ventures	(1,322)	(583)
Adjustment for realized and unrealized losses from consolidated and unconsolidated real estate related fund investments	1,335	47
Other, net	128	117
Core FFO	79,295	72,790
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(15,175)	(12,515)
Consolidated real estate related funds	(4,027)	(159)
Operating Partnership	(3,919)	(5,538)
Core FFO attributable to common stockholders	$56,174	$54,578
Per diluted share	$0.26	$0.25

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	216,563,108	218,782,296
Effect of dilutive securities	53,912	57,798
Denominator for FFO and Core FFO per diluted share	216,617,020	218,840,094

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2023.

Property	Rate	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street (1)	3.65%	$273,000	$-	$-	$-	$-	$-	$273,000	$267,965
One Market Plaza	4.03%	-	975,000	-	-	-	-	975,000	950,751
31 West 52nd Street	3.80%	-	-	-	500,000	-	-	500,000	462,966
1301 Avenue of the Americas (2)	2.46%	-	-	-	500,000	-	-	500,000	499,438
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,044,779
Total Fixed Rate Debt	3.37%	$273,000	$975,000	$-	$1,000,000	$-	$1,250,000	$3,498,000	$3,225,899

Variable Rate Debt:
1301 Avenue of the Americas (3)	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$359,595
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$359,595

Total Consolidated Debt	3.58%	$273,000	$975,000	$-	$1,360,000	$-	$1,250,000	$3,858,000	$3,585,494

(1)
Matures in October 2023.
(2)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(3)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See table below.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of March 31, 2023, of which our share was $625,324,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of March 31, 2023.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,610	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,610	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$3,773	$6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$3,773	$6,123

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of March 31, 2023			As of December 31, 2022
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	5.56%	$3,600	$360,000	5.56%
Fixed Rate (1)	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.52%	$3,600	$3,047,665	3.52%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$114,299	6.53%	$1,143	$113,739	6.12%
Fixed rate	511,025	3.30%	-	511,025	3.30%
	$625,324	3.89%	$1,143	$624,764	3.82%

Noncontrolling interests' share of above			$(309)
Total change in annual net income			$4,434
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 45.

On December 31, 2021, the Financial Conduct Authority (“FCA”) ceased the publication of the one-week and two-month LIBOR rates. The remaining LIBOR rates will continue to be published through June 30, 2023, after which the interest rate for our variable rate debt and derivative instruments, including interest rates for our variable rate debt and derivative instruments of our unconsolidated joint ventures, will be based on an alternative variable rate as specified in the applicable documentation governing such debt or derivative instruments or as otherwise agreed upon. While we expect LIBOR to be available in substantially its current form until at least the end of June 2023, if sufficient banks decline to make submissions to the LIBOR administrator, it is possible that LIBOR may become unavailable prior to that point, which could increase our risk associated with the transition to an alternative variable rate. Effective December 31, 2021, banks stopped issuing new LIBOR indexed debt. The discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, however, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form. As of March 31, 2023, all of our outstanding variable rate notes and mortgages payable and derivative instruments are indexed to LIBOR and we will continue to monitor and evaluate the related risks.

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

As of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

On May 1, 2023, our tenant, First Republic Bank (“First Republic”), was closed by the California Department of Financial Protection and Innovation, which immediately appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver, and such closing could cause an adverse effect on us, including our results of operations and cash flow.

On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. In connection therewith, JPMorgan Chase Bank, National Association (N.A.), Columbus, Ohio acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic from the FDIC. While the details of the acquisition of First Republic’s assets and the assumption of First Republic’s liabilities are unclear at this time, Paramount, through a wholly-owned subsidiary, is the landlord under certain lease agreements with First Republic at our One Front Street property in San Francisco. These lease agreements expire over various periods between June 2025 and December 2032. As of March 31, 2023, First Republic leased approximately 460,000 square feet pursuant to these lease agreements and accounts for approximately $43,000,000, or 6.4% of our annualized rents. First Republic remains current on its financial obligations under these lease agreements through May 2023. Although the situation is still developing, if First Republic’s leases are repudiated, or if First Republic or any successor were to default under its leases or fail to renew its leases, our results of operations and cash flow could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2023, we issued an aggregate of 113,288 shares of common stock in exchange for 113,288 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

The following table summarizes our purchase of equity securities in the three months ended March 31, 2023.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Available for Future Purchased under the Plans or Programs (2)
January 2023	-		$-	-	$15,000,000
February 2023	34,059	(1)	6.03	-	15,000,000
March 2023	-		-	-	15,000,000

(1)
Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.
(2)
On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of March 31, 2023 we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

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

Paramount Group, Inc.
Date:	May 3, 2023	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	May 3, 2023	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)