Form 10-Q
period 2023-06-30
Paramount Group, Inc.
filed 2023-07-31
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

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

As of July 14, 2023, there were 217,306,498 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2023	December 31, 2022
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,199,074	6,177,540
	8,165,311	8,143,777
Accumulated depreciation and amortization	(1,377,917)	(1,297,553)
Real estate, net	6,787,394	6,846,224
Cash and cash equivalents	434,751	408,905
Restricted cash	72,680	40,912
Accounts and other receivables	13,692	23,866
Real estate related fund investments	66,606	105,369
Investments in unconsolidated real estate related funds	5,270	3,411
Investments in unconsolidated joint ventures	398,677	393,503
Deferred rent receivable	346,583	346,338
Deferred charges, net of accumulated amortization of $75,732 and $68,686	113,271	120,685
Intangible assets, net of accumulated amortization of $189,123 and $246,723	79,558	90,381
Other assets	49,497	73,660
Total assets (1)	$8,367,979	$8,453,254

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $15,331 and $17,682	$3,842,669	$3,840,318
Revolving credit facility	-	-
Accounts payable and accrued expenses	113,449	123,176
Dividends and distributions payable	8,188	18,026
Intangible liabilities, net of accumulated amortization of $106,393 and $102,533	31,960	36,193
Other liabilities	23,700	24,775
Total liabilities (1)	4,019,966	4,042,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,306,498 and 216,559,406 shares in 2023 and 2022, respectively	2,172	2,165
Additional paid-in-capital	4,183,662	4,186,161
Earnings less than distributions	(714,785)	(644,331)
Accumulated other comprehensive income	36,431	48,296
Paramount Group, Inc. equity	3,507,480	3,592,291
Noncontrolling interests in:
Consolidated joint ventures	407,647	402,118
Consolidated real estate related funds	183,988	173,375
Operating Partnership (15,366,522 and 14,586,411 units outstanding)	248,898	242,982
Total equity	4,348,013	4,410,766
Total liabilities and equity	$8,367,979	$8,453,254

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.4% as of June 30, 2023. As of June 30, 2023, the assets and liabilities of the Operating Partnership include $4,003,965 and $2,570,004 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Rental revenue	$165,506	$177,243	$347,219	$347,165
Fee and other income	7,156	8,274	13,917	22,037
Total revenues	172,662	185,517	361,136	369,202
Expenses:
Operating	71,078	67,814	141,387	134,475
Depreciation and amortization	62,627	57,398	121,515	113,022
General and administrative	16,224	16,706	30,847	32,351
Transaction related costs	63	159	191	276
Total expenses	149,992	142,077	293,940	280,124
Other income (expense):
Loss from real estate related fund investments	(42,644)	-	(39,094)	-
Income (loss) from unconsolidated real estate related funds	32	155	(146)	325
Loss from unconsolidated joint ventures	(28,402)	(4,416)	(34,164)	(9,529)
Interest and other income, net	2,967	796	5,892	1,027
Interest and debt expense	(36,879)	(35,578)	(73,338)	(69,855)
(Loss) income before income taxes	(82,256)	4,397	(73,654)	11,046
Income tax expense	(573)	(359)	(861)	(886)
Net (loss) income	(82,829)	4,038	(74,515)	10,160
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,351)	(4,779)	(10,992)	(8,204)
Consolidated real estate related funds	37,301	352	36,478	1,368
Operating Partnership	3,341	29	3,220	(313)
Net (loss) income attributable to common stockholders	$(47,538)	$(360)	$(45,809)	$3,011

(Loss) Income per Common Share - Basic:
(Loss) income per common share	$(0.22)	$(0.00)	$(0.21)	$0.01
Weighted average shares outstanding	217,003,931	222,971,886	216,784,737	220,888,664

(Loss) Income per Common Share - Diluted:
(Loss) income per common share	$(0.22)	$(0.00)	$(0.21)	$0.01
Weighted average shares outstanding	217,003,931	222,971,886	216,784,737	220,930,019

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(82,829)	$4,038	$(74,515)	$10,160
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(3,135)	6,109	(11,525)	24,654
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	1,394	2,949	(1,169)	13,402
Comprehensive (loss) income	(84,570)	13,096	(87,209)	48,216
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,351)	(4,779)	(10,992)	(8,204)
Consolidated real estate related funds	37,301	352	36,478	1,368
Operating Partnership	3,455	(655)	4,049	(3,667)
Comprehensive (loss) income attributable to common stockholders	$(49,165)	$8,014	$(57,674)	$37,713

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of March 31, 2023	217,212	$2,171	$4,181,983	$(659,641)	$38,058	$403,902	$220,206	$250,401	$4,437,080
Net (loss) income	-	-	-	(47,538)	-	5,351	(37,301)	(3,341)	(82,829)
Common shares issued upon redemption of common units	39	1	648	-	-	-	-	(649)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	55	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,606)	-	-	-	(582)	(8,188)
Contributions from noncontrolling interests	-	-	-	-	-	-	3,606	-	3,606
Distributions to noncontrolling interests	-	-	-	-	-	(1,606)	(2,523)	-	(4,129)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(2,929)	-	-	(206)	(3,135)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	1,302	-	-	92	1,394
Amortization of equity awards	-	-	300	-	-	-	-	3,914	4,214
Reallocation of noncontrolling interest	-	-	731	-	-	-	-	(731)	-
Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013

Balance as of March 31, 2022	219,077	$2,190	$4,120,077	$(552,732)	$28,466	$417,577	$80,909	$366,536	$4,463,023
Net (loss) income	-	-	-	(360)	-	4,779	(352)	(29)	4,038
Common shares issued upon redemption of common units	6,530	65	107,147	-	-	-	-	(107,212)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	18	-	-	-	-	-	-	-	-
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(17,485)	-	-	-	(1,302)	(18,787)
Distributions to noncontrolling interests	-	-	-	-	-	(10,167)	-	-	(10,167)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	5,648	-	-	461	6,109
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	2,726	-	-	223	2,949
Amortization of equity awards	-	-	317	-	-	-	-	3,872	4,189
Reallocation of noncontrolling interest	-	-	1,133	-	-	-	-	(1,133)	-
Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(45,809)	-	10,992	(36,478)	(3,220)	(74,515)
Common shares issued upon redemption of common units	653	7	10,870	-	-	-	-	(10,877)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	94	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1125 per share and unit)	-	-	-	(24,440)	-	-	-	(1,858)	(26,298)
Contributions from noncontrolling interests	-	-	-	-	-	-	53,354	-	53,354
Distributions to noncontrolling interests	-	-	-	-	-	(5,463)	(6,263)	-	(11,726)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(10,771)	-	-	(754)	(11,525)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(1,094)	-	-	(75)	(1,169)
Amortization of equity awards	-	-	624	-	-	-	-	8,707	9,331
Reallocation of noncontrolling interest	-	-	(13,993)	-	-	-	-	13,993	-
Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013

Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	3,011	-	8,204	(1,368)	313	10,160
Common shares issued upon redemption of common units	6,530	65	107,147	-	-	-	-	(107,212)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	103	-	-	(280)	-	-	-	-	(280)
Dividends and distributions ($0.155 per share and unit)	-	-	-	(34,463)	-	-	-	(3,101)	(37,564)
Distributions to noncontrolling interests	-	-	-	-	-	(24,848)	-	-	(24,848)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	22,485	-	-	2,169	24,654
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	12,217	-	-	1,185	13,402
Amortization of equity awards	-	-	639	-	-	-	-	10,159	10,798
Reallocation of noncontrolling interest	-	-	(1,792)	-	-	-	-	1,792	-
Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(74,515)	$10,160
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	121,515	113,022
Straight-lining of rental revenue	(245)	(4,001)
Amortization of stock-based compensation expense	9,331	10,704
Amortization of deferred financing costs	3,077	3,077
Loss from unconsolidated joint ventures	34,164	9,529
Distributions of earnings from unconsolidated joint ventures	208	34
Realized and unrealized losses on real estate related fund investments	46,803	-
Loss (income) from unconsolidated real estate related funds	146	(325)
Distributions of earnings from unconsolidated real estate related funds	72	304
Amortization of above and below-market leases, net	(2,484)	(673)
Other non-cash adjustments	460	560
Changes in operating assets and liabilities:
Real estate related fund investments	(8,040)	-
Accounts and other receivables	10,174	(2,206)
Deferred charges	(3,402)	(5,097)
Other assets	9,081	2,741
Accounts payable and accrued expenses	(7,263)	(4,714)
Other liabilities	(1,026)	(2,013)
Net cash provided by operating activities	138,056	131,102

Cash Flows from Investing Activities:
Additions to real estate	(44,310)	(54,136)
Investments in and contributions of capital to unconsolidated joint ventures	(40,715)	(11,252)
Advances to a partner in One Steuart Lane	(35,715)	-
Repayment of advances by a partner in One Steuart Lane	38,935	-
Contributions of capital to unconsolidated real estate related funds	(2,077)	(4,219)
Due from affiliates	-	(51,916)
Repayment of amounts due from affiliates	-	51,916
Distributions of capital from unconsolidated real estate related funds	-	1,506
Net cash used in investing activities	(83,882)	(68,101)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Cash Flows from Financing Activities:
Contributions from noncontrolling interests in consolidated real estate related funds	$53,354	$-
Distributions to noncontrolling interests in consolidated real estate related funds	(6,263)	-
Dividends paid to common stockholders	(33,660)	(32,307)
Distributions paid to common unitholders	(2,476)	(3,365)
Distributions to noncontrolling interests in consolidated joint ventures	(5,463)	(24,848)
Settlement of accounts payable in connection with repurchases of common shares	(1,847)	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(205)	(280)
Net cash provided by (used in) financing activities	3,440	(60,800)

Net increase in cash and cash equivalents and restricted cash	57,614	2,201
Cash and cash equivalents and restricted cash at beginning of period	449,817	529,666
Cash and cash equivalents and restricted cash at end of period	$507,431	$531,867

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$408,905	$524,900
Restricted cash at beginning of period	40,912	4,766
Cash and cash equivalents and restricted cash at beginning of period	$449,817	$529,666

Cash and cash equivalents at end of period	$434,751	$506,933
Restricted cash at end of period	72,680	24,934
Cash and cash equivalents and restricted cash at end of period	$507,431	$531,867

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$68,892	$67,332
Cash payments for income taxes, net of refunds	598	1,941

Non-Cash Transactions:
Common shares issued upon redemption of common units	10,877	107,212
Dividends and distributions declared but not yet paid	8,188	18,787
Change in value of interest rate swaps and interest rate caps	(11,525)	24,654
Write-off of fully amortized and/or depreciated assets	20,229	8,617
Additions to real estate included in accounts payable and accrued expenses	12,715	7,212
Transfer of deposit to investment in unconsolidated joint ventures	-	6,230

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2023.

As of June 30, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results for the full year.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which adds ASC Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective beginning March 12, 2020 to December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2021-01 was effective beginning January 7, 2021 to December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the effectiveness date of ASU 2020-04 and ASU 2021-01 from December 31, 2022 to December 31, 2024. During the three months ended June 30, 2023, we entered into loan modifications in connection with the transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) for our variable rate loans and we applied the practical expedient to all such modifications. We will continue to apply ASU 2020-04 and ASU 2021-01 prospectively as and when we enter into transactions to which these updates apply.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real estate related fund investments on our consolidated balance sheets represent the investments of Paramount Group Real Estate Fund X, LP (“Fund X”), which invests in mezzanine loans. We are the general partner and investment manager of Fund X, which, prior to December 12, 2022, was accounted for under the equity method of accounting (see Note 4, Investments in Unconsolidated Real Estate Related Funds). Subsequent to December 12, 2022, we increased our ownership interest in Fund X to 13.0% and began consolidating Fund X into our consolidated financial statements.

The following table sets forth the details of income or loss from real estate related fund investments for the three and six months ended June 30, 2023.

	For the Three Months Ended	For the Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2023
Net investment income	$3,048	$7,709
Net realized losses	(1,224)	(1,224)
Net unrealized losses (1)	(44,468)	(45,579)
Loss from real estate related fund investments	(42,644)	(39,094)
Less: noncontrolling interests in consolidated real estate related funds	37,390	34,573
Loss from real estate related fund investments attributable to Paramount Group, Inc.	$(5,254)	$(4,521)

(1)
Primarily represents an unrealized loss on a mezzanine loan investment based on a negotiated transaction price.

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

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of June 30, 2023, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. Subsequent to December 12, 2022, we began consolidating Fund X into our consolidated financial statements (see Note 3, Consolidated Real Estate Related Funds).

As of June 30, 2023 and December 31, 2022, our share of the investments in the unconsolidated real estate related funds was $5,270,000 and $3,411,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized an income of $32,000 and $155,000 during the three months ended June 30, 2023 and 2022, respectively, and a loss of $146,000 and an income of $325,000 during the six months ended June 30, 2023 and 2022, respectively, for our share of earnings, which is reflected as “income (loss) from unconsolidated real estate related funds” on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2023		December 31, 2022
712 Fifth Avenue (1)	50.0%	$-		$-
Market Center	67.0%	186,233		192,948
55 Second Street (2)	44.1%	84,202		85,340
111 Sutter Street (3)	49.0%	-		-
1600 Broadway (2)	9.2%	8,907		9,113
60 Wall Street	5.0%	-	(4)	25,034
One Steuart Lane (2)	35.0% (5)	115,902		77,961
Oder-Center, Germany (2)	9.5%	3,433		3,107
Investments in unconsolidated joint ventures		$398,677		$393,503

	For the Three Months Ended			For the Six Months Ended
(Amounts in thousands)	June 30,			June 30,
Our Share of Net Income (Loss):	2023		2022	2023		2022
712 Fifth Avenue (1)	$-		$-	$-		$-
Market Center	(2,579)		(2,487)	(5,234)		(4,850)
55 Second Street (2)	(499)		(792)	(1,138)		(1,471)
111 Sutter Street (3)	-		(681)	-		(1,459)
1600 Broadway (2)	3		(20)	-		(68)
60 Wall Street	(24,984)	(4)	53	(25,001)	(4)	65
One Steuart Lane (2)	(358)		(518)	(2,774)		(1,787)
Oder-Center, Germany (2)	15		29	(17)		41
Loss from unconsolidated joint ventures	$(28,402)		$(4,416)	$(34,164)		$(9,529)

(1)
At December 31, 2022, our basis in the joint venture that owns 712 Fifth Avenue was negative $13,427. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the six months ended June 30, 2023, the joint venture had net income of $2,374 of which our 50.0% share was $1,187. Accordingly, our basis in the joint venture, taking into account our share of income, was negative $12,240 as of June 30, 2023.
(2)
As of June 30, 2023, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $464, $308, $640 and $4,223, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
At December 31, 2022, our basis in the joint venture that owns 111 Sutter Street was negative $107. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the six months ended June 30, 2023, the joint venture had net loss of $7,773 of which our 49.0% share was $3,809. Accordingly, our basis in the joint venture, taking into account our share of loss, was negative $3,916 as of June 30, 2023.
(4)
In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000 non-recourse mortgage loan securing the property. The joint venture is currently in negotiations with the lender to modify the loan. Additionally, in the second quarter of 2023, the joint venture recognized a $455,893 real estate impairment loss. Accordingly, we recognized a $24,734 impairment loss on our investment in 60 Wall Street. This impairment, together with our share of operating losses recognized in the second quarter, reduced our investment balance to below zero as of June 30, 2023. Since we have no further obligation to fund additional capital to the joint venture, we are no longer required to recognize our proportionate share of earnings from the joint venture until such time that our basis in the joint venture becomes positive. In the meantime, we will recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.
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

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2023	December 31, 2022
Real estate, net	$1,962,354	$2,377,084
Cash and cash equivalents and restricted cash	213,591	252,540
Intangible assets, net	59,545	69,599
For-sale residential condominium units (1)	317,818	322,232
Other assets	87,951	87,054
Total assets	$2,641,259	$3,108,509

Notes and mortgages payable, net	$1,738,958	$1,834,916
Intangible liabilities, net	7,644	10,972
Other liabilities	56,801	50,783
Total liabilities	1,803,403	1,896,671
Equity	837,856	1,211,838
Total liabilities and equity	$2,641,259	$3,108,509

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2023	2022	2023	2022
Revenues:
Rental revenue	$40,385	$54,516	$80,606	$112,036
Other income (2)	3,861	31,444	5,618	50,026
Total revenues	44,246	85,960	86,224	162,062
Expenses:
Operating (2)	24,990	52,293	49,691	94,801
Depreciation and amortization	17,713	23,508	35,478	50,406
Total expenses	42,703	75,801	85,169	145,207
Other income (expense):
Interest and other income	783	58	1,492	16
Interest and debt expense	(17,915)	(16,335)	(33,361)	(33,933)
Real estate impairment loss	(455,893)	-	(455,893)	-
Loss before income taxes	(471,482)	(6,118)	(486,707)	(17,062)
Income tax expense	(19)	(14)	(30)	(43)
Net loss	$(471,501)	$(6,132)	$(486,737)	$(17,105)

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

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Intangible assets:
Gross amount	$268,681	$337,104
Accumulated amortization	(189,123)	(246,723)
	$79,558	$90,381
Intangible liabilities:
Gross amount	$138,353	$138,726
Accumulated amortization	(106,393)	(102,533)
	$31,960	$36,193

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Amortization of above and below-market leases, net (component of "rental revenue")	$1,448	$315	$2,484	$673
Amortization of acquired in-place leases (component of "depreciation and amortization")	4,262	5,412	9,071	10,943

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the six-month period from July 1, 2023 through December 31, 2023, and each of the five succeeding years commencing from January 1, 2024.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2023	$2,893	$8,499
2024	5,862	14,340
2025	4,541	10,504
2026	2,711	7,895
2027	2,398	7,251
2028	2,317	6,979

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Debt

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	June 30, 2023	June 30, 2023	December 31, 2022
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024 (2)	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (3)	2.46%	500,000	500,000
	Aug-2026	LIBOR + 356 bps (4)	5.56%	360,000	360,000
			3.76%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2023 (2)	Fixed	3.65%	273,000	273,000

Total notes and mortgages payable			3.58%	3,858,000	3,858,000
Less: unamortized deferred financing costs				(15,331)	(17,682)
Total notes and mortgages payable, net				$3,842,669	$3,840,318

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

(1)
Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)
We are currently exploring various alternatives to refinance these loans and believe it is probable that we will be successful in refinancing them prior to their maturity.
(3)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.
(4)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

On July 29, 2021, in connection with the $860,000,000 refinancing of 1301 Avenue of the Americas, we had entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% through August 2023. On June 16, 2023, we amended the swap agreements to replace LIBOR with SOFR, effective July 7, 2023. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive loss of $3,135,000 and $11,525,000 for the three and six months ended June 30, 2023, respectively, and comprehensive income of $6,109,000 and $24,654,000 for the three and six months ended June 30, 2022, respectively, from the changes in the fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $25,069,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,010	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,010	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$1,187	$6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$1,187	$6,123

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of June 30, 2023, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of June 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2023 and 2022, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$5,489	$6,479	$4,450	$24,652
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense (1)	(8,624)	(370)	(15,975)	2
Amount of income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	3,714	2,401	3,141	11,896
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(2,320)	548	(4,310)	1,506

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of June 30, 2023 and December 31, 2022, noncontrolling interests in our consolidated joint ventures aggregated $407,647,000 and $402,118,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of June 30, 2023 and December 31, 2022, the noncontrolling interests in our consolidated real estate related funds aggregated $183,988,000 and $173,375,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2023 and December 31, 2022, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $248,898,000 and $242,982,000, respectively, and a redemption value of $68,074,000 and $86,644,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2023. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2023 and December 31, 2022, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Real estate, net	$3,325,697	$3,364,482
Cash and cash equivalents and restricted cash	182,501	144,446
Accounts and other receivables	5,326	13,647
Real estate related fund investments	66,606	105,369
Investments in unconsolidated joint ventures	115,902	77,961
Deferred rent receivable	204,890	197,658
Deferred charges, net	46,399	49,485
Intangible assets, net	45,376	50,553
Other assets	11,268	9,860
Total VIE assets	$4,003,965	$4,013,461

Notes and mortgages payable, net	$2,490,920	$2,489,902
Accounts payable and accrued expenses	54,775	61,492
Intangible liabilities, net	19,558	21,936
Other liabilities	4,751	6,051
Total VIE liabilities	$2,570,004	$2,579,381

Unconsolidated VIEs

As of June 30, 2023, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate related funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Investments	$5,270	$3,411
Asset management fees and other receivables	-	21
Maximum risk of loss	$5,270	$3,432

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$66,606	$-	$-	$66,606
Interest rate swap assets (included in "other assets")	26,010	-	26,010	-
Interest rate cap assets (included in "other assets")	1,187	-	1,187	-
Total assets	$93,803	$-	$27,197	$66,606

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$105,369	$-	$-	$105,369
Interest rate swap assets (included in "other assets")	32,681	-	32,681	-
Interest rate cap assets (included in "other assets")	6,123	-	6,123	-
Total assets	$144,173	$-	$38,804	$105,369

Real Estate Related Fund Investments

As of June 30, 2023, real estate related fund investments were comprised of investments in two mezzanine loans made by Fund X. These investments are measured at fair value on our consolidated balance sheet and are classified as Level 3. The primary unobservable input used in determining the fair value of one mezzanine loan is the credit spread over the base rate, which was 10.00% as of June 30, 2023. A significant increase or decrease in the credit spread would result in a significantly lower or higher fair value, respectively. The fair value of the other mezzanine loan investment is based on a negotiated transaction price.

The table below summarizes the changes in the fair value of real estate related fund investments that are classified as Level 3 for the three and six months ended June 30, 2023.

	For the Three Months Ended	For the Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2023
Beginning balance	$108,176	$105,369
Additional investments	4,122	8,040
Net realized losses	(1,224)	(1,224)
Net unrealized losses (1)	(44,468)	(45,579)
Ending balance	$66,606	$66,606

(1)
Primarily represents an unrealized loss on a mezzanine loan investment based on a negotiated transaction price.

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable, and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,858,000	$3,527,140	$3,858,000	$3,566,096
Revolving credit facility	-	-	-	-
Total liabilities	$3,858,000	$3,527,140	$3,858,000	$3,566,096

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Rental revenue:
Fixed	$148,961	$163,545	$314,824	$318,322
Variable	16,545	13,698	32,395	28,843
Total rental revenue	$165,506	$177,243	$347,219	$347,165

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of June 30, 2023, for the six-month period from July 1, 2023 through December 31, 2023, and each of the five succeeding years and thereafter commencing January 1, 2024.

(Amounts in thousands)
2023	$315,265
2024	621,616
2025	573,439
2026	490,657
2027	428,889
2028	426,382
Thereafter	1,885,995
Total	$4,742,243

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Fee income:
Asset management	$2,326	$3,087	$4,501	$5,972
Property management	1,831	2,103	3,693	4,322
Acquisition, disposition, leasing and other	819	784	1,339	7,668
Total fee income	4,976	5,974	9,533	17,962
Other income (1)	2,180	2,300	4,384	4,075
Total fee and other income	$7,156	$8,274	$13,917	$22,037

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Interest expense	$35,340	$34,039	$70,261	$66,778
Amortization of deferred financing costs	1,539	1,539	3,077	3,077
Total interest and debt expense	$36,879	$35,578	$73,338	$69,855

17.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of performance-based LTIP units, time-based LTIP units and time-based appreciation only LTIP (“AOLTIP”) units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,214,000 and $4,142,000 for the three months ended June 30, 2023 and 2022, respectively, and $9,331,000 and $10,704,000 for the six months ended June 30, 2023 and 2022, respectively, related to awards granted in prior periods, including the equity awards granted on January 25, 2023 (“2023 Equity Grants”) described below.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Completion of the 2020 Performance-Based Awards Program (“2020 Performance Program”)

The three-year performance measurement period with respect to our 2020 Performance Program ended on December 31, 2022. On January 25, 2023, the Compensation Committee determined that (i) our TSR ranked in the 75th percentile amongst the TSR of our New York City office REIT peers and (ii) our TSR ranked in the 37th percentile amongst the performance of the SNL U.S. Office REIT Index constituents, resulting in a payout of approximately 59.7% of the LTIP units granted. Additionally, in accordance with the 2020 Performance Program, the final payout was reduced by 30.0% since our TSR was negative over the three-year performance measurement period. Accordingly, of the 1,068,693 LTIP units that were granted under the 2020 Performance Program, 443,713 LTIP units were earned. Of the LTIP units that were earned, 221,850 LTIP units vested immediately on January 25, 2023 and the remaining 221,863 LTIP units will vest on December 31, 2023. This award had a grant date fair value of $7,488,000 and a remaining unrecognized compensation cost of $409,000 as of June 30, 2023, which will be amortized into expense over a weighted-average period of 0.5 years.

18.
Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(47,538)	$(360)	$(45,809)	$3,011
Earnings allocated to unvested participating securities	(10)	(22)	(30)	(43)
Numerator for (loss) income per common share - basic and diluted	$(47,548)	$(382)	$(45,839)	$2,968
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	217,004	222,972	216,785	220,889
Effect of dilutive stock-based compensation plans (1)	-	-	-	41
Denominator for diluted (loss) income per common share - weighted average shares	217,004	222,972	216,785	220,930

(Loss) income per common share - basic and diluted	$(0.22)	$(0.00)	$(0.21)	$0.01

(1)
The effect of dilutive securities excludes 17,517 and 20,354 weighted average share equivalents for the three months ended June 30, 2023 and 2022, respectively, and 17,427 and 22,347 weighted average share equivalents for the six months ended June 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $266,000 and $260,000 for the three months ended June 30, 2023 and 2022, respectively, and $529,000 and $749,000 for the six months ended June 30, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $44,000 and $52,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $4,050,000 and $5,015,000 for the three months ended June 30, 2023 and 2022, respectively, and $7,703,000 and $15,798,000 for the six months ended June 30, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of June 30, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $2,111,000 and $3,032,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $63,000 and $124,000 for the three months ended June 30, 2023 and 2022, respectively, and $191,000 and $513,000 for the six months ended June 30, 2023 and 2022, respectively, in connection with this agreement. As of June 30, 2023 and December 31, 2022, we owed $102,000 and $119,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), leased 3,330 square feet at 1633 Broadway (“1633 Lease”). In December 2022, upon expiration of the 1633 Lease, ParkProperty entered into a five-year lease for 4,233 square feet at 1325 Avenue of the Americas. We recognized rental revenue of $69,000 and $54,000 for the three months ended June 30, 2023 and 2022, respectively, and $138,000 and $108,000 for the six months ended June 30, 2023 and 2022, respectively, pursuant to these leases.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our Board of Directors. We recognized $31,000 and $91,000 for the three months ended June 30, 2023 and 2022, respectively, and $124,000 and $182,000 for the six months ended June 30, 2023 and 2022, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the amenity center at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three and six months ended June 30, 2023, we incurred and paid Kramer Design $84,000 in connection with services rendered pursuant to this agreement.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $59,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$167,686	$106,837	$61,010	$(161)
Property-related operating expenses	(71,078)	(48,685)	(21,814)	(579)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	10,720	3,404	7,256	60
NOI (1)	$107,328	$61,556	$46,452	$(680)

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$179,543	$116,300	$64,042	$(799)
Property-related operating expenses	(67,814)	(48,147)	(18,581)	(1,086)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,585	3,528	7,971	86
NOI (1)	$123,314	$71,681	$53,432	$(1,799)

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$351,603	$224,063	$128,312	$(772)
Property-related operating expenses	(141,387)	(98,206)	(42,082)	(1,099)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	21,101	6,767	14,275	59
NOI (1)	$231,317	$132,624	$100,505	$(1,812)

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$351,240	$231,705	$121,131	$(1,596)
Property-related operating expenses	(134,475)	(96,358)	(35,873)	(2,244)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	22,819	6,346	16,325	148
NOI (1)	$239,584	$141,693	$101,583	$(3,692)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
NOI	$107,328	$123,314	$231,317	$239,584
Add (subtract) adjustments to arrive to net income:
Fee income	4,976	5,974	9,533	17,962
Depreciation and amortization expense	(62,627)	(57,398)	(121,515)	(113,022)
General and administrative expenses	(16,224)	(16,706)	(30,847)	(32,351)
Loss from real estate related fund investments	(42,644)	-	(39,094)	-
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(10,720)	(11,585)	(21,101)	(22,819)
Loss from unconsolidated joint ventures	(28,402)	(4,416)	(34,164)	(9,529)
Interest and other income, net	2,967	796	5,892	1,027
Interest and debt expense	(36,879)	(35,578)	(73,338)	(69,855)
Other, net	(31)	(4)	(337)	49
(Loss) income before income taxes	(82,256)	4,397	(73,654)	11,046
Income tax expense	(573)	(359)	(861)	(886)
Net (loss) income	(82,829)	4,038	(74,515)	10,160
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,351)	(4,779)	(10,992)	(8,204)
Consolidated real estate related funds	37,301	352	36,478	1,368
Operating Partnership	3,341	29	3,220	(313)
Net (loss) income attributable to common stockholders	$(47,538)	$(360)	$(45,809)	$3,011

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2023	$8,367,979	$5,234,190	$2,615,147	$518,642
December 31, 2022	8,453,254	5,311,636	2,631,265	510,353

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
•
the negative impact of any future pandemic, endemic or outbreak of infectious disease on the U.S., regional and global economies and our tenants’ financial condition and results of operations;
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

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully, our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 or in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.4% of, the Operating Partnership as of June 30, 2023.

As of June 30, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of June 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Other Items

We, through a wholly-owned subsidiary, were the landlord under certain lease agreements with First Republic Bank (“First Republic”) aggregating 460,726 square feet at our One Front Street property in San Francisco, CA. On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Subsequent thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”) acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic from the FDIC. In connection therewith, JPMorgan had 60 days to assess whether or not to assume or reject our lease agreements with First Republic. On June 30, 2023, we entered into a surrender and assumption agreement with JPMorgan whereby JPMorgan (i) assumed, under the same lease terms that we had with First Republic, 344,010 square feet of existing space, and (ii) surrendered the remaining 116,716 square feet of space, which largely represented space that was not being utilized by First Republic, and a majority of which (88,236 square feet) was subleased to various other tenants under lease agreements expiring between 2023 and 2024.

Additionally, we, through a different wholly-owned subsidiary are also the landlord under a long-term lease agreement with SVB Securities (“SVB Securities”), at our 1301 Avenue of the Americas property in Manhattan, NY. SVB Securities leased an aggregate of 108,994 square feet from us and is a subsidiary of SVB Financial Group, which filed for Chapter 11 bankruptcy relief on March 17, 2023. On June 28, 2023, we executed a termination of our lease with SVB Securities and entered into a new lease with the entity acquiring substantially all of the assets of SVB Securities, including 68,183 square feet on a long-term basis, and 40,811 square feet on a short-term basis. The effectiveness of our new lease is subject to certain approvals.

Leasing Results - Three Months Ended June 30, 2023

In the three months ended June 30, 2023, we leased 71,847 square feet, of which our share was 57,404 square feet that was leased at a weighted average initial rent of $78.14 per square foot. This leasing activity, offset by the lease expirations in the three months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 20 basis points to 89.6% at June 30, 2023 from 89.8% at March 31, 2023. Of the 71,847 square feet leased in the three months ended June 30, 2023, 34,514 square feet represented our share of second generation space (space leased in the current period (i) prior to its originally scheduled expiration, or (ii) that has been vacant for less than twelve months) for which rental rates increased by 3.9% on a GAAP basis and decreased by 3.1% on a cash basis. The weighted average lease term for leases signed during the three months was 10.6 years and weighted average tenant improvements and leasing commissions on these leases were $12.16 per square foot per annum, or 15.6% of initial rent.

New York

In the three months ended June 30, 2023, we leased 59,781 square feet in our New York portfolio, of which our share was 53,087 square feet that was leased at a weighted average initial rent of $73.92 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased leased occupancy and same store leased occupancy by 30 basis points to 90.5% at June 30, 2023 from 90.2% at March 31, 2023. Of the 59,781 square feet leased in the three months ended June 30, 2023, 30,197 square feet represented second generation space for which rental rates increased by 1.2% on a GAAP basis and decreased by 5.7% on a cash basis. The weighted average lease term for leases signed during the three months was 11.3 years and weighted average tenant improvements and leasing commissions on these leases were $12.23 per square foot per annum, or 16.5% of initial rent.

San Francisco

In the three months ended June 30, 2023, we leased 12,066 square feet in our San Francisco portfolio, of which our share was 4,317 square feet that was leased at a weighted average initial rent of $130.00 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 150 basis points to 87.2% at June 30, 2023 from 88.7% at March 31, 2023. The 150 basis point decrease in leased occupancy and same store leased occupancy was driven primarily by the surrendered JPMorgan space at One Front Street. Of the 12,066 square feet leased in the three months, 4,317 square feet represented our share of second generation space for which rental rates increased by 17.6% on a GAAP basis and 9.1% on a cash basis. The weighted average lease term for leases signed during the three months was 1.1 years and weighted average tenant improvements and leasing commissions on these leases were $3.99 per square foot per annum, or 3.1% of initial rent.

The following table presents additional details on the leases signed during the three months ended June 30, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2023	Total	New York	San Francisco
Total square feet leased	71,847	59,781	12,066
Pro rata share of total square feet leased:	57,404	53,087	4,317
Initial rent (1)	$78.14	$73.92	$130.00
Weighted average lease term (in years)	10.6	11.3	1.1

Tenant improvements and leasing commissions:
Per square foot	$128.47	$138.57	$4.32
Per square foot per annum	$12.16	$12.23	$3.99
Percentage of initial rent	15.6%	16.5%	3.1%

Rent concessions:
Average free rent period (in months)	11.0	11.8	1.0
Average free rent period per annum (in months)	1.0	1.0	0.9

Second generation space: (2)
Square feet	34,514	30,197	4,317
Cash basis:
Initial rent (1)	$82.72	$75.96	$130.00
Prior escalated rent (3)	$85.38	$80.55	$119.15
Percentage (decrease) increase	(3.1%)	(5.7%)	9.1%
GAAP basis:
Straight-line rent	$79.07	$73.18	$120.30
Prior straight-line rent	$76.09	$72.34	$102.34
Percentage increase	3.9%	1.2%	17.6%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2023	89.6%	90.5%	87.2%
As of March 31, 2023	89.8%	90.2%	88.7%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Leasing Results - Six Months Ended June 30, 2023

In the six months ended June 30, 2023, we leased 267,481 square feet, of which our share was 227,737 square feet that was leased at a weighted average initial rent of $81.18 per square foot. This leasing activity, offset by the lease expirations in the six months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 170 basis points to 89.6% at June 30, 2023 from 91.3% at December 31, 2022. The 170 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of Credit Agricole’s 305,132 square foot lease in February 2023, partially offset by O’Melveny & Myers’ 160,708 square foot lease; both of which were at 1301 Avenue of the Americas in our New York portfolio.

Of the 267,481 square feet leased in the six months ended June 30, 2023, 178,396 square feet represented our share of second generation space (space leased in the current period (i) prior to its originally scheduled expiration, or (ii) that has been vacant for less than twelve months) for which rental rates increased by 1.4% on a GAAP basis and decreased by 2.1% on a cash basis. The weighted average lease term for leases signed during the six months was 12.4 years and weighted average tenant improvements and leasing commissions on these leases were $12.64 per square foot per annum, or 15.6% of initial rent.

New York

In the six months ended June 30, 2023, we leased 178,748 square feet in our New York portfolio, of which our share was 172,054 square feet that was leased at a weighted average initial rent of $78.82 per square foot. This leasing activity, offset by lease expirations in the six months, decreased leased occupancy and same store leased occupancy by 160 basis points to 90.5% at June 30, 2023 from 92.1% at December 31, 2022. The 160 basis point decrease in leased occupancy was driven primarily by scheduled expiration of Credit Agricole’s 305,132 square foot lease in February 2023, partially offset by O’Melveny & Myers’ 160,708 square foot lease; both of which were at 1301 Avenue of the Americas.

Of the 178,748 square feet leased in the six months ended June 30, 2023, 122,713 square feet represented second generation space for which rental rates increased by 6.9% on a GAAP basis and decreased by 4.1% on a cash basis. The weighted average lease term for leases signed during the six months was 14.9 years and weighted average tenant improvements and leasing commissions on these leases were $11.92 per square foot per annum, or 15.1% of initial rent.

San Francisco

In the six months ended June 30, 2023, we leased 88,733 square feet in our San Francisco portfolio, of which our share was 55,683 square feet that was leased at a weighted average initial rent of $88.49 per square foot. This leasing activity, offset by lease expirations in the six months, decreased leased occupancy and same store leased occupancy by 170 basis points to 87.2% at June 30, 2023 from 88.9% at December 31, 2022. The 170 basis point decrease in leased occupancy and same store leased occupancy was driven primarily by the surrendered JPMorgan space at One Front Street. Of the 88,733 square feet leased in the six months ended June 30, 2023, 55,683 square feet represented our share of second generation space for which rental rates decreased by 8.4% on a GAAP basis and increased by 2.1% on a cash basis. The weighted average lease term for leases signed during the six months was 4.7 years and weighted average tenant improvements and leasing commissions on these leases were $19.71 per square foot per annum, or 22.3% of initial rent.

The following table presents additional details on the leases signed during the six months ended June 30, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2023	Total	New York	San Francisco
Total square feet leased	267,481	178,748	88,733
Pro rata share of total square feet leased:	227,737	172,054	55,683
Initial rent (1)	$81.18	$78.82	$88.49
Weighted average lease term (in years)	12.4	14.9	4.7

Tenant improvements and leasing commissions:
Per square foot	$156.83	$177.62	$92.58
Per square foot per annum	$12.64	$11.92	$19.71
Percentage of initial rent	15.6%	15.1%	22.3%

Rent concessions:
Average free rent period (in months)	14.0	16.1	7.5
Average free rent period per annum (in months)	1.1	1.1	1.6

Second generation space: (2)
Square feet	178,396	122,713	55,683
Cash basis:
Initial rent (1)	$82.48	$79.76	$88.49
Prior escalated rent (3)	$84.27	$83.17	$86.70
Percentage (decrease) increase	(2.1%)	(4.1%)	2.1%
GAAP basis:
Straight-line rent	$79.60	$78.55	$81.89
Prior straight-line rent	$78.47	$73.50	$89.43
Percentage increase (decrease)	1.4%	6.9%	(8.4%)

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2023	89.6%	90.5%	87.2%
As of December 31, 2022	91.3%	92.1%	88.9%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended June 30, 2023 and 2022

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $47,538,000, or $0.22 per diluted share, for the three months ended June 30, 2023, compared to $360,000, or $0.00 per diluted share, for the three months ended June 30, 2022. Net loss attributable to common stockholders for the three months ended June 30, 2023, includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space.

Funds from Operations (“FFO”) attributable to common stockholders was $34,017,000, or $0.16 per diluted share, for the three months ended June 30, 2023, compared to $53,322,000, or $0.24 per diluted share, for the three months ended June 30, 2022. FFO attributable to common stockholders for the three months ended June 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space. FFO attributable to common stockholders for the three months ended June 30, 2023 and 2022 also includes the impact of non-core items, which are listed in the table on page 55. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended June 30, 2023 and 2022 by $4,649,000 and $311,000, or $0.02 and $0.00 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $38,666,000, or $0.18 per diluted share, for the three months ended June 30, 2023, compared to $53,633,000, or $0.24 per diluted share, for the three months ended June 30, 2022.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2023 versus June 30, 2022.

	Total	New York	San Francisco
Same Store NOI	(5.0%)	(7.4%)	(0.2%)
Same Store Cash NOI	(4.7%)	(9.5%)	6.3%

See pages 48-56 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2023 and 2022

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $45,809,000, or $0.21 per diluted share, for the six months ended June 30, 2023, compared to net income attributable to common stockholders of $3,011,000, or $0.01 per diluted share, for the six months ended June 30, 2022. Net loss attributable to the common stockholders for the six months ended June 30, 2023 includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space.

FFO attributable to common stockholders was $90,796,000, or $0.42 per diluted share, for the six months ended June 30, 2023, compared to $108,195,000, or $0.49 per diluted share, for the six months ended June 30, 2022. FFO attributable to common stockholders for the six months ended June 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space. FFO attributable to common stockholders for the six months ended June 30, 2023 and 2022 also includes the impact of non-core items, which are listed in the table on page 55. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2023 by $4,044,000, or $0.02 per diluted share, and did not meaningfully impact FFO attributable to common stockholders for the six months ended June 30, 2022.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $94,840,000, or $0.44 per diluted share, for the six months ended June 30, 2023, compared to $108,211,000, or $0.49 per diluted share, for the six months ended June 30, 2022.

Same Store Results

The table below summarizes the percentage increase (decrease) in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2023 versus June 30, 2022.

	Total	New York	San Francisco
Same Store NOI	0.9%	(1.2%)	5.1%
Same Store Cash NOI	(2.3%)	(5.1%)	4.0%

See pages 48-56 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2023 and 2022

The following pages summarize our consolidated results of operations for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$165,506	$177,243	$(11,737)
Fee and other income	7,156	8,274	(1,118)
Total revenues	172,662	185,517	(12,855)
Expenses:
Operating	71,078	67,814	3,264
Depreciation and amortization	62,627	57,398	5,229
General and administrative	16,224	16,706	(482)
Transaction related costs	63	159	(96)
Total expenses	149,992	142,077	7,915
Other income (expense):
Loss from real estate related fund investments	(42,644)	-	(42,644)
Income from unconsolidated real estate related funds	32	155	(123)
Loss from unconsolidated joint ventures	(28,402)	(4,416)	(23,986)
Interest and other income, net	2,967	796	2,171
Interest and debt expense	(36,879)	(35,578)	(1,301)
(Loss) income before income taxes	(82,256)	4,397	(86,653)
Income tax expense	(573)	(359)	(214)
Net (loss) income	(82,829)	4,038	(86,867)
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(5,351)	(4,779)	(572)
Consolidated real estate related funds	37,301	352	36,949
Operating Partnership	3,341	29	3,312
Net loss attributable to common stockholders	$(47,538)	$(360)	$(47,178)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $172,662,000 for the three months ended June 30, 2023, compared to $185,517,000 for the three months ended June 30, 2022, a decrease of $12,855,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$95	$(5,074)	(1)	$5,169	(2)	$-
Non-cash write-offs of straight-line rent receivables	(13,906)	(6,563)	(3)	(7,343)	(3)	-
Other, net	2,074	2,127	(4)	(691)		638
(Decrease) increase in rental revenue	$(11,737)	$(9,510)		$(2,865)		$638

Fee and other income
Fee income
Asset management	$(761)	$-		$-		$(761)
Property management	(272)	-		-		(272)
Acquisition, disposition, leasing and other	35	-		-		35
Decrease in fee income	(998)	-		-		(998)
Other income
Same store operations	(120)	47		(167)		-
(Decrease) increase in other income	(120)	47		(167)		-
(Decrease) increase in fee and other income	$(1,118)	$47		$(167)		$(998)

Total decrease in revenues	$(12,855)	$(9,463)		$(3,032)		$(360)

(1)
Primarily due to lower average occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to higher average occupancy at One Market Plaza in the current year and higher expense reimbursements from increased operating expenses (See note 1 on page 39).
(3)
Represents write-offs in the current year related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan space at One Front Street in our San Francisco portfolio.
(4)
Primarily due to income of $2,284 in the current year, in connection with a tenant’s lease termination at 1633 Broadway.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $149,992,000 for the three months ended June 30, 2023, compared to $142,077,000 for the three months ended June 30, 2022, an increase of $7,915,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$3,772	$538	$3,234	(1)	$-
Other, net	(508)	-	-		(508)
Increase (decrease) in operating	$3,264	$538	$3,234		$(508)

Depreciation and amortization
Operations	$5,229	$(390)	$5,293	(2)	$326
Increase (decrease) in depreciation and amortization	$5,229	$(390)	$5,293		$326

General and administrative
Operations	$(482)	$-	$-		$(482)
Decrease in general and administrative	$(482)	$-	$-		$(482)

Decrease in transaction related costs	$(96)	$-	$-		$(96)

Total increase (decrease) in expenses	$7,915	$148	$8,527		$(760)

(1)
Primarily due to higher operating expenses driven by higher average occupancy at One Market Plaza in the current year (see note 2 on page 38).
(2)
Primarily due to write-off of deferred leasing commissions in connection with the surrendered JPMorgan space at One Front Street.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $42,644,000 for the three months ended June 30, 2023, and represented loss attributable to Paramount Group Real Estate Fund X, LP (“Fund X”), which we began consolidating into our consolidated financial statements effective December 12, 2022, and in which we have a 13.0% ownership interest. The loss resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment based on a negotiated transaction price.

Income from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $32,000 for the three months ended June 30, 2023, which represented our share of income from Paramount Group Real Estate Fund VIII, LP (“Fund VIII”). Income from unconsolidated real estate related funds was $155,000 for the three months ended June 30, 2022, which represented our share of income from Fund VIII and Fund X.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $28,402,000 for the three months ended June 30, 2023, compared to $4,416,000 for the three months ended June 30, 2022, an increase in loss of $23,986,000. This increase in loss resulted primarily from a $24,734,000 non-cash real estate impairment loss on 60 Wall Street in the current year.

Interest and Other Income, net

Interest and other income was $2,967,000 for the three months ended June 30, 2023, compared to $796,000 for the three months ended June 30, 2022, an increase in income of $2,171,000. This increase resulted primarily from higher yields on short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $36,879,000 for the three months ended June 30, 2023, compared to $35,578,000 for the three months ended June 30, 2022, an increase of $1,301,000. This increase resulted primarily from higher interest on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average LIBOR rates in the current year’s three months compared to the prior year.

Income Tax Expense

Income tax expense was $573,000 for the three months ended June 30, 2023, compared to $359,000 for the three months ended June 30, 2022, an increase of $214,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,351,000 for the three months ended June 30, 2023, compared to $4,779,000 for the three months ended June 30, 2022, a $572,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase was primarily due to higher net income attributable to One Market Plaza, resulting from higher average occupancy in the current year.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interest in consolidated real estate related funds was $37,301,000 for the three months ended June 30, 2023, compared to $352,000 for the three months ended June 30, 2022, an increase in loss of $36,949,000. This increase was primarily due to the noncontrolling interests' share of the $45,658,000 unrealized loss on an investment in a mezzanine loan.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $3,341,000 for the three months ended June 30, 2023, compared to $29,000 for the three months ended June 30, 2022, an increase in net loss allocated to noncontrolling interests of $3,312,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Results of Operations - Six Months Ended June 30, 2023 and 2022

The following pages summarize our consolidated results of operations for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$347,219	$347,165	$54
Fee and other income	13,917	22,037	(8,120)
Total revenues	361,136	369,202	(8,066)
Expenses:
Operating	141,387	134,475	6,912
Depreciation and amortization	121,515	113,022	8,493
General and administrative	30,847	32,351	(1,504)
Transaction related costs	191	276	(85)
Total expenses	293,940	280,124	13,816
Other income (expense):
Loss from real estate related fund investments	(39,094)	-	(39,094)
(Loss) income from unconsolidated real estate funds	(146)	325	(471)
Loss from unconsolidated joint ventures	(34,164)	(9,529)	(24,635)
Interest and other income, net	5,892	1,027	4,865
Interest and debt expense	(73,338)	(69,855)	(3,483)
(Loss) income before income taxes	(73,654)	11,046	(84,700)
Income tax expense	(861)	(886)	25
Net (loss) income	(74,515)	10,160	(84,675)
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(10,992)	(8,204)	(2,788)
Consolidated real estate fund	36,478	1,368	35,110
Operating Partnership	3,220	(313)	3,533
Net (loss) income attributable to common stockholders	$(45,809)	$3,011	$(48,820)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $361,136,000 for the six months ended June 30, 2023, compared to $369,202,000 for the six months ended June 30, 2022, a decrease of $8,066,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$13,470	$(1,977)	(1)	$15,447	(2)	$-
Non-cash write-offs of straight-line rent receivables	(13,578)	(6,235)	(3)	(7,343)	(4)	-
Other, net	162	28	(5)	(692)		826
Increase (decrease) in rental revenue	$54	$(8,184)		$7,412		$826

Fee and other income
Fee income
Asset management	$(1,471)	$-		$-		$(1,471)
Property management	(629)	-		-		(629)
Acquisition, disposition, leasing and other	(6,329)	-		-		(6,329)	(6)
Decrease in fee income	(8,429)	-		-		(8,429)
Other income
Same store operations	309	542		(231)		(2)
Increase (decrease) in other income	309	542		(231)		(2)
(Decrease) increase in fee and other income	$(8,120)	$542		$(231)		$(8,431)

Total (decrease) increase in revenues	$(8,066)	$(7,642)		$7,181		$(7,605)

(1)
Primarily due to lower average occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to higher average occupancy in the current year and higher expense reimbursements from increased operating expenses (See note 1 on page 43).
(3)
Primarily due to a write-off of $6,563 in the current year related to the terminated SVB Securities lease at 1301 Avenue of the Americas.
(4)
Represents a write-off in the current year related to the surrendered JPMorgan space at One Front Street.
(5)
Primarily due to income of $2,284 in the current year, in connection with a tenant's lease termination at 1633 Broadway, partially offset by lease termination income of $2,056 in the prior year.
(6)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in the prior year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $293,940,000 for the six months ended June 30, 2023, compared to $280,124,000 for the six months ended June 30, 2022, an increase of $13,816,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$8,058	$1,848	$6,210	(1)	$-
Other, net	(1,146)	-	-		(1,146)
Increase in operating	$6,912	$1,848	$6,210		$(1,146)

Depreciation and amortization
Operations	$8,493	$1,164	$6,710	(2)	$619
Increase in depreciation and amortization	$8,493	$1,164	$6,710		$619

General and administrative
Operations	$(1,504)	$-	$-		$(1,504)
Decrease in general and administrative	$(1,504)	$-	$-		$(1,504)

Decrease in transaction related costs	$(85)	$-	$-		$(85)

Total increase (decrease) in expenses	$13,816	$3,012	$12,920		$(2,116)

(1)
Primarily due to higher operating expenses driven by higher average occupancy at One Market Plaza in the current year (see note 2 on page 42)
(2)
Primarily due to a write-off of deferred leasing commissions in the current year in connection with the surrendered JPMorgan space at One Front Street.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $39,094,000 for the six months ended June 30, 2023, and represented loss attributable to Fund X, which we began consolidating into our consolidated financial statements effective December 12, 2022, and in which we have a 13.0% ownership interest. The loss resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment based on a negotiated transaction price.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $146,000 for the six months ended June 30, 2023, which represented our share of loss from Fund VIII. Income from unconsolidated real estate related funds was $325,000 for the six months ended June 30, 2022, which represented our share of income from Fund VIII and Fund X.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $34,164,000 for the six months ended June 30, 2023, compared to $9,529,000 for the six months ended June 30, 2022, an increase in loss of $24,635,000. This increase in loss resulted primarily from a $24,734,000 non-cash real estate impairment loss on 60 Wall Street in the current year.

Interest and Other Income, net

Interest and other income was $5,892,000 for the six months ended June 30, 2023, compared to $1,027,000 for the six months ended June 30, 2022, an increase in income of $4,865,000. This increase resulted primarily from higher yields on short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $73,338,000 for the six months ended June 30, 2023, compared to $69,855,000 for the six months ended June 30, 2022, an increase of $3,483,000. This increase resulted primarily from higher interest on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average LIBOR rates in the current year’s six months compared to the prior year.

Income Tax Expense

Income tax expense was $861,000 for the six months ended June 30, 2023, compared to $886,000 for the six months ended June 30, 2022, a decrease of $25,000.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $10,992,000 for the six months ended June 30, 2023, compared to $8,204,000 for the six months ended June 30, 2022, a $2,788,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase was primarily due to higher net income attributable to One Market Plaza, resulting from higher average occupancy in the current year.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interest in consolidated real estate related funds was $36,478,000 for the six months ended June 30, 2023, compared to $1,368,000 for the six months ended June 30, 2022, an increase in loss of $35,110,000. This increase was primarily due to the noncontrolling interests' share of the $45,658,000 unrealized loss on an investment in a mezzanine loan.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $3,220,000 for the six months ended June 30, 2023, compared to a net income attributable to noncontrolling interests in the Operating Partnership of $313,000 for the six months ended June 30, 2022, an increase in net loss allocated to noncontrolling interests of $3,533,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of June 30, 2023, we had $1.26 billion of liquidity comprised of $434,751,000 of cash and cash equivalents, $72,680,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of June 30, 2023, our outstanding consolidated debt aggregated $3.86 billion. We had no amounts outstanding under our revolving credit facility. In October 2023, the $273,000,000 mortgage loan at 300 Mission Street is scheduled to mature and in February 2024, the $975,000,000 mortgage loan at One Market Plaza is also scheduled to mature. We are exploring various alternatives to refinance these loans. We may refinance these debts or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 15, 2023, we declared a quarterly cash dividend of $0.035 per share of common stock for the second quarter ended June 30, 2023, which was paid on July 14, 2023 to stockholders of record as of the close of business on June 30, 2023. This dividend policy, if continued, would require us to pay out approximately $8,200,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2023, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness, of which our share was $625,530,000. In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000,000 non-recourse mortgage loan securing the property. The joint venture is currently in negotiations with the lender to modify the loan. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of June 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $59,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $507,431,000 and $449,817,000 as of June 30, 2023 and December 31, 2022, respectively, and $531,867,000 and $529,666,000 as of June 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents and restricted cash increased by $57,614,000 and $2,201,000 for the six months ended June 30, 2023 and 2022, respectively. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$138,056	$131,102
Investing activities	(83,882)	(68,101)
Financing activities	3,440	(60,800)

Operating Activities

Six months ended June 30, 2023 – We generated $138,056,000 of cash from operating activities for the six months ended June 30, 2023, primarily from (i) $138,252,000 of net income (before $212,767,000 of non-cash adjustments) and (ii) $280,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $476,000 of net changes in operating assets and liabilities. Non-cash adjustments of $212,767,000 were primarily comprised of depreciation and amortization, realized and unrealized losses on real estate related fund investments, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Six months ended June 30, 2022 – We generated $131,102,000 of cash from operating activities for the six months ended June 30, 2022, primarily from (i) $142,053,000 of net income (before $131,893,000 of non-cash adjustments) and (ii) $338,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $11,289,000 of net changes in operating assets and liabilities. Non-cash adjustments of $131,893,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Investing Activities

Six months ended June 30, 2023 – We used $83,882,000 of cash for investing activities for the six months ended June 30, 2023, primarily (i) $44,310,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $40,715,000 for contributions to an unconsolidated joint venture, (iii) $35,715,000 for advances to a partner in One Steuart Lane and (iv) $2,077,000 for contributions of capital to Fund VIII, partially offset by (v) $38,935,000 from repayment of advances by a partner in One Steuart Lane.

Six months ended June 30, 2022 – We used $68,101,000 of cash for investing activities for the six months ended June 30, 2022, primarily (i) $54,136,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,252,000 for our investment in 1600 Broadway, and (iii) $2,713,000 for contributions of capital to unconsolidated real estate related funds, net of distributions received.

Financing Activities

Six months ended June 30, 2023 – We generated $3,440,000 of cash from financing activities for the six months ended June 30, 2023, primarily from (i) $53,354,000 of contributions from noncontrolling interests in consolidated real estate related funds, partially offset by (ii) $36,136,000 for payment of dividends and distributions to common stockholders and unitholders, (iii) $5,463,000 for distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, (iv) $6,263,000 for distributions to noncontrolling interests in Fund X, (v) $1,847,000 for the settlement of accounts payable in connection with repurchases of common shares in 2022 and (vi) $205,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Six months ended June 30, 2022 – We used $60,800,000 of cash for financing activities for the six months ended June 30, 2022, primarily (i) $35,672,000 for dividends and distributions to common stockholders and unitholders, (ii) $24,848,000 for distributions to noncontrolling interests in One Market Plaza, 300 Mission Street and 1633 Broadway and (iii) $280,000 for the repurchases of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(82,829)	$(28,032)	$653	$(55,450)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	62,627	38,281	23,092	1,254
General and administrative	16,224	-	-	16,224
Interest and debt expense	36,879	23,436	12,684	759
Income tax expense (benefit)	573	5	(101)	669
Loss from real estate related fund investments	42,644	-	-	42,644
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	10,720	3,404	7,256	60
Loss from unconsolidated joint ventures	28,402	24,981	3,078	343
Fee income	(4,976)	-	-	(4,976)
Interest and other income, net	(2,967)	(519)	(210)	(2,238)
Other, net	31	-	-	31
NOI	107,328	61,556	46,452	(680)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(22,564)	(2,743)	(19,821)	-
Paramount's share of NOI	$84,764	$58,813	$26,631	$(680)

NOI	$107,328	$61,556	$46,452	$(680)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	7,515	5,110	2,667	(262)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,239)	(730)	(1,509)	-
Cash NOI	112,604	65,936	47,610	(942)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(19,707)	(2,880)	(16,827)	-
Paramount's share of Cash NOI	$92,897	$63,056	$30,783	$(942)

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$4,038	$7,427	$11,069	$(14,458)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	57,398	38,671	17,799	928
General and administrative	16,706	-	-	16,706
Interest and debt expense	35,578	22,136	12,684	758
Income tax expense	359	1	-	358
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,585	3,528	7,971	86
Loss (income) from unconsolidated joint ventures	4,416	(33)	3,960	489
Fee income	(5,974)	-	-	(5,974)
Interest and other income, net	(796)	(49)	(51)	(696)
Other, net	4	-	-	4
NOI	123,314	71,681	53,432	(1,799)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,796)	(2,616)	(19,180)	-
Paramount's share of NOI	$101,518	$69,065	$34,252	$(1,799)

NOI	$123,314	$71,681	$53,432	$(1,799)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(5,977)	(1,180)	(4,767)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,128)	422	(1,550)	-
Cash NOI	116,209	70,923	47,115	(1,829)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,693)	(2,769)	(17,924)	-
Paramount's share of Cash NOI	$95,516	$68,154	$29,191	$(1,829)

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(74,515)	$(22,194)	$13,740	$(66,061)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	121,515	77,448	41,574	2,493
General and administrative	30,847	-	-	30,847
Interest and debt expense	73,338	46,558	25,266	1,514
Income tax expense (benefit)	861	5	(78)	934
Loss from real estate related fund investments	39,094	-	-	39,094
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	21,101	6,767	14,275	59
Loss from unconsolidated joint ventures	34,164	25,001	6,372	2,791
Fee income	(9,533)	-	-	(9,533)
Interest and other income, net	(5,892)	(961)	(644)	(4,287)
Other, net	337	-	-	337
NOI	231,317	132,624	100,505	(1,812)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(45,276)	(5,366)	(39,910)	-
Paramount's share of NOI	$186,041	$127,258	$60,595	$(1,812)

NOI	$231,317	$132,624	$100,505	$(1,812)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(176)	2,086	(2,322)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,077)	(1,050)	(3,027)	-
Cash NOI	227,064	133,660	95,156	(1,752)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(39,552)	(5,658)	(33,894)	-
Paramount's share of Cash NOI	$187,512	$128,002	$61,262	$(1,752)

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$10,160	$16,031	$17,429	$(23,300)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	113,022	76,284	34,864	1,874
General and administrative	32,351	-	-	32,351
Interest and debt expense	69,855	43,073	25,260	1,522
Income tax expense	886	2	4	880
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	22,819	6,346	16,325	148
Loss from unconsolidated joint ventures	9,529	3	7,780	1,746
Fee income	(17,962)	-	-	(17,962)
Interest and other income, net	(1,027)	(46)	(79)	(902)
Other, net	(49)	-	-	(49)
NOI	239,584	141,693	101,583	(3,692)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(42,118)	(5,425)	(36,693)	-
Paramount's share of NOI	$197,466	$136,268	$64,890	$(3,692)

NOI	$239,584	$141,693	$101,583	$(3,692)
Less:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(4,319)	(631)	(3,748)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,325)	889	(3,214)	-
Cash NOI	232,940	141,951	94,621	(3,632)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(41,206)	(5,684)	(35,522)	-
Paramount's share of Cash NOI	$191,734	$136,267	$59,099	$(3,632)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2023 and 2022. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the three months ended
June 30, 2023 (1)	$84,764	$58,813		$26,631		$(680)
Lease termination income	(2,055)	(2,055)		-		-
Non-cash write-offs of straight-line receivables	13,906	6,563	(2)	7,343	(2)	-
Acquisitions / Redevelopment and other, net	686	6	(3)	-		680
Paramount's share of Same Store NOI for the
three months ended June 30, 2023	$97,301	$63,327		$33,974		$-

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the three months ended
June 30, 2022 (1)	$101,518	$69,065		$34,252		$(1,799)
Lease termination income	(157)	(157)		-		-
Acquisitions / Redevelopment and other, net	1,057	(521)	(3)	(221)		1,799
Paramount's share of Same Store NOI for the
three months ended June 30, 2022	$102,418	$68,387		$34,031		$-

Decrease in Same Store NOI	$(5,117)	$(5,060)		$(57)		$-
% Decrease	(5.0%)	(7.4%)		(0.2%)

(1)
See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents write-offs related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan space at One Front Street in our San Francisco portfolio.
(3)
Includes our share of NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2023 (1)	$92,897	$63,056		$30,783	$(942)
Lease termination income	(2,055)	(2,055)		-	-
Acquisitions / Redevelopment and other, net	948	6	(2)	-	942
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2023	$91,790	$61,007		$30,783	$-

	For the Three Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended June 30, 2022 (1)	$95,516	$68,154		$29,191	$(1,829)
Lease termination income	(157)	(157)		-	-
Acquisitions / Redevelopment and other, net	989	(619)	(2)	(221)	1,829
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2022	$96,348	$67,378		$28,970	$-

(Decrease) increase in Same Store Cash NOI	$(4,558)	$(6,371)		$1,813	$-
% (Decrease) increase	(4.7%)	(9.5%)		6.3%

(1)
See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes our share of Cash NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the six months ended
June 30, 2023 (1)	$186,041	$127,258		$60,595		$(1,812)
Lease termination income	(2,055)	(2,055)		-		-
Non-cash write-offs of straight-line rent receivables	13,906	6,563	(2)	7,343	(2)	-
Acquisitions / Redevelopment and other, net	1,765	(47)	(3)	-		1,812
Paramount's share of Same Store NOI for the
six months ended June 30, 2023	$199,657	$131,719		$67,938		$-

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the six months ended
June 30, 2022 (1)	$197,466	$136,268		$64,890		$(3,692)
Lease termination income	(1,875)	(1,875)		-		-
Non-cash write-offs of straight-line rent receivables	306	306		-		-
Acquisitions / Redevelopment and other, net	2,065	(1,406)	(3)	(221)		3,692
Paramount's share of Same Store NOI for the
six months ended June 30, 2022	$197,962	$133,293		$64,669		$-

Increase (decrease) in Same Store NOI	$1,695	$(1,574)		$3,269		$-
% Increase (decrease)	0.9%	(1.2%)		5.1%

(1)
See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents write-offs related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan space at One Front Street in our San Francisco portfolio.
(3)
Includes our share of NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2023 (1)	$187,512	$128,002		$61,262	$(1,752)
Lease termination income	(2,055)	(2,055)		-	-
Acquisitions / Redevelopment and other, net	1,701	(51)	(2)	-	1,752
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2023	$187,158	$125,896		$61,262	$-

	For the Six Months Ended June 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the six months
ended June 30, 2022 (1)	$191,734	$136,267		$59,099	$(3,632)
Lease termination income	(1,875)	(1,875)		-	-
Acquisitions / Redevelopment and other, net	1,738	(1,673)	(2)	(221)	3,632
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2022	$191,597	$132,719		$58,878	$-

(Decrease) increase in Same Store Cash NOI	$(4,439)	$(6,823)		$2,384	$-
% (Decrease) increase	(2.3%)	(5.1%)		4.0%

(1)
See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes our share of Cash NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(82,829)	$4,038	$(74,515)	$10,160
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	72,096	67,235	140,527	133,060
Our share of non-cash real estate impairment loss related to an unconsolidated joint venture	24,734	-	24,734	-
FFO	14,001	71,273	90,746	143,220
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(14,889)	(13,945)	(30,064)	(26,460)
Consolidated real estate related funds	37,295	346	36,465	1,355
Operating Partnership	(2,390)	(4,352)	(6,351)	(9,920)
FFO attributable to common stockholders	$34,017	$53,322	$90,796	$108,195
Per diluted share	$0.16	$0.24	$0.42	$0.49

FFO	$14,001	$71,273	$90,746	$143,220
Non-core items:
Adjustments to equity in earnings for contributions to (distributions from) unconsolidated joint ventures	(1,301)	168	(2,623)	(415)
Adjustment for realized and unrealized losses from consolidated and unconsolidated real estate related fund investments	45,686	(29)	47,021	18
Other, net (including after-tax net gains or losses on sale of residential condominium units at One Steuart Lane)	659	671	3,196	2,050
Core FFO	59,045	72,083	138,340	144,873
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(14,889)	(13,945)	(30,064)	(26,460)
Consolidated real estate related funds	(2,773)	(128)	(6,800)	(287)
Operating Partnership	(2,717)	(4,377)	(6,636)	(9,915)
Core FFO attributable to common stockholders	$38,666	$53,633	$94,840	$108,211
Per diluted share	$0.18	$0.24	$0.44	$0.49

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,003,931	222,971,886	216,784,737	220,888,664
Effect of dilutive securities	11,089	26,594	31,669	41,355
Denominator for FFO and Core FFO per diluted share	217,015,020	222,998,480	216,816,406	220,930,019

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2023.

Property	Rate	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
300 Mission Street (1)	3.65%	$273,000	$-	$-	$-	$-	$-	$273,000	$270,309
One Market Plaza	4.03%	-	975,000	-	-	-	-	975,000	955,729
31 West 52nd Street	3.80%	-	-	-	500,000	-	-	500,000	455,842
1301 Avenue of the Americas (2)	2.46%	-	-	-	500,000	-	-	500,000	500,077
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	985,127
Total Fixed Rate Debt	3.37%	$273,000	$975,000	$-	$1,000,000	$-	$1,250,000	$3,498,000	$3,167,084

Variable Rate Debt:
1301 Avenue of the Americas (3)	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$360,056
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	5.56%	$-	$-	$-	$360,000	$-	$-	$360,000	$360,056

Total Consolidated Debt	3.58%	$273,000	$975,000	$-	$1,360,000	$-	$1,250,000	$3,858,000	$3,527,140

(1)
Matures in October 2023.
(2)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.
(3)
Represents variable rate loans, where LIBOR has been capped at 2.00% through August 2023. See table below. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.

In addition to the above, our unconsolidated joint ventures had $1.74 billion of outstanding indebtedness as of June 30, 2023, of which our share was $625,530,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of June 30, 2023.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	LIBOR	0.46%	$26,010	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$26,010	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Jul-2021	Aug-2023	LIBOR	2.00%	$1,187	$6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$1,187	$6,123

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of June 30, 2023			As of December 31, 2022
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	5.56%	$3,600	$360,000	5.56%
Fixed Rate (1)	2,687,665	3.25%	-	2,687,665	3.25%
	$3,047,665	3.52%	$3,600	$3,047,665	3.52%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$114,505	7.34%	$1,145	$113,739	6.12%
Fixed rate	511,025	3.32%	-	511,025	3.30%
	$625,530	4.06%	$1,145	$624,764	3.82%

Noncontrolling interests' share of above			$(312)
Total change in annual net income			$4,433
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 57.

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

As of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 or in Part II, “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three and six months ended June 30, 2023 under our stock repurchase program. As of June 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Paramount Group, Inc.
Date:	July 31, 2023	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	July 31, 2023	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)