Form 10-Q
period 2023-09-30
Paramount Group, Inc.
filed 2023-11-01
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2023

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

As of October 13, 2023, there were 217,353,507 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2023	December 31, 2022
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,217,633	6,177,540
	8,183,870	8,143,777
Accumulated depreciation and amortization	(1,427,705)	(1,297,553)
Real estate, net	6,756,165	6,846,224
Cash and cash equivalents	399,631	408,905
Restricted cash	70,892	40,912
Accounts and other receivables	14,340	23,866
Real estate related fund investments	68,225	105,369
Investments in unconsolidated real estate related funds	4,537	3,411
Investments in unconsolidated joint ventures	368,024	393,503
Deferred rent receivable	347,641	346,338
Deferred charges, net of accumulated amortization of $79,679 and $68,686	112,448	120,685
Intangible assets, net of accumulated amortization of $193,626 and $246,723	74,391	90,381
Other assets	72,265	73,660
Total assets (1)	$8,288,559	$8,453,254

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $14,717 and $17,682	$3,802,333	$3,840,318
Revolving credit facility	-	-
Accounts payable and accrued expenses	109,471	123,176
Dividends and distributions payable	8,357	18,026
Intangible liabilities, net of accumulated amortization of $106,839 and $102,533	29,981	36,193
Other liabilities	28,452	24,775
Total liabilities (1)	3,978,594	4,042,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,353,507 and 216,559,406 shares in 2023 and 2022, respectively	2,172	2,165
Additional paid-in-capital	4,128,492	4,186,161
Earnings less than distributions	(730,777)	(644,331)
Accumulated other comprehensive income	29,325	48,296
Paramount Group, Inc. equity	3,429,212	3,592,291
Noncontrolling interests in:
Consolidated joint ventures	410,944	402,118
Consolidated real estate related funds	162,973	173,375
Operating Partnership (19,429,601 and 14,586,411 units outstanding)	306,836	242,982
Total equity	4,309,965	4,410,766
Total liabilities and equity	$8,288,559	$8,453,254

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.8% as of September 30, 2023. As of September 30, 2023, the assets and liabilities of the Operating Partnership include $3,933,437 and $2,525,808 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenues:
Rental revenue	$182,515	$179,250	$529,734	$526,415
Fee and other income	6,666	7,897	20,583	29,934
Total revenues	189,181	187,147	550,317	556,349
Expenses:
Operating	75,502	72,845	216,889	207,320
Depreciation and amortization	60,263	58,284	181,778	171,306
General and administrative	15,460	13,150	46,307	45,501
Transaction related costs	132	105	323	381
Total expenses	151,357	144,384	445,297	424,508
Other income (expense):
Income (loss) from real estate related fund investments	2,060	-	(37,034)	-
(Loss) income from unconsolidated real estate related funds	(721)	300	(867)	625
Loss from unconsolidated joint ventures	(28,974)	(5,797)	(63,138)	(15,326)
Interest and other income, net	4,115	1,580	10,007	2,607
Interest and debt expense	(39,102)	(36,949)	(112,440)	(106,804)
(Loss) income before income taxes	(24,798)	1,897	(98,452)	12,943
Income tax expense	(263)	(673)	(1,124)	(1,559)
Net (loss) income	(25,061)	1,224	(99,576)	11,384
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,887)	(4,179)	(15,879)	(12,383)
Consolidated real estate related funds	20,934	1,309	57,412	2,677
Operating Partnership	629	109	3,849	(204)
Net (loss) income attributable to common stockholders	$(8,385)	$(1,537)	$(54,194)	$1,474

(Loss) Income per Common Share - Basic:
(Loss) income per common share	$(0.04)	$(0.01)	$(0.25)	$0.01
Weighted average shares outstanding	217,043,022	224,864,791	216,871,778	222,228,605

(Loss) Income per Common Share - Diluted:
(Loss) income per common share	$(0.04)	$(0.01)	$(0.25)	$0.01
Weighted average shares outstanding	217,043,022	224,864,791	216,871,778	222,262,748

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(25,061)	$1,224	$(99,576)	$11,384
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(6,105)	9,796	(17,630)	34,450
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(1,534)	5,707	(2,703)	19,109
Comprehensive (loss) income	(32,700)	16,727	(119,909)	64,943
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,887)	(4,179)	(15,879)	(12,383)
Consolidated real estate related funds	20,934	1,309	57,412	2,677
Operating Partnership	1,162	(914)	5,211	(4,581)
Comprehensive (loss) income attributable to common stockholders	$(15,491)	$12,943	$(73,165)	$50,656

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013
Net (loss) income	-	-	-	(8,385)	-	4,887	(20,934)	(629)	(25,061)
Common shares issued upon redemption of common units	50	-	793	-	-	-	-	(793)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(2)	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,607)	-	-	-	(750)	(8,357)
Contributions from noncontrolling interests	-	-	-	-	-	-	1,458	-	1,458
Distributions to noncontrolling interests	-	-	-	-	-	(1,590)	(1,539)	-	(3,129)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(5,679)	-	-	(426)	(6,105)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(1,427)	-	-	(107)	(1,534)
Amortization of equity awards	-	-	299	-	-	-	-	4,381	4,680
Reallocation of noncontrolling interest	-	-	(56,262)	-	-	-	-	56,262	-
Balance as of September 30, 2023	217,354	$2,172	$4,128,492	$(730,777)	$29,325	$410,944	$162,973	$306,836	$4,309,965

Balance as of June 30, 2022	225,625	$2,255	$4,228,674	$(570,577)	$36,840	$412,189	$80,557	$261,416	$4,451,354
Net (loss) income	-	-	-	(1,537)	-	4,179	(1,309)	(109)	1,224
Common shares issued upon redemption of common units	77	1	1,271	-	-	-	-	(1,272)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(4)	-	-	(4)	-	-	-	-	(4)
Repurchases of common shares	(3,237)	(32)	(21,281)	-	-	-	-	-	(21,313)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(17,270)	-	-	-	(1,294)	(18,564)
Distributions to noncontrolling interests	-	-	-	-	-	(8,966)	-	-	(8,966)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	9,150	-	-	646	9,796
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	5,330	-	-	377	5,707
Amortization of equity awards	-	-	331	-	-	-	-	3,863	4,194
Reallocation of noncontrolling interest	-	-	1,447	-	-	-	-	(1,447)	-
Other	-	-	-	(235)	-	-	-	-	(235)
Balance as of September 30, 2022	222,461	$2,224	$4,210,442	$(589,623)	$51,320	$407,402	$79,248	$262,180	$4,423,193

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(54,194)	-	15,879	(57,412)	(3,849)	(99,576)
Common shares issued upon redemption of common units	703	7	11,663	-	-	-	-	(11,670)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	92	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1475 per share and unit)	-	-	-	(32,047)	-	-	-	(2,608)	(34,655)
Contributions from noncontrolling interests	-	-	-	-	-	-	54,812	-	54,812
Distributions to noncontrolling interests	-	-	-	-	-	(7,053)	(7,802)	-	(14,855)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(16,450)	-	-	(1,180)	(17,630)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(2,521)	-	-	(182)	(2,703)
Amortization of equity awards	-	-	923	-	-	-	-	13,088	14,011
Reallocation of noncontrolling interest	-	-	(70,255)	-	-	-	-	70,255	-
Balance as of September 30, 2023	217,354	$2,172	$4,128,492	$(730,777)	$29,325	$410,944	$162,973	$306,836	$4,309,965

Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net income (loss)	-	-	-	1,474	-	12,383	(2,677)	204	11,384
Common shares issued upon redemption of common units	6,607	66	108,418	-	-	-	-	(108,484)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	99	-	-	(284)	-	-	-	-	(284)
Repurchases of common shares	(3,237)	(32)	(21,281)	-	-	-	-	-	(21,313)
Dividends and distributions ($0.2325 per share and unit)	-	-	-	(51,733)	-	-	-	(4,395)	(56,128)
Distributions to noncontrolling interests	-	-	-	-	-	(33,814)	-	-	(33,814)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	31,635	-	-	2,815	34,450
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	17,547	-	-	1,562	19,109
Amortization of equity awards	-	-	970	-	-	-	-	14,022	14,992
Reallocation of noncontrolling interest	-	-	(345)	-	-	-	-	345	-
Other	-	-	-	(235)	-	-	-	-	(235)
Balance as of September 30, 2022	222,461	$2,224	$4,210,442	$(589,623)	$51,320	$407,402	$79,248	$262,180	$4,423,193

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(99,576)	$11,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	181,778	171,306
Straight-lining of rental revenue	(1,305)	(7,808)
Amortization of stock-based compensation expense	14,011	14,853
Amortization of deferred financing costs	4,630	4,614
Loss from unconsolidated joint ventures	63,138	15,326
Distributions of earnings from unconsolidated joint ventures	354	34
Realized and unrealized losses on real estate related fund investments	46,775	-
Loss (income) from unconsolidated real estate related funds	867	(625)
Distributions of earnings from unconsolidated real estate related funds	84	624
Amortization of above and below-market leases, net	(3,929)	(589)
Other non-cash adjustments	526	1,084
Changes in operating assets and liabilities:
Real estate related fund investments	(9,631)	-
Accounts and other receivables	9,526	(4,283)
Deferred charges	(5,874)	(12,286)
Other assets	(19,734)	(21,764)
Accounts payable and accrued expenses	(9,738)	4,646
Other liabilities	3,695	(2,099)
Net cash provided by operating activities	175,597	174,417

Cash Flows from Investing Activities:
Additions to real estate	(67,373)	(71,284)
Investments in and contributions of capital to unconsolidated joint ventures	(40,715)	(11,252)
Advances to a partner in One Steuart Lane	(35,715)	-
Repayment of advances by a partner in One Steuart Lane	38,935	-
Contributions of capital to unconsolidated real estate related funds	(2,077)	(4,642)
Due from affiliates	-	(59,000)
Repayment of amounts due from affiliates	-	59,000
Distributions of capital from unconsolidated real estate related funds	-	1,506
Net cash used in investing activities	(106,945)	(85,672)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	$(273,000)	$-
Proceeds from notes and mortgages payable	232,050	-
Contributions from noncontrolling interests in consolidated real estate related funds	54,812	-
Distributions to noncontrolling interests in consolidated real estate related funds	(7,802)	-
Dividends paid to common stockholders	(41,267)	(49,793)
Distributions paid to common unitholders	(3,058)	(4,666)
Distributions to noncontrolling interests in consolidated joint ventures	(7,053)	(33,814)
Settlement of accounts payable in connection with repurchases of common shares	(1,847)	-
Debt issuance costs	(576)	-
Repurchases of common shares	-	(20,000)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(205)	(284)
Net cash used in financing activities	(47,946)	(108,557)

Net increase (decrease) in cash and cash equivalents and restricted cash	20,706	(19,812)
Cash and cash equivalents and restricted cash at beginning of period	449,817	529,666
Cash and cash equivalents and restricted cash at end of period	$470,523	$509,854

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$408,905	$524,900
Restricted cash at beginning of period	40,912	4,766
Cash and cash equivalents and restricted cash at beginning of period	$449,817	$529,666

Cash and cash equivalents at end of period	$399,631	$469,398
Restricted cash at end of period	70,892	40,456
Cash and cash equivalents and restricted cash at end of period	$470,523	$509,854

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$106,633	$102,534
Cash payments for income taxes, net of refunds	723	2,177

Non-Cash Transactions:
Common shares issued upon redemption of common units	11,670	108,484
Dividends and distributions declared but not yet paid	8,357	18,564
Change in value of interest rate swaps and interest rate caps	(17,630)	34,450
Write-off of fully amortized and/or depreciated assets	22,274	8,736
Additions to real estate included in accounts payable and accrued expenses	10,165	42,052
Transfer of deposit to investment in unconsolidated joint ventures	-	6,230
Repurchase of common shares included in accounts payable and accrued expenses	-	1,313

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of September 30, 2023.

As of September 30, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the operating results for the full year.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which adds Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides temporary optional expedients and exceptions to ease financial reporting burdens related to applying current GAAP to modifications of contracts, hedging relationships and other transactions in connection with the transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective beginning March 12, 2020 to December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to clarify that certain optional expedients and exceptions apply to modifications of derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements, and for calculating price alignment interest. ASU 2021-01 was effective beginning January 7, 2021 to December 31, 2022. In December 2022, the FASB issued ASU 2022-06 to extend the effectiveness date of ASU 2020-04 and ASU 2021-01 from December 31, 2022 to December 31, 2024. In June 2023, we entered into loan modifications in connection with the transition from LIBOR to Secured Overnight Financing Rate (“SOFR”) for our variable rate loans and we applied the practical expedient to all such modifications.

In August 2023, the FASB issued ASU 2023-05, an update to ASC Topic 805, Business Combinations. ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

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

The following table sets forth the details of income or loss from real estate related fund investments for the three and nine months ended September 30, 2023.

	For the Three Months Ended	For the Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2023
Net investment income	$2,032	$9,741
Net realized losses	-	(1,224)
Net unrealized gains (losses)	28	(45,551)	(1)
Income (loss) from real estate related fund investments	2,060	(37,034)
Less: noncontrolling interests in consolidated real estate related funds	(1,517)	33,056
Income (loss) from real estate related fund investments attributable to Paramount Group, Inc.	$543	$(3,978)

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

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of September 30, 2023, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. Subsequent to December 12, 2022, we began consolidating Fund X into our consolidated financial statements (see Note 3, Consolidated Real Estate Related Funds).

As of September 30, 2023 and December 31, 2022, our share of the investments in the unconsolidated real estate related funds was $4,537,000 and $3,411,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized a loss of $721,000 and $867,000 during the three and nine months ended September 30, 2023, respectively, and income of $300,000 and $625,000 during the three and nine months ended September 30, 2022, respectively, for our share of earnings, which is reflected as “(loss) income from unconsolidated real estate related funds” on our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2023		December 31, 2022
712 Fifth Avenue (1)	50.0%	$-		$-
Market Center	67.0%	181,437		192,948
55 Second Street (2)	44.1%	83,560		85,340
111 Sutter Street (3)	49.0%	-		-
1600 Broadway (2)	9.2%	8,762		9,113
60 Wall Street	5.0%	-	(4)	25,034
One Steuart Lane (2)	35.0% (5)	90,865		77,961
Oder-Center, Germany (2)	9.5%	3,400		3,107
Investments in unconsolidated joint ventures		$368,024		$393,503

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Our Share of Net Income (Loss):	2023		2022	2023		2022
712 Fifth Avenue (1)	$-		$-	$-		$-
Market Center	(3,248)		(2,811)	(8,482)		(7,661)
55 Second Street (2)	(642)		(825)	(1,780)		(2,296)
111 Sutter Street (3)	-		(748)	-		(2,207)
1600 Broadway (2)	1		30	1		(38)
60 Wall Street	-	(4)	(23)	(25,001)	(4)	42
One Steuart Lane (2)	(25,037)	(6)	(1,516)	(27,811)	(6)	(3,303)
Oder-Center, Germany (2)	(48)		96	(65)		137
Loss from unconsolidated joint ventures	$(28,974)		$(5,797)	$(63,138)		$(15,326)

(1)
At December 31, 2022, our basis in the joint venture that owns 712 Fifth Avenue was negative $13,427. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the nine months ended September 30, 2023, the joint venture had net income of $3,313 of which our 50.0% share was $1,657. Accordingly, our basis in the joint venture, taking into account our share of income, was negative $11,770 as of September 30, 2023.
(2)
As of September 30, 2023, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center is greater than our share of equity in these investments by $463, $307, $640 and $4,215, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
At December 31, 2022, our basis in the joint venture that owns 111 Sutter Street was negative $107. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the nine months ended September 30, 2023, the joint venture had net loss of $11,862 of which our 49.0% share was $5,813. Accordingly, our basis in the joint venture, taking into account our share of loss, was negative $5,920 as of September 30, 2023.
(4)
In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000 non-recourse mortgage loan securing the property. The joint venture is currently in negotiations with the lender to modify the loan. Additionally, in the second quarter of 2023, the joint venture recognized a $455,893 real estate impairment loss. Accordingly, we recognized a $24,734 impairment loss on our investment in 60 Wall Street. This impairment, together with our share of operating losses recognized in the second quarter, reduced our investment balance to negative $668 as of June 30, 2023. Since we have no further obligation to fund additional capital to the joint venture, we no longer recognize our proportionate share of earnings from the joint venture. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. For the three months ended September 30, 2023, the joint venture had net loss of $7,661 of which our 5.0% share was $383. Accordingly, our basis in the joint venture, taking into account our share of loss, was negative $1,051 as of September 30, 2023.
(5)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(6)
In the third quarter of 2023, One Steuart Lane recognized a $68,407 impairment loss related to residential condominium units and accordingly, RDF recognized a $23,942 impairment loss on its 35.0% investment in One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2023	December 31, 2022
Real estate, net	$1,974,734	$2,377,084
Cash and cash equivalents and restricted cash	208,778	252,540
Intangible assets, net	55,295	69,599
For-sale residential condominium units (1)	250,000	322,232
Other assets	84,647	87,054
Total assets	$2,573,454	$3,108,509

Notes and mortgages payable, net	$1,740,516	$1,834,916
Intangible liabilities, net	6,184	10,972
Other liabilities	81,698	50,783
Total liabilities	1,828,398	1,896,671
Equity	745,056	1,211,838
Total liabilities and equity	$2,573,454	$3,108,509

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Income Statements:	2023	2022	2023	2022
Revenues:
Rental revenue	$38,629	$41,145	$119,235	$153,181
Other income (2)	874	15,250	6,492	65,276
Total revenues	39,503	56,395	125,727	218,457
Expenses:
Operating (2)	23,941	34,234	73,632	129,035
Depreciation and amortization	16,863	17,734	52,341	68,140
Total expenses	40,804	51,968	125,973	197,175
Other income (expense):
Interest and other income	734	471	2,226	487
Interest and debt expense	(19,895)	(13,967)	(53,256)	(47,900)
Impairment loss (3)	(68,407)	-	(524,300)	-
Loss before income taxes	(88,869)	(9,069)	(575,576)	(26,131)
Income tax expense	(2)	(11)	(32)	(54)
Net loss	$(88,871)	$(9,080)	$(575,608)	$(26,185)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.
(3)
Includes an impairment loss related to condominium units at One Steuart Lane in the three and nine months ended September 30, 2023 and a real estate impairment loss related to 60 Wall Street in the nine months ended September 30, 2023. See notes 4 and 6 on page 13.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Intangible assets:
Gross amount	$268,017	$337,104
Accumulated amortization	(193,626)	(246,723)
	$74,391	$90,381
Intangible liabilities:
Gross amount	$136,820	$138,726
Accumulated amortization	(106,839)	(102,533)
	$29,981	$36,193

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Amortization of above and below-market leases, net (component of "rental revenue")	$1,445	$(84)	$3,929	$589
Amortization of acquired in-place leases (component of "depreciation and amortization")	4,635	5,401	13,706	16,344

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the three-month period from October 1, 2023 through December 31, 2023, and each of the five succeeding years commencing from January 1, 2024.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2023	$1,446	$4,632
2024	5,862	14,915
2025	4,541	10,394
2026	2,711	7,785
2027	2,398	7,140
2028	2,318	6,868

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Debt

On September 27, 2023, a joint venture in which we have a 31.1% interest, completed a $232,050,000 refinancing of 300 Mission Street, a 655,000 square foot Class A office building in San Francisco. The interest-only loan bears a fixed rate of 4.50% and matures in October 2026. The loan replaces the previous $273,000,000 loan that bore interest at 3.65% and was scheduled to mature in October 2023.

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	September 30, 2023	September 30, 2023	December 31, 2022
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024 (2)	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (3)	2.49%	500,000	500,000
	Aug-2026	SOFR + 368 bps (4)	8.18%	360,000	360,000
			4.87%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2026	Fixed	4.50%	232,050	273,000

Total notes and mortgages payable			3.88%	3,817,050	3,858,000
Less: unamortized deferred financing costs				(14,717)	(17,682)
Total notes and mortgages payable, net				$3,802,333	$3,840,318

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 115 bps	n/a	$-	$-

(1)
Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)
We are currently exploring various alternatives to refinance this loan and believe it is probable that we will be successful in refinancing it prior to its maturity.
(3)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.
(4)
Represents variable rate loans, where SOFR has been capped at 4.50% through August 2024. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

On July 29, 2021, in connection with the $860,000,000 refinancing of 1301 Avenue of the Americas, we had entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. On June 16, 2023, we amended the swap agreements to replace LIBOR with SOFR, effective July 7, 2023. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% which expired in August 2023. Upon expiration of these agreements, we entered into new interest rate cap agreements for the same notional amount to cap SOFR at 4.50% through August 2024. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive loss of $6,105,000 and $17,630,000 for the three and nine months ended September 30, 2023, respectively, and comprehensive income of $9,796,000 and $34,450,000 for the three and nine months ended September 30, 2022, respectively, from the changes in the fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $20,826,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$20,865	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$20,865	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$2,776	$-
1301 Avenue of the Americas	360,000	Jul-2021	Aug-2023	LIBOR	2.00%	-	6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,776	$6,123

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of September 30, 2023, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of September 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2023 and 2022, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$1,804	$12,134	$6,254	$36,786
Amounts reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(7,909)	(2,338)	(23,884)	(2,336)
Amount of income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	1,055	6,150	4,196	18,046
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(2,589)	(443)	(6,899)	1,063

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of September 30, 2023 and December 31, 2022, noncontrolling interests in our consolidated joint ventures aggregated $410,944,000 and $402,118,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of September 30, 2023 and December 31, 2022, the noncontrolling interests in our consolidated real estate related funds aggregated $162,973,000 and $173,375,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2023 and December 31, 2022, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $306,836,000 and $242,982,000, respectively, and a redemption value of $89,765,000 and $86,644,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of September 30, 2023. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2023 and December 31, 2022, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Real estate, net	$3,306,722	$3,364,482
Cash and cash equivalents and restricted cash	140,963	144,446
Accounts and other receivables	9,959	13,647
Real estate related fund investments	68,225	105,369
Investments in unconsolidated joint ventures	90,865	77,961
Deferred rent receivable	206,500	197,658
Deferred charges, net	46,841	49,485
Intangible assets, net	42,404	50,553
Other assets	20,958	9,860
Total VIE assets	$3,933,437	$4,013,461

Notes and mortgages payable, net	$2,449,917	$2,489,902
Accounts payable and accrued expenses	52,873	61,492
Intangible liabilities, net	18,369	21,936
Other liabilities	4,649	6,051
Total VIE liabilities	$2,525,808	$2,579,381

Unconsolidated VIEs

As of September 30, 2023, the Operating Partnership held variable interests in entities that own the unconsolidated real estate related funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate related funds and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Investments	$4,537	$3,411
Asset management fees and other receivables	-	21
Maximum risk of loss	$4,537	$3,432

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$68,225	$-	$-	$68,225
Interest rate swap assets (included in "other assets")	20,865	-	20,865	-
Interest rate cap assets (included in "other assets")	2,776	-	2,776	-
Total assets	$91,866	$-	$23,641	$68,225

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$105,369	$-	$-	$105,369
Interest rate swap assets (included in "other assets")	32,681	-	32,681	-
Interest rate cap assets (included in "other assets")	6,123	-	6,123	-
Total assets	$144,173	$-	$38,804	$105,369

Real Estate Related Fund Investments

As of September 30, 2023, real estate related fund investments were comprised of investments in two mezzanine loans made by Fund X. These investments are measured at fair value on our consolidated balance sheet and are classified as Level 3. The primary unobservable input used in determining the fair value of one mezzanine loan is the credit spread over the base rate, which was 10.00% as of September 30, 2023. A significant increase or decrease in the credit spread would result in a significantly lower or higher fair value, respectively. The fair value of the other mezzanine loan investment is based on a negotiated transaction price.

The table below summarizes the changes in the fair value of real estate related fund investments that are classified as Level 3 for the three and nine months ended September 30, 2023.

	For the Three Months Ended	For the Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2023
Beginning balance	$66,606	$105,369
Additional investments	1,591	9,631
Net realized losses	-	(1,224)
Net unrealized gains (losses)	28	(45,551)	(1)
Ending balance	$68,225	$68,225

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

	As of September 30, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,817,050	$3,442,036	$3,858,000	$3,566,096
Revolving credit facility	-	-	-	-
Total liabilities	$3,817,050	$3,442,036	$3,858,000	$3,566,096

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Rental revenue:
Fixed	$160,107	$162,444	$474,931	$480,766
Variable	22,408	16,806	54,803	45,649
Total rental revenue	$182,515	$179,250	$529,734	$526,415

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of September 30, 2023, for the three-month period from October 1, 2023 through December 31, 2023, and each of the five succeeding years and thereafter commencing January 1, 2024.

(Amounts in thousands)
2023	$156,143
2024	618,325
2025	577,127
2026	497,057
2027	436,276
2028	434,292
Thereafter	1,897,555
Total	$4,616,775

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Fee income:
Asset management	$2,459	$3,166	$6,960	$9,138
Property management	1,810	1,849	5,503	6,171
Acquisition, disposition, leasing and other	304	117	1,643	7,785
Total fee income	4,573	5,132	14,106	23,094
Other income (1)	2,093	2,765	6,477	6,840
Total fee and other income	$6,666	$7,897	$20,583	$29,934

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
Interest expense	$37,549	$35,412	$107,810	$102,190
Amortization of deferred financing costs	1,553	1,537	4,630	4,614
Total interest and debt expense	$39,102	$36,949	$112,440	$106,804

17.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Performance-Based LTIP units, Time-Based LTIP units, Performance-Based Appreciation Only LTIP (“AOLTIP”) units and Time-Based AOLTIP units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,680,000 and $4,149,000 for the three months ended September 30, 2023 and 2022, respectively, and $14,011,000 and $14,853,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

Time-Based Unit Awards Program (LTIP Units, AOLTIP Units and Restricted Stock)

On January 25, 2023, we also granted an aggregate of 796,349 LTIP units, 2,054,270 AOLTIP units and 81,531 shares of Restricted Stock to our executive officers and employees that will vest over a period of three to four years. Awards granted under the Time-Based Unit Awards Program had an aggregate grant date fair value of $8,783,000, which is being amortized into expense on a straight-line basis over the vesting period.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Incentive and Retention Plan Grants

On September 8, 2023, the Compensation Committee approved the grant of equity awards to a broad group of employees, including our executive officers, to further incentivize and align our executive officers and employees with our stockholders and to support employee retention (the “Incentive and Retention Plan”). The awards granted under the Incentive and Retention Plan were comprised of 7,518,519 Performance-Based AOLTIP units and 4,112,044 Time-Based LTIP units, and are intended to be in lieu of our annual equity awards that would otherwise be granted in January 2024 and January 2025. The following are the details of the awards granted under the Incentive and Retention Plan.

Performance-Based AOLTIP units

The Performance-Based AOLTIP units will only be earned and eligible to be converted into common units if the highest consecutive 20-trading day average closing stock price of our common stock on the New York Stock Exchange during the 10-year term (“Applicable Price”) exceeds $5.12, which was the closing stock price of our common stock on the New York Stock Exchange on the date of grant by the following performance levels:

•
No Performance-Based AOLTIP units are earned if the Applicable Price is less than 25%, or $6.40;
•
33% of the Performance-Based AOLTIP units are earned if the Applicable Price is greater than 25%, or $6.40;
•
67% of the Performance-Based AOLTIP units are earned if the Applicable Price is greater than 50%, or $7.68;
•
100% of the Performance-Based AOLTIP units are earned if the Applicable Price is greater than 75%, or $8.96;

The Performance-Based AOLTIP units are subject to linear interpolation for performance between levels. In addition, the Performance-Based AOLTIP units are also subject to Time-Based vesting, with 20% of the earned units vesting on October 1, 2026 and the remaining 80% of the earned units vesting on October 1, 2027. Furthermore, our Named Executive Officers are required to hold the earned Performance-Based AOLTIP units for an additional year following vesting.

Time-Based LTIP units

The Time-Based LTIP units are subject to Service-Based vesting, with 50% of the units vesting on October 1, 2026 and the remaining 50% of the units vesting on October 1, 2027. Our Named Executive Officers are required to hold the Time-Based LTIP units for an additional year following vesting.

Completion of the 2020 Performance-Based Awards Program (“2020 Performance Program”)

The three-year performance measurement period with respect to our 2020 Performance Program ended on December 31, 2022. On January 25, 2023, the Compensation Committee determined that (i) our TSR ranked in the 75th percentile amongst the TSR of our New York City office REIT peers and (ii) our TSR ranked in the 37th percentile amongst the performance of the SNL U.S. Office REIT Index constituents, resulting in a payout of approximately 59.7% of the LTIP units granted. Additionally, in accordance with the 2020 Performance Program, the final payout was reduced by 30.0% since our TSR was negative over the three-year performance measurement period. Accordingly, only 443,713, or 41.5% of the LTIP units that were granted under the 2020 Performance Program, were earned.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.
Earnings Per Share

The following table summarizes our net (loss) income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to common stockholders	$(8,385)	$(1,537)	$(54,194)	$1,474
Earnings allocated to unvested participating securities	(10)	(21)	(40)	(64)
Numerator for (loss) income per common share - basic and diluted	$(8,395)	$(1,558)	$(54,234)	$1,410
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	217,043	224,865	216,872	222,229
Effect of dilutive stock-based compensation plans (1)	-	-	-	34
Denominator for diluted (loss) income per common share - weighted average shares	217,043	224,865	216,872	222,263

(Loss) income per common share - basic and diluted	$(0.04)	$(0.01)	$(0.25)	$0.01

(1)
The effect of dilutive securities excludes 18,470 and 18,041 weighted average share equivalents for the three months ended September 30, 2023 and 2022, respectively, and 17,804 and 20,889 weighted average share equivalents for the nine months ended September 30, 2023 and 2022, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $262,000 and $272,000 for the three months ended September 30, 2023 and 2022, respectively, and $791,000 and $1,021,000 for the nine months ended September 30, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $47,000 and $52,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,585,000 and $4,277,000 for the three months ended September 30, 2023 and 2022, respectively, and $11,288,000 and $20,075,000 for the nine months ended September 30, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” on our consolidated statements of income. As of September 30, 2023 and December 31, 2022, amounts owed to us under these agreements aggregated $2,479,000 and $3,032,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany, including distribution of securitized notes of feeder vehicles for Fund X. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $102,000 and $105,000 for the three months ended September 30, 2023 and 2022, respectively, and $293,000 and $621,000 for the nine months ended September 30, 2023 and 2022, respectively, in connection with this agreement. As of September 30, 2023 and December 31, 2022, we owed $205,000 and $119,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein (a member of our Board of Directors), leased 3,330 square feet at 1633 Broadway (“1633 Lease”). In December 2022, upon expiration of the 1633 Lease, ParkProperty entered into a five-year lease for 4,233 square feet at 1325 Avenue of the Americas. We recognized rental revenue of $69,000 and $53,000 for the three months ended September 30, 2023 and 2022, respectively, and $207,000 and $161,000 for the nine months ended September 30, 2023 and 2022, respectively, pursuant to these leases.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our Board of Directors. We recognized $30,000 and $91,000 for the three months ended September 30, 2023 and 2022, respectively, and $154,000 and $273,000 for the nine months ended September 30, 2023 and 2022, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the amenity center at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three and nine months ended September 30, 2023, we incurred and paid Kramer Design $19,000 and $103,000, respectively, in connection with services rendered pursuant to this agreement.

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

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the formation transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $61,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$184,608	$118,749	$66,252	$(393)
Property-related operating expenses	(75,502)	(52,470)	(22,447)	(585)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	9,233	3,376	5,858	(1)
NOI (1)	$118,339	$69,655	$49,663	$(979)

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$182,015	$117,431	$64,667	$(83)
Property-related operating expenses	(72,845)	(52,421)	(19,496)	(928)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,540	3,556	7,837	147
NOI (1)	$120,710	$68,566	$53,008	$(864)

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$536,211	$342,812	$194,564	$(1,165)
Property-related operating expenses	(216,889)	(150,676)	(64,529)	(1,684)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	30,334	10,143	20,133	58
NOI (1)	$349,656	$202,279	$150,168	$(2,791)

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$533,255	$349,136	$185,798	$(1,679)
Property-related operating expenses	(207,320)	(148,779)	(55,369)	(3,172)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	34,359	9,902	24,162	295
NOI (1)	$360,294	$210,259	$154,591	$(4,556)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2023	2022	2023	2022
NOI	$118,339	$120,710	$349,656	$360,294
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	4,573	5,132	14,106	23,094
Depreciation and amortization expense	(60,263)	(58,284)	(181,778)	(171,306)
General and administrative expenses	(15,460)	(13,150)	(46,307)	(45,501)
Income (loss) from real estate related fund investments	2,060	-	(37,034)	-
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(9,233)	(11,540)	(30,334)	(34,359)
Loss from unconsolidated joint ventures	(28,974)	(5,797)	(63,138)	(15,326)
Interest and other income, net	4,115	1,580	10,007	2,607
Interest and debt expense	(39,102)	(36,949)	(112,440)	(106,804)
Other, net	(853)	195	(1,190)	244
(Loss) income before income taxes	(24,798)	1,897	(98,452)	12,943
Income tax expense	(263)	(673)	(1,124)	(1,559)
Net (loss) income	(25,061)	1,224	(99,576)	11,384
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,887)	(4,179)	(15,879)	(12,383)
Consolidated real estate related funds	20,934	1,309	57,412	2,677
Operating Partnership	629	109	3,849	(204)
Net (loss) income attributable to common stockholders	$(8,385)	$(1,537)	$(54,194)	$1,474

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2023	$8,288,559	$5,208,082	$2,575,677	$504,800
December 31, 2022	8,453,254	5,311,636	2,631,265	510,353

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of September 30, 2023.

As of September 30, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

Financings

On September 27, 2023, a joint venture in which we have a 31.1% interest, completed a $232,050,000 refinancing of 300 Mission Street, a 655,000 square foot Class A office building in San Francisco. The interest-only loan bears a fixed rate of 4.50% and matures in October 2026. The loan replaces the previous $273,000,000 loan that bore interest at 3.65% and was scheduled to mature in October 2023.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of September 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

Additionally, we, through a different wholly-owned subsidiary, are also the landlord under a long-term lease agreement with SVB Securities (“SVB Securities”), at our 1301 Avenue of the Americas property in Manhattan, NY. SVB Securities leased an aggregate of 108,994 square feet from us and is a subsidiary of SVB Financial Group, which filed for Chapter 11 bankruptcy relief on March 17, 2023. On June 28, 2023, we executed a termination of our lease with SVB Securities and entered into a new lease with the entity acquiring substantially all of the assets of SVB Securities, including 68,183 square feet on a long-term basis, and 40,811 square feet on a short-term basis.

Leasing Results - Three Months Ended September 30, 2023

In the three months ended September 30, 2023, we leased 298,259 square feet, of which our share was 227,082 square feet that was leased at a weighted average initial rent of $75.65 per square foot. This leasing activity, offset by the lease expirations in the three months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 150 basis points to 88.1% at September 30, 2023 from 89.6% at June 30, 2023. The 150 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of Uber’s lease in July 2023 at Market Center in our San Francisco portfolio.

Of the 298,259 square feet leased in the three months ended September 30, 2023, 220,495 square feet represented our share of second generation space (space leased in the current period (i) prior to its originally scheduled expiration, or (ii) that has been vacant for less than twelve months) for which rental rates increased by 0.5% on a GAAP basis and decreased by 0.4% on a cash basis. The weighted average lease term for leases signed during the three months was 6.5 years and weighted average tenant improvements and leasing commissions on these leases were $8.96 per square foot per annum, or 11.8% of initial rent.

New York

In the three months ended September 30, 2023, we leased 184,782 square feet in our New York portfolio, of which our share was 180,847 square feet that was leased at a weighted average initial rent of $72.57 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 10 basis points to 90.4% at September 30, 2023 from 90.5% at June 30, 2023. Of the 184,782 square feet leased in the three months ended September 30, 2023, 179,333 square feet represented second generation space for which rental rates decreased by 0.1% on a GAAP basis and increased by 0.6% on a cash basis. The weighted average lease term for leases signed during the three months was 6.6 years and weighted average tenant improvements and leasing commissions on these leases were $9.14 per square foot per annum, or 12.6% of initial rent.

San Francisco

In the three months ended September 30, 2023, we leased 113,477 square feet in our San Francisco portfolio, of which our share was 46,235 square feet that was leased at a weighted average initial rent of $87.71 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 520 basis points to 82.0% at September 30, 2023 from 87.2% at June 30, 2023. The 520 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of Uber’s lease in July 2023 at Market Center.

Of the 113,477 square feet leased in the three months, 41,162 square feet represented our share of second generation space for which rental rates increased by 2.6% on a GAAP basis and decreased by 4.0% on a cash basis. The weighted average lease term for leases signed during the three months was 6.0 years and weighted average tenant improvements and leasing commissions on these leases were $8.17 per square foot per annum, or 9.3% of initial rent.

The following table presents additional details on the leases signed during the three months ended September 30, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2023	Total	New York	San Francisco
Total square feet leased	298,259	184,782	113,477
Pro rata share of total square feet leased:	227,082	180,847	46,235
Initial rent (1)	$75.65	$72.57	$87.71
Weighted average lease term (in years)	6.5	6.6	6.0

Tenant improvements and leasing commissions:
Per square foot	$58.41	$60.77	$49.16
Per square foot per annum	$8.96	$9.14	$8.17
Percentage of initial rent	11.8%	12.6%	9.3%

Rent concessions:
Average free rent period (in months)	5.0	5.1	4.9
Average free rent period per annum (in months)	0.8	0.8	0.8

Second generation space: (2)
Square feet	220,495	179,333	41,162
Cash basis:
Initial rent (1)	$75.26	$72.30	$88.17
Prior escalated rent (3)	$75.58	$71.84	$91.86
Percentage (decrease) increase	(0.4%)	0.6%	(4.0%)
GAAP basis:
Straight-line rent	$74.24	$70.66	$89.83
Prior straight-line rent	$73.89	$70.76	$87.52
Percentage increase (decrease)	0.5%	(0.1%)	2.6%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2023	88.1%	90.4%	82.0%
As of June 30, 2023	89.6%	90.5%	87.2%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Leasing Results - Nine Months Ended September 30, 2023

In the nine months ended September 30, 2023, we leased 565,740 square feet, of which our share was 454,819 square feet that was leased at a weighted average initial rent of $78.42 per square foot. This leasing activity, offset by the lease expirations in the nine months, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 320 basis points to 88.1% at September 30, 2023 from 91.3% at December 31, 2022. The 320 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of (i) Credit Agricole’s lease in February 2023 at 1301 Avenue of the Americas in our New York portfolio and (ii) Uber’s lease in July 2023 at Market Center in our San Francisco portfolio.

Of the 565,740 square feet leased in the nine months ended September 30, 2023, 398,891 square feet represented our share of second generation space (space leased in the current period (i) prior to its originally scheduled expiration, or (ii) that has been vacant for less than twelve months) for which rental rates increased by 0.9% on a GAAP basis and decreased by 1.2% on a cash basis. The weighted average lease term for leases signed during the nine months was 9.5 years and weighted average tenant improvements and leasing commissions on these leases were $11.37 per square foot per annum, or 14.5% of initial rent.

New York

In the nine months ended September 30, 2023, we leased 363,530 square feet in our New York portfolio, of which our share was 352,901 square feet that was leased at a weighted average initial rent of $75.62 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased leased occupancy and same store leased occupancy by 170 basis points to 90.4% at September 30, 2023 from 92.1% at December 31, 2022. The 170 basis point decrease in leased occupancy was driven primarily by scheduled expiration of Credit Agricole’s lease in February 2023.

Of the 363,530 square feet leased in the nine months ended September 30, 2023, 302,046 square feet represented second generation space for which rental rates increased by 2.8% on a GAAP basis and decreased by 1.5% on a cash basis. The weighted average lease term for leases signed during the nine months was 10.7 years and weighted average tenant improvements and leasing commissions on these leases were $11.03 per square foot per annum, or 14.6% of initial rent.

San Francisco

In the nine months ended September 30, 2023, we leased 202,210 square feet in our San Francisco portfolio, of which our share was 101,918 square feet that was leased at a weighted average initial rent of $88.14 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased leased occupancy and same store leased occupancy by 690 basis points to 82.0% at September 30, 2023 from 88.9% at December 31, 2022. The 690 basis point decrease in leased occupancy and same store leased occupancy was driven primarily by (i) the scheduled expiration of Uber’s lease in July 2023 at Market Center and (ii) the surrendered JPMorgan space at One Front Street.

Of the 202,210 square feet leased in the nine months ended September 30, 2023, 96,845 square feet represented our share of second generation space for which rental rates decreased by 3.8% on a GAAP basis and decreased by 0.6% on a cash basis. The weighted average lease term for leases signed during the nine months was 5.3 years and weighted average tenant improvements and leasing commissions on these leases were $13.76 per square foot per annum, or 15.6% of initial rent.

The following table presents additional details on the leases signed during the nine months ended September 30, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2023	Total	New York	San Francisco
Total square feet leased	565,740	363,530	202,210
Pro rata share of total square feet leased:	454,819	352,901	101,918
Initial rent (1)	$78.42	$75.62	$88.14
Weighted average lease term (in years)	9.5	10.7	5.3

Tenant improvements and leasing commissions:
Per square foot	$107.69	$117.74	$72.88
Per square foot per annum	$11.37	$11.03	$13.76
Percentage of initial rent	14.5%	14.6%	15.6%

Rent concessions:
Average free rent period (in months)	9.5	10.4	6.3
Average free rent period per annum (in months)	1.0	1.0	1.2

Second generation space: (2)
Square feet	398,891	302,046	96,845
Cash basis:
Initial rent (1)	$78.49	$75.33	$88.35
Prior escalated rent (3)	$79.46	$76.44	$88.89
Percentage decrease	(1.2%)	(1.5%)	(0.6%)
GAAP basis:
Straight-line rent	$76.64	$73.87	$85.26
Prior straight-line rent	$75.94	$71.87	$88.62
Percentage increase (decrease)	0.9%	2.8%	(3.8%)

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2023	88.1%	90.4%	82.0%
As of December 31, 2022	91.3%	92.1%	88.9%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results - Three Months Ended September 30, 2023 and 2022

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $8,385,000, or $0.04 per diluted share, for the three months ended September 30, 2023, compared to $1,537,000, or $0.01 per diluted share, for the three months ended September 30, 2022.

Funds from Operations (“FFO”) attributable to common stockholders was $46,721,000, or $0.21 per diluted share, for the three months ended September 30, 2023, compared to $53,366,000, or $0.24 per diluted share, for the three months ended September 30, 2022. FFO attributable to common stockholders for the three months ended September 30, 2023 and 2022 includes the impact of non-core items, which are listed in the table on page 56. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2023 and 2022 by $1,101,000 and $883,000, respectively, or $0.01 or $0.00 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 56, was $47,822,000, or $0.22 per diluted share, for the three months ended September 30, 2023, compared to $54,249,000, or $0.24 per diluted share, for the three months ended September 30, 2022.

Same Store Results

The table below summarizes the percentage decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2023 versus September 30, 2022.

	Total	New York	San Francisco
Same Store NOI	(10.3%)	(8.2%)	(14.4%)
Same Store Cash NOI	(7.1%)	(7.6%)	(6.1%)

See pages 49-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2023 and 2022

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $54,194,000, or $0.25 per diluted share, for the nine months ended September 30, 2023, compared to net income attributable to common stockholders of $1,474,000, or $0.01 per diluted share, for the nine months ended September 30, 2022. Net loss attributable to the common stockholders for the nine months ended September 30, 2023 includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space.

FFO attributable to common stockholders was $137,517,000, or $0.63 per diluted share, for the nine months ended September 30, 2023, compared to $161,561,000, or $0.73 per diluted share, for the nine months ended September 30, 2022. FFO attributable to common stockholders for the nine months ended September 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan space. FFO attributable to common stockholders for the nine months ended September 30, 2023 and 2022 also includes the impact of non-core items, which are listed in the table on page 56. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2023 and 2022 by $5,145,000 and $899,000, respectively, or $0.03 and $0.00 per diluted share, respectively.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 56, was $142,662,000, or $0.66 per diluted share, for the nine months ended September 30, 2023, compared to $162,460,000, or $0.73 per diluted share, for the nine months ended September 30, 2022.

Same Store Results

The table below summarizes the percentage (decrease) increase in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2023 versus September 30, 2022.

	Total	New York	San Francisco
Same Store NOI	(2.9%)	(3.6%)	(1.7%)
Same Store Cash NOI	(3.9%)	(6.0%)	0.7%

See pages 49-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2023 and 2022

The following pages summarize our consolidated results of operations for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$182,515	$179,250	$3,265
Fee and other income	6,666	7,897	(1,231)
Total revenues	189,181	187,147	2,034
Expenses:
Operating	75,502	72,845	2,657
Depreciation and amortization	60,263	58,284	1,979
General and administrative	15,460	13,150	2,310
Transaction related costs	132	105	27
Total expenses	151,357	144,384	6,973
Other income (expense):
Income from real estate related fund investments	2,060	-	2,060
(Loss) income from unconsolidated real estate related funds	(721)	300	(1,021)
Loss from unconsolidated joint ventures	(28,974)	(5,797)	(23,177)
Interest and other income, net	4,115	1,580	2,535
Interest and debt expense	(39,102)	(36,949)	(2,153)
(Loss) income before income taxes	(24,798)	1,897	(26,695)
Income tax expense	(263)	(673)	410
Net (loss) income	(25,061)	1,224	(26,285)
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(4,887)	(4,179)	(708)
Consolidated real estate related funds	20,934	1,309	19,625
Operating Partnership	629	109	520
Net loss attributable to common stockholders	$(8,385)	$(1,537)	$(6,848)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $189,181,000 for the three months ended September 30, 2023, compared to $187,147,000 for the three months ended September 30, 2022, an increase of $2,034,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(3,376)	$(5,096)	(1)	$1,720	(2)	$-
Non-cash write-offs of straight-line rent receivables	1,784	1,784		-		-
Other, net	4,857	4,913	(3)	-		(56)
Increase (decrease) in rental revenue	$3,265	$1,601		$1,720		$(56)

Fee and other income
Fee income
Asset management	$(707)	$-		$-		$(707)
Property management	(39)	-		-		(39)
Acquisition, disposition, leasing and other	187	-		-		187
Decrease in fee income	(559)	-		-		(559)
Other income
Same store operations	(672)	(283)		(135)		(254)
Decrease in other income	(672)	(283)		(135)		(254)
Decrease in fee and other income	$(1,231)	$(283)		$(135)		$(813)

Total increase (decrease) in revenues	$2,034	$1,318		$1,585		$(869)

(1)
Primarily due to lower average occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to higher average occupancy in the current year and higher expense reimbursements from increased operating expenses at One Market Plaza (See note 1 on page 40)
(3)
Primarily due to income of $4,519 in the current year, in connection with a tenant’s lease termination at 1633 Broadway.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $151,357,000 for the three months ended September 30, 2023, compared to $144,384,000 for the three months ended September 30, 2022, an increase of $6,973,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$2,999	$49	$2,950	(1)	$-
Other, net	(342)	-	-		(342)
Increase (decrease) in operating	$2,657	$49	$2,950		$(342)

Depreciation and amortization
Operations	$1,979	$1,276	$636		$67
Increase in depreciation and amortization	$1,979	$1,276	$636		$67

General and administrative
Operations	$2,310	$-	$-		$2,310	(2)
Increase in general and administrative	$2,310	$-	$-		$2,310

Increase in transaction related costs	$27	$-	$-		$27

Total increase in expenses	$6,973	$1,325	$3,586		$2,062

(1)
Primarily due to higher operating expenses driven by higher average occupancy at One Market Plaza in the current year (see note 2 on page 39)
(2)
Primarily due to higher payroll and fringes and professional fees.

Income from Real Estate Related Fund Investments

Income from real estate related fund investments was $2,060,000 for the three months ended September 30, 2023, and represented income attributable to Paramount Group Real Estate Fund X, LP (“Fund X”), which we began consolidating into our consolidated financial statements effective December 12, 2022, and in which we have a 13.0% ownership interest.

(Loss) income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $721,000 for the three months ended September 30, 2023, which represented our share of loss from Paramount Group Real Estate Fund VIII, LP (“Fund VIII”). Income from unconsolidated real estate related funds was $300,000 for the three months ended September 30, 2022, which represented our share of income from Fund VIII and Fund X. The loss in the current year resulted primarily from an unrealized loss on a mezzanine loan investment, of which our share was $762,000.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $28,974,000 for the three months ended September 30, 2023, compared to $5,797,000 for the three months ended September 30, 2022, an increase in loss of $23,177,000. This increase in loss resulted primarily from:

(Amounts in thousands)
RDF's share of an impairment loss related to residential condominium units at One Steuart Lane	$(23,942)
Other, net	765
Total increase in loss	$(23,177)

Interest and Other Income, net

Interest and other income was $4,115,000 for the three months ended September 30, 2023, compared to $1,580,000 for the three months ended September 30, 2022, an increase in income of $2,535,000. This increase resulted primarily from higher yields on cash balances and short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $39,102,000 for the three months ended September 30, 2023, compared to $36,949,000 for the three months ended September 30, 2022, an increase of $2,153,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average variable rates in the current year’s three months compared to prior year.

Income Tax Expense

Income tax expense was $263,000 for the three months ended September 30, 2023, compared to $673,000 for the three months ended September 30, 2022, a decrease of $410,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $4,887,000 for the three months ended September 30, 2023, compared to $4,179,000 for the three months ended September 30, 2022, a $708,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase was primarily due to noncontrolling interests’ share of lease termination income in the current year at 1633 Broadway.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $20,934,000 for the three months ended September 30, 2023, compared to $1,309,000 for the three months ended September 30, 2022, an increase in loss of $19,625,000. This increase was primarily due to the noncontrolling interests’ share of the $23,942,000 impairment loss related to residential condominium units at One Steuart Lane.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $629,000 for the three months ended September 30, 2023, compared to $109,000 for the three months ended September 30, 2022, an increase in net loss allocated to noncontrolling interests of $520,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Results of Operations - Nine Months Ended September 30, 2023 and 2022

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$529,734	$526,415	$3,319
Fee and other income	20,583	29,934	(9,351)
Total revenues	550,317	556,349	(6,032)
Expenses:
Operating	216,889	207,320	9,569
Depreciation and amortization	181,778	171,306	10,472
General and administrative	46,307	45,501	806
Transaction related costs	323	381	(58)
Total expenses	445,297	424,508	20,789
Other income (expense):
Loss from real estate related fund investments	(37,034)	-	(37,034)
(Loss) income from unconsolidated real estate funds	(867)	625	(1,492)
Loss from unconsolidated joint ventures	(63,138)	(15,326)	(47,812)
Interest and other income, net	10,007	2,607	7,400
Interest and debt expense	(112,440)	(106,804)	(5,636)
(Loss) income before income taxes	(98,452)	12,943	(111,395)
Income tax expense	(1,124)	(1,559)	435
Net (loss) income	(99,576)	11,384	(110,960)
Less net (income) loss attributable to noncontrolling
interests in:
Consolidated joint ventures	(15,879)	(12,383)	(3,496)
Consolidated real estate related funds	57,412	2,677	54,735
Operating Partnership	3,849	(204)	4,053
Net (loss) income attributable to common stockholders	$(54,194)	$1,474	$(55,668)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $550,317,000 for the nine months ended September 30, 2023, compared to $556,349,000 for the nine months ended September 30, 2022, a decrease of $6,032,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$10,094	$(7,073)	(1)	$17,167	(2)	$-
Non-cash write-offs of straight-line rent receivables	(11,794)	(4,451)	(3)	(7,343)	(4)	-
Other, net	5,019	4,941	(5)	(692)		770
Increase (decrease) in rental revenue	$3,319	$(6,583)		$9,132		$770

Fee and other income
Fee income
Asset management	$(2,178)	$-		$-		$(2,178)
Property management	(668)	-		-		(668)
Acquisition, disposition, leasing and other	(6,142)	-		-		(6,142)	(6)
Decrease in fee income	(8,988)	-		-		(8,988)
Other income
Same store operations	(363)	259		(366)		(256)
(Decrease) increase in other income	(363)	259		(366)		(256)
(Decrease) increase in fee and other income	$(9,351)	$259		$(366)		$(9,244)

Total (decrease) increase in revenues	$(6,032)	$(6,324)		$8,766		$(8,474)

(1)
Primarily due to lower average occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to higher average occupancy in the current year and higher expense reimbursements from increased operating expenses (See note 1 on page 44).
(3)
Primarily due to a write-off of $6,563 in the current year related to the terminated SVB Securities lease at 1301 Avenue of the Americas, partially offset by write-offs in the prior year related to a tenant’s lease termination at 1633 Broadway.
(4)
Represents a write-off in the current year related to the surrendered JPMorgan space at One Front Street.
(5)
Primarily due to income of $6,803 in the current year, in connection with a tenant’s lease termination at 1633 Broadway, partially offset by lease termination income of $2,056 in the prior year.
(6)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in the prior year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $445,297,000 for the nine months ended September 30, 2023, compared to $424,508,000 for the nine months ended September 30, 2022, an increase of $20,789,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$11,057	$1,897	$9,160	(1)	$-
Other, net	(1,488)	-	-		(1,488)
Increase (decrease) in operating	$9,569	$1,897	$9,160		$(1,488)

Depreciation and amortization
Operations	$10,472	$2,440	$7,346	(2)	$686
Increase in depreciation and amortization	$10,472	$2,440	$7,346		$686

General and administrative
Operations	$806	$-	$-		$806
Increase in general and administrative	$806	$-	$-		$806

Decrease in transaction related costs	$(58)	$-	$-		$(58)

Total increase (decrease) in expenses	$20,789	$4,337	$16,506		$(54)

(1)
Primarily due to higher operating expenses driven by higher average occupancy at One Market Plaza in the current year (see note 2 on page 43).
(2)
Primarily due to a write-off of deferred leasing commissions in the current year in connection with the surrendered JPMorgan space at One Front Street.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $37,034,000 for the nine months ended September 30, 2023, and represented loss attributable to Fund X, which we began consolidating into our consolidated financial statements effective December 12, 2022, and in which we have a 13.0% ownership interest. The loss resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment based on a negotiated transaction price.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $867,000 for the nine months ended September 30, 2023, which represented our share of loss from Fund VIII. Income from unconsolidated real estate related funds was $625,000 for the nine months ended September 30, 2022, which represented our share of income from Fund VIII and Fund X. The loss in the current year resulted primarily from an unrealized loss on a mezzanine loan investment, of which our share was $762,000.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $63,138,000 for the nine months ended September 30, 2023, compared to $15,326,000 for the nine months ended September 30, 2022, an increase in loss of $47,812,000. This increase in loss resulted primarily from:

(Amounts in thousands)
Real estate impairment loss related to 60 Wall Street	$(24,734)
RDF's share of an impairment loss related to residential condominium units at One Steuart Lane	(23,942)
Other, net	864
Total increase in loss	$(47,812)

Interest and Other Income, net

Interest and other income was $10,007,000 for the nine months ended September 30, 2023, compared to $2,607,000 for the nine months ended September 30, 2022, an increase in income of $7,400,000. This increase resulted primarily from higher yields on cash balances and short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $112,440,000 for the nine months ended September 30, 2023, compared to $106,804,000 for the nine months ended September 30, 2022, an increase of $5,636,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average variable rates in the current year’s nine months compared to the prior year.

Income Tax Expense

Income tax expense was $1,124,000 for the nine months ended September 30, 2023, compared to $1,559,000 for the nine months ended September 30, 2022, a decrease of $435,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $15,879,000 for the nine months ended September 30, 2023, compared to $12,383,000 for the nine months ended September 30, 2022, a $3,496,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase was primarily due to higher net income attributable to One Market Plaza, resulting from higher average occupancy in the current year.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $57,412,000 for the nine months ended September 30, 2023, compared to $2,677,000 for the nine months ended September 30, 2022, an increase in loss of $54,735,000. This increase was primarily due to the noncontrolling interests’ share of (i) the $45,658,000 unrealized loss on an investment in a mezzanine loan and (ii) the $23,942,000 impairment loss related to residential condominium units at One Steuart Lane.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $3,849,000 for the nine months ended September 30, 2023, compared to a net income attributable to noncontrolling interests in the Operating Partnership of $204,000 for the nine months ended September 30, 2022, an increase in net loss allocated to noncontrolling interests of $4,053,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of September 30, 2023, we had $1.22 billion of liquidity comprised of $399,631,000 of cash and cash equivalents, $70,892,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of September 30, 2023, our outstanding consolidated debt aggregated $3.82 billion. We had no amounts outstanding under our revolving credit facility. In February 2024, the $975,000,000 mortgage loan at One Market Plaza is scheduled to mature. We are exploring various alternatives to refinance this loan. We may refinance this debt or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On September 15, 2023, we declared a quarterly cash dividend of $0.035 per share of common stock for the third quarter ended September 30, 2023, which was paid on October 13, 2023 to stockholders of record as of the close of business on September 29, 2023. This dividend policy, if continued, would require us to pay out approximately $8,400,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of September 30, 2023, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness, of which our share was $626,292,000. In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000,000 non-recourse mortgage loan securing the property. The joint venture is currently in negotiations with the lender to modify the loan. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of non-recourse carve-outs; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. As of September 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise in connection with the formation transactions, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $61,000,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $470,523,000 and $449,817,000 as of September 30, 2023 and December 31, 2022, respectively, and $509,854,000 and $529,666,000 as of September 30, 2022 and December 31, 2021, respectively. Cash and cash equivalents and restricted cash increased by $20,706,000 and decreased by $19,812,000 for the nine months ended September 30, 2023 and 2022, respectively. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$175,597	$174,417
Investing activities	(106,945)	(85,672)
Financing activities	(47,946)	(108,557)

Operating Activities

Nine months ended September 30, 2023 – We generated $175,597,000 of cash from operating activities for the nine months ended September 30, 2023, primarily from (i) $206,915,000 of net income (before $306,491,000 of non-cash adjustments) and (ii) $438,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $31,756,000 of net changes in operating assets and liabilities. Non-cash adjustments of $306,491,000 were primarily comprised of depreciation and amortization, realized and unrealized losses on real estate related fund investments, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Nine months ended September 30, 2022 – We generated $174,417,000 of cash from operating activities for the nine months ended September 30, 2022, primarily from (i) $209,545,000 of net income (before $198,161,000 of non-cash adjustments) and (ii) $658,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $35,786,000 of net changes in operating assets and liabilities. Non-cash adjustments of $198,161,000 were primarily comprised of depreciation and amortization, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Investing Activities

Nine months ended September 30, 2023 – We used $106,945,000 of cash for investing activities for the nine months ended September 30, 2023, primarily (i) $67,373,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $40,715,000 for contributions to an unconsolidated joint venture, (iii) $35,715,000 for advances to a partner in One Steuart Lane and (iv) $2,077,000 for contributions of capital to Fund VIII, partially offset by (v) $38,935,000 from repayment of advances by a partner in One Steuart Lane.

Nine months ended September 30, 2022 – We used $85,672,000 of cash for investing activities for the nine months ended September 30, 2022, primarily (i) $71,284,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,252,000 for our investment in 1600 Broadway, and (iii) $3,136,000 for contributions of capital to unconsolidated real estate related funds, net of distributions received.

Financing Activities

Nine months ended September 30, 2023 – We used $47,946,000 of cash for financing activities for the nine months ended September 30, 2023, primarily (i) $273,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 300 Mission Street, (ii) $44,325,000 for payment of dividends and distributions to common stockholders and unitholders, (iii) $7,802,000 for distributions to noncontrolling interests in Fund X, (iv) $7,053,000 for distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, (v) $1,847,000 for the settlement of accounts payable in connection with repurchases of common shares in 2022, (vi) $576,000 for the payment of debt issuance costs in connection with the refinancing of 300 Mission Street and (vii) $205,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (viii) $232,050,000 of proceeds from notes and mortgages payable in connection with the refinancing of 300 Mission Street and (ix) $54,812,000 of contributions from noncontrolling interests in consolidated real estate related funds.

Nine months ended September 30, 2022 – We used $108,557,000 of cash for financing activities for the nine months ended September 30, 2022, primarily (i) $54,459,000 for dividends and distributions to common stockholders and unitholders, (ii) $33,814,000 for distributions to noncontrolling interests, (iii) $20,000,000 for the repurchases of common shares and (iv) $284,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(25,061)	$981	$9,285	$(35,327)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	60,263	40,431	18,554	1,278
General and administrative	15,460	-	-	15,460
Interest and debt expense	39,102	25,523	12,816	763
Income tax expense	263	-	-	263
Income from real estate related fund investments	(2,060)	-	-	(2,060)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	9,233	3,376	5,858	(1)
Loss (income) from unconsolidated joint ventures	28,974	(1)	3,890	25,085
Fee income	(4,573)	-	-	(4,573)
Interest and other income, net	(4,115)	(655)	(740)	(2,720)
Other, net	853	-	-	853
NOI	118,339	69,655	49,663	(979)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(22,275)	(3,049)	(19,226)	-
Paramount's share of NOI	$96,064	$66,606	$30,437	$(979)

NOI	$118,339	$69,655	$49,663	$(979)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(1,514)	1,184	(2,668)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,110)	(729)	(1,381)	-
Cash NOI	114,715	70,110	45,614	(1,009)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(20,520)	(3,179)	(17,341)	-
Paramount's share of Cash NOI	$94,195	$66,931	$28,273	$(1,009)

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$1,224	$2,701	$10,276	$(11,753)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	58,284	39,155	17,918	1,211
General and administrative	13,150	-	-	13,150
Interest and debt expense	36,949	23,392	12,794	763
Income tax expense	673	5	-	668
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	11,540	3,556	7,837	147
Loss (income) from unconsolidated joint ventures	5,797	(7)	4,384	1,420
Fee income	(5,132)	-	-	(5,132)
Interest and other income, net	(1,580)	(236)	(201)	(1,143)
Other, net	(195)	-	-	(195)
NOI	120,710	68,566	53,008	(864)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(21,222)	(2,383)	(18,839)	-
Paramount's share of NOI	$99,488	$66,183	$34,169	$(864)

NOI	$120,710	$68,566	$53,008	$(864)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(3,969)	1,514	(5,453)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(790)	708	(1,498)	-
Cash NOI	115,951	70,788	46,057	(894)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(19,988)	(2,775)	(17,213)	-
Paramount's share of Cash NOI	$95,963	$68,013	$28,844	$(894)

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(99,576)	$(21,213)	$23,025	$(101,388)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	181,778	117,879	60,128	3,771
General and administrative	46,307	-	-	46,307
Interest and debt expense	112,440	72,081	38,082	2,277
Income tax expense (benefit)	1,124	5	(78)	1,197
Loss from real estate related fund investments	37,034	-	-	37,034
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	30,334	10,143	20,133	58
Loss from unconsolidated joint ventures	63,138	25,000	10,262	27,876
Fee income	(14,106)	-	-	(14,106)
Interest and other income, net	(10,007)	(1,616)	(1,384)	(7,007)
Other, net	1,190	-	-	1,190
NOI	349,656	202,279	150,168	(2,791)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(67,551)	(8,415)	(59,136)	-
Paramount's share of NOI	$282,105	$193,864	$91,032	$(2,791)

NOI	$349,656	$202,279	$150,168	$(2,791)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(1,690)	3,270	(4,990)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,187)	(1,779)	(4,408)	-
Cash NOI	341,779	203,770	140,770	(2,761)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(60,072)	(8,837)	(51,235)	-
Paramount's share of Cash NOI	$281,707	$194,933	$89,535	$(2,761)

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$11,384	$18,732	$27,705	$(35,053)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	171,306	115,439	52,782	3,085
General and administrative	45,501	-	-	45,501
Interest and debt expense	106,804	66,465	38,054	2,285
Income tax expense	1,559	7	4	1,548
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	34,359	9,902	24,162	295
Loss (income) from unconsolidated joint ventures	15,326	(4)	12,164	3,166
Fee income	(23,094)	-	-	(23,094)
Interest and other income, net	(2,607)	(282)	(280)	(2,045)
Other, net	(244)	-	-	(244)
NOI	360,294	210,259	154,591	(4,556)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(63,340)	(7,808)	(55,532)	-
Paramount's share of NOI	$296,954	$202,451	$99,059	$(4,556)

NOI	$360,294	$210,259	$154,591	$(4,556)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share
of unconsolidated joint ventures)	(8,288)	883	(9,201)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,115)	1,597	(4,712)	-
Cash NOI	348,891	212,739	140,678	(4,526)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(61,194)	(8,459)	(52,735)	-
Paramount's share of Cash NOI	$287,697	$204,280	$87,943	$(4,526)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2023 and 2022. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2023 (1)	$96,064	$66,606		$30,437	$(979)
Lease termination income	(5,249)	(4,066)		(1,183)	-
Non-cash write-offs of straight-line receivables	144	77		67	-
Acquisitions / Redevelopment and other, net	925	3	(2)	(57)	979
Paramount's share of Same Store NOI for the
three months ended September 30, 2023	$91,884	$62,620		$29,264	$-

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2022 (1)	$99,488	$66,183		$34,169	$(864)
Non-cash write-offs of straight-line receivables	1,674	1,674		-	-
Acquisitions / Redevelopment and other, net	1,242	378	(2)	-	864
Paramount's share of Same Store NOI for the
three months ended September 30, 2022	$102,404	$68,235		$34,169	$-

Decrease in Same Store NOI	$(10,520)	$(5,615)		$(4,905)	$-
% Decrease	(10.3%)	(8.2%)		(14.4%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes our share of NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2023 (1)	$94,195	$66,931		$28,273	$(1,009)
Lease termination income	(5,249)	(4,066)		(1,183)	-
Acquisitions / Redevelopment and other, net	1,012	3	(2)	-	1,009
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2023	$89,958	$62,868		$27,090	$-

	For the Three Months Ended September 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months
ended September 30, 2022 (1)	$95,963	$68,013		$28,844	$(894)
Acquisitions / Redevelopment and other, net	917	23	(2)	-	894
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2022	$96,880	$68,036		$28,844	$-

Decrease in Same Store Cash NOI	$(6,922)	$(5,168)		$(1,754)	$-
% Decrease	(7.1%)	(7.6%)		(6.1%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents our share of Cash NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the nine months ended
September 30, 2023 (1)	$282,105	$193,864		$91,032		$(2,791)
Lease termination income	(7,304)	(6,121)		(1,183)		-
Non-cash write-offs of straight-line rent receivables	14,050	6,640	(2)	7,410	(2)	-
Acquisitions / Redevelopment and other, net	2,690	(44)	(3)	(57)		2,791
Paramount's share of Same Store NOI for the
nine months ended September 30, 2023	$291,541	$194,339		$97,202		$-

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the nine months ended
September 30, 2022 (1)	$296,954	$202,451		$99,059		$(4,556)
Lease termination income	(1,875)	(1,875)		-		-
Non-cash write-offs of straight-line rent receivables	1,980	1,980		-		-
Acquisitions / Redevelopment and other, net	3,307	(1,028)	(3)	(221)		4,556
Paramount's share of Same Store NOI for the
nine months ended September 30, 2022	$300,366	$201,528		$98,838		$-

Decrease in Same Store NOI	$(8,825)	$(7,189)		$(1,636)		$-
% Decrease	(2.9%)	(3.6%)		(1.7%)

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes write-offs related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan space at One Front Street in our San Francisco portfolio.
(3)
Includes our share of NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2023 (1)	$281,707	$194,933		$89,535	$(2,761)
Lease termination income	(7,304)	(6,121)		(1,183)	-
Acquisitions / Redevelopment and other, net	2,713	(48)	(2)	-	2,761
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2023	$277,116	$188,764		$88,352	$-

	For the Nine Months Ended September 30, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the nine months
ended September 30, 2022 (1)	$287,697	$204,280		$87,943	$(4,526)
Lease termination income	(1,875)	(1,875)		-	-
Acquisitions / Redevelopment and other, net	2,655	(1,650)	(2)	(221)	4,526
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2022	$288,477	$200,755		$87,722	$-

(Decrease) increase in Same Store Cash NOI	$(11,361)	$(11,991)		$630	$-
% (Decrease) increase	(3.9%)	(6.0%)		0.7%

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

The following table presents a reconciliation of net (loss) income to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2023	2022	2023	2022
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(25,061)	$1,224	$(99,576)	$11,384
Real estate depreciation and amortization (including our
share of unconsolidated joint ventures)	69,160	68,009	209,687	201,069
Our share of a non-cash real estate impairment loss related to an unconsolidated joint venture	-	-	24,734	-
FFO	44,099	69,233	134,845	212,453
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(14,801)	(13,408)	(44,865)	(39,868)
Consolidated real estate related funds	20,933	1,304	57,398	2,659
Operating Partnership	(3,510)	(3,763)	(9,861)	(13,683)
FFO attributable to common stockholders	$46,721	$53,366	$137,517	$161,561
Per diluted share	$0.21	$0.24	$0.63	$0.73

FFO	$44,099	$69,233	$134,845	$212,453
Non-core items:
RDF's share of a non-cash impairment loss related to residential condominium units at One Steuart Lane	23,942	$-	$23,942	$-
Adjustments to equity in earnings for (distributions from) contributions to unconsolidated joint ventures	(1,917)	709	(4,540)	294
Adjustment for realized and unrealized gains and losses from consolidated and unconsolidated real estate related fund investments	711	21	47,732	39
Other, net (including after-tax net gains or losses on sale of residential condominium units at One Steuart Lane)	1,606	1,614	4,802	3,664
Core FFO	68,441	71,577	206,781	216,450
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(14,801)	(13,408)	(44,865)	(39,868)
Consolidated real estate related funds	(2,226)	(94)	(9,026)	(381)
Operating Partnership	(3,592)	(3,826)	(10,228)	(13,741)
Core FFO attributable to common stockholders	$47,822	$54,249	$142,662	$162,460
Per diluted share	$0.22	$0.24	$0.66	$0.73

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,043,022	224,864,791	216,871,778	222,228,605
Effect of dilutive securities	32,676	28,555	21,638	34,143
Denominator for FFO and Core FFO per diluted share	217,075,698	224,893,346	216,893,416	222,262,748

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2023.

Property	Rate	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
One Market Plaza	4.03%	$-	$975,000	$-	$-	$-	$-	$975,000	$961,419
31 West 52nd Street	3.80%	-	-	-	500,000	-	-	500,000	454,062
1301 Avenue of the Americas (1)	2.49%	-	-	-	500,000	-	-	500,000	497,811
300 Mission Street	4.50%	-	-	-	232,050	-	-	232,050	213,256
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	957,064
Total Fixed Rate Debt	3.43%	$-	$975,000	$-	$1,232,050	$-	$1,250,000	$3,457,050	$3,083,612

Variable Rate Debt:
1301 Avenue of the Americas (2)	8.18%	$-	$-	$-	$360,000	$-	$-	$360,000	$358,424
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	8.18%	$-	$-	$-	$360,000	$-	$-	$360,000	$358,424

Total Consolidated Debt	3.88%	$-	$975,000	$-	$1,592,050	$-	$1,250,000	$3,817,050	$3,442,036

(1)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.
(2)
Represents variable rate loans, where SOFR has been capped at 4.50% through August 2024. See table below. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.

In addition to the above, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness as of September 30, 2023, of which our share was $626,292,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of September 30, 2023.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$20,865	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$20,865	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$2,776	$-
1301 Avenue of the Americas	360,000	Jul-2021	Aug-2023	LIBOR	2.00%	-	6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,776	$6,123

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of September 30, 2023			As of December 31, 2022
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	8.18%	$3,600	$360,000	5.56%
Fixed Rate (1)	2,674,930	3.27%	-	2,687,665	3.25%
	$3,034,930	3.86%	$3,600	$3,047,665	3.52%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$115,267	7.50%	$1,153	$113,739	6.12%
Fixed rate	511,025	3.32%	-	511,025	3.30%
	$626,292	4.09%	$1,153	$624,764	3.82%

Noncontrolling interests' share of above			$(332)
Total change in annual net income			$4,421
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 58.

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

As of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

On November 5, 2019, we received authorization from our Board of Directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three and nine months ended September 30, 2023 under our stock repurchase program. As of September 30, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Seventh Amended and Restated Bylaws of Paramount Group, Inc., effective August 1, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 4, 2023.

10.1	Form of AOLTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

10.2	Form of LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.
Date:	November 1, 2023	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	November 1, 2023	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)