Form 10-K
period 2023-12-31
Paramount Group, Inc.
filed 2024-02-14
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

As of February 1, 2024, there were 217,366,089 shares of the registrant’s common stock outstanding.

As of June 30, 2023, the aggregate market value of the 182,806,226 shares of common stock held by non-affiliates of the Registrant was $809,832,000 based on the June 30, 2023 closing share price of our common stock of $4.43 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 16, 2024) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on
Form 10-K.

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2023, portions of which are incorporated by reference herein.

Forward-Looking Statements

We make statements in this Annual Report on Form 10-K that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•
unfavorable market and economic conditions in the United States, including New York City and San Francisco, and globally, including as a result of elevated inflation and interest rates;
•
risks associated with high concentrations of our properties in New York City and San Francisco;
•
risks associated with ownership of real estate;
•
decreased rental rates or increased vacancy rates;
•
the risk we may lose a major tenant or that a major tenant may be adversely impacted by market and economic conditions, including elevated inflation and interest rates;
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
•
Any future pandemic, endemic or outbreak of infectious disease may continue to have an adverse impact on our and our tenants’ businesses, including our tenants’ ability to pay rent, which could materially impact our financial condition and results of operations.
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
•
Variable rate debt is subject to interest rate risk, including as a result of elevated inflation, that could increase our interest expense, increase the cost to refinance and increase the cost of issuing new debt.
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

PART I

ITEM 1. BUSINESS

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district (“CBD”) submarkets of New York City and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.8% of the Operating Partnership as of December 31, 2023.

As of December 31, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

•
Demonstrated Acquisition and Operational Expertise. Over the past 26 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•
Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including JPMorgan Chase, Google, Allianz Global Investors, Credit Agricole Corporate & Investment Bank, Morgan Stanley, Norton Rose Fulbright, Showtime Networks, Warner Music Group, Kasowitz Benson Torres, and O’Melveny & Myers.

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

•
Proven Investment Management Business. We have a successful investment management business, where we serve as the general partner and property manager of several real estate related funds for institutional investors and high-net-worth individuals. We have also entered into a number of joint ventures with institutional investors, high-net-worth individuals and other sophisticated real estate investors through which we have invested in real estate. We expect our investment management business to be a complementary part of our overall real estate investment business.

•
Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 27 years, and has worked at our company for an average of 15 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

Objectives and Strategy

Our primary business objective is to enhance stockholder value by increasing cash flow from operations. The strategies we intend to execute to achieve this objective include:

•
Leasing vacant and expiring space, at market rents;

•
Maintaining a disciplined acquisition strategy focused on owning and operating Class A office properties in select CBD submarkets of New York City and San Francisco;

•
Redeveloping and repositioning properties to increase returns; and

•
Proactively managing our portfolio to increase occupancy and rental rates.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2023, 2022 and 2021.

Human Capital

We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including compensation and benefits, work environment, the health, safety and wellness of our employees and career development and professional training. As of December 31, 2023, we had 329 employees, including 103 corporate employees and 226 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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
•
paid volunteer day to enable employees to make a difference within their community;
•
income protection through our sick pay, short-term and long-term disability policies and parental leave;
•
subsidized gym memberships;
•
a commuter subsidy to support the use of public transportation; and
•
life and accidental death & dismemberment insurance.

Diversity and Inclusion

We are committed to equal opportunity and workplaces that are free from discrimination or harassment on the basis of race, religion, sex, color, national origin, creed, ethnicity, age, disability, political affiliation, sexual orientation, gender identity or expression, or any other status protected by applicable law. We do not accept disrespectful or inappropriate behavior, harassment or retaliation in the workplace or in any work-related circumstance outside the workplace. We provide each of our employees with detailed policies and materials related to equal opportunity, discrimination, and harassment, and we require annual, mandatory employee training on these matters. We promote a culture of inclusion and value diverse viewpoints to strengthen our management practices and empower us to adapt to new challenges. As of December 31, 2023, our employee workforce was approximately 54% racially and ethnically diverse; women account for approximately 31% of our total employee base and 27% of our management team.

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

Career Development and Professional Training

We promote the personal and professional growth and development of our employees by providing a wide range of tools and development opportunities that build and strengthen our employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, and external programs. We take pride in promoting our employees from within.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities, as well as cybersecurity incidents. While we do carry commercial general liability insurance, property insurance, terrorism insurance and cybersecurity insurance, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

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

On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The final Treasury Regulations provide that:

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

The final Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:

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

Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder”. To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility, elevated inflation, elevated interest rates and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, including as a result of elevated inflation and interest rates;
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

As of December 31, 2023, approximately 64% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2023, the vacancy rate of our portfolio (at our share) was 12.3%. During 2024, 769,746 square feet (at our share), or about 8.6% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 9.9% of our annualized rents. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

We are exposed to risks associated with property redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.

In June 2022, 60 Wall Street, a 1.6 million square foot Class A office building, in which we own a 5.0% interest was taken “out-of-service” for redevelopment. To the extent that we continue to engage in redevelopment and repositioning activities with respect to our properties, we will be subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include, without limitation, (i) the availability and pricing of financing on favorable terms or at all; (ii) the availability and timely receipt of zoning and other regulatory approvals; (iii) the potential for the fluctuation of occupancy rates and rents at redeveloped properties, which may result in our investment not being profitable; (iv) start up, repositioning and redevelopment costs may be higher than anticipated; (v) cost overruns and untimely completion of construction (including risks beyond our control, such as weather or labor conditions, or materials shortages); (vi) the potential that we may fail to recover expenses already incurred if we abandon development or redevelopment opportunities after we begin to explore them; (vii) the potential that we may expend funds on and devote management time to projects which we do not complete; (viii) the inability to complete construction and leasing of a property on schedule, resulting in increased debt service expenses and construction or redevelopment costs; and (ix) the possibility that properties will be leased at below expected rental rates. Additionally, inflationary pricing may have a negative effect on the construction costs necessary to initiate or complete redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. These risks could result in substantial unanticipated delays or expenses and could prevent the initiation or the completion of redevelopment activities, any of which could have an adverse effect on our financial condition, results of operations, cash flow, the market value of our common stock and ability to satisfy our principal and interest obligations and to make distributions to our stockholders.

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

Our rental revenue depends on entering into leases with and collecting rents from tenants. While no single tenant accounts for more than 10% of our rental revenue, our six largest tenants in the aggregate account for approximately 24% of our share of rental revenue. General and regional economic conditions may adversely affect our major tenants and potential tenants in our markets. Our major tenants may experience a material business downturn, which could potentially result in a failure to make timely rental payments and/or a default under their leases. In many cases, through tenant improvement allowances and other concessions, we have made substantial upfront investments in the applicable leases that we may not be able to recover. In the event of a tenant default, we may experience delays in enforcing our rights and may also incur substantial costs to protect our investments.

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

We believe we have been impacted and may continue to be adversely affected by trends in the office real estate industry, including telecommuting, flexible work schedules, open workplaces and teleconferences.

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

Equity real estate investments are relatively illiquid, which may tend to limit our ability to react promptly to changes in economic or other market conditions. Our ability to dispose of assets in the future will depend on prevailing economic and market conditions. Our inability to sell our properties on favorable terms or at all could have an adverse effect on our sources of working capital and our ability to satisfy our debt obligations. In addition, real estate can at times be difficult to sell quickly at prices we find acceptable. The Internal Revenue Code of 1986, as amended (the “Code”), also imposes restrictions on REITs, which are not applicable to other types of real estate companies, on the disposal of properties. Furthermore, we will be subject to U.S. federal income tax at the highest regular corporate rate, which is currently 21%, on certain built-in gains recognized in connection with a taxable disposition of any asset we acquire from a C corporation in a transaction in which our basis in such asset is determined by reference to the basis of the asset in the hands of the C corporation for a period of up to five years following the acquisition of such asset, which may make an otherwise attractive disposition opportunity less attractive or even impractical. These potential difficulties in selling real estate in our markets may limit our ability to change or reduce the office buildings in our portfolio promptly in response to changes in economic or other conditions.

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

We have in the past, are currently and may in the future acquire and own properties in joint ventures and real estate related funds with other persons or entities when we believe circumstances warrant the use of such structures. Joint venture and fund investments involve risks, including: the possibility that our partners might refuse to make capital contributions when due; that we may be responsible to our partners for indemnifiable losses; that our partners might at any time have business or economic goals that are inconsistent with ours; and that our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests. We and our respective joint venture partners may each have the right to trigger a buy-sell, put right or forced sale arrangement, which could cause us to sell our interest, or acquire our partner’s interest, or to sell the underlying asset, at a time when we otherwise would not have initiated such a transaction, without our consent or on unfavorable terms. In some instances, joint venture and fund partners may have competing interests in our markets that could create conflicts of interest. These conflicts may include compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures or funds does not operate in compliance with the REIT requirements. Further, our joint venture and fund partners may fail to meet their obligations to the joint venture or fund as a result of financial distress or otherwise, and we may be forced to make contributions to maintain the value of the property. We will review the qualifications and previous experience of any co-venturers or partners, although we cannot guarantee that we will obtain financial information from, or undertake independent investigations with respect to, prospective co-venturers or partners. To the extent our partners do not meet their obligations to us or our joint ventures or funds or they take action inconsistent with the interests of the joint venture or fund, we may be adversely affected.

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

Any future pandemic, epidemic or outbreak of infectious disease may have the effect of heightening many of the risks described herein and our and our tenants’ businesses could be adversely impacted due to, among other factors:

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

The impact of any future pandemic, epidemic or outbreak of infectious disease will depend on, among other factors, the duration and spread of the outbreak, related travel advisories and restrictions, the impact of vaccines and the accessibility of liquidity and to the capital markets. Any future pandemic, epidemic or outbreak of infectious disease present uncertainty and risk and may have a material adverse effect on our performance, financial condition, results of operations and cash flows.

Capital and credit market conditions may adversely affect our access to various sources of capital or financing and/or the cost of capital, which could impact our business activities, dividends, earnings and common stock price, among other things.

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2023, including debt of our unconsolidated joint ventures, we had $5.6 billion of total debt, of which our share is $3.7 billion, all of which was secured debt, and we have $750.0 million of available borrowing capacity under our unsecured revolving credit facility. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing our cash dividend or paying out less than 100% of our taxable income. The current inflation environment has led to elevated interest rates, which has a direct effect on the interest expense of our borrowings. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers, including, as relevant, assets and entities acquired from our Predecessor as part of the formation transactions that occurred at the time of our initial public offering in 2014 (the “Formation Transactions”). Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with the acquired entities, tax liabilities and other liabilities whether incurred in the ordinary course of business or otherwise. In the future we may enter into transactions with limited representations and warranties or with representations and warranties that do not survive the closing of the transactions, in which event we would have no or limited recourse against the sellers of such properties. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses, or a time limit.

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

Our investment management business is subject to extensive regulation, including periodic examinations and investigations, by governmental agencies in the jurisdictions in which we operate or raise capital. These authorities have regulatory powers dealing with many aspects of our investment management business, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. These regulations are extensive, complex and require substantial management time and attention. In particular, two of our subsidiaries, Paramount Group Real Estate Advisor LLC (“PGREA”) and Paramount Group Real Estate Advisor II, LP (“PGREA II”), are registered with the SEC as investment advisers under the U.S. Investment Advisers Act of 1940 (the “Advisers Act”), and PGREA is currently, and may in the future be, registered in certain jurisdictions as a non-EU alternative investment fund manager of non-EU alternative investment funds under the Alternative Investment Fund Managers Directive, 2011/61/EU, and various local European laws implementing this directive (collectively, the “AIFMD”). Such registration results in certain aspects of our investment management business being supervised by the SEC, and subject to regulation or reporting requirements by the regulatory bodies of the countries where our subsidiaries are currently, and may in the future be, registered in pursuant to the AIFMD. Our investment management business is also subject to notification of sales activities for one or more of our managed funds in Germany or other countries, the Bundesanstalt fuer Finanzdiensleistungsaufsicht, Germany’s Federal Financial Supervisory Authority (“BaFin”), or other foreign regulators. The Advisers Act, in particular, requires registered investment advisers to comply with numerous obligations, including compliance, record-keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or administrative burdens or otherwise adversely impact our business, including by preventing us from recommending investment opportunities that otherwise meet the respective investment criteria of us or our funds.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. If the U.S. Federal Reserve continues to raise interest rates or keeps interest rates elevated for a prolonged period, this could increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.

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

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows. Moreover, cyber attacks perpetrated against our tenants, including unauthorized access to the tenant’s or their customers’ confidential information, could impact our tenants’ operations and negatively impact our business.

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
•
force us to dispose of one or more of our properties, possibly on unfavorable terms (including the possible application of the 100% tax on income from prohibited transactions, discussed below in “We may be subject to a 100% penalty tax on any prohibited transactions that we enter into, or may be required to forego certain otherwise beneficial opportunities in order to avoid the penalty tax on prohibited transactions”) or in violation of certain covenants to which we may be subject;
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

As of December 31, 2023, $360.0 million of our outstanding consolidated debt was subject to instruments which bear interest at variable rates that have been capped at 4.5% through August 2024 and $500.0 million of our outstanding consolidated debt which bears interest at variable rate has been swapped to fixed rate through August 2024. Additionally, our $750.0 million unsecured revolving Credit Facility bears interest at 135 basis points over the secured overnight refinancing rate (“SOFR”) with adjustments based on the terms of advances, plus a facility fee of 20 basis points. We may also borrow additional money at variable interest rates in the future. Unless we make arrangements that hedge against the risk of elevated interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

As of December 31, 2023, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares through a series of Formation Transactions and concurrent private placements at the time of our initial public offering on November 24, 2014. These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our Operating Partnership, other than us, have the right to require our Operating Partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more TRSs, and the income of those TRSs will be subject to U.S. federal and state income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.

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

In the case of an audit of a partnership, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. Thus, for example, an audit assessment attributable to former partners of the Operating Partnership could be shifted to the partners in the year of adjustment. The partnership audit rules also include, among other procedures, an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership (such as our Operating Partnership).

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

ITEM 1C. CYBERSECURITY

Governance Related to Cybersecurity Risks

Our board of directors is responsible for overseeing the Company’s risk management process. Our board of directors focuses on our general risk management strategy and the most significant risks facing the Company, and works to ensure that appropriate risk mitigation strategies are implemented by management. Our board of directors also is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters.

Our board of directors has delegated oversight of the Company’s risk management process to the Audit Committee of our board of directors (the “Audit Committee”). Among its duties, the Audit Committee reviews with management the Company’s policies with respect to risk assessment and management of risks that may be material to us, including cybersecurity risk management. The Audit Committee receives, at a minimum, quarterly reports about legal and compliance matters, which can include reporting on cybersecurity incidents occurring or threats that have been thwarted or are being monitored during the prior period, as reported internally by the Chief Information Technology Officer (“CITO”).

The CITO, who has served in this role for over eight years, regularly reports cybersecurity updates to our Chief Operating Officer who, in his dual role as Chief Financial Officer, is our primary liaison with the Audit Committee. To inform about these updates and help guide cybersecurity related activities across our organization, the CITO has assembled a cybersecurity focus group and steering committee that meets on a quarterly basis and is made up of experienced representatives from various of our cybersecurity risk management consultants, external network security experts and cloud storage providers. These meetings are chaired by the CITO and include discussion of our cybersecurity needs, taking into account the latest industry trends.

On an annual basis, the CITO presents to the Audit Committee a detailed overview of our IT department’s operations, including staffing and risks inherent in this functional area in order to apprise the Audit Committee, among other things, of our cybersecurity risks, how they arise throughout our business and what management’s mitigation strategies are. The Audit Committee periodically engages third-party specialists to perform maturity assessments of our cybersecurity program. The Audit Committee reports on these matters to our board of directors as needed. In addition, the CITO periodically presents directly to our board of directors on our cybersecurity program.

Cyber Risk Management and Strategy

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our IT networks and related systems. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems. For more information about the cybersecurity risks we face, see Item 1A, Risk Factors. To help manage these risks, we have implemented and maintain a cybersecurity risk management program that includes processes for the identification, assessment, and treatment of cybersecurity risks. These assessments are aligned with industry standards and leading practices, and provide a comparison based on practices at comparable organizations and recommendations for management to consider.

In addition to these external assessments, compliance readiness is assessed at a minimum annually by our CITO, in the form of penetration testing and vulnerability assessments. This program extends to a review of the cybersecurity measures in place at the properties that we own as well as our corporate headquarters, and selected senior managers also have participated in a tabletop exercise curated by our external security consultant to test and improve our incident response planning. We also maintain processes around third-party vendor risk management, such as the submission of vendor questionnaires to critical vendors and the inclusion of contractual security requirements as appropriate.

ITEM 2. PROPERTIES

Portfolio Summary

As of December 31, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

The table below provides additional details about our owned properties comprised of 14 Class A properties aggregating 13.0 million square feet as of December 31, 2023.

(Amounts in thousands, except square feet and per square foot amounts)					Annualized Rent (3)		Square Feet
Property	Paramount Ownership	Number of Buildings	% Leased(1)	% Occupied(2)	Amount	Per Square Foot (4)	In Service	Out of Service	Total
New York:
1633 Broadway	90.0%	1	96.4%	96.3%	$191,370	$82.09	2,528,838	-	2,528,838
1301 Avenue of the Americas	100.0%	1	82.1%	75.8%	110,652	86.44	1,748,337	-	1,748,337
1325 Avenue of the Americas	100.0%	1	95.9%	92.9%	51,336	68.41	824,881	-	824,881
31 West 52nd Street	100.0%	1	96.1%	92.6%	69,534	94.87	768,052	-	768,052
900 Third Avenue	100.0%	1	82.4%	81.6%	34,365	71.35	591,276	-	591,276
712 Fifth Avenue	50.0%	1	73.9%	71.0%	51,932	134.52	543,498	-	543,498
1600 Broadway	9.2%	1	100.0%	100.0%	10,669	316.62	25,693	-	25,693
60 Wall Street (5)	5.0%	1	N/A	N/A	N/A	N/A	-	1,625,483	1,625,483
Subtotal / Weighted Average		8	89.8%	87.2%	$519,858	$86.47	7,030,575	1,625,483	8,656,058
Paramount's Ownership Interest		8	90.2%	87.5%	$465,070	$83.94	6,482,638	81,437	6,564,075

San Francisco:
One Market Plaza	49.0%	2	94.7%	94.7%	166,545	108.34	1,609,553	-	1,609,553
Market Center	67.0%	2	55.1%	55.1%	37,784	91.36	750,357	-	750,357
300 Mission Street	31.1%	1	81.4%	81.4%	50,990	95.86	654,834	-	654,834
One Front Street	100.0%	1	87.3%	87.3%	50,655	89.96	644,798	-	644,798
55 Second Street	44.1%	1	86.7%	86.7%	28,202	86.10	377,945	-	377,945
111 Sutter Street	49.0%	1	56.8%	56.8%	13,174	84.50	277,279	-	277,279
Subtotal / Weighted Average		8	81.6%	81.6%	$347,350	$98.37	4,314,766	-	4,314,766
Paramount's Ownership Interest		8	80.8%	80.8%	$192,327	$97.10	2,442,412	-	2,442,412

Total / Weighted Average		16	86.7%	85.1%	$867,208	$90.93	11,345,341	1,625,483	12,970,824
Paramount's Ownership Interest		16	87.7%	85.7%	$657,397	$87.45	8,925,050	81,437	9,006,487

(1)
Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)
Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)
Amounts represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)
Represents office and retail space only.
(5)
This property has been taken “out-of-service” for redevelopment.

Tenant Diversification

As of December 31, 2023, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including legal services, technology and media, financial services, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2023.

(Amounts in thousands, except square feet and per square feet amounts)				Our Share of
		Total		Total		Annualized Rent (1)		% of
	Lease	Square Feet		Square Feet			Per Square	Annualized
Tenant	Expiration	Occupied (2)		Occupied (2)		Amount	Foot (2)	Rent
JPMorgan Chase	Jun-2025	241,854		241,854		$20,883	$86.04	3.2%
	Dec-2029	76,999		76,999		8,015	104.09	1.2%
	Dec-2030	25,157		25,157		2,389	94.41	0.4%
		344,010		344,010		31,287	90.69	4.8%

Clifford Chance	Jun-2024	328,543	(3)	328,543	(3)	29,977	91.23	4.6%

Allianz Global Investors	Jan-2031	320,911		288,823		28,698	99.36	4.4%

Norton Rose Fulbright	Mar-2032	111,589		111,589		10,206	91.46	1.6%
	Sep-2034	179,286		179,286		17,764	94.81	2.7%
		290,875		290,875		27,970	93.53	4.3%

Morgan Stanley	Mar-2032	260,829		234,749		20,030	85.33	3.0%

Warner Music Group	Jul-2029	288,250		259,428		18,254	69.40	2.8%

Showtime Networks	Jan-2026	253,196		227,879		17,353	74.54	2.6%

Google	Apr-2025	339,833		166,518		16,228	97.03	2.5%

Kasowitz Benson Torres	May-2024	50,718		45,647		3,705	81.17	0.6%
	Mar-2037	152,676		137,410		11,154	81.17	1.7%
		203,394		183,057		14,859	81.17	2.3%

O'Melveny & Myers	Feb-2040	160,708		160,708		12,857	80.00	2.0%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)
Represents office and retail space only.
(3)
Includes 105,756 square feet that has been pre-leased to Wilson Sonsini through March 2041.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2023.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,944,310	25.5%	$171,545	26.1%
Technology and Media	1,492,350	19.5%	124,842	19.0%
Financial Services - Commercial and Investment Banking	1,259,554	16.5%	107,023	16.3%
Financial Services, all others	1,124,716	14.7%	106,733	16.2%
Insurance	408,864	5.3%	39,810	6.1%
Retail	162,193	2.1%	18,179	2.8%
Travel and Leisure	206,823	2.7%	13,959	2.1%
Consumer Products	121,732	1.6%	10,374	1.6%
Other Professional Services	111,420	1.5%	10,137	1.5%
Other	813,765	10.6%	54,795	8.3%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2023 for each of the ten calendar years beginning with the year ending December 31, 2024. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	8,813	6,132	$805	$-	0.1%

2024	875,242	763,614	65,379	85.62	9.8%
2025	1,524,886	1,042,161	93,602	89.80	14.0%
2026	1,390,953	957,255	85,438	86.80	12.8%
2027	319,521	237,899	21,740	91.06	3.2%
2028	342,556	252,794	21,240	84.11	3.2%
2029	643,576	551,836	43,129	83.90	6.4%
2030	641,275	544,794	49,395	90.79	7.4%
2031	601,218	521,520	51,015	94.38	7.6%
2032	954,749	649,950	61,085	94.00	9.1%
2033	333,984	299,518	26,554	88.66	4.0%
Thereafter	2,198,926	1,995,912	150,372	81.30	22.4%

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

As of December 31, 2023, the vacancy rate of our portfolio (at our share) was 12.3%. During 2024, 769,746 square feet (at our share and including month to month leases), or about 8.6% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 9.9% of our annualized rents.

Real Estate Related Fund Investments

We have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds.

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”) and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (“Fund X-ECI”), which invest in real estate and related investments. As of December 31, 2023, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 13.0%, respectively.

We are also the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. As of December 31, 2023, our ownership interest in RDF was approximately 7.4%.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,314 square foot art deco style building located on the corner 58th Street and Fifth Avenue, in New York, New York.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of December 31, 2023, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE.

As of December 31, 2023, there were approximately 85 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

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

On December 15, 2023, we declared a regular quarterly cash dividend of $0.035 per share of common stock for the fourth quarter ended December 31, 2023, which was paid on January 12, 2024 to stockholders of record as of the close of business on December 29, 2023.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the MSCI US REIT/Office REIT Index (the “Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity REIT Index (the “All Equity REIT Index”). The graph assumes that $100 was invested on December 31, 2018 in our common stock, the Office REIT Index and the All Equity REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Return
$200
$150
$100
$50
$-
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
Paramount Group, Inc.
Office REIT Index
All Equity REIT Index

	December 31,
	2018	2019	2020	2021	2022	2023
Paramount Group, Inc.	$100.00	$114.13	$77.63	$73.79	$54.87	$49.69
Office REIT Index	100.00	128.99	102.79	124.50	79.14	79.70
All Equity REIT Index	100.00	128.66	122.07	172.49	129.45	144.16

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	25,859,075	(1)	$10.08	(2)	1,790,937	(3)
Equity compensation plans not approved by stockholders	11,630,563	(4)	5.12		-
Total	37,489,638		$7.77		1,790,937

(1)
Consists of (i) 1,988,993 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our Amended and Restated 2014 Equity Incentive Plan (the “Plan”), (ii) 13,809,174 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan, (iii) 6,642,144 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of outstanding Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”) granted pursuant to the Plan and (iv) 3,418,764 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. The 13,809,174 LTIP units include 5,933,697 LTIP units that remain subject to the achievement of the requisite Performance-Based vesting criteria.
(2)
Represents the weighted average exercise price of outstanding options, AOLTIP units, and Performance-Based AOLTIP units. The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price and accordingly, are not included in the weighted-average exercise price calculation.
(3)
Based on awards being granted as “Full Value Awards”, as defined in the Plan, including awards such as restricted stock and LTIP units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards”, as defined in the Plan, including AOLTIP units, stock options or stock appreciation rights, the number of securities remaining available for future issuance would be 3,313,233.
(4)
Consists of (i) 4,112,044 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to LTIP units (“Time-Based LTIP units”) that were previously granted under the incentive and retention plan and (ii) 7,518,519 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of Performance-Based AOLTIP units. The 7,518,519 AOLTIP units remain subject to the achievement of the requisite Performance-Based vesting criteria. See Note 17, Incentive Compensation for a further description. Upon the determination of the Compensation Committee of our board of directors and subject to a sufficient number of Share Equivalents (as defined in the Plan) being available for issuance thereunder, the Performance-Based AOLTIP units and Time-Based LTIP units may become part of the Plan in the future. Prior to the time such awards are included in the Plan, any common units issued upon conversion of the Performance-Based AOLTIP units and Service-Based LTIP units, if tendered for redemption, will be settled in cash pursuant to the terms of the common units.

Recent Purchases of Equity Securities

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three months and year ended December 31, 2023 under our stock repurchase program. As of December 31, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of December 31, 2023.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of these estimates and assumptions made in accordance with GAAP involve a significant level of uncertainty or subjectivity which may cause actual results to differ materially from those estimates.

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

Real Estate Related Fund Investments

Our real estate related fund investments include mezzanine loan investments made by Paramount Group Real Estate Fund X, LP (“Fund X”). Fund X qualifies as an investment company pursuant to Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies. Accordingly, the underlying investments are generally carried at fair value, except investments that have a fair value above par value and where the borrower has the option to prepay the loan are carried at par value. These investments are classified as Level 3 in the fair value hierarchy.

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

On February 1, 2024, we, together with our joint venture partner, modified and extended the existing mortgage loan at One Market Plaza, a 1.6 million square-foot two-building trophy asset in San Francisco, California. The existing $975,000,000 loan, which bore interest at a fixed rate of 4.03%, was scheduled to mature on February 6, 2024. In connection with the modification, the loan balance was reduced to $850,000,000, following a $125,000,000 paydown by the joint venture, of which our 49.0% share was $61,250,000. The modified loan bears interest at a fixed rate of 4.08%, matures in February 2027 and has an option to extend for an additional year, subject to certain conditions.

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average of $7.65 per share or $185,000,000 in the aggregate. As of December 31, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Other Items

We, through a wholly-owned subsidiary, were the landlord under certain lease agreements with First Republic Bank (“First Republic”) aggregating 460,726 square feet at our One Front Street property in San Francisco, CA. On May 1, 2023, First Republic was closed by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Subsequent thereto, JPMorgan Chase Bank (“JPMorgan”) acquired all deposit accounts and substantially all the assets and assumed certain of the liabilities of First Republic from the FDIC. In connection therewith, JPMorgan had 60 days to assess whether or not to assume or reject our lease agreements with First Republic. On June 30, 2023, we entered into a surrender and assumption agreement with JPMorgan whereby JPMorgan (i) assumed, under the same lease terms that we had with First Republic, 344,010 square feet of existing space, and (ii) surrendered the remaining 116,716 square feet of space.

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

Leasing Results – Year Ended December 31, 2023

In the year ended December 31, 2023, we leased 739,510 square feet, of which our share was 597,210 square feet that was leased at a weighted average initial rent of $78.84 per square foot. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy (properties owned by us in a similar manner during both reporting periods) by 360 basis points to 87.7% at December 31, 2023 from 91.3% at December 31, 2022. The 360 basis point decrease in leased occupancy was driven primarily by the scheduled expiration of (i) Credit Agricole’s lease in February 2023 at 1301 Avenue of the Americas in our New York portfolio and (ii) Uber’s lease in July 2023 at Market Center in our San Francisco portfolio.

Of the 739,510 square feet leased, 511,789 square feet represented our share of second generation space (space leased in the current period (i) prior to its originally scheduled expiration, or (ii) that has been vacant for less than twelve months) for which rental rates increased by 0.1% on a GAAP basis and decreased by 2.8% on a cash basis. The weighted average lease term for leases signed during the year was 9.6 years and weighted average tenant improvements and leasing commissions on these leases were $11.62 per square foot per annum, or 14.7% of initial rent.

New York

In the year ended December 31, 2023, we leased 501,978 square feet in our New York portfolio, of which our share was 465,716 square feet that was leased at a weighted average initial rent of $76.16 per square foot. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy by 190 basis points to 90.2% at December 31, 2023 from 92.1% at December 31, 2022. The 190 basis point decrease in leased occupancy was driven primarily by scheduled expiration of Credit Agricole’s lease in February 2023.

Of the 501,978 square feet leased, 385,368 square feet represented our share of second generation space for which rental rates increased by 0.9% on a GAAP basis and decreased by 3.9% on a cash basis. The weighted average lease term for leases signed during the year was 11.1 years and weighted average tenant improvements and leasing commissions on these leases were $11.45 per square foot per annum, or 15.0% of initial rent.

San Francisco

In the year ended December 31, 2023, we leased 237,532 square feet in our San Francisco portfolio, of which our share was 131,494 square feet that was leased at a weighted average initial rent of $88.32 per square foot. This leasing activity, offset by lease expirations during the year, decreased leased occupancy and same store leased occupancy by 810 basis points to 80.8% at December 31, 2023 from 88.9% at December 31, 2022. The 810 basis point decrease in leased occupancy was driven primarily by (i) the scheduled expiration of Uber’s lease in July 2023 at Market Center and (ii) the surrendered JPMorgan Chase space at One Front Street.

Of the 237,532 square feet leased, 126,421 square feet represented our share of second generation space for which rental rates decreased by 1.7% on a GAAP basis and increased by 0.4% on a cash basis. The weighted average lease term for leases signed during the year was 4.5 years and weighted average tenant improvements and leasing commissions on these leases were $13.19 per square foot per annum, or 14.9% of initial rent.

The following table presents additional details on the leases signed during the year ended December 31, 2023. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2023	Total	New York	San Francisco
Total square feet leased	739,510	501,978	237,532
Pro rata share of square feet leased:	597,210	465,716	131,494
Initial rent (1)	$78.84	$76.16	$88.32
Weighted average lease term (in years)	9.6	11.1	4.5

Tenant improvements and leasing commissions:
Per square foot	$112.01	$126.93	$59.17
Per square foot per annum	$11.62	$11.45	$13.19
Percentage of initial rent	14.7%	15.0%	14.9%

Rent concessions:
Average free rent period (in months)	10.2	11.6	5.3
Average free rent period per annum (in months)	1.1	1.0	1.2

Second generation space: (2)
Square feet	511,789	385,368	126,421
Cash basis:
Initial rent (1)	$79.65	$76.75	$88.50
Prior escalated rent (3)	$81.90	$79.87	$88.12
Percentage (decrease) increase	(2.8%)	(3.9%)	0.4%
GAAP basis:
Straight-line rent	$76.86	$74.15	$85.11
Prior straight-line rent	$76.75	$73.51	$86.60
Percentage increase (decrease)	0.1%	0.9%	(1.7%)

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of December 31, 2023	87.7%	90.2%	80.8%
As of December 31, 2022	91.3%	92.1%	88.9%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties that were owned by us in a similar manner during both the current and prior reporting periods.

Financial Results – Years Ended December 31, 2023 and 2022

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $259,744,000, or $1.20 per diluted share, for the year ended December 31, 2023, compared to $36,403,000, or $0.16 per diluted share, for the year ended December 31, 2022. Net loss attributable to common stockholders for the year ended December 31, 2023 includes (i) $208,069,000, or $0.96 per diluted share, for our share of non-cash real estate impairment losses on unconsolidated joint ventures, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street and (iii) $13,032,000, or $0.06 per diluted share, for our share of realized and unrealized losses on consolidated real estate related fund investments. Net loss attributable to common stockholders for the year ended December 31, 2022 includes $29,622,000, or $0.14 per diluted share, for our share of a real estate impairment loss on an unconsolidated joint venture.

Funds from Operations (“FFO”) attributable to common stockholders was $177,998,000, or $0.82 per diluted share, for year ended December 31, 2023, compared to $210,099,000, or $0.95 per diluted share, for the year ended December 31, 2022. FFO attributable to common stockholders for the year ended December 31, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease and the surrendered JPMorgan Chase space. FFO attributable to common stockholders for the years ended December 31, 2023 and 2022 also includes the impact of other non-core items, which are listed in the table on page 65. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the years ended December 31, 2023 and 2022 by $10,804,000 and $6,725,000, respectively, or $0.05 and $0.03 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 65, was $188,802,000 or $0.87 per diluted share, for the year ended December 31, 2023, compared to $216,824,000, or $0.98 per diluted share, for the year ended December 31, 2022.

Same Store Results

The table below summarizes the percentage decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2023 versus December 31, 2022.

	Total	New York	San Francisco
Same Store NOI	(4.0%)	(4.4%)	(3.2%)
Same Store Cash NOI	(5.0%)	(7.0%)	(0.2%)

See pages 60 - 65 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations – Years Ended December 31, 2023 and 2022

The following pages summarize our consolidated results of operations for the years ended December 31, 2023 and 2022. The results of operations for the years ended December 31, 2022 compared to December 31, 2021 was included in our Annual Report on Form 10-K for the year ended December 31, 2022 on page 50, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” which was filed with the SEC on February 15, 2023.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	Change
Revenues:
Rental revenue	$711,470	$702,819	$8,651
Fee and other income	31,318	37,558	(6,240)
Total revenues	742,788	740,377	2,411
Expenses:
Operating	293,965	277,422	16,543
Depreciation and amortization	250,644	232,517	18,127
General and administrative	61,986	59,487	2,499
Transaction related costs	422	470	(48)
Total expenses	607,017	569,896	37,121
Other income (expense):
Loss from real estate related fund investments	(96,375)	(2,233)	(94,142)
Loss from unconsolidated real estate related funds	(822)	(1,239)	417
Loss from unconsolidated joint ventures	(270,298)	(53,251)	(217,047)
Interest and other income, net	14,837	5,174	9,663
Interest and debt expense	(152,990)	(143,864)	(9,126)
Loss before income taxes	(369,877)	(24,932)	(344,945)
Income tax expense	(1,426)	(3,265)	1,839
Net loss	(371,303)	(28,197)	(343,106)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(20,464)	(13,981)	(6,483)
Consolidated real estate related funds	109,795	3,342	106,453
Operating Partnership	22,228	2,433	19,795
Net loss attributable to common stockholders	$(259,744)	$(36,403)	$(223,341)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $742,788,000 for the year ended December 31, 2023, compared to $740,377,000 for the year ended December 31, 2022, an increase of $2,411,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$15,290	$(9,080)	(1)	$24,370	(2)	$-
Non-cash write-offs of straight-line rent receivables	(11,362)	(4,728)	(3)	(6,634)	(4)	-
Other, net	4,723	5,778	(5)	(1,750)		695
Increase (decrease) in rental income	$8,651	$(8,030)		$15,986		$695

Fee and other income
Fee income
Asset management	$(1,195)	$-		$-		$(1,195)
Property management	(703)	-		-		(703)
Acquisition, disposition, leasing and other	(4,926)	-		-		(4,926)	(6)
Decrease in fee income	(6,824)	-		-		(6,824)
Other income
Same store operations	584	336		408		(160)
Increase (decrease) in other income	584	336		408		(160)
(Decrease) increase in fee and other income	$(6,240)	$336		$408		$(6,984)

Total increase (decrease) in revenues	$2,411	$(7,694)		$16,394		$(6,289)

(1)
Primarily due to lower average occupancy at 1301 Avenue of the Americas in the current year.
(2)
Primarily due to higher average occupancy at One Market Plaza in the current year and higher expense reimbursements from increased operating expenses (See note 1 on page 53).
(3)
Primarily due to a write-off of $6,563 in the current year related to the terminated SVB Securities lease at 1301 Avenue of the Americas, partially offset by a write-off in the prior year related to a tenant’s lease termination at 1633 Broadway.
(4)
Primarily due to a write-off of $7,343 in the current year related to the surrendered JPMorgan Chase space at One Front Street.
(5)
Primarily due to income of $7,640 in the current year, largely in connection with a tenant’s lease termination at 1633 Broadway, partially offset by lease termination income of $2,056 in the prior year.
(6)
Primarily due to fee income earned in connection with the acquisition of 1600 Broadway in the prior year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $607,017,000 for year ended December 31, 2023, compared to $569,896,000 for the year ended December 31, 2022, an increase of $37,121,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$18,298	$5,216	(1)	$13,082	(2)	$-
Other, net	(1,755)	-		-		(1,755)
Increase (decrease) in operating	$16,543	$5,216		$13,082		$(1,755)

Depreciation and amortization
Operations	$18,127	$10,832	(3)	$6,544	(4)	$751
Increase in depreciation and amortization	$18,127	$10,832		$6,544		$751

General and administrative
Operations	$2,499	$-		$-		$2,499	(5)
Increase in general and administrative	$2,499	$-		$-		$2,499

Decrease in transaction related costs	$(48)	$-		$-		$(48)

Total increase in expenses	$37,121	$16,048		$19,626		$1,447

(1)
Primarily due to higher utilities, repairs and maintenance, and insurance expense.
(2)
Primarily due to higher operating expenses driven by higher average occupancy at One Market Plaza in the current year (see note 2 on page 52).
(3)
Primarily due to write-off of tenant improvements in the current year resulting from tenants’ lease termination at 1633 Broadway and 1301 Avenue of the Americas.
(4)
Primarily due to a write-off of deferred leasing commissions in the current year in connection with the surrendered JPMorgan Chase space at One Front Street.
(5)
Primarily due to higher stock-based compensation resulting from the Incentive and Retention Plan grants.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $96,375,000 for the year ended December 31, 2023, and represented loss attributable to Fund X, which we began consolidating into our financial statements effective December 12, 2022, and in which we have a 13.0% interest. The loss from Fund X resulted from $107,722,000 of realized and unrealized loss on mezzanine loan investments, partially offset by $11,347,000 of investment income. Loss from real estate related fund investments was $2,233,000 for the period from December 12, 2022 to December 31, 2022, which resulted primarily from a $2,627,000 loss upon consolidation of Fund X.

Loss from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $822,000 for the year ended December 31, 2023, which represented our share of loss from Paramount Group Real Estate Fund VIII, LP (“Fund VIII”). Loss from unconsolidated real estate related funds was $1,239,000 for the year ended December 31, 2022, which represented our share of loss from Fund VIII and Fund X.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $270,298,000 for the year ended December 31, 2023 compared to $53,251,000 for the year ended December 31, 2022, an increase in loss of $217,047,000. This increase in loss resulted from:

(Amounts in thousands)
Equity in earnings	$1,440
Our share of real estate impairment losses recognized in 2023:
Market Center	(148,906)
55 Second Street	(52,590)
60 Wall Street	(24,734)
RDF's share of impairment losses related to residential condominium units at One Steuart Lane (1)	(23,942)
Our share of real estate impairment loss related to 111 Sutter Street recognized in 2022	31,685
Total increase in loss	$(217,047)

(1)
Represents RDF’s 35% share of the impairment losses on One Steuart Lane, of which our share was $1,772 (based on our 7.4% ownership interest in RDF).

Interest and Other Income, net

Interest and other income was $14,837,000 for the year ended December 31, 2023, compared to $5,174,000 for the year ended December 31, 2022, an increase in income of $9,663,000. This increase resulted primarily from higher yields on cash balances and short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $152,990,000 for the year ended December 31, 2023, compared to $143,864,000 for the year ended December 31, 2022, an increase of $9,126,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas due to an increase in average variable rates in the current year compared to the prior year.

Income Tax Expense

Income tax expense was $1,426,000 for the year ended December 31, 2023, compared to $3,265,000 for the year ended December 31, 2022, a decrease of $1,839,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $20,464,000 for the year ended December 31, 2023, compared to $13,981,000 for the year ended December 31, 2022, a $6,483,000 increase in income allocated to noncontrolling interests in consolidated joint ventures. This increase was primarily due to higher net income attributable to One Market Plaza, resulting from higher average occupancy in the current year.

Net Loss Attributable to Noncontrolling Interest in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interest in consolidated real estate related funds was $109,795,000 for the year ended December 31, 2023 compared to $3,342,000 for the year ended December 31, 2022, an increase in net loss attributable to noncontrolling interest in real estate funds of $106,453,000. This increase was primarily due to noncontrolling interests’ share of (i) $107,722,000 of realized and unrealized loss on mezzanine loan investments held by Fund X , which we began consolidating into our financial statements effective December 12, 2022, and (ii) $23,942,000 of impairment losses related to residential condominium units at One Steuart Lane in the current year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in Operating Partnership was $22,228,000 for the year ended December 31, 2023, compared to $2,433,000 for the year ended December 31, 2022, an increase in net loss attributable to noncontrolling interests in Operating Partnership of $19,795,000. This increase resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of December 31, 2023, we had $1.26 billion of liquidity comprised of $428,208,000 of cash and cash equivalents, $81,391,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business.

The following table provides a summary of our material cash requirements as of December 31, 2023.

	Payments due by period
		Less than		1-3	3-5
(Amounts in thousands)	Total	1 year		years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,467,825	$593,962	(2)	$1,648,777	$68,304	$1,156,782
Unconsolidated debt (including interest expense) (1)	674,562	131,737		377,013	154,482	11,330
Tenant obligations	81,042	81,042		-	-	-
Construction obligations	16,268	16,107		161	-	-
Leasing commissions	3,999	1,208		1,436	1,355	-
Other	8,289	70		147	156	7,916
Total (3)	$4,251,985	$824,126		$2,027,534	$224,297	$1,176,028

(1)
Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2023 for variable rate debt.
(2)
Includes $477,750 for our share of the $975,000 mortgage loan at One Market Plaza which was modified and extended on February 1, 2024. The existing loan was scheduled to mature on February 6, 2024. In connection with the modification, the loan balance was reduced to $850,000 ($416,500 at our share), following a $125,000 paydown ($61,250 at our share). The modified loan matures in February 2027 and has an option to extend for an additional year, subject to certain conditions.
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

Consolidated Debt

As of December 31, 2023, our outstanding consolidated debt aggregated $3.82 billion. We had no amounts outstanding under our revolving credit facility. On February 1, 2024, we, together with our joint venture partner, modified and extended the existing mortgage loan at One Market Plaza. The existing $975,000,000 loan, which bore interest at a fixed rate of 4.03%, was scheduled to mature on February 6, 2024. In connection with the modification, the loan balance was reduced to $850,000,000, following a $125,000,000 paydown by the joint venture. The modified loan bears interest at a fixed rate of 4.08%, matures in February 2027 and has an option to extend for an additional year, subject to certain conditions. We may refinance any of our other maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our $750,000,000 revolving credit facility matures in March 2026 and has two six-month extension options. The interest rate on the facility is 135 basis points over SOFR with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio to not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

Dividend Policy

On December 15, 2023, we declared a regular quarterly cash dividend of $0.035 per share of common stock for the fourth quarter ended December 31, 2023, which was paid on January 12, 2024 to stockholders of record as of the close of business on December 29, 2023. During 2023, we paid an aggregate of $52,681,000 in dividends and distributions to our common stockholders and common unitholders. These dividends were paid utilizing the cash flow from operations, which amounts to $277,859,000 for the year ended December 31, 2023. If we were to continue our current dividend policy for all of 2024, we would pay out approximately $33,500,000 to common stockholders and unitholders during 2024.

Off Balance Sheet Arrangements

As of December 31, 2023, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness, of which our share was $628,938,000. In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000,000 non-recourse mortgage loan securing the property. We and our joint venture partners are currently in discussions with the lenders to modify and extend this loan. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average of $7.65 per share or $185,000,000 in the aggregate. As of December 31, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities, as well as cybersecurity incidents. While we do carry commercial general liability insurance, property insurance, terrorism insurance and cybersecurity insurance, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2023, we believe we are in compliance with all of our covenants.

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel that the likelihood of loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $62,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

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

Cash Flows

Cash and cash equivalents and restricted cash were $509,599,000, $449,817,000, $529,666,000 and $465,324,000 as of December 31, 2023, 2022, 2021 and 2020, respectively. Cash and cash equivalents and restricted cash increased by $59,782,000 for the year ended December 31, 2023, decreased by $79,849,000 for the year ended December 31, 2022, and increased by $64,342,000 for the year ended December 31, 2021. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2023	2022	2021
Net cash provided by (used in):
Operating activities	$277,859	$246,637	$244,306
Investing activities	(160,098)	(152,583)	(103,483)
Financing activities	(57,979)	(173,903)	(76,481)

Operating Activities

Year Ended December 31, 2023 – We generated $277,859,000 of cash from operating activities for the year ended December 31, 2023, primarily from (i) $275,142,000 of net income (before $646,445,000 of non-cash adjustments) and (ii) $17,213,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $14,496,000 of net changes in operating assets and liabilities. Non-cash adjustments of $646,445,000 were primarily comprised of depreciation and amortization, realized and unrealized losses on real estate related fund investments, loss from unconsolidated joint ventures, including our share of real estate impairment losses on unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Year Ended December 31, 2023 – We used $160,098,000 of cash for investing activities for the year ended December 31, 2023, primarily (i) $100,526,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $40,715,000 for contributions to an unconsolidated joint venture, (iii) $35,715,000 for advances to a partner in One Steuart Lane, (iv) $20,000,000 for an investment in a mezzanine loan, and (v) $2,077,000 for contributions of capital to Fund VIII, partially offset by (v) $38,935,000 from repayment of advances by a partner in One Steuart Lane.

Year Ended December 31, 2022 – We used $152,583,000 of cash for investing activities for the year December 31, 2022, primarily (i) $125,805,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $15,812,000 for investments in unconsolidated joint ventures, (iii) $7,454,000 for investment in Fund X and (iv) $3,512,000 for contributions of capital to unconsolidated real estate related funds, net of distributions received.

Year Ended December 31, 2021 – We used $103,483,000 of cash for investing activities for the year ended December 31, 2021, primarily (i) $112,001,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, (ii) $11,750,000 for contributions to an unconsolidated joint venture, partially offset by (iii) $18,666,000 of proceeds from net sales of marketable securities (which were held in our deferred compensation plan) and (iv) $1,602,000 of distributions of capital from unconsolidated real estate related funds, net of contributions made.

Financing Activities

Year Ended December 31, 2023 – We used $57,979,000 of cash for financing activities for the year ended December 31, 2023, primarily (i) $273,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 300 Mission Street, (ii) $52,681,000 for payment of dividends and distributions to common stockholders and unitholders, (iii) $8,828,000 for distributions to noncontrolling interests in Fund X, (iv) $8,657,000 for distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, (v) $1,847,000 for the settlement of accounts payable in connection with repurchases of common shares in 2022, (vi) $648,000 primarily for the payment of debt issuance costs in connection with the refinancing of 300 Mission Street and (vii) $205,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (viii) $232,050,000 of proceeds from notes and mortgages payable in connection with the refinancing of 300 Mission Street and (ix) $55,837,000 of contributions from noncontrolling interests in consolidated real estate related funds.

Year Ended December 31, 2022 – We used $173,903,000 of cash for financing activities for the year ended December 31, 2022, primarily (i) $73,024,000 for dividends and distributions to common stockholders and unitholders, (ii) $63,153,000 for the repurchases of common shares under our stock repurchase program, (iii) $40,699,000 for distributions to noncontrolling interests, (iv) $284,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (v) $3,257,000 of contributions from noncontrolling interests in consolidated real estate related funds.

Year Ended December 31, 2021 – We used $76,481,000 of cash for financing activities for the year ended December 31, 2021, primarily (i) $850,000,000 for the repayment of notes and mortgages payable in connection with the refinancing of 1301 Avenue of the Americas, (ii) $67,479,000 for dividends and distributions to common stockholders and unitholders, (iii) $30,539,000 for distributions to noncontrolling interests, (iv) $16,775,000 for the payment of debt issuance costs in connection with the refinancing of 1301 Avenue of the Americas and the revolving credit facility, (v) $235,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, and (vi) $140,000 for the purchase of interest rate caps, partially offset by (vii) $888,566,000 of proceeds from notes and mortgages payable (including $860,000,000 from the refinancing of 1301 Avenue of the Americas) and (viii) $121,000 of contributions from noncontrolling interests.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net loss to NOI and Cash NOI:
Net loss	$(371,303)	$(31,921)	$(169,650)	$(169,732)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	250,644	166,868	78,734	5,042
General and administrative	61,986	-	-	61,986
Interest and debt expense	152,990	98,906	51,043	3,041
Income tax expense (benefit)	1,426	5	(75)	1,496
Loss from real estate related fund investments	96,375	-	-	96,375
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	37,360	12,880	24,347	133
Loss from unconsolidated joint ventures	270,298	25,001	216,532	28,765
Fee income	(21,597)	-	-	(21,597)
Interest and other income, net	(14,837)	(2,445)	(2,108)	(10,284)
Other, net	1,244	-	-	1,244
NOI	464,586	269,294	198,823	(3,531)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(89,948)	(11,007)	(78,941)	-
Paramount's share of NOI	$374,638	$258,287	$119,882	$(3,531)

NOI	$464,586	$269,294	$198,823	$(3,531)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(6,166)	1,625	(7,791)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(8,099)	(2,509)	(5,590)	-
Cash NOI	450,321	268,410	185,442	(3,531)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(80,809)	(11,559)	(69,250)	-
Paramount's share of Cash NOI	$369,512	$256,851	$116,192	$(3,531)

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net loss (income)	$(28,197)	$23,925	$251	$(52,373)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	232,517	156,036	72,190	4,291
General and administrative	59,487	-	-	59,487
Interest and debt expense	143,864	89,964	50,850	3,050
Income tax expense	3,265	13	4	3,248
Loss from real estate related fund investments	2,233	-	-	2,233
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	45,141	13,257	31,596	288
Loss from unconsolidated joint ventures	53,251	98	48,538	4,615
Fee income	(28,421)	-	-	(28,421)
Interest and other income, net	(5,174)	(712)	(669)	(3,793)
Other, net	1,709	-	-	1,709
NOI	479,675	282,581	202,760	(5,666)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(82,587)	(10,384)	(72,203)	-
Paramount's share of NOI	$397,088	$272,197	$130,557	$(5,666)

NOI	$479,675	$282,581	$202,760	$(5,666)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our
share of unconsolidated joint ventures)	(14,034)	(17)	(14,017)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,099)	1,916	(7,015)	-
Cash NOI	460,542	284,480	181,728	(5,666)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(77,341)	(11,202)	(66,139)	-
Paramount's share of Cash NOI	$383,201	$273,278	$115,589	$(5,666)

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$2,059	$2,129	$43,891	$(43,961)
Add (subtract) adjustments to arrive at NOI and Cash NOI:
Depreciation and amortization	232,487	152,023	76,569	3,895
General and administrative	59,132	-	-	59,132
Interest and debt expense	142,014	87,205	50,448	4,361
Income tax expense	3,643	12	5	3,626
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
Loss (income) from unconsolidated joint ventures	24,896	10,199	17,418	(2,721)
Fee income	(28,473)	-	-	(28,473)
Interest and other (income) loss, net	(3,017)	23	(119)	(2,921)
Other, net	134	-	-	134
NOI	476,472	262,894	220,433	(6,855)
Less NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(92,890)	(10,399)	(82,491)	-
Consolidated real estate related fund	206	-	-	206
Paramount's share of NOI	$383,788	$252,495	$137,942	$(6,649)

NOI	$476,472	$262,894	$220,433	$(6,855)
Add (subtract) adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(4,983)	1,694	(6,677)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,704)	1,442	(8,146)	-
Cash NOI	464,785	266,030	205,610	(6,855)
Less Cash NOI attributable to noncontrolling interests in:
Consolidated joint ventures	(87,831)	(10,376)	(77,455)	-
Consolidated real estate related fund	206	-	-	206
Paramount's share of Cash NOI	$377,160	$255,654	$128,155	$(6,649)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2023 and 2022. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the year ended December 31, 2023 (1)	$374,638	$258,287		$119,882		$(3,531)
Lease termination income	(8,070)	(6,887)		(1,183)		-
Non-cash write-offs of straight-line rent receivables	14,413	6,917	(2)	7,496	(2)	-
Redevelopment and other, net	4,629	1,031	(3)	67		3,531
Paramount's share of Same Store NOI for the year ended December 31, 2023	$385,610	$259,348		$126,262		$-

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the year ended December 31, 2022 (1)	$397,088	$272,197		$130,557		$(5,666)
Lease termination income	(1,875)	(1,875)		-		-
Non-cash write-offs of straight-line rent receivables	2,425	1,980		445		-
Redevelopment and other, net	4,136	(910)	(3)	(620)		5,666
Paramount's share of Same Store NOI for the year ended December 31, 2022	$401,774	$271,392		$130,382		$-

Decrease in Same Store NOI	$(16,164)	$(12,044)		$(4,120)		$-
% Decrease	(4.0%)	(4.4%)		(3.2%)

(1)
See page 60 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes write-offs related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.
(3)
Includes our share of NOI attributable to 60 Wall Street which was taken “out-of-service” for redevelopment.

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2023 (1)	$369,512	$256,851		$116,192	$(3,531)
Lease termination income	(8,070)	(6,887)		(1,183)	-
Redevelopment and other, net	4,682	1,027	(2)	124	3,531
Paramount's share of Same Store Cash NOI for the year ended December 31, 2023	$366,124	$250,991		$115,133	$-

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2022 (1)	$383,201	$273,278		$115,589	$(5,666)
Lease termination income	(1,875)	(1,875)		-	-
Redevelopment and other, net	3,921	(1,532)	(2)	(213)	5,666
Paramount's share of Same Store Cash NOI for the year ended December 31, 2022	$385,247	$269,871		$115,376	$-

Decrease in Same Store Cash NOI	$(19,123)	$(18,880)		$(243)	$-
% Decrease	(5.0%)	(7.0%)		(0.2%)

(1)
See page 60 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
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

The following table presents a reconciliation of net income or loss to FFO and Core FFO.

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022	2021
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(371,303)	$(28,197)	$2,059
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	286,410	271,789	274,024
Our share of non-cash real estate impairment losses related to unconsolidated joint ventures	226,230	31,685	-
FFO	141,337	275,277	276,083
Less FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(59,639)	(51,433)	(61,609)
Consolidated real estate related funds	109,781	3,318	(2,904)
Operating Partnership	(13,481)	(17,063)	(19,072)
FFO attributable to common stockholders	$177,998	$210,099	$192,498
Per diluted share	$0.82	$0.95	$0.88

FFO	$141,337	$275,277	$276,083
Non-core items:
Adjustments for realized and unrealized gains and losses on consolidated and unconsolidated real estate related fund investments, including residential condominium units at One Steuart Lane	137,387	7,560	(2,984)
Adjustments to equity in earnings of unconsolidated joint ventures	(6,866)	855	8,016
Other, net	1,440	3,097	1,677
Core FFO	273,298	286,789	282,792
Less Core FFO attributable to noncontrolling interests in:
Consolidated joint ventures	(59,639)	(51,433)	(61,609)
Consolidated real estate related funds	(10,503)	(1,006)	(205)
Operating Partnership	(14,354)	(17,526)	(19,923)
Core FFO attributable to common stockholders	$188,802	$216,824	$201,055
Per diluted share	$0.87	$0.98	$0.92

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	216,922,235	221,309,938	218,701,249
Effect of dilutive securities	20,527	31,487	45,709
Denominator for FFO per diluted share	216,942,762	221,341,425	218,746,958

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2023.

Property	Rate	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
One Market Plaza (1)	4.03%	$975,000	$-	$-	$-	$-	$-	$975,000	$971,368
31 West 52nd Street	3.80%	-	-	500,000	-	-	-	500,000	465,516
1301 Avenue of the Americas (2)	2.49%	-	-	500,000	-	-	-	500,000	498,648
300 Mission Street	4.50%	-	-	232,050	-	-	-	232,050	218,715
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,004,276
Total Fixed Rate Debt	3.43%	$975,000	$-	$1,232,050	$-	$-	$1,250,000	$3,457,050	$3,158,523

Variable Rate Debt:
1301 Avenue of the Americas (3)	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$359,026
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$359,026

Total Consolidated Debt	3.88%	$975,000	$-	$1,592,050	$-	$-	$1,250,000	$3,817,050	$3,517,549

(1)
On February 1, 2024, we, together with our joint venture partner, modified and extended this loan. In connection with the modification, the loan balance was reduced to $850,000, following a $125,000 paydown by the joint venture, of which our 49.0% share was $61,250. The modified loan bears interest at a fixed rate of 4.08%, matures in February 2027 and has an option to extend for an additional year, subject to certain conditions.
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

In addition to the above, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness as of December 31, 2023, of which our share was $628,938,000.

The tables below provide additional details on our interest rate swaps as of December 31, 2023.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$13,726	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$13,726	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$1,263	$-
1301 Avenue of the Americas	360,000	Jul-2021	Aug-2023	LIBOR	2.00%	-	6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$1,263	$6,123

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable interest rates.

	December 31, 2023			December 31, 2022
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	8.18%	$3,600	$360,000	5.56%
Fixed rate (1)	2,674,930	3.27%	-	2,687,665	3.25%
	$3,034,930	3.86%	$3,600	$3,047,665	3.52%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$117,913	7.51%	$1,179	$113,739	6.12%
Fixed rate	511,025	3.32%	-	511,025	3.30%
	$628,938	4.11%	$1,179	$624,764	3.82%

Noncontrolling interests' share of above			$(392)
Total change in annual net income			$4,387
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 66.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Impairment of real estate properties – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s real estate properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. The Company uses significant judgment in (i) assessing events or circumstances which might indicate impairment, including but not limited to, anticipated hold periods and current market conditions, (ii) estimating future undiscounted cash flows used to test real estate properties for recoverability, including but not limited to terminal capitalization rates and future market rents, and (iii) measuring an impairment loss, including but not limited to discount rates and available market information.

Evaluating the judgments made by the Company to perform these analyses involved especially subjective judgment. This required a high degree of auditor judgment and extensive auditor effort, especially given the inherent unpredictability involved in the future market or industry considerations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the Company’s impairment analysis included, among others, the following:

•
We tested the effectiveness of controls over management’s identification of changes in circumstances that could indicate the carrying amounts of real estate assets may not be recoverable, including controls over management’s assessments of significant judgments.
•
We evaluated management's assumptions, including management’s intended hold periods. We engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer to evaluate the assumptions utilized in determining the intended hold periods. We corroborated whether an asset is being actively marketed for sale with external tools utilized by our valuation specialists, including industry intelligence and marketing platforms.
•
We utilized professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the assumptions used by management, including discount rates, future market rents, down-time leasing period and terminal capitalization rates for certain properties, for which impairment indicators have been identified.
•
We evaluated the reasonableness of management’s projected estimated future cash flow analyses by comparing management’s projections to historical results.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 14, 2024

We have served as the Company's auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2023	December 31, 2022
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,250,379	6,177,540
	8,216,616	8,143,777
Accumulated depreciation and amortization	(1,471,819)	(1,297,553)
Real estate, net	6,744,797	6,846,224
Cash and cash equivalents	428,208	408,905
Restricted cash	81,391	40,912
Accounts and other receivables	18,053	23,866
Real estate related fund investments	775	105,369
Investments in unconsolidated real estate related funds	4,549	3,411
Investments in unconsolidated joint ventures	132,239	393,503
Deferred rent receivable	351,209	346,338
Deferred charges, net of accumulated amortization of $82,265 and $68,686	108,751	120,685
Intangible assets, net of accumulated amortization of $194,536 and $246,723	68,005	90,381
Other assets	68,238	73,660
Total assets (1)	$8,006,215	$8,453,254

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $13,566 and $17,682	$3,803,484	$3,840,318
Revolving credit facility	-	-
Accounts payable and accrued expenses	114,463	123,176
Dividends and distributions payable	8,360	18,026
Intangible liabilities, net of accumulated amortization of $108,817 and $102,533	28,003	36,193
Other liabilities	37,017	24,775
Total liabilities (1)	3,991,327	4,042,488
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,366,089 and 216,559,406 shares in 2023 and 2022, respectively	2,173	2,165
Additional paid-in-capital	4,133,801	4,186,161
Earnings less than distributions	(943,935)	(644,331)
Accumulated other comprehensive income	11,246	48,296
Paramount Group, Inc. equity	3,203,285	3,592,291
Noncontrolling interests in:
Consolidated joint ventures	413,925	402,118
Consolidated real estate related funds	110,589	173,375
Operating Partnership (19,468,095 and 14,586,411 units outstanding)	287,089	242,982
Total equity	4,014,888	4,410,766
Total liabilities and equity	$8,006,215	$8,453,254

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.8% as of December 31, 2023. As of December 31, 2023, the assets and liabilities of the Operating Partnership include $3,860,326 and $2,522,385 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2023	2022	2021
Revenues:
Rental revenue	$711,470	$702,819	$690,418
Fee and other income	31,318	37,558	36,368
Total revenues	742,788	740,377	726,786
Expenses:
Operating	293,965	277,422	265,438
Depreciation and amortization	250,644	232,517	232,487
General and administrative	61,986	59,487	59,132
Transaction related costs	422	470	916
Total expenses	607,017	569,896	557,973
Other income (expense):
Loss from real estate related fund investments	(96,375)	(2,233)	-
(Loss) income from unconsolidated real estate related funds	(822)	(1,239)	782
Loss from unconsolidated joint ventures	(270,298)	(53,251)	(24,896)
Interest and other income, net	14,837	5,174	3,017
Interest and debt expense	(152,990)	(143,864)	(142,014)
(Loss) income before income taxes	(369,877)	(24,932)	5,702
Income tax expense	(1,426)	(3,265)	(3,643)
Net (loss) income	(371,303)	(28,197)	2,059
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(20,464)	(13,981)	(21,538)
Consolidated real estate related funds	109,795	3,342	(2,893)
Operating Partnership	22,228	2,433	2,018
Net loss attributable to common stockholders	$(259,744)	$(36,403)	$(20,354)

Loss per Common Share - Basic:
Net loss per common share	$(1.20)	$(0.16)	$(0.09)
Weighted average common shares outstanding	216,922,235	221,309,938	218,701,249

Loss per Common Share - Diluted:
Net loss per common share	$(1.20)	$(0.16)	$(0.09)
Weighted average common shares outstanding	216,922,235	221,309,938	218,701,249

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Net (loss) income	$(371,303)	$(28,197)	$2,059
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	(25,444)	31,839	6,857
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(14,584)	18,485	9,565
Comprehensive (loss) income	(411,331)	22,127	18,481
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(20,464)	(13,981)	(21,538)
Consolidated real estate related funds	109,795	3,342	(2,908)
Operating Partnership	25,206	(1,733)	540
Comprehensive (loss) income attributable to common stockholders	$(296,794)	$9,755	$(5,425)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2020	218,817	$2,188	$4,120,173	$(456,393)	$(12,791)	$437,161	$79,017	$346,379	$4,515,734
Net (loss) income	-	-	-	(20,354)	-	21,538	2,893	(2,018)	2,059
Common shares issued upon redemption of common units	59	1	960	-	-	-	-	(961)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	116	1	-	(236)	-	-	-	-	(235)
Dividends and distributions ($0.28 per share and unit)	-	-	-	(61,310)	-	-	-	(6,268)	(67,578)
Contributions from noncontrolling interests	-	-	-	-	-	121	-	-	121
Distributions to noncontrolling interests	-	-	-	-	-	(30,539)	-	-	(30,539)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	6,237	-	-	620	6,857
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	8,692	-	15	858	9,565
Amortization of equity awards	-	-	1,221	-	-	-	-	17,556	18,777
Reallocation of noncontrolling interest	-	-	55	-	-	-	-	(55)	-
Other	-	-	271	(552)	-	552	-	-	271
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net (loss) income	-	-	-	(36,403)	-	13,981	(3,342)	(2,433)	(28,197)
Common shares issued upon redemption of common units	7,844	79	128,664	-	-	-	-	(128,743)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	94	-	-	(284)	-	-	-	-	(284)
Repurchases of common shares	(10,371)	(104)	(64,896)	-	-	-	-	-	(65,000)
Dividends and distributions ($0.31 per share and unit)	-	-	-	(68,560)	-	-	-	(5,595)	(74,155)
Contributions from noncontrolling interests	-	-	-	-	-	-	3,257	-	3,257
Distributions to noncontrolling interests	-	-	-	-	-	(40,699)	-	-	(40,699)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	29,194	-	-	2,645	31,839
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	16,964	-	-	1,521	18,485
Amortization of equity awards	-	-	1,302	-	-	-	-	17,887	19,189
Consolidation of real estate related fund investments that were previously unconsolidated	-	-	-	-	-	-	91,535	-	91,535
Reallocation of noncontrolling interest	-	-	(1,589)	-	-	-	-	1,589	-
Other	-	-	-	(239)	-	3	-	-	(236)
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(259,744)	-	20,464	(109,795)	(22,228)	(371,303)
Common shares issued upon redemption of common units	715	8	11,863	-	-	-	-	(11,871)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	92	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1825 per share and unit)	-	-	-	(39,655)	-	-	-	(3,360)	(43,015)
Contributions from noncontrolling interests	-	-	-	-	-	-	55,837	-	55,837
Distributions to noncontrolling interests	-	-	-	-	-	(8,657)	(8,828)	-	(17,485)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(23,623)	-	-	(1,821)	(25,444)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(13,427)	-	-	(1,157)	(14,584)
Amortization of equity awards	-	-	1,222	-	-	-	-	19,099	20,321
Reallocation of noncontrolling interest	-	-	(65,445)	-	-	-	-	65,445	-
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(371,303)	$(28,197)	$2,059
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	250,644	232,517	232,487
Straight-lining of rental revenue	(4,874)	(13,602)	(2,495)
Amortization of stock-based compensation expense	20,321	19,003	18,612
Amortization of deferred financing costs	6,219	6,156	9,127
Loss from unconsolidated joint ventures	20,126	21,566	24,896
Real estate impairment losses on unconsolidated joint ventures	250,172	31,685	-
Distributions of earnings from unconsolidated joint ventures	17,096	1,324	7,278
Realized and unrealized losses on real estate related fund investments	107,722	-	-
Loss (income) from unconsolidated real estate related funds	822	1,239	(782)
Distributions of earnings from unconsolidated real estate related funds	117	1,318	676
Amortization of above and below-market leases, net	(5,376)	(1,748)	(3,070)
Loss recognized upon consolidation of real estate related fund
investments that were previously unconsolidated	-	2,627	-
Realized and unrealized gains on marketable securities	-	-	(1,535)
Other non-cash adjustments	669	1,188	3,146
Changes in operating assets and liabilities:
Real estate related fund investments	(3,128)	-	-
Accounts and other receivables	5,813	(8,284)	1,920
Deferred charges	(12,200)	(15,083)	(18,438)
Other assets	(3,542)	(7,545)	(8,283)
Accounts payable and accrued expenses	(13,663)	3,658	16,246
Other liabilities	12,224	(1,185)	(37,538)
Net cash provided by operating activities	277,859	246,637	244,306

Cash Flows from Investing Activities:
Additions to real estate	(100,526)	(125,805)	(112,001)
Investment in and contributions of capital to unconsolidated joint ventures	(40,715)	(15,812)	(11,750)
Advances to a partner in One Steuart Lane	(35,715)	-	-
Repayment of advances by a partner in One Steuart Lane	38,935	-	-
Investment in a mezzanine loan	(20,000)	-	-
Contributions of capital to unconsolidated real estate related funds	(2,077)	(5,018)	(3,324)
Due from affiliates	-	(59,000)	-
Repayment of amounts due from affiliates	-	59,000	-
Distributions of capital from unconsolidated real estate related funds	-	1,506	4,926
Investment in real estate related funds	-	(7,454)	-
Sales of marketable securities	-	-	40,228
Purchases of marketable securities	-	-	(21,562)
Net cash used in investing activities	(160,098)	(152,583)	(103,483)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	$(273,000)	$-	$(850,000)
Proceeds from notes and mortgages payable	232,050	-	888,566
Contributions from noncontrolling interests in consolidated real estate related funds	55,837	3,257	-
Distributions to noncontrolling interests in consolidated real estate related funds	(8,828)	-	-
Dividends paid to common stockholders	(48,873)	(67,062)	(61,297)
Distributions paid to common unitholders	(3,808)	(5,962)	(6,182)
Contributions from noncontrolling interests in consolidated joint ventures	-	-	121
Distributions to noncontrolling interests in consolidated joint ventures	(8,657)	(40,699)	(30,539)
Settlement of accounts payable in connection with repurchases of common shares	(1,847)	-	-
Debt issuance costs	(648)	-	(16,915)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(205)	(284)	(235)
Repurchases of common shares	-	(63,153)	-
Net cash used in financing activities	(57,979)	(173,903)	(76,481)

Net increase (decrease) in cash and cash equivalents and restricted cash	59,782	(79,849)	64,342
Cash and cash equivalents and restricted cash at beginning of period	449,817	529,666	465,324
Cash and cash equivalents and restricted cash at end of period	$509,599	$449,817	$529,666

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$408,905	$524,900	$434,530
Restricted cash at beginning of period	40,912	4,766	30,794
Cash and cash equivalents and restricted cash at beginning of period	$449,817	$529,666	$465,324

Cash and cash equivalents at end of period	$428,208	$408,905	$524,900
Restricted cash at end of period	81,391	40,912	4,766
Cash and cash equivalents and restricted cash at end of period	$509,599	$449,817	$529,666

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$144,388	$139,332	$132,476
Cash payments for income taxes, net of refunds	893	2,711	1,762

Non-Cash Transactions:
Common shares issued upon redemption of common units	11,871	128,743	961
Dividends and distributions declared but not yet paid	8,360	18,026	16,895
Change in value of interest rate swaps and interest rate caps	(25,444)	31,839	6,857
Write-off of fully amortized and/or depreciated assets	34,317	11,386	46,594
Additions to real estate included in accounts payable and accrued expenses	21,815	14,595	12,177
Transfer of deposit to investment in unconsolidated joint ventures	-	6,230	6,230
Repurchases of common shares included in accounts payable and accrued expenses	-	1,847	-
Increase (decrease) due to consolidation of real estate related fund investments that were previously unconsolidated:
Real estate related fund investments	-	100,500	-
Investments in unconsolidated real estate related funds	-	(8,965)	-
Noncontrolling interests in consolidated real estate related funds	-	91,535	-

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of December 31, 2023.

As of December 31, 2023, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

We may discontinue applying the equity method of accounting when the investment in the joint venture is reduced to zero and when we have no obligation to provide financial support to the joint venture. Upon discontinuing equity method accounting, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture. We review our investments in unconsolidated joint ventures for impairment whenever events or changes and circumstances indicate a decline in the fair value of the investment below the investment carrying amount and such decline is other than temporary.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash consists primarily of cash restricted or escrowed under loan agreements for debt service, real estate taxes, property insurance, capital improvements and security deposits held on behalf of our tenants.

Deferred Charges

Deferred charges include deferred leasing costs related to successful leasing activities and deferred financing costs related to our revolving credit facility. Deferred leasing costs consist of fees and direct costs related to successful leasing activities. Such deferred costs are amortized on a straight-line basis over the lives of the related leases and recognized in our consolidated statements of income as a component of “depreciation and amortization”. Deferred financing costs consist of fees and direct costs incurred in obtaining our revolving credit facility. Such deferred financing costs are amortized over the term of the revolving credit facility and are recognized as a component of “interest and debt expense” in our consolidated statements of income.

Deferred Financing Costs Related to Notes and Mortgages Payable

Deferred financing costs related to notes and mortgages payable consists of fees and direct costs incurred in obtaining such financing and are recorded as a reduction of our notes and mortgages payable. Such costs are amortized over the terms of the related debt agreements and recognized as a component of “interest and debt expense” in our consolidated statements of income.

Derivative Instruments and Hedging Activities

We record all derivatives on our consolidated balance sheets at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have designated a derivative as a hedge and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. We use derivative financial instruments in the normal course of business to selectively manage or hedge a portion of the risk associated with our indebtedness and interest payments. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps and interest rate caps. Interest rate swaps and interest rate caps that are designated as hedges are so designated at the inception of the contract. We require that hedging derivative instruments be highly effective in reducing the risk exposure that they are designated to hedge. The changes in the fair value of interest rate swaps and interest rate caps that are designated as hedges are recognized in other comprehensive income or loss (outside of earnings) and subsequently reclassified to earnings over the term that the hedged transaction affects earnings.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts was not significant to the overall valuation. As a result, all of our derivatives held as December 31, 2023, are classified as Level 2 in the fair value hierarchy.

Real Estate Related Fund Investments

Our real estate related fund investments include mezzanine loan investments made by Paramount Group Real Estate Fund X, LP (“Fund X”). Fund X qualifies as an investment company pursuant to ASC Topic 946, Financial Services - Investment Companies. Accordingly, the underlying investments are generally carried at fair value, except investments that have a fair value above par value and where the borrower has the option to prepay the loan are carried at par value. These investments are classified as Level 3 in the fair value hierarchy.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $484,000, $1,942,000, and $2,024,000 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, our TRSs had combined deferred income tax expense of $181,000, $101,000 and $703,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table reconciles net loss attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Net loss attributable to Paramount Group, Inc.	$(259,744)	$(36,403)	$(20,354)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	6,832	(5,780)	3,082
Depreciation and amortization	39,037	54,892	62,218
Stock-based compensation	19,052	17,607	16,933
Deferred compensation plan	-	-	(28,793)	(1)
Our share of real estate impairment losses of unconsolidated joint ventures	226,230	31,685	-
Other, net	3,014	20,352	27,476
Estimated taxable income	$34,421	$82,353	$60,562

(1)
In December 2021, the deferred compensation plan was terminated and the net proceeds were distributed to the plan participants.

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
	2023			2022			2021
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.158	(1)	89.3%	$0.373	(1)	100.0%	$0.253	(1)	90.4%
Long-term capital gain	-		0.0%	-		0.0%	0.023		8.2%
Return of capital	0.019		10.7%	-		0.0%	0.004		1.4%
Total	$0.177	(2)	100.0%	$0.373	(3)	100.0%	$0.280	(4)	100.0%

(1)
Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)
Dividends declared in the fourth quarter of the year ended December 31, 2023 of $0.035 per share, that were paid in January 2024, were attributable to the year ending December 31, 2024 for federal income tax purposes.
(3)
Dividends declared in the fourth quarter of the year ended December 31, 2022 of $0.0775 per share, that were paid in January 2023, were a split-year dividend with $0.070425 per share attributable to the year ended December 31, 2022 for federal income tax purposes and the remaining $0.007075 per share attributable to the year ended December 31, 2023.
(4)
Dividends declared in the fourth quarter of the year ended December 31, 2021 of $0.07 per share, that were paid in January 2022, were attributable to the year ended December 31, 2022 for federal income tax purposes.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Our reportable segments are separated by region, based on the two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), makes key operating decisions, evaluates financial results and manages our business. See Note 21, Segments.

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

In August 2023, the FASB issued ASU 2023-05, an update to ASC Topic 805, Business Combinations. ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation, in the joint venture's separate financial statements. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, an update to ASC Topic 280, Segment Reporting. ASU 2023-07 enhances the segment reporting by requiring disclosures of (i) the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) the composition of the other segment items, including the nature and type of the other segment items, and (iii) the title and position of the CODM. ASU 2023-07 is effective for our year ending December 31, 2024 and for our interim periods that begin on January 1, 2025, with early adoption permitted. We are evaluating the impact of ASU 2023-07 on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real estate related fund investments on our consolidated balance sheets represent the investments of Fund X, which invests in mezzanine loans. We are the general partner and investment manager of Fund X, which, prior to December 12, 2022, was accounted for under the equity method of accounting (see Note 4, Investments in Unconsolidated Real Estate Related Funds). Subsequent to December 12, 2022, we increased our ownership interest in Fund X to 13.0% and began consolidating Fund X into our consolidated financial statements.

The following table sets forth the details of income or loss from real estate related fund investments for the year ended December 31, 2023 and the period from December 12, 2022 to December 31, 2022.

		Period from
	For the Year Ended	December 12, 2022 to
(Amounts in thousands)	December 31, 2023	December 31, 2022
Net investment income	$11,347	$394
Net realized losses	(46,894)	-
Net unrealized losses	(60,828)	-
Loss recognized upon consolidation of real estate related fund investments that were previously unconsolidated	-	(2,627)
Loss from real estate related fund investments	(96,375)	(2,233)
Less: noncontrolling interests in consolidated real estate related fund	84,784	(420)
Loss from real estate related fund investments attributable to Paramount Group, Inc.	$(11,591)	$(2,653)

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

4. Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of December 31, 2023, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. Subsequent to December 12, 2022, we began consolidating Fund X into our consolidated financial statements (see Note 3, Consolidated Real Estate Related Funds).

As of December 31, 2023 and 2022, our share of the investments in unconsolidated real estate related funds was $4,549,000 and $3,411,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized losses of $822,000 and $1,239,000 for the years ended December 31, 2023 and 2022, respectively, and income of $782,000 for the year ended December 31, 2021, for our share of earnings, which is reflected as “(loss) income from unconsolidated real estate related funds” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments in Unconsolidated Joint Ventures

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2023	2022
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center (1)	67.0%	-	192,948
55 Second Street (2)	44.1%	30,322	85,340
111 Sutter Street (1)	49.0%	-	-
1600 Broadway (2)	9.2%	8,646	9,113
60 Wall Street (1)	5.0%	-	25,034
One Steuart Lane (2)	35.0% (3)	89,949	77,961
Oder-Center, Germany (2)	9.5%	3,322	3,107
Investments in unconsolidated joint ventures		$132,239	$393,503

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2023		2022		2021
712 Fifth Avenue (1)	$-		$-		$(10,265)
Market Center (1)	(161,514)	(4)	(10,405)		(11,848)
55 Second Street (2)	(55,018)	(5)	(2,943)		(2,912)
111 Sutter Street (1)	-		(35,190)	(6)	(2,658)
1600 Broadway (2)	-		(9)		-
60 Wall Street (1)	(25,001)	(7)	(89)		66
One Steuart Lane (2)	(28,727)	(8)	(4,696)		2,678
Oder-Center, Germany (2)	(38)		81		43
Loss from unconsolidated joint ventures	$(270,298)		$(53,251)		$(24,896)

(1)
At December 31, 2023, our basis in the joint ventures that own 712 Fifth Avenue, Market Center, 111 Sutter and 60 Wall Street was negative. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.
(2)
As of December 31, 2023, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $462, $306, $590, $4,063, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(4)
In the fourth quarter of 2023, the joint venture that owns Market Center recognized a $341,872 real estate impairment loss, of which our 67.0% share was $229,054. Given that our share of the real estate impairment loss together with our share of operating and other losses recognized in the fourth quarter brought the basis of our investment in the joint venture below zero, in accordance with GAAP we were limited to recognizing $148,906 of the real estate impairment loss during the year ended December 31, 2023.
(5)
In the fourth quarter of 2023, the joint venture that owns 55 Second Street recognized a $119,279 real estate impairment loss, of which our share was $52,590.
(6)
In the fourth quarter of 2022, the joint venture that owns 111 Sutter Street recognized a $64,663 real estate impairment loss, of which our share was $31,685.
(7)
In May 2023, the joint venture that owns 60 Wall Street defaulted on the $575,000 non-recourse mortgage loan securing the property. The joint venture is currently in negotiations with the lender to modify the loan. Additionally, in the second quarter of 2023, the joint venture recognized a $455,893 real estate impairment loss, of which our share was $24,734.
(8)
In the third quarter of 2023, One Steuart Lane recognized $68,407 of impairment losses related to residential condominium units, of which RDF’s share was $23,942.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2023	2022
Real estate, net	$1,528,595	$2,377,084
Cash and cash equivalents and restricted cash	167,355	252,540
Intangible assets, net	52,164	69,599
For-sale residential condominium units (1)	246,824	322,232
Other assets	84,179	87,054
Total assets	$2,079,117	$3,108,509

Notes and mortgages payable, net	$1,744,706	$1,834,916
Intangible liabilities, net	5,026	10,972
Other liabilities	98,462	50,783
Total liabilities	1,848,194	1,896,671
Equity	230,923	1,211,838
Total liabilities and equity	$2,079,117	$3,108,509

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2023		2022		2021
Revenues:
Rental revenue	$155,549		$194,031		$229,420
Other income (2)	11,234		65,850		139,705
Total revenues	166,783		259,881		369,125
Expenses:
Operating (2)	169,826	(3)	152,313		220,396
Depreciation and amortization	67,727		85,949		107,079
Total expenses	237,553		238,262		327,475
Other income (expense):
Interest and other income (loss), net	3,035		991		(111)
Interest and debt expense	(73,485)		(62,173)		(63,493)
Real estate impairment loss	(917,044)	(4)	(64,663)	(5)	-
Loss before income taxes	(1,058,264)		(104,226)		(21,954)
Income tax expense	(32)		(60)		(32)
Net loss	$(1,058,296)		$(104,286)		$(21,986)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.
(3)
Includes $68,407 of impairment losses related to condominium units at One Steuart Lane, of which RDF’s share was $23,942. See note 8 on page 86.
(4)
Represents real estate impairment losses related to Market Center, 55 Second Street, and 60 Wall Street, of which our share was $148,906, $52,590, and $24,734, respectively. See notes 4, 5, and 7 on page 86.
(5)
Represents a real estate impairment loss on 111 Sutter Street, of which our share was $31,685.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2023	2022
Intangible assets:
Gross amount	$262,541	$337,104
Accumulated amortization	(194,536)	(246,723)
	$68,005	$90,381
Intangible liabilities:
Gross amount	$136,820	$138,726
Accumulated amortization	(108,817)	(102,533)
	$28,003	$36,193

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Amortization of above and below-market leases, net (component of "rental revenue")	$5,376	$1,748	$3,070
Amortization of acquired in-place leases (component of "depreciation and amortization")	$19,563	$21,645	$26,507

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2024.

(Amounts in thousands) For the Year Ending December 31,	Above and Below- Market Leases, Net	In-Place Leases
2024	$5,862	$14,631
2025	4,541	10,110
2026	2,711	7,501
2027	2,398	6,857
2028	2,318	6,778

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our consolidated outstanding debt.

	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Date	Variable Rate	December 31, 2023	2023	2022
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2024 (2)	Fixed	4.03%	975,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (3)	2.49%	500,000	500,000
	Aug-2026	SOFR + 368 bps (4)	8.18%	360,000	360,000
			4.87%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2026	Fixed	4.50%	232,050	273,000

Total notes and mortgages payable			3.88%	3,817,050	3,858,000
Less: unamortized deferred financing costs				(13,566)	(17,682)
Total notes and mortgages payable, net				$3,803,484	$3,840,318

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 135 bps	n/a	$-	$-

(1)
Our ownership interests in 1633 Broadway, One Market Plaza and 300 Mission Street are 90.0%, 49.0% and 31.1%, respectively.
(2)
This loan was modified and extended on February 1, 2024. See Note 22, Subsequent Events for detail.
(3)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.
(4)
Represents variable rate loans, where SOFR has been capped at 4.5% through August 2024. See Note 8, Derivative Instruments and Hedging Activities. On June 16, 2023, we amended the loans to replace LIBOR with SOFR, effective July 7, 2023.

The following table summarizes the principal repayments required for the next five years and thereafter in connection with our consolidated notes and mortgages payable and revolving credit facility as of December 31, 2023.

			Notes and		Revolving
(Amounts in thousands)	Total		Mortgages Payable		Credit Facility
2024	$975,000	(1)	$975,000	(1)	$-
2025	-		-		-
2026	1,592,050		1,592,050		-
2027	-		-		-
2028	-		-		-
Thereafter	1,250,000		1,250,000		-

(1)
Represents the mortgage loan at One Market Plaza, which was modified and extended on February 1, 2024. See Note 22, Subsequent Events for detail.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities

On July 29, 2021, in connection with the $860,000,000 refinancing of 1301 Avenue of the Americas, we had entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. On June 16, 2023, we amended the swap agreements to replace LIBOR with SOFR, effective July 7, 2023. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% which expired in August 2023. Upon expiration of these agreements, we entered into new interest rate cap agreements for the same notional amount to cap SOFR at 4.50% through August 2024. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive loss of $25,444,000 for the year ended December 31, 2023, and other comprehensive income of $31,839,000 and $6,857,000 for the years ended December 31, 2022 and 2021, respectively, from the changes in the fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $13,008,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The table below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$13,726	$32,681
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$13,726	$32,681

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2023	December 31, 2022
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$1,263	$-
1301 Avenue of the Americas	360,000	Jul-2021	Aug-2023	LIBOR	2.00%	-	6,123
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$1,263	$6,123

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of December 31, 2023, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9. Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2022, we had repurchased a total of 24,183,768 common shares at a weighted average of $7.65 per share or $185,000,000 in the aggregate. As of December 31, 2023, we have $15,000,000 available for future repurchases under the existing program. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income or loss by component for the years ended December 31, 2023, 2022 and 2021, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$5,595	$39,865	$6,069
Amount reclassified from accumulated other comprehensive income (decreasing) increasing interest and debt expense (1)	(31,039)	(8,026)	788
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income (2)	(5,055)	18,859	5,562
Amounts reclassified from accumulated other comprehensive income (decreasing) increasing loss from unconsolidated joint ventures (2)	(9,529)	(374)	4,003

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to interest rate swap with a notional value of $402,000, which was designated as cash flow hedge.

11. Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2023 and 2022, noncontrolling interests in our consolidated joint ventures aggregated $413,925,000 and $402,118,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of December 31, 2023 and December 31, 2022, the noncontrolling interests in our consolidated real estate related funds aggregated $110,589,000 and $173,375,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2023 and 2022, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $287,089,000 and $242,982,000, respectively, and a redemption value of $100,650,000 and $86,644,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each year.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.8% of, the Operating Partnership as of December 31, 2023. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2023 and 2022, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2023	2022
Real estate, net	$3,284,532	$3,364,482
Cash and cash equivalents and restricted cash	176,354	144,446
Accounts and other receivables	10,005	13,647
Real estate related fund investments	775	105,369
Investments in unconsolidated joint ventures	89,949	77,961
Deferred rent receivable	207,938	197,658
Deferred charges, net	45,190	49,485
Intangible assets, net	38,209	50,553
Other assets	7,374	9,860
Total VIE assets	$3,860,326	$4,013,461

Notes and mortgages payable, net	$2,450,401	$2,489,902
Accounts payable and accrued expenses	48,952	61,492
Intangible liabilities, net	17,180	21,936
Other liabilities	5,852	6,051
Total VIE liabilities	$2,522,385	$2,579,381

Unconsolidated VIEs

As of December 31, 2023, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds that were deemed to be VIEs. The following table summarizes our investments in these unconsolidated real estate related funds and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2023	2022
Investments	$4,549	$3,411
Asset management fees and other receivables	18	21
Maximum risk of loss	$4,567	$3,432

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$-	$-	$-	$-
Interest rate swap and cap assets (included in "other assets")	14,989	-	14,989	-
Total assets	$14,989	$-	$14,989	$-

	As of December 31, 2022
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Real estate related fund investments	$105,369	$-	$-	$105,369
Interest rate swap and cap assets (included in "other assets")	38,804	-	38,804	-
Total assets	$144,173	$-	$38,804	$105,369

Real Estate Related Fund Investments

Real estate related fund investments are comprised of investments in mezzanine loans made by Fund X. The investments are measured at fair value on our consolidated balance sheets and are classified as Level 3. The table below summarizes the changes in the fair value of real estate related fund investments for the year ended December 31, 2023 and the period from December 12, 2022 to December 31, 2022.

		Period from
	For the Year Ended	December 12, 2022 to
(Amounts in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$105,369	$-
Consolidation of Fund X	-	104,726
Additional investments	11,897	-
Proceeds from sale of an investment	(8,769)	-
Net realized losses	(46,894)	-
Net unrealized (losses) gains	(60,828)	643
Other, net	(775)	-
Ending balance	$-	$105,369

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2023		As of December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,817,050	$3,517,549	$3,858,000	$3,566,096
Revolving credit facility	-	-	-	-
Total liabilities	$3,817,050	$3,517,549	$3,858,000	$3,566,096

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases

The following table sets forth the details of our rental revenue.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Rental revenue:
Fixed	$635,314	$645,950	$635,513
Variable	76,156	56,869	54,905
Total rental revenue	$711,470	$702,819	$690,418

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2023, for each of the five succeeding years and thereafter commencing January 1, 2024.

(Amounts in thousands)
2024	$620,031
2025	580,941
2026	503,576
2027	443,031
2028	440,988
Thereafter	1,969,146
Total	$4,557,713

15. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Fee income:
Asset management	$11,075	$12,270	$13,284
Property management	7,278	7,981	8,589
Acquisition, disposition, leasing and other	3,244	8,170	6,600
Total fee income	21,597	28,421	28,473
Other income (1)	9,721	9,137	7,895
Total fee and other income	$31,318	$37,558	$36,368

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Asset	Property	Disposition, Leasing
(Amounts in thousands)	Total	Management	Management	and Other
Accounts and other receivables:
Balance as of December 31, 2022	$2,611	$2,138	$338	$135
Balance as of December 31, 2023	2,554	1,850	586	118
(Decrease) increase	$(57)	$(288)	$248	$(17)

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Interest expense	$146,771	$137,708	$132,887
Amortization of deferred financing costs	6,219	6,156	9,127	(1)
Total interest and debt expense	$152,990	$143,864	$142,014

(1)
Includes $761 of expense from the non-cash write-off of deferred financing costs in connection with the $860,000 refinancing of 1301 Avenue of the Americas in July 2021.

17. Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan (the “Plan”) provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP (“T-LTIP”) units, Performance-Based LTIP (“P-LTIP”) units, Time-Based Appreciation Only LTIP (“T-AOLTIP”) units and Performance-Based Appreciation Only LTIP (“P-AOLTIP”) units. Under the Plan, awards may be granted up to a maximum of 20,892,857 shares, if all awards granted are “full value awards,” as defined, and up to 41,785,714 shares, if all of the awards granted are “not full value awards,” as defined. “Full value awards” are awards that do not require the payment of an exercise price such as restricted stock, T-LTIP units and P-LTIP units. “Not full value awards” are awards that require the payment of an exercise price such as T-AOLTIP units and P-AOLTIP units.

During the years ended December 31, 2023, 2022 and 2021, we recognized $20,321,000, $19,003,000 and $18,612,000, respectively, of expense in connection with stock-based compensation awards.

2023 Annual Equity Grants

2023 P-LTIPs

On January 25, 2023, the Compensation Committee of our board of directors (the “Compensation Committee”) approved the 2023 performance program, a multi-year performance-based long-term incentive compensation program. Under the program, participants may earn awards in the form of P-LTIP units based on our achievement of rigorous Net Operating Income (“NOI”) goals over a three-year performance measurement period beginning on January 1, 2023 and continuing through December 31, 2025. The amount of P-LTIP units otherwise earned based on the achievement of the NOI goals would then be increased or decreased based on our Total Shareholder Return (“TSR”) versus that of our New York City office REIT peers (comprised of Vornado Realty Trust, SL Green Realty Corp. and Empire State Realty Trust) but the modifier will not result in a total payout exceeding 100% of the units granted. Additionally, if our TSR is negative over the three-year performance measurement period, then the number of P-LTIP units that are earned under the program will be reduced by 30.0% of the number of such awards that otherwise would have been earned. Furthermore, awards earned under the program are subject to vesting based on continued employment with us through December 31, 2026, with 50.0% of each award vesting upon the conclusion of the performance measurement period, and the remaining 50.0% vesting on December 31, 2026. Our Named Executive Officers are required to hold earned awards for an additional year following vesting. The 2023 P-LTIP unit awards had a fair value of $7,067,000 on the date of the grant, which is being amortized into expense over the four-year vesting period using a graded vesting attribution method.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 T-LTIP Units, T-AOLTIP Units and Restricted Stock

On January 25, 2023, we also granted an aggregate of 796,349 T-LTIP units, 2,054,270 T-AOLTIP units and 81,531 shares of Restricted Stock to our executive officers and employees that will vest over a period of three to four years and had an aggregate grant date fair value of $8,783,000, which is being amortized into expense on a straight-line basis over the vesting period.

Incentive and Retention Equity Grants

In addition to the 2023 Annual Equity Grants that were made on January 25, 2023, the Compensation Committee granted on September 8, 2023, equity awards (“Incentive and Retention Equity Grants”) to a broad group of employees, including our executive officers. The purpose of the Incentive and Retention Grants is to further incentivize and align our executive officers and employees with our stockholders and to support employee retention. The Incentive and Retention Equity Grants were granted in the form of T-LTIP units and P-AOLTIP units, and are intended to be in lieu of the 2024 and 2025 Annual Equity Grants. A total of 4,112,044 T-LTIP units and 7,518,519 P-AOLTIP units were granted pursuant to the Incentive and Retention Equity Grants. These units had an aggregate grant date fair value of $28,863,000, that is being amortized into expense over the four-year vesting period. Below are the details of the awards granted.

T-LTIPs

The T-LTIP units are subject to service-based vesting, with 50% of the units vesting on October 1, 2026 and the remaining 50% of the units vesting on October 1, 2027. Our Named Executive Officers are required to hold the T-LTIP units for an additional year following vesting.

P-AOLTIP

The P-AOLTIP units will only be earned and eligible to be converted into common units if the highest consecutive 20-trading day average closing stock price of our common stock on the New York Stock Exchange during the 10-year term (“Applicable Price”) exceeds $5.12, which was the closing stock price of our common stock on the New York Stock Exchange on the date of grant by the following performance levels:

•
No P-AOLTIP units are earned if the Applicable Price is less than 25%, or $6.40;
•
33% of the P-AOLTIP units are earned if the Applicable Price is greater than 25%, or $6.40;
•
67% of the P-AOLTIP units are earned if the Applicable Price is greater than 50%, or $7.68;
•
100% of the P-AOLTIP units are earned if the Applicable Price is greater than 75%, or $8.96.

The P-AOLTIP units are subject to linear interpolation for performance between levels. In addition, the P-AOLTIP units are also subject to time-based vesting, with 20% of the earned units vesting on October 1, 2026 and the remaining 80% of the earned units vesting on October 1, 2027. Furthermore, our Named Executive Officers are required to hold the earned P-AOLTIP units for an additional year following vesting.

2020 P-LTIPs

The three-year performance measurement period with respect to our 2020 P-LTIP units ended on December 31, 2022. On January 25, 2023, the Compensation Committee determined that (i) our TSR ranked in the 75th percentile amongst the TSR of our New York City office REIT peers and (ii) our TSR ranked in the 37th percentile amongst the performance of the SNL U.S. Office REIT Index constituents, resulting in a payout of approximately 59.7% of the 2020 P-LTIP units granted. Additionally, in accordance with the program, the final payout was reduced by 30.0% since our TSR was negative over the three-year performance measurement period. Accordingly, only 443,713, or 41.5% of the 2020 P-LTIP units that were granted under the program, were earned.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are additional details related to equity awards outstanding as of December 31, 2023.

T-LTIP Units

We grant our executive officers, non-employee directors and employees T-LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. T-LTIP units are similar to common units of our Operating Partnership in that they are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The T-LTIP units granted in the year ended December 31, 2023 had a grant date fair value of $22,962,000, which is being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2023, there was $23,352,000 of total unrecognized compensation cost related to unvested T-LTIP units, which is expected to be recognized over a weighted-average period of 2.9 years. The following table summarizes our T-LTIP unit activity for the year ended December 31, 2023.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2022	1,998,245	$9.56
Granted	5,153,019	4.46
Vested	(676,793)	9.48
Cancelled or expired	-	-
Unvested as of December 31, 2023	6,474,471	$5.51

T-AOLTIP Units

We grant our executive officers T-AOLTIP units which vest over a period of three to four years. T-AOLTIP units are similar to stock options in that it permits the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the T-AOLTIP units were granted and can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of T-AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The T-AOLTIP units granted in the year ended December 31, 2023 had a grant date fair value of $3,752,000, which is being amortized into expense on a straight-line basis over the vesting period. The fair value of the T-AOLTIP unit is estimated using an option-pricing model with weighted average expected volatility of 40.0%, expected life of 4.8 years, risk free interest rate of 3.6% and expected dividend yield of 3.7%.

As of December 31, 2023, there was $4,287,000 of total unrecognized compensation cost related to unvested T-AOLTIP units, which is expected to be recognized over a weighted-average period of 2.4 years. The following table summarizes our T-AOLTIP unit activity for the year ended December 31, 2023.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	4,587,874	$8.80
Granted	2,054,270	6.17
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2023	6,642,144	$7.99	5.1	$-
T-AOLTIP units vested and expected to vest as of December 31, 2023	6,408,998	$8.00	5.1	$-
T-AOLTIP units exercisable as of December 31, 2023	3,311,485	$8.32	4.8	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P-LTIP Units

We grant our executive officers and employees P-LTIP units under multi-year performance-based long-term equity compensation programs. The purpose of these performance programs is to further align the interests of our stockholders with that of management by encouraging our senior officers to create stockholder value in a “pay for performance” structure. Under the performance programs, participants may earn P-LTIP units based on our performance over a three-year performance measurement period. If the designated performance objectives are achieved, awards earned under the program are subject to vesting over a period of four years and are also subject to a taxable book-up event, as defined.

The P-LTIP units granted in the year ended December 31, 2023 had a grant date fair value of $7,067,000, which is being amortized into expense over the four-year vesting period using a graded vesting attribution method. As of December 31, 2023, there was $8,320,000 of total unrecognized compensation cost related to unvested P-LTIP units granted, which is expected to be recognized over a weighted average period of 2.1 years. The following table summarizes our P-LTIP unit activity for the year ended December 31, 2023.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2022	4,307,802	$6.49
Granted	2,618,748	5.40
Earned and Vested	(443,713)	6.99
Cancelled or expired	(549,140)	6.99
Unvested as of December 31, 2023	5,933,697	$5.92

P-AOLTIP Units

We grant our executive officers P-AOLTIP units which vest over a period of three to four years. P-AOLTIP units are similar to stock options in that it permits the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the P-AOLTIP units were granted, however the P-AOLTIP units will only be earned and eligible to be converted into common units if the requisite performance objectives are achieved. P-AOLTIP units earned can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of P-AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The P-AOLTIP units granted in the year ended December 31, 2023 had a grant date fair value of $11,428,000, and is being amortized into expense over the vesting period. The fair value of the P-AOLTIP units granted is estimated using an option-pricing model with weighted average expected volatility of 34.0%, expected life of 10.0 years, risk free interest rate of 4.5% and expected dividend yield of 4.5%.

As of December 31, 2023, there was $9,500,000 of total unrecognized compensation cost related to unvested P-AOLTIP units granted, which is expected to be recognized over a weighted average period of 3.6 years. The following table summarizes our P-AOLTIP unit activity granted for the year ended December 31, 2023.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	-	$-
Granted	7,518,519	5.12
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2023	7,518,519	$5.12	9.7	$376,000
P-AOLTIP units vested and expected to vest as of December 31, 2023	6,992,223	$5.12	9.7	$350,000
P-AOLTIP units exercisable as of December 31, 2023	-	$-	-	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to certain non-employee directors and our employees which vest over one to four years. The shares of restricted stock granted in the year ended December 31, 2023 had a grant date fair value of $743,000, which is being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2023, there was $1,421,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. The table below summarizes our restricted stock activity for the year ended December 31, 2023.

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested as of December 31, 2022	269,108	$9.59
Granted	136,831	5.43
Vested	(109,151)	9.87
Cancelled or expired	(11,137)	9.76
Unvested as of December 31, 2023	285,651	$7.49

Stock Options

We did not grant any stock options in the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, we had 1,988,993 stock options outstanding that had a weighted average exercise price of $17.05 per share and a remaining life of 1.7 years.

18. Earnings Per Share

The following table summarizes our net loss and the number of common shares used in the computation of basic and diluted loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(259,744)	$(36,403)	$(20,354)
Earnings allocated to unvested participating securities	(50)	(85)	(70)
Numerator for net loss per common share - basic and diluted	(259,794)	(36,488)	(20,424)

Denominator:
Denominator for basic loss per common share - weighted average shares	216,922	221,310	218,701
Effect of dilutive stock-based compensation plans (1)	-	-	-
Denominator for diluted loss per common share - weighted average shares	216,922	221,310	218,701

Loss per common share - basic and diluted	$(1.20)	$(0.16)	$(0.09)

(1)
The effect of dilutive securities for the years ended December 31, 2023, 2022 and 2021 excludes 18,749, 20,064 and 23,775 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $1,042,000, $1,322,000 and $1,726,000 for the years ended December 31, 2023, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of December 31, 2023 and 2022, amounts owed to us under these agreements aggregated $40,000 and $52,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $16,567,000, $24,315,000 and $23,240,000 for the years ended December 31, 2023, 2022 and 2021, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of December 31, 2023 and 2022, amounts owed to us under these agreements aggregated $2,552,000 and $3,032,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $392,000, $713,000 and $645,000 for the years ended December 31, 2023, 2022 and 2021, respectively, in connection with this agreement. As of December 31, 2023 and 2022, we owed $102,000 and $119,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein (a member of our board of directors), leased 3,330 square feet at 1633 Broadway (“1633 Lease”). In December 2022, upon expiration of the 1633 Lease, ParkProperty entered into a five-year lease for 4,233 square feet at 1325 Avenue of the Americas. We recognized rental revenue of $276,000, $220,000 and $212,000 in the years ended December 31, 2023, 2022 and 2021, respectively, pursuant to these leases.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. We recognized $183,000, $364,000 and $362,000 for the year ended December 31, 2023, 2022 and 2021, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the amenity center at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the year ended December 31, 2023, we incurred and paid Kramer Design $165,000, in connection with services rendered pursuant to this agreement.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for the perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to the buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities, as well as cybersecurity incidents. While we do carry commercial general liability insurance, property insurance, terrorism insurance and cybersecurity insurance, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

Other Commitments and Contingencies

We are a party to various claims and routine litigation arising in the ordinary course of business. Some of these claims or others to which we may be subject from time to time may result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have an adverse impact on our financial position and results of operations. Should any litigation arise, we would contest it vigorously. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flow, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2023, we believe we are in compliance with all of our covenants.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer Tax Assessments

During 2017, the New York City Department of Finance issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We believe, after consultation with legal counsel, that the likelihood of a loss is reasonably possible, and while it is not possible to predict the outcome of these Notices, we estimate the range of loss could be between $0 and $62,500,000. Since no amount in this range is a better estimate than any other amount within the range, we have not accrued any liability arising from potential losses relating to these Notices in our consolidated financial statements.

21. Segments

Our reportable segments are separated by region, based on two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$721,191	$460,715	$261,954	$(1,478)
Property-related operating expenses	(293,965)	(204,301)	(87,478)	(2,186)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	37,360	12,880	24,347	133
NOI (1)	$464,586	$269,294	$198,823	$(3,531)

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$711,956	$468,409	$245,560	$(2,013)
Property-related operating expenses	(277,422)	(199,085)	(74,396)	(3,941)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	45,141	13,257	31,596	288
NOI (1)	$479,675	$282,581	$202,760	$(5,666)

	For the Year Ended December 31, 2021
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$698,313	$443,384	$258,188	$(3,259)
Property-related operating expenses	(265,438)	(191,793)	(69,976)	(3,669)
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	43,597	11,303	32,221	73
NOI (1)	$476,472	$262,894	$220,433	$(6,855)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
NOI	$464,586	$479,675	$476,472
Add (subtract) adjustments to arrive to net (loss) income:
Fee income	21,597	28,421	28,473
Depreciation and amortization expense	(250,644)	(232,517)	(232,487)
General and administrative expenses	(61,986)	(59,487)	(59,132)
Loss from real estate related fund investments	(96,375)	(2,233)	-
NOI from unconsolidated joint ventures (excluding One Steuart Lane)	(37,360)	(45,141)	(43,597)
Loss from unconsolidated joint ventures	(270,298)	(53,251)	(24,896)
Interest and other income, net	14,837	5,174	3,017
Interest and debt expense	(152,990)	(143,864)	(142,014)
Other, net	(1,244)	(1,709)	(134)
(Loss) income before income taxes	(369,877)	(24,932)	5,702
Income tax expense	(1,426)	(3,265)	(3,643)
Net (loss) income	(371,303)	(28,197)	2,059
Less: net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(20,464)	(13,981)	(21,538)
Consolidated real estate related funds	109,795	3,342	(2,893)
Operating Partnership	22,228	2,433	2,018
Net loss attributable to common stockholders	$(259,744)	$(36,403)	$(20,354)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
December 31, 2023	$8,006,215	$5,214,504	$2,342,395	$449,316
December 31, 2022	8,453,254	5,311,636	2,631,265	510,353
December 31, 2021	8,494,562	5,336,210	2,696,131	462,221

22. Subsequent Events

On February 1, 2024, we, together with our joint venture partner, modified and extended the existing mortgage loan at One Market Plaza, a 1.6 million square-foot two-building trophy asset in San Francisco, California. The existing $975,000,000 loan, which bore interest at a fixed rate of 4.03%, was scheduled to mature on February 6, 2024. In connection with the modification, the loan balance was reduced to $850,000,000, following a $125,000,000 paydown by the joint venture, of which our 49.0% share was $61,250,000. The modified loan bears interest at a fixed rate of 4.08%, matures in February 2027 and has an option to extend for an additional year, subject to certain conditions.

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

As of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2023, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements and financial statement schedules.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 14, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (which is scheduled to be held on May 16, 2024), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

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
2.
The following financial statement schedules should be read in conjunction with the financial statements included:

Pages in this Annual Report on Form 10-K

ii	Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2023, 2022 and 2021	108

(b)
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 111 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation	Date of		income
Description	Encumbrances	Land	Building and improvements	Land	Building and improvements	Land	Building and improvements	Total (1)	and amortization	construction / renovation	Date acquired	statement is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$174,719	$502,846	$1,573,060	$2,075,906	$(400,865)	1971 / 2015	11/2014	5 to 40 Years
1301 Avenue of the Americas	860,000	406,039	1,051,697	-	211,701	406,039	1,263,398	1,669,437	(286,525)	1963 / 2023	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	85,288	221,318	690,282	911,600	(164,290)	1987 / 2019	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	65,007	174,688	435,560	610,248	(106,174)	1989 / 2019	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	31,657	103,741	327,688	431,429	(77,731)	1983 / 2023	11/2014	5 to 40 Years
Total New York	2,610,000	1,408,632	3,721,616	-	568,372	1,408,632	4,289,988	5,698,620	(1,035,585)

One Market Plaza	975,000	288,743	988,014	-	135,385	288,743	1,123,399	1,412,142	(273,645)	1976 / 2016	11/2014	5 to 40 Years
300 Mission Street	232,050	141,097	343,819	-	54,048	141,097	397,867	538,964	(73,036)	1968 / 2020	07/2017	5 to 40 Years
One Front Street	-	127,765	376,919	-	20,129	127,765	397,048	524,813	(78,301)	1979	12/2016	5 to 40 Years
Total San Francisco	1,207,050	557,605	1,708,752	-	209,562	557,605	1,918,314	2,475,919	(424,982)

Other	-	-	-	-	42,077	-	42,077	42,077	(11,252)		11/2014	5 to 40 Years

Total	$3,817,050	$1,966,237	$5,430,368	$-	$820,011	$1,966,237	$6,250,379	$8,216,616	$(1,471,819)

(1)
The basis of the Company’s assets for tax purposes is approximately $2.3 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Real Estate:
Beginning balance	$8,143,777	$8,028,061	$7,963,315
Acquisitions	-	-	-
Additions during the year:
Land	-	-	-
Buildings and improvements	107,156	127,102	111,340
Assets sold and written-off	(34,317)	(11,386)	(46,594)
Ending balance	$8,216,616	$8,143,777	$8,028,061

Accumulated Depreciation:
Beginning balance	$1,297,553	$1,112,977	$966,697
Additions charged to expense	208,583	195,962	192,874
Accumulated depreciation related to assets sold and written-off	(34,317)	(11,386)	(46,594)
Ending balance	$1,471,819	$1,297,553	$1,112,977

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Second Articles of Amendment and Restatement of Paramount Group, Inc., effective May 17, 2019, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on May 20, 2019.

3.2	Seventh Amended and Restated Bylaws of Paramount Group, Inc., effective August 1, 2023, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the SEC on August 4, 2023.

4.1

Specimen Certificate of Common Stock of Paramount Group, Inc., incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (Registration No. 333-198392) filed with the SEC on November 12, 2014.

4.2	Description of Securities of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrants Form 10-K filed with the SEC on February 15, 2023.

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

10.12†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed with the SEC on February 22, 2022.

10.13†	Paramount Group, Inc. Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.13 to the Registrants Form 10-K filed with the SEC on February 15, 2023.

10.14	Form of AOLTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

10.15	Form of LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Paramount Group, Inc. Compensation Recovery Policy.

101*

The following materials from the Paramount Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.

Date: February 14, 2024	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
		(Wilbur Paes)	(duly authorized officer and principal financial officer)

Date: February 14, 2024	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
		(Ermelinda Berberi)	(duly authorized officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 14, 2024
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer	February 14, 2024
	(Wilbur Paes)	(Principal Financial Officer)

By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer	February 14, 2024
	(Ermelinda Berberi)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 14, 2024
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 14, 2024
(Martin Bussmann)

By:	/s/ Karin Klein	Director	February 14, 2024
(Karin Klein)

By:	/s/ Peter Linneman	Director	February 14, 2024
(Peter Linneman)

By:	/s/ Katharina Otto-Bernstein	Director	February 14, 2024
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 14, 2024
(Mark Patterson)

By:	/s/ Hitoshi Saito	Director	February 14, 2024
(Hitoshi Saito)

By:	/s/ Paula Sutter	Director	February 14, 2024
(Paula Sutter)

By:	/s/ Greg Wright	Director	February 14, 2024
(Greg Wright)