Form 10-Q
period 2024-03-31
Paramount Group, Inc.
filed 2024-05-01
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-36746

PARAMOUNT GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0439307
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1633 Broadway, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common stock of Paramount Group, Inc., $0.01 par value per share	PGRE	New York Stock Exchange

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

As of April 15, 2024, there were 217,329,254 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2024	December 31, 2023
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,278,863	6,250,379
	8,245,100	8,216,616
Accumulated depreciation and amortization	(1,524,078)	(1,471,819)
Real estate, net	6,721,022	6,744,797
Cash and cash equivalents	276,235	428,208
Restricted cash	171,776	81,391
Accounts and other receivables	16,048	18,053
Real estate related fund investments	-	775
Investments in unconsolidated real estate related funds	4,603	4,549
Investments in unconsolidated joint ventures	132,788	132,239
Deferred rent receivable	353,826	351,209
Deferred charges, net of accumulated amortization of $86,845 and $82,265	107,407	108,751
Intangible assets, net of accumulated amortization of $197,756 and $194,536	62,609	68,005
Other assets	83,411	68,238
Total assets (1)	$7,929,725	$8,006,215

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $22,200 and $13,566	$3,669,850	$3,803,484
Revolving credit facility	-	-
Accounts payable and accrued expenses	115,038	114,463
Dividends and distributions payable	8,376	8,360
Intangible liabilities, net of accumulated amortization of $108,708 and $108,817	26,026	28,003
Other liabilities	31,774	37,017
Total liabilities (1)	3,851,064	3,991,327
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,329,254 and 217,366,089 shares in 2024 and 2023, respectively	2,173	2,173
Additional paid-in-capital	4,131,652	4,133,801
Earnings less than distributions	(941,855)	(943,935)
Accumulated other comprehensive income	7,080	11,246
Paramount Group, Inc. equity	3,199,050	3,203,285
Noncontrolling interests in:
Consolidated joint ventures	480,542	413,925
Consolidated real estate related funds	103,886	110,589
Operating Partnership (20,035,314 and 19,468,095 units outstanding)	295,183	287,089
Total equity	4,078,661	4,014,888
Total liabilities and equity	$7,929,725	$8,006,215

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.6% as of March 31, 2024. As of March 31, 2024, the assets and liabilities of the Operating Partnership include $3,844,572 and $2,390,281 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Revenues:
Rental revenue	$179,723	$181,713
Fee and other income	9,154	6,761
Total revenues	188,877	188,474
Expenses:
Operating	71,740	70,309
Depreciation and amortization	61,114	58,888
General and administrative	16,634	14,623
Transaction related costs	178	128
Total expenses	149,666	143,948
Other income (expense):
(Loss) income from real estate related fund investments	(43)	3,550
Income (loss) from unconsolidated real estate related funds	105	(178)
Loss from unconsolidated joint ventures	(1,346)	(5,762)
Interest and other income, net	19,420	2,925
Interest and debt expense	(40,269)	(36,459)
Income before income taxes	17,078	8,602
Income tax expense	(347)	(288)
Net income	16,731	8,314
Less net income attributable to noncontrolling interests in:
Consolidated joint ventures	(5,206)	(5,641)
Consolidated real estate related funds	(762)	(823)
Operating Partnership	(898)	(121)
Net income attributable to common stockholders	$9,865	$1,729

Income per Common Share - Basic:
Income per common share	$0.05	$0.01
Weighted average common shares outstanding	217,105,686	216,563,108

Income per Common Share - Diluted:
Income per common share	$0.05	$0.01
Weighted average common shares outstanding	217,186,409	216,617,020

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net income	$16,731	$8,314
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	(4,687)	(8,390)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	143	(2,563)
Comprehensive income (loss)	12,187	(2,639)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,206)	(5,641)
Consolidated real estate related funds	(762)	(823)
Operating Partnership	(520)	594
Comprehensive income (loss) attributable to common stockholders	$5,699	$(8,509)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net income	-	-	-	9,865	-	5,206	762	898	16,731
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(37)	-	-	(178)	-	-	-	-	(178)
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,607)	-	-	-	(769)	(8,376)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(809)	(8,354)	-	(9,163)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(4,297)	-	-	(390)	(4,687)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	131	-	-	12	143
Amortization of equity awards	-	-	269	-	-	-	-	5,925	6,194
Reallocation of noncontrolling interest	-	-	(2,418)	-	-	-	-	2,418	-
Balance as of March 31, 2024	217,329	$2,173	$4,131,652	$(941,855)	$7,080	$480,542	$103,886	$295,183	$4,078,661

Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net income	-	-	-	1,729	-	5,641	823	121	8,314
Common shares issued upon redemption of common units	614	6	10,222	-	-	-	-	(10,228)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	39	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.0775 per share and unit)	-	-	-	(16,834)	-	-	-	(1,276)	(18,110)
Contributions from noncontrolling interests	-	-	-	-	-	283	49,748	-	50,031
Distributions to noncontrolling interests	-	-	-	-	-	(4,140)	(3,740)	-	(7,880)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(7,842)	-	-	(548)	(8,390)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	-	-	-	-	(2,396)	-	-	(167)	(2,563)
Amortization of equity awards	-	-	324	-	-	-	-	4,793	5,117
Reallocation of noncontrolling interest	-	-	(14,724)	-	-	-	-	14,724	-
Balance as of March 31, 2023	217,212	$2,171	$4,181,983	$(659,641)	$38,058	$403,902	$220,206	$250,401	$4,437,080

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$16,731	$8,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,114	58,888
Straight-lining of rental revenue	(2,854)	(7,756)
Amortization of stock-based compensation expense	6,194	5,117
Amortization of deferred financing costs	2,368	1,538
Loss from unconsolidated joint ventures	1,346	5,762
Distributions of earnings from unconsolidated joint ventures	150	144
Unrealized losses on real estate related fund investments	775	1,111
(Income) loss from unconsolidated real estate related funds	(105)	178
Distributions of earnings from unconsolidated real estate related funds	51	51
Amortization of above and below-market leases, net	(1,340)	(1,036)
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-
Other non-cash adjustments	(57)	(42)
Changes in operating assets and liabilities:
Real estate related fund investments	-	(3,918)
Accounts and other receivables	2,005	4,457
Deferred charges	(728)	(1,689)
Other assets	(19,648)	(8,469)
Accounts payable and accrued expenses	8,963	(3,797)
Other liabilities	10,362	(885)
Net cash provided by operating activities	69,890	57,968

Cash Flows from Investing Activities:
Additions to real estate	(39,344)	(18,883)
Contributions of capital to unconsolidated joint ventures	(1,904)	-
Net cash used in investing activities	(41,248)	(18,883)

Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	(975,000)	-
Proceeds from notes and mortgages payable	850,000	-
Debt issuance costs	(10,638)	-
Contributions from noncontrolling interests in consolidated joint ventures	62,220	283
Distributions to noncontrolling interests in consolidated joint ventures	(809)	(4,140)
Contributions from noncontrolling interests in consolidated real estate related funds	889	49,748
Distributions to noncontrolling interests in consolidated real estate related funds	(8,354)	(3,740)
Dividends paid to common stockholders	(7,608)	(16,827)
Distributions paid to common unitholders	(752)	(1,199)
Settlement of accounts payable in connection with repurchases of common shares	-	(1,847)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(178)	(205)
Net cash (used in) provided by financing activities	(90,230)	22,073

Net (decrease) increase in cash and cash equivalents and restricted cash	(61,588)	61,158
Cash and cash equivalents and restricted cash at beginning of period	509,599	449,817
Cash and cash equivalents and restricted cash at end of period	$448,011	$510,975

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$428,208	$408,905
Restricted cash at beginning of period	81,391	40,912
Cash and cash equivalents and restricted cash at beginning of period	$509,599	$449,817

Cash and cash equivalents at end of period	$276,235	$451,796
Restricted cash at end of period	171,776	59,179
Cash and cash equivalents and restricted cash at end of period	$448,011	$510,975

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$38,228	$33,338
Cash payments for income taxes, net of refunds	216	317

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	$8,376	$18,110
Change in value of interest rate swaps and interest rate caps	(4,687)	(8,390)
Write-off of fully amortized and/or depreciated assets	1,659	10,170
Additions to real estate included in accounts payable and accrued expenses	5,099	8,306
Common shares issued upon redemption of common units	-	10,228

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of March 31, 2024.

As of March 31, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail and theater space;
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

2.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2023 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, an update to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation in the joint venture’s separate financial statements. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

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

In March 2024, the SEC issued final rules on the enhancement and standardization of climate-related disclosures, and in April 2024, as a result of pending legal challenges, the SEC voluntarily stayed the new rules. The rules require disclosures relating to (i) material climate-related risks, (ii) governance and management of such risks and (iii) greenhouse gas emissions. Additionally, the rules require disclosure of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds, in the notes to the financial statements. The requirements in the rule will be phased in starting with our Annual Report on Form 10-K for the year ending December 31, 2025. We are evaluating the impact of the new rules on our consolidated financial statements and the related disclosures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real estate related fund investments on our consolidated balance sheets represent the investments of Paramount Group Real Estate Fund X, LP (“Fund X”), which invests in mezzanine loans. We are the general partner and investment manager of Fund X and own a 13.0% interest. The following table sets forth the details of income or loss from real estate related fund investments for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net investment income	$732	$4,661
Net unrealized losses	(775)	(1,111)
(Loss) income from real estate related fund investments	(43)	3,550
Less: noncontrolling interests in consolidated real estate related funds	50	(2,817)
Income from real estate related fund investments attributable to Paramount Group, Inc.	$7	$733

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

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of March 31, 2024, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of March 31, 2024 and December 31, 2023, our share of the investments in the unconsolidated real estate related funds was $4,603,000 and $4,549,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized income of $105,000 and loss of $178,000 during the three months ended March 31, 2024 and 2023, respectively, for our share of earnings, which is reflected as “income (loss) from unconsolidated real estate related funds” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Joint Ventures

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture plans to redevelop the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2024	December 31, 2023
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center (1)	67.0%	-	-
55 Second Street (2)	44.1%	30,019	30,322
111 Sutter Street (1)	49.0%	-	-
1600 Broadway (2)	9.2%	8,496	8,646
60 Wall Street (3)	5.0%	217	-
One Steuart Lane (2)	35.0% (4)	90,640	89,949
Oder-Center, Germany (2)	9.5%	3,416	3,322
Investments in unconsolidated joint ventures		$132,788	$132,239

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net (Loss) Income:	2024	2023
712 Fifth Avenue (1)	$-	$-
Market Center (1)	-	(2,655)
55 Second Street (2)	(302)	(639)
111 Sutter Street (1)	-	-
1600 Broadway (2)	1	(3)
60 Wall Street (3)	(1,687)	(17)
One Steuart Lane (2)	691	(2,416)
Oder-Center, Germany (2)	(49)	(32)
Loss from unconsolidated joint ventures	$(1,346)	$(5,762)

(1)
At March 31, 2024, our basis in the joint ventures that own 712 Fifth Avenue, Market Center and 111 Sutter Street was negative. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.
(2)
As of March 31, 2024, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $461, $303, $570 and $4,212, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
As a result of the joint venture’s commitment to fund the development costs related to the project in connection with the modification and extension of the mortgage loan, we resumed the equity method of accounting and recognized all losses that were previously deferred.
(4)
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

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2024	December 31, 2023
Real estate, net	$1,556,686	$1,528,595
Cash and cash equivalents and restricted cash	200,573	167,355
Intangible assets, net	49,194	52,164
For-sale residential condominium units (1)	237,864	246,824
Other assets	80,682	84,179
Total assets	$2,124,999	$2,079,117

Notes and mortgages payable, net	$1,744,978	$1,744,706
Intangible liabilities, net	3,911	5,026
Other liabilities	122,868	98,462
Total liabilities	1,871,757	1,848,194
Equity	253,242	230,923
Total liabilities and equity	$2,124,999	$2,079,117

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2024		2023
Revenues:
Rental revenue	$35,936		$40,221
Other income	14,998	(2)	1,757
Total revenues	50,934		41,978
Expenses:
Operating	32,439	(2)	24,701
Depreciation and amortization	13,162		17,765
Total expenses	45,601		42,466
Other income (expense):
Interest and other income	626		709
Interest and debt expense	(17,589)		(15,446)
Loss before income taxes	(11,630)		(15,225)
Income tax expense	(16)		(11)
Net loss	$(11,646)		$(15,236)

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

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Intangible assets:
Gross amount	$260,365	$262,541
Accumulated amortization	(197,756)	(194,536)
	$62,609	$68,005
Intangible liabilities:
Gross amount	$134,734	$136,820
Accumulated amortization	(108,708)	(108,817)
	$26,026	$28,003

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Amortization of above and below-market leases, net (component of "rental revenue")	$1,340	$1,036
Amortization of acquired in-place leases (component of "depreciation and amortization")	4,760	4,809

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the nine-month period from April 1, 2024 through December 31, 2024, and each of the five succeeding years commencing from January 1, 2025.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2024	$3,867	$11,189
2025	4,447	10,300
2026	2,926	7,069
2027	2,613	6,424
2028	2,533	6,345
2029	2,095	5,688

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Debt

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

The following table summarizes our consolidated outstanding debt.

			Interest Rate
	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Date	Variable Rate	March 31, 2024	March 31, 2024	December 31, 2023
Notes and mortgages payable:
1633 Broadway (1)	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza (1)	Feb-2027	Fixed	4.08%	850,000	975,000

1301 Avenue of the Americas
	Aug-2026	Fixed (2)	2.49%	500,000	500,000
	Aug-2026	SOFR + 368 bps (3)	8.18%	360,000	360,000
			4.87%	860,000	860,000

31 West 52nd Street	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable			3.88%	3,692,050	3,817,050
Less: unamortized deferred financing costs				(22,200)	(13,566)
Total notes and mortgages payable, net				$3,669,850	$3,803,484

$750 Million Revolving Credit Facility	Mar-2026	SOFR + 135 bps	n/a	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

On July 29, 2021, in connection with the $860,000,000 refinancing of 1301 Avenue of the Americas, we had entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR at 0.46% through August 2024. On June 16, 2023, we amended the swap agreements to replace LIBOR with SOFR, effective July 7, 2023. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% which expired in August 2023. Upon expiration of these agreements, we entered into new interest rate cap agreements for the same notional amount to cap SOFR at 4.50% through August 2024. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive loss of $4,687,000 and $8,390,000 for the three months ended March 31, 2024 and 2023, respectively, from the changes in the fair value of these derivative financial instruments. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $8,561,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$8,553	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$8,553	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$946	$1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$946	$1,263

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of March 31, 2024, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.
Equity

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2023, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2024. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three months ended March 31, 2024 and 2023, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Amount of income (loss) related to the cash flow hedges recognized in other comprehensive income (loss) (1)	$2,378	$(1,039)
Amounts reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(7,065)	(7,351)
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive income (loss)	143	(573)	(2)
Amounts reclassified from accumulated other comprehensive income decreasing loss from unconsolidated joint ventures	-	(1,990)	(2)

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of March 31, 2024 and December 31, 2023, noncontrolling interests in our consolidated joint ventures aggregated $480,542,000 and $413,925,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of March 31, 2024 and December 31, 2023, the noncontrolling interests in our consolidated real estate related funds aggregated $103,886,000 and $110,589,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2024 and December 31, 2023, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $295,183,000 and $287,089,000, respectively, and a redemption value of $93,966,000 and $100,650,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of March 31, 2024. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2024 and December 31, 2023, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Real estate, net	$3,262,604	$3,284,532
Cash and cash equivalents and restricted cash	178,580	176,354
Accounts and other receivables	9,093	10,005
Real estate related fund investments	-	775
Investments in unconsolidated joint ventures	90,640	89,949
Deferred rent receivable	206,702	207,938
Deferred charges, net	43,407	45,190
Intangible assets, net	35,320	38,209
Other assets	18,226	7,374
Total VIE assets	$3,844,572	$3,860,326

Notes and mortgages payable, net	$2,316,101	$2,450,401
Accounts payable and accrued expenses	53,374	48,952
Intangible liabilities, net	15,991	17,180
Other liabilities	4,815	5,852
Total VIE liabilities	$2,390,281	$2,522,385

Unconsolidated VIEs

As of March 31, 2024, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Investments in unconsolidated real estate funds	$4,603	$4,549
Investment in unconsolidated joint venture	217	-
Asset management fees and other receivables	807	18
Maximum risk of loss	$5,627	$4,567

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$9,499	$-	$9,499	$-
Total assets	$9,499	$-	$9,499	$-

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$14,989	$-	$14,989	$-
Total assets	$14,989	$-	$14,989	$-

Real Estate Related Fund Investments

Real estate related fund investments are comprised of investments in mezzanine loans made by Fund X. The investments are measured at fair value on our consolidated balance sheets and are classified as Level 3. As of March 31, 2024 and December 31, 2023, the fair value of the investments was $0. The table below summarizes the changes in the fair value of real estate related fund investments for the three months ended March 31, 2023.

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

	As of March 31, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,349,390	$3,817,050	$3,517,549
Revolving credit facility	-	-	-	-
Total liabilities	$3,692,050	$3,349,390	$3,817,050	$3,517,549

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Leases

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases which generally have terms ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to early terminate, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represent revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and are recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

The following table sets forth the details of our rental revenue.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Rental revenue:
Fixed	$160,824	$165,863
Variable	18,899	15,850
Total rental revenue	$179,723	$181,713

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of March 31, 2024, for the nine-month period from April 1, 2024 through December 31, 2024, and each of the five succeeding years and thereafter commencing January 1, 2025.

(Amounts in thousands)
2024	$462,694
2025	580,050
2026	502,994
2027	442,749
2028	440,662
2029	421,583
Thereafter	1,630,911
Total	$4,481,643

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Fee income:
Asset management	$2,305	$2,175
Property management	1,744	1,862
Acquisition, disposition, leasing and other	2,199	520
Total fee income	6,248	4,557
Other income (1)	2,906	2,204
Total fee and other income	$9,154	$6,761

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Interest income, net	$3,983	$2,925
Non-cash gain on extinguishment of IPO related tax liability	15,437	-
Total interest and other income, net	$19,420	$2,925

17.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Interest expense	$37,901	$34,921
Amortization of deferred financing costs	2,368	1,538
Total interest and debt expense	$40,269	$36,459

18.
Incentive Compensation

Stock-Based Compensation

Our Amended and Restated 2014 Equity Incentive Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP units, Performance-Based LTIP units, Time-Based Appreciation Only LTIP units and Performance-Based Appreciation Only LTIP units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $6,194,000 and $5,117,000 for the three months ended March 31, 2024 and 2023, respectively, related to awards granted in prior periods.

Completion of the 2021 Performance-Based Awards Program (“2021 Performance Program”)

The three-year performance measurement period with respect to our 2021 Performance Program ended on December 31, 2023. On January 30, 2024, the Compensation Committee determined that (i) our TSR ranked in the 25th percentile amongst the TSR of our New York City office REIT peers and (ii) our TSR ranked in the 40th percentile amongst the performance of the SNL U.S. Office REIT Index constituents, resulting in a payout of approximately 34.6% of the LTIP units granted. Additionally, in accordance with the 2021 Performance Program, the final payout was reduced by 30.0% since our TSR was negative over the three-year performance measurement period. Accordingly, only 409,046, or 24.2% of the LTIP units that were granted under the 2021 Performance Program, were earned. Of the LTIP units that were earned, 204,727 LTIP units vested immediately on January 30, 2024 and the remaining 204,319 LTIP units will vest on December 31, 2024. This award had a grant date fair value of $7,303,000 and a remaining unrecognized compensation cost of $589,000 as of March 31, 2024, which will be amortized into expense over a weighted-average period of 0.8 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Earnings Per Share

The following table summarizes our net income and the number of common shares used in the computation of basic and diluted income per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Numerator:
Net income attributable to common stockholders	$9,865	$1,729
Earnings allocated to unvested participating securities	(9)	(20)
Numerator for income per common share - basic and diluted	$9,856	$1,709
Denominator:
Denominator for basic income per common share - weighted average shares	217,106	216,563
Effect of dilutive stock-based compensation plans (1)	80	54
Denominator for diluted income per common share - weighted average shares	217,186	216,617

Income per common share - basic and diluted	$0.05	$0.01

(1)
The effect of dilutive securities excludes 21,928 and 17,335 weighted average share equivalents for the three months ended March 31, 2024 and 2023, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $177,000 and $263,000 for the three months ended March 31, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of March 31, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $32,000 and $40,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $5,363,000 and $3,653,000 for the three months ended March 31, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of March 31, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $2,884,000 and $2,552,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $123,000 and $117,000 for the three months ended March 31, 2024 and 2023, respectively, in connection with this agreement. As of March 31, 2024 and December 31, 2023, we owed $101,000 and $102,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, who is a member of our board of directors, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. We recognized rental revenue of $71,000 and $69,000 for the three months ended March 31, 2024 and 2023, respectively, pursuant to this lease.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. We recognized $30,000 and $93,000 for the three months ended March 31, 2024 and 2023, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the Paramount Club at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. During the three months ended March 31, 2024, we incurred and paid Kramer Design $25,000 in connection with services rendered pursuant to this agreement.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of March 31, 2024, we have recorded a $10,041,000 asset and a $10,255,000 liability, which is included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheet.

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering (“IPO”). We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could be between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

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

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$182,629	$117,804	$65,190	$(365)
Property-related operating expenses	(71,740)	(50,314)	(20,765)	(661)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,908)	(2,676)	(20,232)	-
NOI from unconsolidated joint ventures (1)	5,602	3,555	2,047	-
Paramount's share of NOI (2)	$93,583	$68,369	$26,240	$(1,026)

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$183,917	$117,226	$67,302	$(611)
Property-related operating expenses	(70,309)	(49,521)	(20,268)	(520)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,712)	(2,623)	(20,089)	-
NOI from unconsolidated joint ventures (1)	5,305	3,363	1,943	(1)
Paramount's share of NOI (2)	$96,201	$68,445	$28,888	$(1,132)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).
(2)
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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of Paramount's share of NOI to net income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Paramount's share of NOI	$93,583	$96,201
NOI attributable to noncontrolling interests in consolidated joint ventures	22,908	22,712
Adjustments to arrive to net income:
Fee income	6,248	4,557
Depreciation and amortization expense	(61,114)	(58,888)
General and administrative expenses	(16,634)	(14,623)
(Loss) income from real estate related fund investments	(43)	3,550
Loss from unconsolidated joint ventures	(1,346)	(5,762)
NOI from unconsolidated joint ventures (1)	(5,602)	(5,305)
Interest and other income, net	19,420	2,925
Interest and debt expense	(40,269)	(36,459)
Other, net	(73)	(306)
Income before income taxes	17,078	8,602
Income tax expense	(347)	(288)
Net income	16,731	8,314
Less net income attributable to noncontrolling interests in:
Consolidated joint ventures	(5,206)	(5,641)
Consolidated real estate related funds	(762)	(823)
Operating Partnership	(898)	(121)
Net income attributable to common stockholders	$9,865	$1,729

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2024	$7,929,725	$5,229,341	$2,335,752	$364,632
December 31, 2023	8,006,215	5,214,504	2,342,395	449,316

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
•
compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•
any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2023, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully, our consolidated financial statements and the notes thereto, as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of March 31, 2024.

As of March 31, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail and theater space;
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

Financing

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

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture plans to redevelop the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering (“IPO”). We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could be between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2023, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2024. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended March 31, 2024

The following table presents the details on the leases signed during the three months ended March 31, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2024	Total	New York	San Francisco
Total square feet leased	276,717	117,004	159,713
Pro rata share of total square feet leased:	170,522	109,520	61,002
Initial rent (1)	$ 68.82	$ 69.27	$ 68.00
Weighted average lease term (in years)	7.9	11.4	1.8

Tenant improvements and leasing commissions:
Per square foot	$ 83.49	$ 127.03	$ 5.32
Per square foot per annum	$ 10.53	$ 11.17	$ 3.04
Percentage of initial rent	15.3%	16.1%	4.5%

Rent concessions:
Average free rent period (in months)	0.8	1.3	-
Average free rent period per annum (in months)	0.1	0.1	-

Second generation space: (2)
Square feet	94,975	33,973	61,002
Cash basis:
Initial rent (1)	$ 68.41	$ 69.15	$ 68.00
Prior escalated rent (3)	$ 71.32	$ 69.24	$ 72.48
Percentage increase	(4.1%)	(0.1%)	(6.2%)
GAAP basis:
Straight-line rent	$ 66.59	$ 64.20	$ 67.91
Prior straight-line rent	$ 80.89 (4)	$ 64.50	$ 90.02 (4)
Percentage increase	(17.7%) (4)	(0.5%)	(24.6%) (4)

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(4)
The rental rate decrease was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease would have been 2.2% for the total portfolio and 3.1% for San Francisco.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of March 31, 2024	89.1%	90.1%	85.5%
As of December 31, 2023	90.1%	90.2%	89.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended March 31, 2024

In the three months ended March 31, 2024, we leased 276,717 square feet, of which our share was 170,522 square feet that was leased at a weighted average initial rent of $68.82 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy by 120 basis points to 86.5% at March 31, 2024 from 87.7% at December 31, 2023. Same store leased occupancy decreased by 100 basis points to 89.1% at March 31, 2024 from 90.1% at December 31, 2023.

Of the 276,717 square feet leased in the three months ended March 31, 2024, 94,975 square feet represented our share of second generation space for which rental rates decreased by 17.7% on a GAAP basis and 4.1% on a cash basis. The rental rate decrease of 17.7% on a GAAP basis was driven primarily by a below-market lease adjustment in our San Francisco portfolio that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been negative 2.2%. The weighted average lease term for leases signed during the three months was 7.9 years and weighted average tenant improvements and leasing commissions on these leases were $10.53 per square foot per annum, or 15.3% of initial rent.

New York

In the three months ended March 31, 2024, we leased 117,004 square feet in our New York portfolio, of which our share was 109,520 square feet that was leased at a weighted average initial rent of $69.27 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy and same store leased occupancy by 10 basis points to 90.1% at March 31, 2024 from 90.2% at December 31, 2023. Of the 117,004 square feet leased in the three months ended March 31, 2024, 33,973 square feet represented second generation space for which rental rates decreased by 0.5% on a GAAP basis and 0.1% on a cash basis. The weighted average lease term for leases signed during the three months was 11.4 years and weighted average tenant improvements and leasing commissions on these leases were $11.17 per square foot per annum, or 16.1% of initial rent.

San Francisco

In the three months ended March 31, 2024, we leased 159,713 square feet in our San Francisco portfolio, of which our share was 61,002 square feet that was leased at a weighted average initial rent of $68.00 per square foot. This leasing activity, offset by lease expirations in the three months, decreased leased occupancy by 400 basis points to 76.8% at March 31, 2024 from 80.8% at December 31, 2023. Same store leased occupancy and excluding the leased occupancy of Market Center and 111 Sutter Street decreased by 430 basis points to 85.5% at March 31, 2024 from 89.8% at December 31, 2023.

Of the 159,713 square feet leased in the three months, 61,002 square feet represented our share of second generation space for which rental rates decreased by 24.6% on a GAAP basis and decreased by 6.2% on a cash basis. The rental rate decrease of 17.7% on a GAAP basis was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been 3.1%. The weighted average lease term for leases signed during the three months was 1.8 years and weighted average tenant improvements and leasing commissions on these leases were $3.04 per square foot per annum, or 4.5% of initial rent.

Financial Results - Three Months Ended March 31, 2024 and 2023

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $9,865,000, or $0.05 per diluted share, for the three months ended March 31, 2024, compared to $1,729,000, or $0.01 per diluted share, for the three months ended March 31, 2023. Net income attributable to common stockholders for the three months ended March 31, 2024 includes a $14,148,000 non-cash gain on extinguishment of a tax liability related to our initial public offering.

Funds from Operations (“FFO”) attributable to common stockholders was $59,821,000, or $0.28 per diluted share, for the three months ended March 31, 2024, compared to $56,779,000, or $0.26 per diluted share, for the three months ended March 31, 2023. FFO attributable to common stockholders for the three months ended March 31, 2024 includes a $14,148,000 non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the three months ended March 31, 2024 and 2023 also includes the impact other of non-core items, which are listed in the table on page 43. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2024 and 2023 by $11,883,000 and $2,116,000, or $0.06 and $0.01 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 43, was $47,938,000, or $0.22 per diluted share, for the three months ended March 31, 2024, compared to $54,663,000, or $0.25 per diluted share, for the three months ended March 31, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2024 versus March 31, 2023.

	Total	New York	San Francisco
Same Store NOI	(3.5%)	(1.1%)	(9.2%)
Same Store Cash NOI	(1.5%)	(2.9%)	1.9%

See pages 40-43 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2024 and 2023

The following pages summarize our consolidated results of operations for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$179,723	$181,713	$(1,990)
Fee and other income	9,154	6,761	2,393
Total revenues	188,877	188,474	403
Expenses:
Operating	71,740	70,309	1,431
Depreciation and amortization	61,114	58,888	2,226
General and administrative	16,634	14,623	2,011
Transaction related costs	178	128	50
Total expenses	149,666	143,948	5,718
Other income (expense):
(Loss) income from real estate related fund investments	(43)	3,550	(3,593)
Income (loss) from unconsolidated real estate related funds	105	(178)	283
Loss from unconsolidated joint ventures	(1,346)	(5,762)	4,416
Interest and other income, net	19,420	2,925	16,495
Interest and debt expense	(40,269)	(36,459)	(3,810)
Income before income taxes	17,078	8,602	8,476
Income tax expense	(347)	(288)	(59)
Net income	16,731	8,314	8,417
Less net income attributable to noncontrolling interests in:
Consolidated joint ventures	(5,206)	(5,641)	435
Consolidated real estate related funds	(762)	(823)	61
Operating Partnership	(898)	(121)	(777)
Net income attributable to common stockholders	$9,865	$1,729	$8,136

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $188,877,000 for the three months ended March 31, 2024, compared to $188,474,000 for the three months ended March 31, 2023, an increase of $403,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(3,158)	$(595)		$(2,563)	(1)	$-
Other, net	1,168	944	(2)	-		224
(Decrease) increase in rental revenue	$(1,990)	$349		$(2,563)		$224

Fee and other income
Fee income
Asset management	$130	$-		$-		$130
Property management	(118)	-		-		(118)
Acquisition, disposition, leasing and other	1,679	-		-		1,679
Increase in fee income	1,691	-		-		1,691
Other income
Same store operations	702	229		451		22
Increase in other income	702	229		451		22
Increase in fee and other income	$2,393	$229		$451		$1,713

Total increase (decrease) in revenues	$403	$578		$(2,112)		$1,937

(1)
Primarily due to lower average occupancy at One Front Street in the current year.
(2)
Represents lease termination income at 31 West 52nd Street in the current year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $149,666,000 for the three months ended March 31, 2024, compared to $143,948,000 for the three months ended March 31, 2023, an increase of $5,718,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Operating
Same store operations	$1,290	$793		$497	$-
Other, net	141	-		-	141
Increase in operating	$1,431	$793		$497	$141

Depreciation and amortization
Operations	$2,226	$2,127	(1)	$88	$11
Increase in depreciation and amortization	$2,226	$2,127		$88	$11

General and administrative
Operations	$2,011	$-		$-	$2,011	(2)
Increase in general and administrative	$2,011	$-		$-	$2,011

Increase in transaction related costs	$50	$-		$-	$50

Total increase in expenses	$5,718	$2,920		$585	$2,213

(1)
Primarily due to a write-off of tenant improvements in the current year at 1633 Broadway.
(2)
Primarily due to higher stock-based compensation resulting from the Incentive and Retention Plan grants that were made in September 2023.

(Loss) income from Real Estate Related Fund Investments

Loss from real estate related fund investments was $43,000 for the three months ended March 31, 2024, compared to income of $3,550,000 for the three months ended March 31, 2023, a decrease in income of $3,593,000. This decrease resulted primarily from lower investment income in the current year.

Income (loss) from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $105,000 for the three months ended March 31, 2024, compared to loss of $178,000 for the three months ended March 31, 2023, an increase in income of $283,000. This increase resulted primarily from unrealized gains on mezzanine loan investments in the current year compared to unrealized losses in the prior year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $1,346,000 for the three months ended March 31, 2024, compared to $5,762,000 for the three months ended March 31, 2023, a decrease in loss of $4,416,000. This decrease in loss resulted from:

(Amounts in thousands)
Higher income from One Steuart Lane	$3,107	(1)
Other, net	1,309
Total decrease in loss	$4,416

(1)
Primarily due to RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $19,420,000 for the three months ended March 31, 2024, compared to $2,925,000 for the three months ended March 31, 2023, an increase in income of $16,495,000. This increase resulted primarily from:

(Amounts in thousands)
Non-cash gain on extinguishment of IPO related transfer tax liability	$15,437
Other, net (primarily higher yields on short-term investments)	1,058
Total increase in income	$16,495

Interest and Debt Expense

Interest and debt expense was $40,269,000 for the three months ended March 31, 2024, compared to $36,459,000 for the three months ended March 31, 2023, an increase of $3,810,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas.

Income Tax Expense

Income tax expense was $347,000 for the three months ended March 31, 2024, compared to $288,000 for the three months ended March 31, 2023, an increase of $59,000.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,206,000 for the three months ended March 31, 2024, compared to $5,641,000 for the three months ended March 31, 2023, a $435,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted from lower net income attributable to noncontrolling interests in consolidated joint ventures.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $762,000 for the three months ended March 31, 2024, compared to $823,000 for the three months ended March 31, 2023, a decrease in net income attributable to noncontrolling interests in consolidated real estate related funds of $61,000. This decrease in income resulted from lower net income attributable to noncontrolling interests in Fund X, partially offset by Residential Development Fund’s share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Net Income Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $898,000 for the three months ended March 31, 2024, compared to $121,000 for the three months ended March 31, 2023, an increase in net income allocated to noncontrolling interests of $777,000. This increase in income resulted from higher net income subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of March 31, 2024, we had $1.20 billion of liquidity comprised of $276,235,000 of cash and cash equivalents, $171,776,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of March 31, 2024, our outstanding consolidated debt aggregated $3.69 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until June 2026. We may refinance any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On March 15, 2024, we declared a quarterly cash dividend of $0.035 per share of common stock for the first quarter ended March 31, 2024, which was paid on April 15, 2024 to stockholders of record as of the close of business on March 28, 2024. This dividend policy, if continued, would require us to pay out approximately $8,400,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of March 31, 2024, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness, of which our share was $629,681,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2023, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2024. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of March 31, 2024, we have recorded a $10,041,000 asset and a $10,255,000 liability, which is included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheet.

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering. We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could be between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

Cash Flows

Cash and cash equivalents and restricted cash were $448,011,000 and $509,599,000 as of March 31, 2024 and December 31, 2023, respectively, and $510,975,000 and $449,817,000 as of March 31, 2023 and December 31, 2022, respectively. Cash and cash equivalents and restricted cash decreased by $61,588,000 for the three months ended March 31, 2024, and increased by $61,158,000 for the three months ended March 31, 2023. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$69,890	$57,968
Investing activities	(41,248)	(18,883)
Financing activities	(90,230)	22,073

Operating Activities

Three months ended March 31, 2024 – We generated $69,890,000 of cash from operating activities for the three months ended March 31, 2024, primarily from (i) $68,735,000 of net income (before $52,004,000 of non-cash adjustments) and (ii) $201,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $954,000 of net changes in operating assets and liabilities. Non-cash adjustments of $52,004,000 were primarily comprised of depreciation and amortization, non-cash gain on extinguishment of a tax liability related to our initial public offering, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Three months ended March 31, 2024 – We used $41,248,000 of cash for investing activities for the three months ended March 31, 2024, for (i) $39,344,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $1,904,000 for contributions of capital to an unconsolidated joint venture.

Three months ended March 31, 2023 – We used $18,883,000 of cash for investing activities for the three months ended March 31, 2023, for additions to real estate, which were comprised of spending for tenant improvements and other building improvements.

Financing Activities

Three months ended March 31, 2024 – We used $90,230,000 of cash for financing activities for the three months ended March 31, 2024, for (i) $975,000,000 for repayment of notes and mortgages payable in connection with the modification and extension of the One Market Plaza mortgage loan and $10,638,000 for payment of the related debt issuance costs, (ii) $8,360,000 for dividends and distributions to common stockholders and unitholders, (iii) $8,354,000 for distributions to noncontrolling interests in Fund X, (iv) $809,000 for distributions to noncontrolling interests in 1633 Broadway, and (v) $178,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (vi) $850,000,000 of proceeds from notes and mortgages payable in connection with the modification and extension of the One Market Plaza mortgage loan, (vii) $62,220,000 of contributions from noncontrolling interests in One Market Plaza and (viii) $889,000 of contributions from noncontrolling interests in Fund X.

Three months ended March 31, 2023 – We generated $22,073,000 of cash for financing activities for the three months ended March 31, 2023, primarily from (i) $49,748,000 of contributions from noncontrolling interests in consolidated real estate related funds and (ii) $283,000 of contributions from noncontrolling interests in consolidated joint ventures, partially offset by (iii) $18,026,000 for dividends and distributions to common stockholders and unitholders, (iv) $4,140,000 for distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, (v) $3,740,000 for distributions to noncontrolling interests in Fund X, (vi) $1,847,000 for the settlement of accounts payable in connection with repurchases of common shares in 2022 and (vii) $205,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

Non-GAAP Financial Measures

We use and present NOI, Same Store NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure. Other real estate companies may use different methodologies for calculating these measures, and accordingly, our presentation of these measures may not be comparable to other real estate companies. These non-GAAP measures should not be considered a substitute for, and should only be considered together with and as a supplement to, financial information presented in accordance with GAAP. In the first quarter of 2024, we updated our presentation of NOI, Cash NOI and Core FFO attributable to common stockholders to exclude the impact of Market Center and 111 Sutter Street, which we have designated as non-core assets. Accordingly, we have recast the presentation for all prior periods presented to reflect this change.

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$16,731	$(1,278)	$12,989	$5,020
Adjustments to arrive at NOI:
Fee income	(6,248)	-	-	(6,248)
Depreciation and amortization	61,114	41,294	18,570	1,250
General and administrative	16,634	-	-	16,634
Loss from real estate related fund investments	43	-	-	43
Loss (income) from unconsolidated joint ventures	1,346	1,686	302	(642)
NOI from unconsolidated joint ventures (1)	5,602	3,555	2,047	-
Interest and other income, net	(19,420)	(793)	(386)	(18,241)
Interest and debt expense	40,269	26,573	12,945	751
Income tax expense	347	8	5	334
Other, net	73	-	-	73
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,908)	(2,676)	(20,232)	-
Paramount's share of NOI	$93,583	$68,369	$26,240	$(1,026)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(3,387)	(3,909)	416	106
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,658)	(615)	(1,043)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	439	(112)	551	-
Paramount's share of Cash NOI	$88,977	$63,733	$26,164	$(920)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$8,314	$5,838	$13,087	$(10,611)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(4,557)	-	-	(4,557)
Depreciation and amortization	58,888	39,167	18,482	1,239
General and administrative	14,623	-	-	14,623
Income from real estate related fund investments	(3,550)	-	-	(3,550)
Loss from unconsolidated joint ventures	5,762	20	3,294	2,448
NOI from unconsolidated joint ventures (1)	5,305	3,363	1,943	(1)
Interest and other income, net	(2,925)	(442)	(434)	(2,049)
Interest and debt expense	36,459	23,122	12,582	755
Income tax expense	288	-	23	265
Other, net	306	-	-	306
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,712)	(2,623)	(20,089)	-
Paramount's share of NOI	$96,201	$68,445	$28,888	$(1,132)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of
unconsolidated joint ventures)	(7,904)	(3,024)	(5,202)	322
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,364)	(320)	(1,044)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	2,867	(155)	3,022	-
Paramount's share of Cash NOI	$89,800	$64,946	$25,664	$(810)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2024 and 2023. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2024 (1)	$93,583	$68,369	$26,240	$(1,026)
Non-same store adjustments:
Lease termination income	(944)	(944)	-	-
Other, net	1,304	278	-	1,026
Paramount's share of Same Store NOI for the
three months ended March 31, 2024	$93,943	$67,703	$26,240	$-

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2023 (1)	$96,201	$68,445	$28,888	$(1,132)
Non-same store adjustments:
Other, net	1,137	5	-	1,132
Paramount's share of Same Store NOI for the
three months ended March 31, 2023	$97,338	$68,450	$28,888	$-

% Decrease	(3.5%)	(1.1%)	(9.2%)

(1)
See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

	For the Three Months Ended March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2024 (1)	$88,977	$63,733	$26,164	$(920)
Non-same store adjustments:
Lease termination income	(944)	(944)	-	-
Other, net	1,198	278	-	920
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2024	$89,231	$63,067	$26,164	$-

	For the Three Months Ended March 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months
ended March 31, 2023 (1)	$89,800	$64,946	$25,664	$(810)
Non-same store adjustments:
Other, net	815	5	-	810
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2023	$90,615	$64,951	$25,664	$-

% (Decrease) increase	(1.5%)	(2.9%)	1.9%

(1)
See page 40 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

Funds from Operations (“FFO”) and Core Funds from Operations (“Core FFO”)

FFO is a supplemental measure of our performance. We present FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines FFO as net income or loss, calculated in accordance with GAAP, adjusted to exclude depreciation and amortization from real estate assets, impairment losses on certain real estate assets and gains or losses from the sale of certain real estate assets or from change in control of certain real estate assets, including our share of such adjustments of unconsolidated joint ventures. FFO is commonly used in the real estate industry to assist investors and analysts in comparing results of real estate companies because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. In addition, we present Core FFO as an alternative measure of our operating performance, which adjusts FFO for certain other items that we believe enhance the comparability of our FFO across periods. Core FFO, when applicable, excludes the impact of certain items, including, transaction related costs, realized and unrealized gains or losses on real estate related fund investments, unrealized gains or losses on interest rate swaps, severance costs, gains or losses on early extinguishment of debt and other non-core adjustments, in order to reflect the Core FFO of our real estate portfolio and operations. In future periods, we may also exclude other items from Core FFO that we believe may help investors compare our results.

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

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2024	2023
Reconciliation of net income to FFO and Core FFO:
Net income	$16,731	$8,314
Real estate depreciation and amortization (including our share of
unconsolidated joint ventures)	64,424	68,431
Amounts attributable to noncontrolling interests in consolidated joint
ventures and real estate related funds	(15,885)	(16,005)
FFO attributable to the Operating Partnership	65,270	60,740
Amounts attributable to noncontrolling interests in the Operating Partnership	(5,449)	(3,961)
FFO attributable to common stockholders	$59,821	$56,779
Per diluted share	$0.28	$0.26

FFO attributable to the Operating Partnership	$65,270	$60,740
Adjustments for non-core items:
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-
Non-core assets (1)	-	(1,616)
Other, net (primarily adjustments related to consolidated and unconsolidated joint ventures)	2,471	(647)
Core FFO attributable to the Operating Partnership	52,304	58,477
Amounts attributable to noncontrolling interests in the Operating Partnership	(4,366)	(3,814)
Core FFO attributable to common stockholders	$47,938	$54,663
Per diluted share	$0.22	$0.25

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,105,686	216,563,108
Effect of dilutive securities	80,723	53,912
Denominator for FFO and Core FFO per diluted share	217,186,409	216,617,020

(1)
Represents Market Center and 111 Sutter Street.

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2024.

Property	Rate	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$-	$500,000	$-	$-	$-	$500,000	$466,268
1301 Avenue of the Americas (1)	2.49%	-	-	500,000	-	-	-	500,000	501,844
300 Mission Street	4.50%	-	-	232,050	-	-	-	232,050	217,910
One Market Plaza	4.08%	-	-	-	850,000	-	-	850,000	804,091
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	997,950
Total Fixed Rate Debt	3.42%	$-	$-	$1,232,050	$850,000	$-	$1,250,000	$3,332,050	$2,988,063

Variable Rate Debt:
1301 Avenue of the Americas (2)	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$361,327
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$361,327

Total Consolidated Debt	3.88%	$-	$-	$1,592,050	$850,000	$-	$1,250,000	$3,692,050	$3,349,390

(1)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)
Represents variable rate loans, where SOFR has been capped at 4.50% through August 2024. See table below.

In addition to the above, our unconsolidated joint ventures had $1.75 billion of outstanding indebtedness as of March 31, 2024, of which our share was $629,681,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of March 31, 2024.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$8,553	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$8,553	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$946	$1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$946	$1,263

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of March 31, 2024			As of December 31, 2023
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	8.18%	$3,600	$360,000	8.18%
Fixed rate (1)	2,613,680	3.26%	-	2,674,930	3.27%
	$2,973,680	3.86%	$3,600	$3,034,930	3.86%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$105,693	7.46%	$1,057	$117,913	7.51%
Fixed rate	523,988	3.54%	-	511,025	3.32%
	$629,681	4.19%	$1,057	$628,938	4.11%

Noncontrolling interests' share of above			$(389)
Total change in annual net income			$4,268
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 44.

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

As of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2024, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

The following table summarizes our purchase of equity securities in the three months ended March 31, 2024.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Available for Future Purchased under the Plans or Programs (2)
January 2024	-		$-	-	$15,000,000
February 2024	36,835	(1)	4.84	-	15,000,000
March 2024	-		-	-	15,000,000

(1)
Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.
(2)
On November 5, 2019, we received authorization from our board of directors to repurchase up to $200,000,000 of our common stock, from time to time, in the open market or in privately negotiated transactions. As of December 31, 2023, we had repurchased a total of 24,183,768 common shares at a weighted average price of $7.65 per share, or $185,000,000 in the aggregate. We did not repurchase any shares in the three months ended March 31, 2024. The amount and timing of future repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.
Date:	May 1, 2024	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	May 1, 2024	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)