Form 10-Q
period 2024-06-30
Paramount Group, Inc.
filed 2024-07-31
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2024

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

As of July 15, 2024, there were 217,455,051 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2024	December 31, 2023
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,276,347	6,250,379
	8,242,584	8,216,616
Accumulated depreciation and amortization	(1,550,341)	(1,471,819)
Real estate, net	6,692,243	6,744,797
Cash and cash equivalents	307,461	428,208
Restricted cash	164,639	81,391
Accounts and other receivables	13,917	18,053
Real estate related fund investments	-	775
Investments in unconsolidated real estate related funds	4,536	4,549
Investments in unconsolidated joint ventures	130,087	132,239
Deferred rent receivable	353,769	351,209
Deferred charges, net of accumulated amortization of $85,450 and $82,265	105,812	108,751
Intangible assets, net of accumulated amortization of $165,208 and $194,536	57,612	68,005
Other assets	71,788	68,238
Total assets (1)	$7,901,864	$8,006,215

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $19,947 and $13,566	$3,672,103	$3,803,484
Revolving credit facility	-	-
Accounts payable and accrued expenses	110,789	114,463
Dividends and distributions payable	8,382	8,360
Intangible liabilities, net of accumulated amortization of $103,246 and $108,817	24,125	28,003
Other liabilities	30,802	37,017
Total liabilities (1)	3,846,201	3,991,327
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,455,051 and 217,366,089 shares in 2024 and 2023, respectively	2,173	2,173
Additional paid-in-capital	4,135,472	4,133,801
Earnings less than distributions	(957,285)	(943,935)
Accumulated other comprehensive income	1,553	11,246
Paramount Group, Inc. equity	3,181,913	3,203,285
Noncontrolling interests in:
Consolidated joint ventures	485,983	413,925
Consolidated real estate related funds	93,340	110,589
Operating Partnership (20,103,251 and 19,468,095 units outstanding)	294,427	287,089
Total equity	4,055,663	4,014,888
Total liabilities and equity	$7,901,864	$8,006,215

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.5% as of June 30, 2024. As of June 30, 2024, the assets and liabilities of the Operating Partnership include $3,838,250 and $2,392,177 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Rental revenue	$179,678	$165,506	$359,401	$347,219
Fee and other income	7,730	7,156	16,884	13,917
Total revenues	187,408	172,662	376,285	361,136
Expenses:
Operating	74,192	71,078	145,932	141,387
Depreciation and amortization	61,735	62,627	122,849	121,515
General and administrative	16,632	16,224	33,266	30,847
Transaction related costs	423	63	601	191
Total expenses	152,982	149,992	302,648	293,940
Other income (expense):
Loss from real estate related fund investments	(27)	(42,644)	(70)	(39,094)
(Loss) income from unconsolidated real estate related funds	(15)	32	90	(146)
Loss from unconsolidated joint ventures	(771)	(28,402)	(2,117)	(34,164)
Interest and other income, net	3,893	2,967	23,313	5,892
Interest and debt expense	(40,004)	(36,879)	(80,273)	(73,338)
(Loss) income before income taxes	(2,498)	(82,256)	14,580	(73,654)
Income tax expense	(362)	(573)	(709)	(861)
Net (loss) income	(2,860)	(82,829)	13,871	(74,515)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,269)	(5,351)	(11,475)	(10,992)
Consolidated real estate related funds	589	37,301	(173)	36,478
Operating Partnership	721	3,341	(177)	3,220
Net (loss) income attributable to common stockholders	$(7,819)	$(47,538)	$2,046	$(45,809)

(Loss) Income per Common Share - Basic:
(Loss) income per common share	$(0.04)	$(0.22)	$0.01	$(0.21)
Weighted average common shares outstanding	217,204,870	217,003,931	217,155,278	216,784,737

(Loss) Income per Common Share - Diluted:
(Loss) income per common share	$(0.04)	$(0.22)	$0.01	$(0.21)
Weighted average common shares outstanding	217,204,870	217,003,931	217,208,977	216,784,737

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net (loss) income	$(2,860)	$(82,829)	$13,871	$(74,515)
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(5,968)	(3,135)	(10,655)	(11,525)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(71)	1,394	72	(1,169)
Comprehensive (loss) income	(8,899)	(84,570)	3,288	(87,209)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,269)	(5,351)	(11,475)	(10,992)
Consolidated real estate related funds	589	37,301	(173)	36,478
Operating Partnership	1,233	3,455	713	4,049
Comprehensive loss attributable to common stockholders	$(13,346)	$(49,165)	$(7,647)	$(57,674)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of March 31, 2024	217,329	$2,173	$4,131,652	$(941,855)	$7,080	$480,542	$103,886	$295,183	$4,078,661
Net (loss) income	-	-	-	(7,819)	-	6,269	(589)	(721)	(2,860)
Common shares issued upon redemption of common units	76	-	1,117	-	-	-	-	(1,117)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	50	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,611)	-	-	-	(771)	(8,382)
Distributions to noncontrolling interests	-	-	-	-	-	(828)	(9,957)	-	(10,785)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(5,462)	-	-	(506)	(5,968)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(65)	-	-	(6)	(71)
Amortization of equity awards	-	-	240	-	-	-	-	4,828	5,068
Reallocation of noncontrolling interest	-	-	2,463	-	-	-	-	(2,463)	-
Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663

Balance as of March 31, 2023	217,212	$2,171	$4,181,983	$(659,641)	$38,058	$403,902	$220,206	$250,401	$4,437,080
Net (loss) income	-	-	-	(47,538)	-	5,351	(37,301)	(3,341)	(82,829)
Common shares issued upon redemption of common units	39	1	648	-	-	-	-	(649)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	55	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,606)	-	-	-	(582)	(8,188)
Contributions from noncontrolling interests	-	-	-	-	-	-	3,606	-	3,606
Distributions to noncontrolling interests	-	-	-	-	-	(1,606)	(2,523)	-	(4,129)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(2,929)	-	-	(206)	(3,135)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	1,302	-	-	92	1,394
Amortization of equity awards	-	-	300	-	-	-	-	3,914	4,214
Reallocation of noncontrolling interest	-	-	731	-	-	-	-	(731)	-
Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net income	-	-	-	2,046	-	11,475	173	177	13,871
Common shares issued upon redemption of common units	76	-	1,117	-	-	-	-	(1,117)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	13	-	-	(178)	-	-	-	-	(178)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,218)	-	-	-	(1,540)	(16,758)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(1,637)	(18,311)	-	(19,948)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(9,759)	-	-	(896)	(10,655)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	66	-	-	6	72
Amortization of equity awards	-	-	509	-	-	-	-	10,753	11,262
Reallocation of noncontrolling interest	-	-	45	-	-	-	-	(45)	-
Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663

Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(45,809)	-	10,992	(36,478)	(3,220)	(74,515)
Common shares issued upon redemption of common units	653	7	10,870	-	-	-	-	(10,877)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	94	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1125 per share and unit)	-	-	-	(24,440)	-	-	-	(1,858)	(26,298)
Contributions from noncontrolling interests	-	-	-	-	-	-	53,354	-	53,354
Distributions to noncontrolling interests	-	-	-	-	-	(5,463)	(6,263)	-	(11,726)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(10,771)	-	-	(754)	(11,525)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(1,094)	-	-	(75)	(1,169)
Amortization of equity awards	-	-	624	-	-	-	-	8,707	9,331
Reallocation of noncontrolling interest	-	-	(13,993)	-	-	-	-	13,993	-
Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$13,871	$(74,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122,849	121,515
Straight-lining of rental revenue	(3,318)	(245)
Amortization of stock-based compensation expense	11,262	9,331
Amortization of deferred financing costs	4,995	3,077
Loss from unconsolidated joint ventures	2,117	34,164
Distributions of earnings from unconsolidated joint ventures	217	208
Realized and unrealized losses on real estate related fund investments	775	46,803
(Income) loss from unconsolidated real estate related funds	(90)	146
Distributions of earnings from unconsolidated real estate related funds	103	72
Amortization of above and below-market leases, net	(2,972)	(2,484)
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-
Other non-cash adjustments	63	460
Changes in operating assets and liabilities:
Real estate related fund investments	-	(8,040)
Accounts and other receivables	4,136	10,174
Deferred charges	(1,166)	(3,402)
Other assets	(13,106)	9,081
Accounts payable and accrued expenses	3,184	(7,263)
Other liabilities	9,372	(1,026)
Net cash provided by operating activities	136,855	138,056

Cash Flows from Investing Activities:
Additions to real estate	(64,840)	(44,310)
Investments in and contributions of capital to unconsolidated joint ventures	(1,904)	(40,715)
Distribution of capital from an unconsolidated joint venture	1,792	-
Advances to a partner in One Steuart Lane	-	(35,715)
Repayment of advances by a partner in One Steuart Lane	-	38,935
Contributions of capital to unconsolidated real estate related funds	-	(2,077)
Net cash used in investing activities	(64,952)	(83,882)

Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	(975,000)	-
Proceeds from notes and mortgages payable	850,000	-
Debt issuance costs	(10,649)	-
Contributions from noncontrolling interests in consolidated joint ventures	62,220	-
Distributions to noncontrolling interests in consolidated joint ventures	(1,637)	(5,463)
Contributions from noncontrolling interests in consolidated real estate related funds	889	53,354
Distributions to noncontrolling interests in consolidated real estate related funds	(18,311)	(6,263)
Dividends paid to common stockholders	(15,216)	(33,660)
Distributions paid to common unitholders	(1,520)	(2,476)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(178)	(205)
Settlement of accounts payable in connection with repurchases of common shares	-	(1,847)
Net cash (used in) provided by financing activities	(109,402)	3,440

Net (decrease) increase in cash and cash equivalents and restricted cash	(37,499)	57,614
Cash and cash equivalents and restricted cash at beginning of period	509,599	449,817
Cash and cash equivalents and restricted cash at end of period	$472,100	$507,431

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$428,208	$408,905
Restricted cash at beginning of period	81,391	40,912
Cash and cash equivalents and restricted cash at beginning of period	$509,599	$449,817

Cash and cash equivalents at end of period	$307,461	$434,751
Restricted cash at end of period	164,639	72,680
Cash and cash equivalents and restricted cash at end of period	$472,100	$507,431

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$75,923	$68,892
Cash payments for income taxes, net of refunds	733	598

Non-Cash Transactions:
Dividends and distributions declared but not yet paid	$8,382	$8,188
Change in value of interest rate swaps and interest rate caps	(10,655)	(11,525)
Write-off of fully amortized and/or depreciated assets	28,645	20,229
Additions to real estate included in accounts payable and accrued expenses	7,052	12,715
Common shares issued upon redemption of common units	1,117	10,877

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.5% of, the Operating Partnership as of June 30, 2024.

As of June 30, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

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

In November 2023, the FASB issued ASU 2023-07, an update to ASC Topic 280, Segment Reporting. ASU 2023-07 enhances the segment reporting by requiring disclosures of (i) the significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, (ii) the composition of the other segment items, including the nature and type of the other segment items, and (iii) the title and position of the CODM. ASU 2023-07 is effective for our year ending December 31, 2024 and for our interim periods that begin on January 1, 2025, with early adoption permitted. We are evaluating the impact of ASU 2023-07 on our consolidated financial statements.

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

(UNAUDITED)

3.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real estate related fund investments on our consolidated balance sheets represent the investments of Paramount Group Real Estate Fund X, LP (“Fund X”), which invests in mezzanine loans. We are the general partner and investment manager of Fund X and own a 13.0% interest in the fund. The following table sets forth the details of income or loss from real estate related fund investments for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net investment (loss) income	$(27)	$3,048	$705	$7,709
Net realized losses	-	(1,224)	-	(1,224)
Net unrealized losses	-	(44,468)	(775)	(45,579)
Loss from real estate related fund investments	(27)	(42,644)	(70)	(39,094)
Less: noncontrolling interests in consolidated real estate related funds	24	37,390	74	34,573
(Loss) income from real estate related fund investments attributable to Paramount Group, Inc.	$(3)	$(5,254)	$4	$(4,521)

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

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of June 30, 2024, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of June 30, 2024 and December 31, 2023, our share of the investments in the unconsolidated real estate related funds was $4,536,000 and $4,549,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized loss of $15,000 and income of $32,000 during the three months ended June 30, 2024 and 2023, respectively, and income of $90,000 and loss of $146,000 during the six months ended June 30, 2024 and 2023, respectively, for our share of earnings, which is reflected as “(loss) income from unconsolidated real estate related funds” in our consolidated statements of income.

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

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2024	December 31, 2023
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center (1)	67.0%	-	-
55 Second Street (2)	44.1%	29,956	30,322
111 Sutter Street (1)	49.0%	-	-
1600 Broadway (2)	9.2%	8,429	8,646
60 Wall Street (3)	5.0%	272	-
One Steuart Lane (2)	35.0% (4)	88,050	89,949
Oder-Center, Germany (2)	9.5%	3,380	3,322
Investments in unconsolidated joint ventures		$130,087	$132,239

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net (Loss) Income:	2024	2023	2024	2023
712 Fifth Avenue (1)	$-	$-	$-	$-
Market Center (1)	-	(2,579)	-	(5,234)
55 Second Street (2)	(63)	(499)	(365)	(1,138)
111 Sutter Street (1)	-	-	-	-
1600 Broadway (2)	-	3	1	-
60 Wall Street (3)	56	(24,984)	(1,631)	(25,001)
One Steuart Lane (2)	(798)	(358)	(107)	(2,774)
Oder-Center, Germany (2)	34	15	(15)	(17)
Loss from unconsolidated joint ventures	$(771)	$(28,402)	$(2,117)	$(34,164)

(1)
At June 30, 2024, our basis in the joint ventures that own 712 Fifth Avenue, Market Center and 111 Sutter Street were negative. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.
(2)
As of June 30, 2024, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $460, $301, $567 and $4,098, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
In the second quarter of 2023, the joint venture recognized a $455,893 real estate impairment loss. Accordingly, we recognized a $24,734 impairment loss on our investment in 60 Wall Street. This impairment, together with our share of operating losses recognized in that quarter, reduced our investment balance below zero as of June 30, 2023. As a result, in the second quarter of 2023, we discontinued the equity method of accounting. In the first quarter of 2024, the mortgage loan was modified and the joint venture committed to fund the development costs related to the project. As a result, in the first quarter of 2024, we resumed the equity method of accounting and recognized all previously deferred losses.
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

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2024	December 31, 2023
Real estate, net	$1,572,781	$1,528,595
Cash and cash equivalents and restricted cash	170,257	167,355
Intangible assets, net	46,414	52,164
For-sale residential condominium units (1)	236,635	246,824
Other assets	84,642	84,179
Total assets	$2,110,729	$2,079,117

Notes and mortgages payable, net	$1,756,732	$1,744,706
Intangible liabilities, net	2,881	5,026
Other liabilities	115,390	98,462
Total liabilities	1,875,003	1,848,194
Equity	235,726	230,923
Total liabilities and equity	$2,110,729	$2,079,117

(Amounts in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Income Statements:	2024	2023	2024	2023
Revenues:
Rental revenue	$35,247	$40,385	$71,183	$80,606
Other income (2)	3,246	3,861	18,244	5,618
Total revenues	38,493	44,246	89,427	86,224

Expenses:
Operating (2)	23,921	24,990	56,360	49,691
Depreciation and amortization	12,606	17,713	25,768	35,478
Total expenses	36,527	42,703	82,128	85,169
Other income (expense):
Interest and other income	1,870	783	2,496	1,492
Interest and debt expense	(12,358)	(17,915)	(29,947)	(33,361)
Impairment loss	-	(455,893)	-	(455,893)
Loss before income taxes	(8,522)	(471,482)	(20,152)	(486,707)
Income tax expense	(9)	(19)	(25)	(30)
Net loss	$(8,531)	$(471,501)	$(20,177)	$(486,737)

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

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Intangible assets:
Gross amount	$222,820	$262,541
Accumulated amortization	(165,208)	(194,536)
	$57,612	$68,005
Intangible liabilities:
Gross amount	$127,371	$136,820
Accumulated amortization	(103,246)	(108,817)
	$24,125	$28,003

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Amortization of above and below-market leases, net (component of "rental revenue")	$1,632	$1,448	$2,972	$2,484
Amortization of acquired in-place leases (component of "depreciation and amortization")	4,340	4,262	9,100	9,071

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the six-month period from July 1, 2024 through December 31, 2024, and each of the five succeeding years commencing from January 1, 2025.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2024	$2,623	$6,847
2025	4,447	10,300
2026	2,926	7,069
2027	2,613	6,424
2028	2,533	6,345
2029	2,095	5,688

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

The following table summarizes our consolidated outstanding debt.

				Interest Rate
	Paramount	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Ownership	Date	Variable Rate	June 30, 2024	June 30, 2024	December 31, 2023
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	975,000

1301 Avenue of the Americas
	100.0%	Aug-2026	Fixed (1)	2.49%	500,000	500,000
	100.0%	Aug-2026	SOFR + 368 bps (2)	8.18%	360,000	360,000
				4.87%	860,000	860,000

31 West 52nd Street	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				3.88%	3,692,050	3,817,050
Less: unamortized deferred financing costs					(19,947)	(13,566)
Total notes and mortgages payable, net					$3,672,103	$3,803,484

$750 Million Revolving Credit Facility	100.0%	Mar-2026	SOFR + 135 bps	n/a	$-	$-

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

We entered into interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix LIBOR (subsequently replaced with SOFR, effective July 7, 2023) at 0.46% through August 2024. We also entered into interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap LIBOR at 2.00% which expired in August 2023. Upon expiration of these agreements, we entered into new interest rate cap agreements for the same notional amount to cap SOFR at 4.50% through August 2024. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized losses of $5,968,000 and $3,135,000 for the three months ended June 30, 2024 and 2023, respectively, and $10,655,000 and $11,525,000 for the six months ended June 30, 2024 and 2023, respectively, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive loss in our consolidated financial statements. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $2,598,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$2,533	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$2,533	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$306	$1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$306	$1,263

We have agreements with various derivative counterparties that contain provisions wherein a default on our indebtedness could be deemed a default on our derivative obligations, which would require us to settle our derivative obligations for cash. As of June 30, 2024, we did not have any obligations relating to our interest rate swaps or interest rate caps that contained such provisions.

9.
Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under our $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the six months ended June 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2024 and 2023, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(Amounts in thousands)	2024	2023		2024	2023
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$1,079	$5,489		$3,457	$4,450
Amounts reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(7,047)	(8,624)		(14,112)	(15,975)
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income	(71)	3,714	(2)	72	3,141	(2)
Amounts reclassified from accumulated other comprehensive income decreasing loss from unconsolidated joint ventures	-	(2,320)	(2)	-	(4,310)	(2)

(1)
Represents amounts related to interest rate swaps with an aggregate notional value of $500,000 and interest rate caps with an aggregate notional value of $360,000, which were designated as cash flow hedges.
(2)
Primarily represents amounts related to an interest rate swap with a notional value of $402,000, which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of June 30, 2024 and December 31, 2023, noncontrolling interests in our consolidated joint ventures aggregated $485,983,000 and $413,925,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our Residential Development Fund and Fund X. As of June 30, 2024 and December 31, 2023, the noncontrolling interests in our consolidated real estate related funds aggregated $93,340,000 and $110,589,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2024 and December 31, 2023, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $294,427,000 and $287,089,000, respectively, and a redemption value of $93,078,000 and $100,650,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.5% of, the Operating Partnership as of June 30, 2024. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2024 and December 31, 2023, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Real estate, net	$3,241,357	$3,284,532
Cash and cash equivalents and restricted cash	211,328	176,354
Accounts and other receivables	8,764	10,005
Real estate related fund investments	-	775
Investments in unconsolidated joint ventures	88,050	89,949
Deferred rent receivable	202,548	207,938
Deferred charges, net	41,580	45,190
Intangible assets, net	32,588	38,209
Other assets	12,035	7,374
Total VIE assets	$3,838,250	$3,860,326

Notes and mortgages payable, net	$2,317,687	$2,450,401
Accounts payable and accrued expenses	53,763	48,952
Intangible liabilities, net	14,803	17,180
Other liabilities	5,924	5,852
Total VIE liabilities	$2,392,177	$2,522,385

Unconsolidated VIEs

As of June 30, 2024, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Investments in unconsolidated real estate funds	$4,536	$4,549
Investment in unconsolidated joint venture	272	-
Asset management fees and other receivables	445	18
Maximum risk of loss	$5,253	$4,567

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$2,839	$-	$2,839	$-
Total assets	$2,839	$-	$2,839	$-

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$14,989	$-	$14,989	$-
Total assets	$14,989	$-	$14,989	$-

Real Estate Related Fund Investments

Real estate related fund investments are comprised of investments in mezzanine loans made by Fund X. The investments are measured at fair value on our consolidated balance sheets and are classified as Level 3. As of June 30, 2024 and December 31, 2023, the fair value of the investments was $0. The table below summarizes the changes in the fair value of real estate related fund investments for the three and six months ended June 30, 2023.

	For the Three Months Ended	For the Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2023
Beginning balance	$108,176	$105,369
Additional investments	4,122	8,040
Net realized losses	(1,224)	(1,224)
Net unrealized losses	(44,468)	(45,579)
Ending balance	$66,606	$66,606

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,358,584	$3,817,050	$3,517,549
Revolving credit facility	-	-	-	-
Total liabilities	$3,692,050	$3,358,584	$3,817,050	$3,517,549

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Rental revenue:
Fixed	$158,406	$148,961	$319,230	$314,824
Variable	21,272	16,545	40,171	32,395
Total rental revenue	$179,678	$165,506	$359,401	$347,219

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of June 30, 2024, for the six-month period from July 1, 2024 through December 31, 2024, and each of the five succeeding years and thereafter commencing January 1, 2025.

(Amounts in thousands)
2024	$305,413
2025	581,706
2026	508,678
2027	451,176
2028	448,710
2029	429,755
Thereafter	1,691,283
Total	$4,416,721

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Fee income:
Asset management	$2,317	$2,326	$4,622	$4,501
Property management	1,657	1,831	3,401	3,693
Acquisition, disposition, leasing and other	330	819	2,529	1,339
Total fee income	4,304	4,976	10,552	9,533
Other income (1)	3,426	2,180	6,332	4,384
Total fee and other income	$7,730	$7,156	$16,884	$13,917

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest income, net	$3,893	$2,967	$7,876	$5,892
Non-cash gain on extinguishment of IPO related tax liability	-	-	15,437	-
Total interest and other income, net	$3,893	$2,967	$23,313	$5,892

17.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest expense	$37,377	$35,340	$75,278	$70,261
Amortization of deferred financing costs	2,627	1,539	4,995	3,077
Total interest and debt expense	$40,004	$36,879	$80,273	$73,338

18.
Incentive Compensation

Stock-Based Compensation

On May 16, 2024, our shareholders approved the 2024 Equity Incentive Plan (the “2024 Plan”), which allows for a maximum of 24,778,731 shares to be issued under the plan. The 2024 Plan, which is scheduled to expire in March 2034, replaced our Amended and Restated 2014 Equity Incentive Plan. The 2024 Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP units, Performance-Based LTIP units, Time-Based Appreciation Only LTIP units and Performance-Based Appreciation Only LTIP units.

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $5,068,000 and $4,214,000 for the three months ended June 30, 2024 and 2023, respectively, and $11,262,000 and $9,331,000 for the six months ended June 30, 2024 and 2023, respectively, related to awards granted in prior periods.

Completion of the 2021 Performance-Based Awards Program (“2021 Performance Program”)

On December 31, 2023, the three-year performance measurement period for our 2021 Performance Program ended. On January 30, 2024, the Compensation Committee determined that only 24.2%, or 409,046 of the LTIP units that were granted under the 2021 Performance Program, were earned. Of the LTIP units that were earned, 204,727 units vested immediately on January 30, 2024 and the remaining 204,319 units are scheduled to vest on December 31, 2024. As of June 30, 2024, the 2021 Performance Program had $392,000 of unrecognized compensation cost, which will be amortized into expense over the remaining weighted-average service period of 0.5 years.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

19.
Earnings Per Share

The following table summarizes our net income or loss and the number of common shares used in the computation of basic and diluted income or loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to common stockholders	$(7,819)	$(47,538)	$2,046	$(45,809)
Earnings allocated to unvested participating securities	(7)	(10)	(14)	(30)
Numerator for (loss) income per common share - basic and diluted	$(7,826)	$(47,548)	$2,032	$(45,839)
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	217,205	217,004	217,155	216,785
Effect of dilutive stock-based compensation plans (1)	-	-	54	-
Denominator for diluted (loss) income per common share - weighted average shares	217,205	217,004	217,209	216,785

(Loss) income per common share - basic and diluted	$(0.04)	$(0.22)	$0.01	$(0.21)

(1)
The effect of dilutive securities excludes 22,168 and 17,517 weighted average share equivalents for the three months ended June 30, 2024 and 2023, respectively, and 22,058 and 17,427 weighted average share equivalents for the six months ended June 30, 2024 and 2023, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $190,000 and $266,000 for the three months ended June 30, 2024 and 2023, respectively, and $367,000 and $529,000 for the six months ended June 30, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of June 30, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $39,000 and $40,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,447,000 and $4,050,000 for the three months ended June 30, 2024 and 2023, respectively, and $8,810,000 and $7,703,000 for the six months ended June 30, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of June 30, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $1,717,000 and $2,552,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $122,000 and $63,000 for the three months ended June 30, 2024 and 2023, respectively, and $245,000 and $191,000 for the six months ended June 30, 2024 and 2023, respectively, in connection with this agreement. As of June 30, 2024 and December 31, 2023, we owed $110,000 and $102,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, who is a member of our board of directors, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. We recognized rental revenue of $70,000 and $69,000 for the three months ended June 30, 2024 and 2023, respectively, and $141,000 and $138,000 for the six months ended June 30, 2024 and 2023, respectively, pursuant to this lease.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. We recognized $29,000 and $31,000 for the three months ended June 30, 2024 and 2023, respectively, and $59,000 and $124,000 for the six months ended June 30, 2024 and 2023, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the Paramount Club at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. We incurred and paid Kramer Design $17,000 and $84,000 during the three months ended June 30, 2024 and 2023, respectively, and $42,000 and $84,000 during the six months ended June 30, 2024 and 2023, respectively, in connection with services rendered pursuant to this agreement.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.
Commitments and Contingencies

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to our buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities, as well as cybersecurity incidents. While we do carry commercial general liability insurance, property insurance, terrorism insurance and cybersecurity insurance, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of June 30, 2024, we have a $8,680,000 asset and a $8,849,000 liability, which are included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheets.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

22.
Segments

Our reportable segments are separated by region, based on the two regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$183,104	$113,482	$69,624	$(2)
Property-related operating expenses	(74,192)	(51,066)	(22,128)	(998)
NOI attributable to noncontrolling interests in consolidated joint ventures	(23,901)	(2,500)	(21,401)	-
NOI from unconsolidated joint ventures (1)	5,625	3,480	2,063	82
Paramount's share of NOI (2)	$90,636	$63,396	$28,158	$(918)

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$167,686	$106,837	$61,010	$(161)
Property-related operating expenses	(71,078)	(48,685)	(21,814)	(579)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,564)	(2,743)	(19,821)	-
NOI from unconsolidated joint ventures (1)	5,503	3,404	2,039	60
Paramount's share of NOI (2)	$79,547	$58,813	$21,414	$(680)

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$365,733	$231,286	$134,814	$(367)
Property-related operating expenses	(145,932)	(101,380)	(42,893)	(1,659)
NOI attributable to noncontrolling interests in consolidated joint ventures	(46,809)	(5,176)	(41,633)	-
NOI from unconsolidated joint ventures (1)	11,227	7,035	4,110	82
Paramount's share of NOI (2)	$184,219	$131,765	$54,398	$(1,944)

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$351,603	$224,063	$128,312	$(772)
Property-related operating expenses	(141,387)	(98,206)	(42,082)	(1,099)
NOI attributable to noncontrolling interests in consolidated joint ventures	(45,276)	(5,366)	(39,910)	-
NOI from unconsolidated joint ventures (1)	10,808	6,767	3,982	59
Paramount's share of NOI (2)	$175,748	$127,258	$50,302	$(1,812)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of Paramount's share of NOI to net (loss) income attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2024	2023	2024	2023
Paramount's share of NOI	$90,636	$79,547	$184,219	$175,748
NOI attributable to noncontrolling interests in consolidated joint ventures	23,901	22,564	46,809	45,276
Adjustments to arrive to net income (loss):
Fee income	4,304	4,976	10,552	9,533
Depreciation and amortization expense	(61,735)	(62,627)	(122,849)	(121,515)
General and administrative expenses	(16,632)	(16,224)	(33,266)	(30,847)
Loss from real estate related fund investments	(27)	(42,644)	(70)	(39,094)
Loss from unconsolidated joint ventures	(771)	(28,402)	(2,117)	(34,164)
NOI from unconsolidated joint ventures (1)	(5,625)	(5,503)	(11,227)	(10,808)
Interest and other income, net	3,893	2,967	23,313	5,892
Interest and debt expense	(40,004)	(36,879)	(80,273)	(73,338)
Other, net	(438)	(31)	(511)	(337)
(Loss) income before income taxes	(2,498)	(82,256)	14,580	(73,654)
Income tax expense	(362)	(573)	(709)	(861)
Net (loss) income	(2,860)	(82,829)	13,871	(74,515)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,269)	(5,351)	(11,475)	(10,992)
Consolidated real estate related funds	589	37,301	(173)	36,478
Operating Partnership	721	3,341	(177)	3,220
Net (loss) income attributable to common stockholders	$(7,819)	$(47,538)	$2,046	$(45,809)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2024	$7,901,864	$5,194,517	$2,343,561	$363,786
December 31, 2023	8,006,215	5,214,504	2,342,395	449,316

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.5% of, the Operating Partnership as of June 30, 2024.

As of June 30, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

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

Stock Repurchase Program

We currently have $15,000,000 of capacity under our $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the six months ended June 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended June 30, 2024

The following table presents the details on the leases signed during the three months ended June 30, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2024	Total	New York	San Francisco
Total square feet leased	198,505	177,858	20,647 (1)
Pro rata share of total square feet leased:	158,592	158,592	-
Initial rent (2)	$ 74.55	$ 74.55	$ -
Weighted average lease term (in years)	8.6	8.6	-

Tenant improvements and leasing commissions:
Per square foot	$ 110.56	$ 110.56	$ -
Per square foot per annum	$ 12.85	$ 12.85	$ -
Percentage of initial rent	17.2%	17.2%	-%

Rent concessions:
Average free rent period (in months)	11.0	11.0	-
Average free rent period per annum (in months)	1.3	1.3	-

Second generation space: (3)
Square feet	98,862	98,862	-
Cash basis:
Initial rent (2)	$ 71.28	$ 71.28	$ -
Prior escalated rent (4)	$ 70.60	$ 70.60	$ -
Percentage increase	1.0%	1.0%	-%
GAAP basis:
Straight-line rent	$ 68.45	$ 68.45	$ -
Prior straight-line rent	$ 70.86	$ 70.86	$ -
Percentage decrease	(3.4%)	(3.4%)	-%

(1)
Represents leases executed at Market Center and 111 Sutter Street, which are treated as non-core assets and accordingly excluded from the statistics below.
(2)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(4)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2024	86.3%	86.9%	84.2%
As of March 31, 2024	89.1%	90.1%	85.5%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended June 30, 2024

In the three months ended June 30, 2024, we leased 198,505 square feet, of which 177,858 square feet was leased in our same store portfolio. Of the 177,858 square feet leased, our share was 158,592 square feet that was leased at a weighted average initial rent of 74.55 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 280 basis points to 86.3% at June 30, 2024 from 89.1% at March 31, 2024. The decrease in same store leased occupancy and same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street in our New York portfolio.

Of the 198,505 square feet leased in the three months ended June 30, 2024, 98,862 square feet represented our share of second generation space for which rental rates increased by 1.0% on a cash basis and decreased by 3.4% on a GAAP basis. The weighted average lease term for leases signed during the three months was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $12.85 per square foot per annum, or 17.2% of initial rent.

New York

In the three months ended June 30, 2024, we leased 177,858 square feet in our New York portfolio, of which our share was 158,592 square feet that was leased at a weighted average initial rent of $74.55 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 320 basis points to 86.9% at June 30, 2024 from 90.1% at March 31, 2024. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street.

Of the 177,858 square feet leased in the three months ended June 30, 2024, 98,862 square feet represented second generation space for which rental rates increased by 1.0% on a cash basis and decreased by 3.4% on a GAAP basis. The weighted average lease term for leases signed during the three months was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $12.85 per square foot per annum, or 17.2% of initial rent.

San Francisco

In the three months ended June 30, 2024, we leased an aggregate of 20,647 square feet at Market Center and 111 Sutter Street in our San Francisco portfolio, which are treated as non-core assets and accordingly excluded from the statistics. This leasing activity, offset by lease expirations in the three months decreased same leased occupancy by 130 basis points to 84.2% at June 30, 2024 from 85.5% at March 31, 2024.

Leasing Results - Six Months Ended June 30, 2024

The following table presents the details on the leases signed during the six months ended June 30, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2024	Total	New York	San Francisco
Total square feet leased	475,222	294,862	180,360 (1)
Pro rata share of total square feet leased:	329,114	268,112	61,002
Initial rent (2)	$ 71.58	$ 72.39	$ 68.00
Weighted average lease term (in years)	8.3	9.7	1.8

Tenant improvements and leasing commissions:
Per square foot	$ 96.53	$ 117.29	$ 5.32
Per square foot per annum	$ 11.69	$ 12.05	$ 3.04
Percentage of initial rent	16.3%	16.6%	4.5%

Rent concessions:
Average free rent period (in months)	5.7	7.0	-
Average free rent period per annum (in months)	0.7	0.7	-

Second generation space: (3)
Square feet	193,837	132,835	61,002
Cash basis:
Initial rent (2)	$ 69.87	$ 70.73	$ 68.00
Prior escalated rent (4)	$ 70.95	$ 70.25	$ 72.48
Percentage (decrease) increase	(1.5%)	0.7%	(6.2%)
GAAP basis:
Straight-line rent	$ 67.54	$ 67.37	$ 67.91
Prior straight-line rent	$ 75.77 (5)	$ 69.23	$ 90.02 (5)
Percentage decrease	(10.9%) (5)	(2.7%)	(24.6%) (5)

(1)
Includes an aggregate of 42,034 square feet leased at Market Center and 111 Sutter Street, which are treated as non-core assets and accordingly excluded from the statistics below.
(2)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(4)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(5)
The rental rate decrease was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease would have been 2.8% for the total portfolio and 3.1% for San Francisco.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2024	86.3%	86.9%	84.2%
As of December 31, 2023	90.1%	90.2%	89.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Six Months Ended June 30, 2024

In the six months ended June 30, 2024, we leased 475,222 square feet, of which 433,188 was leased in our same store portfolio. Of the 433,188 square feet leased, our share was 329,114 square feet that was leased at a weighted average initial rent of $71.58 per square foot. This leasing activity, offset by lease expirations in the six months, decreased same store leased occupancy by 380 basis points to 86.3% at June 30, 2024 from 90.1% at December 31, 2023. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street in our New York portfolio.

Of the 475,222 square feet leased in the six months ended June 30, 2024, 193,837 square feet represented our share of second generation space for which rental rates decreased by 1.5% on a cash basis and 10.9% on a GAAP basis. The rental rate decrease of 10.9% on a GAAP basis was driven primarily by a below-market lease adjustment in our San Francisco portfolio that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been negative 2.8%. The weighted average lease term for leases signed during the six months was 8.3 years and weighted average tenant improvements and leasing commissions on these leases were $11.69 per square foot per annum, or 16.3% of initial rent.

New York

In the six months ended June 30, 2024, we leased 294,862 square feet in our New York portfolio, of which our share was 268,112 square feet that was leased at a weighted average initial rent of $72.39 per square foot. This leasing activity, offset by lease expirations in the six months, decreased same store leased occupancy by 330 basis points to 86.9% at June 30, 2024 from 90.2% at December 31, 2023.The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street.

Of the 294,862 square feet leased in the six months ended June 30, 2024, 132,835 square feet represented second generation space for which rental rates increased by 0.7% on a cash basis and decreased by 2.7% on a GAAP basis. The weighted average lease term for leases signed during the six months was 9.7 years and weighted average tenant improvements and leasing commissions on these leases were $12.05 per square foot per annum, or 16.6% of initial rent.

San Francisco

In the six months ended June 30, 2024, we leased 180,360 square feet in our San Francisco portfolio, of which 138,326 square feet was leased in our same store portfolio. Of the 138,326 square feet leased, our share was 61,002 square feet that was leased at a weighted average initial rent of $68.00 per square foot. This leasing activity, offset by lease expirations in the six months, decreased same store leased occupancy by 560 basis points to 84.2% at June 30, 2024 from 89.8% at December 31, 2023.

Of the 180,360 square feet leased in the six months, 61,002 square feet represented our share of second generation space for which rental rates decreased by 6.2% on a cash basis and 24.6% on a GAAP basis. The rental rate decrease of 24.6% on a GAAP basis was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been 3.1%. The weighted average lease term for leases signed during the six months was 1.8 years and weighted average tenant improvements and leasing commissions on these leases were $3.04 per square foot per annum, or 4.5% of initial rent.

Financial Results - Three Months Ended June 30, 2024 and 2023

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $7,819,000, or $0.04 per diluted share, for the three months ended June 30, 2024, compared to $47,538,000, or $0.22 per diluted share, for the three months ended June 30, 2023. Net loss attributable to common stockholders for the three months ended June 30, 2023, includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street.

Funds from Operations (“FFO”) attributable to common stockholders was $42,655,000, or $0.20 per diluted share, for the three months ended June 30, 2024, compared to $34,017,000, or $0.16 per diluted share, for the three months ended June 30, 2023. FFO attributable to common stockholders for the three months ended June 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street. FFO attributable to common stockholders for the three months ended June 30, 2024 and 2023 also includes the impact other of non-core items, which are listed in the table on page 55. While the aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the quarter ended June 30, 2024 by $773,000, it had no impact on FFO per diluted share. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the quarter ended June 30, 2023 by $3,098,000, or $0.01 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $43,428,000, or $0.20 per diluted share, for the three months ended June 30, 2024, compared to $37,115,000, or $0.17 per diluted share, for the three months ended June 30, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2024 versus June 30, 2023.

	Total	New York	San Francisco
Same Store NOI	(1.3%)	(0.9%)	(2.1%)
Same Store Cash NOI	0.1%	(5.9%)	14.3%

See pages 48-55 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2024 and 2023

Net Income, FFO and Core FFO

Net income attributable to common stockholders was $2,046,000, or $0.01 per diluted share, for the six months ended June 30, 2024, compared to net loss attributable to common stockholders of $45,809,000, or $0.21 per diluted share, for the six months ended June 30, 2023. Net income attributable to common stockholders for the six months ended June 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. Net loss attributable to the common stockholders for the six months ended June 30, 2023 includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street.

FFO attributable to common stockholders was $102,476,000, or $0.47 per diluted share, for the six months ended June 30, 2024, compared to $90,796,000, or $0.42 per diluted share, for the six months ended June 30, 2023. FFO attributable to common stockholders for the six months ended June 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the six months ended June 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street. FFO attributable to common stockholders for the six months ended June 30, 2024 and 2023 also includes the impact other of non-core items, which are listed in the table on page 55. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the six months ended June 30, 2024 by $11,110,000, or $0.05 per diluted share. While the aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2023 by $982,000, it had no impact on FFO per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $91,366,000, or $0.42 per diluted share, for the six months ended June 30, 2024, compared to $91,778,000, or $0.42 per diluted share, for the six months ended June 30, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2024 versus June 30, 2023.

	Total	New York	San Francisco
Same Store NOI	(2.4%)	(1.0%)	(5.6%)
Same Store Cash NOI	(0.7%)	(4.3%)	8.1%

See pages 48-55 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2024 and 2023

The following pages summarize our consolidated results of operations for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$179,678	$165,506	$14,172
Fee and other income	7,730	7,156	574
Total revenues	187,408	172,662	14,746
Expenses:
Operating	74,192	71,078	3,114
Depreciation and amortization	61,735	62,627	(892)
General and administrative	16,632	16,224	408
Transaction related costs	423	63	360
Total expenses	152,982	149,992	2,990
Other income (expense):
Loss from real estate related fund investments	(27)	(42,644)	42,617
(Loss) income from unconsolidated real estate related funds	(15)	32	(47)
Loss from unconsolidated joint ventures	(771)	(28,402)	27,631
Interest and other income, net	3,893	2,967	926
Interest and debt expense	(40,004)	(36,879)	(3,125)
Loss before income taxes	(2,498)	(82,256)	79,758
Income tax expense	(362)	(573)	211
Net loss	(2,860)	(82,829)	79,969
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,269)	(5,351)	(918)
Consolidated real estate related funds	589	37,301	(36,712)
Operating Partnership	721	3,341	(2,620)
Net loss attributable to common stockholders	$(7,819)	$(47,538)	$39,719

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $187,408,000 for the three months ended June 30, 2024, compared to $172,662,000 for the three months ended June 30, 2023, an increase of $14,746,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$1,790	$526		$1,264		$-
Non-cash write-offs of straight-line rent receivables	13,906	6,563	(1)	7,343	(1)	-
Lease termination income	(1,255)	(1,255)		-		-
Other, net	(269)	-		(19)		(250)
Increase (decrease) in rental revenue	$14,172	$5,834		$8,588		$(250)

Fee and other income
Fee income
Asset management	$(9)	$-		$-		$(9)
Property management	(174)	-		-		(174)
Acquisition, disposition, leasing and other	(489)	-		-		(489)
Decrease in fee income	(672)	-		-		(672)
Other income
Same store operations	1,246	811		26		409
Increase in other income	1,246	811		26		409
Increase (decrease) in fee and other income	$574	$811		$26		$(263)

Total increase (decrease) in revenues	$14,746	$6,645		$8,614		$(513)

(1)
Represents write-offs in the prior year related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $152,982,000 for the three months ended June 30, 2024, compared to $149,992,000 for the three months ended June 30, 2023, an increase of $2,990,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$2,695	$2,381	(1)	$314		$-
Other, net	419	-		-		419
Increase in operating	$3,114	$2,381		$314		$419

Depreciation and amortization
Operations	$(892)	$3,629	(2)	$(4,430)	(3)	$(91)
(Decrease) increase in depreciation and amortization	$(892)	$3,629		$(4,430)		$(91)

General and administrative
Operations	$408	$-		$-		$408	(4)
Increase in general and administrative	$408	$-		$-		$408

Increase in transaction related costs	$360	$-		$-		$360

Total increase (decrease) in expenses	$2,990	$6,010		$(4,116)		$1,096

(1)
Primarily due to higher real estate taxes.
(2)
Primarily due to a write-off of tenant improvements in the current year at 1633 Broadway.
(3)
Primarily due to a write-off of deferred leasing commissions in the prior year in connection with the surrendered JPMorgan Chase space at One Front Street.
(4)
Primarily due to higher stock-based compensation resulting from the Incentive and Retention Plan grants that were made in September 2023, partially offset by lower professional fees.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $27,000 for the three months ended June 30, 2024, compared to $42,644,000 for the three months ended June 30, 2023, a decrease in loss of $42,617,000. This loss in the prior year resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $15,000 for the three months ended June 30, 2024, compared to income from unconsolidated real estate related funds of $32,000 for the three months ended June 30, 2023, a decrease in income of $47,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments in the current year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $771,000 for the three months ended June 30, 2024, compared to $28,402,000 for the three months ended June 30, 2023, a decrease in loss of $27,631,000. This decrease resulted from:

(Amounts in thousands)
60 Wall Street (our share of an impairment loss recognized in 2023)	$24,734
Market Center (our share of net loss recognized in 2023)	2,579	(1)
Other, net	318
Total decrease in loss	$27,631

(1)
In the fourth quarter of 2023, we discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.

Interest and Other Income, net

Interest and other income, net was $3,893,000 for the three months ended June 30, 2024, compared to $2,967,000 for the three months ended June 30, 2023, an increase in income of $926,000. This increase resulted primarily from higher yields on short-term investments in the current year.

Interest and Debt Expense

Interest and debt expense was $40,004,000 for the three months ended June 30, 2024, compared to $36,879,000 for the three months ended June 30, 2023, an increase of $3,125,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas.

Income Tax Expense

Income tax expense was $362,000 for the three months ended June 30, 2024, compared to $573,000 for the three months ended June 30, 2023, a decrease of $211,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $6,269,000 for the three months ended June 30, 2024, compared to $5,351,000 for the three months ended June 30, 2023, a $918,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase in income resulted primarily from higher net income attributable to noncontrolling interests in 300 Mission Street.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $589,000 for the three months ended June 30, 2024, compared to $37,301,000 for the three months ended June 30, 2023, a decrease in net loss attributable to noncontrolling interests in consolidated real estate related funds of $36,712,000. This decrease in loss was primarily due to the noncontrolling interests’ share of the $45,658,000 unrealized loss on an investment in a mezzanine loan in the prior year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $721,000 for the three months ended June 30, 2024, compared to $3,341,000 for the three months ended June 30, 2023, a decrease in net loss allocated to noncontrolling interests of $2,620,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Results of Operations - Six Months Ended June 30, 2024 and 2023

The following pages summarize our consolidated results of operations for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$359,401	$347,219	$12,182
Fee and other income	16,884	13,917	2,967
Total revenues	376,285	361,136	15,149
Expenses:
Operating	145,932	141,387	4,545
Depreciation and amortization	122,849	121,515	1,334
General and administrative	33,266	30,847	2,419
Transaction related costs	601	191	410
Total expenses	302,648	293,940	8,708
Other income (expense):
Loss from real estate related fund investments	(70)	(39,094)	39,024
Income (loss) from unconsolidated real estate funds	90	(146)	236
Loss from unconsolidated joint ventures	(2,117)	(34,164)	32,047
Interest and other income, net	23,313	5,892	17,421
Interest and debt expense	(80,273)	(73,338)	(6,935)
Income (loss) before income taxes	14,580	(73,654)	88,234
Income tax expense	(709)	(861)	152
Net income (loss)	13,871	(74,515)	88,386
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(11,475)	(10,992)	(483)
Consolidated real estate related funds	(173)	36,478	(36,651)
Operating Partnership	(177)	3,220	(3,397)
Net income (loss) attributable to common stockholders	$2,046	$(45,809)	$47,855

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $376,285,000 for the six months ended June 30, 2024, compared to $361,136,000 for the six months ended June 30, 2023, an increase of $15,149,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(1,368)	$(69)		$(1,299)		$-
Non-cash write-offs of straight-line rent receivables	13,906	6,563	(1)	7,343	(1)	-
Lease termination income	(311)	(311)		-		-
Other, net	(45)	-		(19)		(26)
Increase (decrease) in rental revenue	$12,182	$6,183		$6,025		$(26)

Fee and other income
Fee income
Asset management	$121	$-		$-		$121
Property management	(292)	-		-		(292)
Acquisition, disposition, leasing and other	1,190	-		-		1,190
Increase in fee income	1,019	-		-		1,019
Other income
Same store operations	1,948	1,040		477		431
Increase in other income	1,948	1,040		477		431
Increase in fee and other income	$2,967	$1,040		$477		$1,450

Total increase in revenues	$15,149	$7,223		$6,502		$1,424

(1)
Represents write-offs in the prior year related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $302,648,000 for the six months ended June 30, 2024, compared to $293,940,000 for the six months ended June 30, 2023, an increase of $8,708,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$3,985	$3,174	(1)	$811		$-
Other, net	560	-		-		560
Increase in operating	$4,545	$3,174		$811		$560

Depreciation and amortization
Operations	$1,334	$5,756	(2)	$(4,342)	(3)	$(80)
Increase (decrease) in depreciation and amortization	$1,334	$5,756		$(4,342)		$(80)

General and administrative
Operations	$2,419	$-		$-		$2,419	(4)
Increase in general and administrative	$2,419	$-		$-		$2,419

Increase in transaction related costs	$410	$-		$-		$410

Total increase (decrease) in expenses	$8,708	$8,930		$(3,531)		$3,309

(1)
Primarily due to higher real estate taxes.
(2)
Primarily due to a write-off of tenant improvements in the current year at 1633 Broadway.
(3)
Primarily due to a write-off of deferred leasing commissions in the prior year in connection with the surrendered JPMorgan Chase space at One Front Street.
(4)
Primarily due to higher stock-based compensation resulting from the Incentive and Retention Plan grants that were made in September 2023.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $70,000 for the six months ended June 30, 2024, compared to $39,094,000 for the six months ended June 30, 2023, a decrease in loss of $39,024,000. This decrease resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment in the prior year.

Income (Loss) from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $90,000 for the six months ended June 30, 2024, compared to loss from unconsolidated real estate related funds of $146,000 for the six months ended June 30, 2023, a decrease in loss of $236,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments in the prior year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $2,117,000 for the six months ended June 30, 2024, compared to $34,164,000 for the six months ended June 30, 2023, a decrease in loss of $32,047,000. This decrease in loss resulted from:

(Amounts in thousands)
60 Wall Street (our share of an impairment loss recognized in 2023)	$24,734
Market Center (our share of net loss recognized in 2023)	5,234	(1)
Higher income from One Steuart Lane	2,667	(2)
Other, net	(588)
Total decrease in loss	$32,047

(1)
In the fourth quarter of 2023, we discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.
(2)
Primarily due to RDF’s share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $23,313,000 for the six months ended June 30, 2024, compared to $5,892,000 for the six months ended June 30, 2023, an increase in income of $17,421,000. This increase resulted from:

(Amounts in thousands)
Non-cash gain on extinguishment of IPO related transfer tax liability	$15,437
Other, net (primarily higher yields on short-term investments)	1,984
Total increase in income	$17,421

Interest and Debt Expense

Interest and debt expense was $80,273,000 for the six months ended June 30, 2024, compared to $73,338,000 for the six months ended June 30, 2023, an increase of $6,935,000. This increase resulted primarily from higher interest expense on the variable rate portion of our debt at 1301 Avenue of the Americas.

Income Tax Expense

Income tax expense was $709,000 for the six months ended June 30, 2024, compared to $861,000 for the six months ended June 30, 2023, a decrease of $152,000. This decrease resulted primarily from lower taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $11,475,000 for the six months ended June 30, 2024, compared to $10,992,000 for the six months ended June 30, 2023, a $483,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase in income resulted primarily from higher net income attributable to noncontrolling interests in 300 Mission Street.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $173,000 for the six months ended June 30, 2024, compared to net loss attributable to noncontrolling interests in consolidated real estate related funds of $36,478,000 for the six months ended June 30, 2023, a decrease in net loss attributable to noncontrolling interests in consolidated real estate related funds of $36,651,000. This decrease in loss resulted from the noncontrolling interests’ share of the $45,658,000 unrealized loss on an investment in a mezzanine loan in the prior year, partially offset by Residential Development Fund’s (“RDF”) share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Net (Income) Loss Attributable to Noncontrolling Interests in Operating Partnership

Net income attributable to noncontrolling interests in the Operating Partnership was $177,000 for the six months ended June 30, 2024, compared to net loss attributable to noncontrolling interests in the Operating Partnership of $3,220,000 for the six months ended June 30, 2023, an increase in net income allocated to noncontrolling interests of $3,397,000. This increase in income resulted from higher net income subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of June 30, 2024, we had $1.22 billion of liquidity comprised of $307,461,000 of cash and cash equivalents, $164,639,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

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

Consolidated Debt

As of June 30, 2024, our outstanding consolidated debt aggregated $3.69 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until June 2026. We may refinance any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

On June 14, 2024, we declared a quarterly cash dividend of $0.035 per share of common stock for the second quarter ended June 30, 2024, which was paid on July 15, 2024 to stockholders of record as of the close of business on June 28, 2024. This dividend policy, if continued, would require us to pay out approximately $8,400,000 each quarter to common stockholders and unitholders.

Off Balance Sheet Arrangements

As of June 30, 2024, our unconsolidated joint ventures had $1.76 billion of outstanding indebtedness, of which our share was $632,030,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under our $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the six months ended June 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Insurance

We carry commercial general liability coverage on our properties, with limits of liability customary within the industry. Similarly, we are insured against the risk of direct and indirect physical damage to our properties including coverage for perils such as floods, earthquakes and windstorms. Our policies also cover the loss of rental income during an estimated reconstruction period. Our policies reflect limits and deductibles customary in the industry and specific to our buildings and portfolio. We also obtain title insurance policies when acquiring new properties. We currently have coverage for losses incurred in connection with both domestic and foreign terrorist-related activities, as well as cybersecurity incidents. While we do carry commercial general liability insurance, property insurance, terrorism insurance and cybersecurity insurance, these policies include limits and terms we consider commercially reasonable. In addition, there are certain losses (including, but not limited to, losses arising from known environmental conditions or acts of war) that are not insured, in full or in part, because they are either uninsurable or the cost of insurance makes it, in our belief, economically impractical to maintain such coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, including litigation costs. We believe the policy specifications and insured limits are adequate given the relative risk of loss, the cost of the coverage and industry practice and, in consultation with our insurance advisors, we believe the properties in our portfolio are adequately insured.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of June 30, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of June 30, 2024, we have a $8,680,000 asset and a $8,849,000 liability, which are included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheets.

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

Cash Flows

Cash and cash equivalents and restricted cash were $472,100,000 and $509,599,000 as of June 30, 2024 and December 31, 2023, respectively, and $507,431,000 and $449,817,000 as of June 30, 2023 and December 31, 2022, respectively. Cash and cash equivalents and restricted cash decreased by $37,499,000 for the six months ended June 30, 2024, and increased by $57,614,000 for the six months ended June 30, 2023. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$136,855	$138,056
Investing activities	(64,952)	(83,882)
Financing activities	(109,402)	3,440

Operating Activities

Six months ended June 30, 2024 – We generated $136,855,000 of cash from operating activities for the six months ended June 30, 2024, primarily from (i) $134,115,000 of net income (before $120,244,000 of non-cash adjustments), (ii) $320,000 of distributions from unconsolidated joint ventures and real estate related funds, and (iii) $2,420,000 of net changes in operating assets and liabilities. Non-cash adjustments of $120,244,000 were primarily comprised of depreciation and amortization, non-cash gain on extinguishment of a tax liability related to our initial public offering, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Six months ended June 30, 2024 – We used $64,952,000 of cash for investing activities for the six months ended June 30, 2024, for (i) $64,840,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $1,904,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $1,792,000 for a distribution of capital from an unconsolidated joint venture.

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

Financing Activities

Six months ended June 30, 2024 – We used $109,402,000 of cash for financing activities for the six months ended June 30, 2024, primarily for (i) $975,000,000 for repayment of notes and mortgages payable in connection with the modification and extension of the One Market Plaza mortgage loan and $10,649,000 for payment of the related debt issuance costs, (ii) $16,736,000 for dividends and distributions to common stockholders and unitholders, (iii) $18,311,000 for distributions to noncontrolling interests in Fund X and RDF, (iv) $1,637,000 for distributions to noncontrolling interests in 1633 Broadway, and (v) $178,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (vi) $850,000,000 of proceeds from notes and mortgages payable in connection with the modification and extension of the One Market Plaza mortgage loan, (vii) $62,220,000 of contributions from noncontrolling interests in One Market Plaza and (viii) $889,000 of contributions from noncontrolling interests in Fund X.

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

Non-GAAP Financial Measures

We use and present NOI, Same Store NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure. Other real estate companies may use different methodologies for calculating these measures, and accordingly, our presentation of these measures may not be comparable to other real estate companies. These non-GAAP measures should not be considered a substitute for and should only be considered together with and as a supplement to, financial information presented in accordance with GAAP. In the first quarter of 2024, we updated our presentation of NOI, Cash NOI and Core FFO attributable to common stockholders to exclude the impact of Market Center and 111 Sutter Street, which we have designated as non-core assets. Accordingly, we have recast the presentation for all prior periods presented to reflect this change.

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(2,860)	$(4,941)	$16,268	$(14,187)
Adjustments to arrive at NOI:
Fee income	(4,304)	-	-	(4,304)
Depreciation and amortization	61,735	41,910	18,662	1,163
General and administrative	16,632	-	-	16,632
Loss from real estate related fund investments	27	-	-	27
Loss (income) from unconsolidated joint ventures	771	(56)	63	764
NOI from unconsolidated joint ventures (1)	5,625	3,480	2,063	82
Interest and other income, net	(3,893)	(1,031)	(295)	(2,567)
Interest and debt expense	40,004	26,526	12,719	759
Income tax expense	362	8	79	275
Other, net	438	-	-	438
Amounts attributable to noncontrolling interests in consolidated joint ventures	(23,901)	(2,500)	(21,401)	-
Paramount's share of NOI	$90,636	$63,396	$28,158	$(918)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(1,116)	(4,266)	3,327	(177)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,949)	(893)	(1,056)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(1,028)	(153)	(875)	-
Paramount's share of Cash NOI	$86,543	$58,084	$29,554	$(1,095)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(82,829)	$(28,032)	$653	$(55,450)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(4,976)	-	-	(4,976)
Depreciation and amortization	62,627	38,281	23,092	1,254
General and administrative	16,224	-	-	16,224
Income from real estate related fund investments	42,644	-	-	42,644
Loss from unconsolidated joint ventures	28,402	24,981	3,078	343
NOI from unconsolidated joint ventures (1)	5,503	3,404	2,039	60
Interest and other income, net	(2,967)	(519)	(210)	(2,238)
Interest and debt expense	36,879	23,436	12,684	759
Income tax expense (benefit)	573	5	(101)	669
Other, net	31	-	-	31
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,564)	(2,743)	(19,821)	-
Paramount's share of NOI	$79,547	$58,813	$21,414	$(680)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	7,342	5,110	2,494	(262)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,767)	(730)	(1,037)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	2,857	(137)	2,994	-
Paramount's share of Cash NOI	$87,979	$63,056	$25,865	$(942)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$13,871	$(6,219)	$29,257	$(9,167)
Adjustments to arrive at NOI:
Fee income	(10,552)	-	-	(10,552)
Depreciation and amortization	122,849	83,204	37,232	2,413
General and administrative	33,266	-	-	33,266
Loss from real estate related fund investments	70	-	-	70
Loss from unconsolidated joint ventures	2,117	1,630	365	122
NOI from unconsolidated joint ventures (1)	11,227	7,035	4,110	82
Interest and other income, net	(23,313)	(1,824)	(681)	(20,808)
Interest and debt expense	80,273	53,099	25,664	1,510
Income tax expense	709	16	84	609
Other, net	511	-	-	511
Amounts attributable to noncontrolling interests in consolidated joint ventures	(46,809)	(5,176)	(41,633)	-
Paramount's share of NOI	$184,219	$131,765	$54,398	$(1,944)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(4,503)	(8,175)	3,743	(71)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,607)	(1,508)	(2,099)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(589)	(265)	(324)	-
Paramount's share of Cash NOI	$175,520	$121,817	$55,718	$(2,015)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(74,515)	$(22,194)	$13,740	$(66,061)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(9,533)	-	-	(9,533)
Depreciation and amortization	121,515	77,448	41,574	2,493
General and administrative	30,847	-	-	30,847
Income from real estate related fund investments	39,094	-	-	39,094
Loss from unconsolidated joint ventures	34,164	25,001	6,372	2,791
NOI from unconsolidated joint ventures (1)	10,808	6,767	3,982	59
Interest and other income, net	(5,892)	(961)	(644)	(4,287)
Interest and debt expense	73,338	46,558	25,266	1,514
Income tax expense (benefit)	861	5	(78)	934
Other, net	337	-	-	337
Amounts attributable to noncontrolling interests in consolidated joint ventures	(45,276)	(5,366)	(39,910)	-
Paramount's share of NOI	$175,748	$127,258	$50,302	$(1,812)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(562)	2,086	(2,708)	60
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,131)	(1,050)	(2,081)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	5,724	(292)	6,016	-
Paramount's share of Cash NOI	$177,779	$128,002	$51,529	$(1,752)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and non-core assets (Market Center and 111 Sutter Street).

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2024 and 2023. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the three months ended
June 30, 2024 (1)	$90,636	$63,396		$28,158		$(918)
Non-same store adjustments:
Lease termination income	(1,029)	(1,029)		-		-
Other, net	1,299	372		9		918
Paramount's share of Same Store NOI for the
three months ended June 30, 2024	$90,906	$62,739		$28,167		$-

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the three months ended
June 30, 2023 (1)	$79,547	$58,813		$21,414		$(680)
Non-same store adjustments:
Lease termination income	(2,055)	(2,055)		-		-
Non-cash write-offs of straight-line receivables	13,906	6,563	(2)	7,343	(2)	-
Other, net	686	6		-		680
Paramount's share of Same Store NOI for the
three months ended June 30, 2023	$92,084	$63,327		$28,757		$-

% Decrease	(1.3%)	(0.9%)		(2.1%)

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

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
June 30, 2024 (1)	$86,543	$58,084	$29,554	$(1,095)
Non-same store adjustments:
Lease termination income	(1,029)	(1,029)	-	-
Other, net	1,476	372	9	1,095
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2024	$86,990	$57,427	$29,563	$-

	For the Three Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
June 30, 2023 (1)	$87,979	$63,056	$25,865	$(942)
Non-same store adjustments:
Lease termination income	(2,055)	(2,055)	-	-
Other, net	948	6	-	942
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2023	$86,872	$61,007	$25,865	$-

% Increase (decrease)	0.1%	(5.9%)	14.3%

(1)
See page 48 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the six months ended
June 30, 2024 (1)	$184,219	$131,765		$54,398		$(1,944)
Non-same store adjustments:
Lease termination income	(1,973)	(1,973)		-		-
Other, net	2,603	650		9		1,944
Paramount's share of Same Store NOI for the
six months ended June 30, 2024	$184,849	$130,442		$54,407		$-

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the six months ended
June 30, 2023 (1)	$175,748	$127,258		$50,302		$(1,812)
Non-same store adjustments:
Lease termination income	(2,055)	(2,055)		-		-
Non-cash write-offs of straight-line rent receivables	13,906	6,563	(2)	7,343	(2)	-
Other, net	1,823	11		-		1,812
Paramount's share of Same Store NOI for the
six months ended June 30, 2023	$189,422	$131,777		$57,645		$-

% Decrease	(2.4%)	(1.0%)		(5.6%)

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

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the six months ended
June 30, 2024 (1)	$175,520	$121,817	$55,718	$(2,015)
Non-same store adjustments:
Lease termination income	(1,973)	(1,973)	-	-
Other, net	2,674	650	9	2,015
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2024	$176,221	$120,494	$55,727	$-

	For the Six Months Ended June 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the six months ended
June 30, 2023 (1)	$177,779	$128,002	$51,529	$(1,752)
Non-same store adjustments:
Lease termination income	(2,055)	(2,055)	-	-
Other, net	1,763	11	-	1,752
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2023	$177,487	$125,958	$51,529	$-

% (Decrease) increase	(0.7%)	(4.3%)	8.1%

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

FFO and Core FFO are presented as supplemental financial measures and do not fully represent our operating performance. Neither FFO nor Core FFO is intended to be a measure of cash flow or liquidity. Please refer to our consolidated financial statements, prepared in accordance with GAAP, for purposes of evaluating our financial condition, results of operations and cash flows. The following table presents a reconciliation of net income or loss to FFO and Core FFO for the periods set forth below.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(2,860)	$(82,829)	$13,871	$(74,515)
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	65,035	72,096	129,459	140,527
Our share of a non-cash real estate impairment loss related to an unconsolidated joint venture	-	24,734	-	24,734
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(15,585)	22,406	(31,470)	6,401
FFO attributable to the Operating Partnership	46,590	36,407	111,860	97,147
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,935)	(2,390)	(9,384)	(6,351)
FFO attributable to common stockholders	$42,655	$34,017	$102,476	$90,796
Per diluted share	$0.20	$0.16	$0.47	$0.42

FFO attributable to the Operating Partnership	$46,590	$36,407	$111,860	$97,147
Adjustments for non-core items:
Non-cash gain on extinguishment of IPO related tax liability	-	-	(15,437)	-
Non-core assets (1)	-	(1,660)	-	(3,276)
Our share of realized and unrealized gains and losses from consolidated and unconsolidated real estate related funds	(692)	5,618	28	3,756
Other, net (primarily adjustments related to unconsolidated joint ventures)	1,537	(642)	3,288	573
Core FFO attributable to the Operating Partnership	47,435	39,723	99,739	98,200
Amounts attributable to noncontrolling interests in the Operating Partnership	(4,007)	(2,608)	(8,373)	(6,422)
Core FFO attributable to common stockholders	$43,428	$37,115	$91,366	$91,778
Per diluted share	$0.20	$0.17	$0.42	$0.42

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,204,870	217,003,931	217,155,278	216,784,737
Effect of dilutive securities	27,125	11,089	53,699	31,669
Denominator for FFO and Core FFO per diluted share	217,231,995	217,015,020	217,208,977	216,816,406

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2024.

Property	Rate	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$-	$500,000	$-	$-	$-	$500,000	$468,592
1301 Avenue of the Americas (1)	2.49%	-	-	500,000	-	-	-	500,000	502,501
300 Mission Street	4.50%	-	-	232,050	-	-	-	232,050	218,467
One Market Plaza	4.08%	-	-	-	850,000	-	-	850,000	807,621
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	999,602
Total Fixed Rate Debt	3.42%	$-	$-	$1,232,050	$850,000	$-	$1,250,000	$3,332,050	$2,996,783

Variable Rate Debt:
1301 Avenue of the Americas (2)	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$361,801
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	8.18%	$-	$-	$360,000	$-	$-	$-	$360,000	$361,801

Total Consolidated Debt	3.88%	$-	$-	$1,592,050	$850,000	$-	$1,250,000	$3,692,050	$3,358,584

(1)
Represents variable rate loans that have been fixed by interest rate swaps through August 2024. See table below.
(2)
Represents variable rate loans, where SOFR has been capped at 4.50% through August 2024. See table below.

In addition to the above, our unconsolidated joint ventures had $1.76 billion of outstanding indebtedness as of June 30, 2024, of which our share was $632,030,000.

The tables below provide additional details on our interest rate swaps and interest rate caps as of June 30, 2024.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$2,533	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$2,533	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$360,000	Aug-2023	Aug-2024	SOFR	4.50%	$306	$1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$306	$1,263

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of June 30, 2024			As of December 31, 2023
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$360,000	8.18%	$3,600	$360,000	8.18%
Fixed rate (1)	2,613,680	3.26%	-	2,674,930	3.27%
	$2,973,680	3.86%	$3,600	$3,034,930	3.86%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$107,595	7.46%	$1,076	$117,913	7.51%
Fixed rate	524,435	3.54%	-	511,025	3.32%
	$632,030	4.21%	$1,076	$628,938	4.11%

Noncontrolling interests' share of above			$(395)
Total change in annual net income			$4,281
Per diluted share			$0.02

(1)
Our fixed rate debt includes floating rate debt that has been swapped to fixed. See page 56.

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

As of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2024, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

We currently have $15,000,000 of capacity under our $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares under the stock repurchase program in the three and six months ended June 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	2024 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed with the SEC on May 17, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.
Date:	July 31, 2024	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	July 31, 2024	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)