Form 10-Q
period 2024-09-30
Paramount Group, Inc.
filed 2024-10-30
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2024

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

As of October 15, 2024, there were 217,518,587 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2024	December 31, 2023
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,290,976	6,250,379
	8,257,213	8,216,616
Accumulated depreciation and amortization	(1,596,069)	(1,471,819)
Real estate, net	6,661,144	6,744,797
Cash and cash equivalents	318,725	428,208
Restricted cash	173,510	81,391
Accounts and other receivables	18,662	18,053
Real estate related fund investments	-	775
Investments in unconsolidated real estate related funds	4,607	4,549
Investments in unconsolidated joint ventures	128,919	132,239
Deferred rent receivable	355,555	351,209
Deferred charges, net of accumulated amortization of $88,932 and $82,265	103,858	108,751
Intangible assets, net of accumulated amortization of $151,820 and $194,536	54,125	68,005
Other assets	71,847	68,238
Total assets (1)	$7,890,952	$8,006,215

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $17,683 and $13,566	$3,674,367	$3,803,484
Revolving credit facility	-	-
Accounts payable and accrued expenses	114,808	114,463
Dividends and distributions payable	-	8,360
Intangible liabilities, net of accumulated amortization of $103,154 and $108,817	22,465	28,003
Other liabilities	27,906	37,017
Total liabilities (1)	3,839,546	3,991,327
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,518,587 and 217,366,089 shares in 2024 and 2023, respectively	2,175	2,173
Additional paid-in-capital	4,140,427	4,133,801
Earnings less than distributions	(966,973)	(943,935)
Accumulated other comprehensive (loss) income	(1,762)	11,246
Paramount Group, Inc. equity	3,173,867	3,203,285
Noncontrolling interests in:
Consolidated joint ventures	492,135	413,925
Consolidated real estate related funds	92,759	110,589
Operating Partnership (20,038,028 and 19,468,095 units outstanding)	292,645	287,089
Total equity	4,051,406	4,014,888
Total liabilities and equity	$7,890,952	$8,006,215

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.6% as of September 30, 2024. As of September 30, 2024, the assets and liabilities of the Operating Partnership include $3,847,438 and $2,397,092 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenues:
Rental revenue	$184,235	$182,515	$543,636	$529,734
Fee and other income	10,664	6,666	27,548	20,583
Total revenues	194,899	189,181	571,184	550,317
Expenses:
Operating	80,316	75,502	226,248	216,889
Depreciation and amortization	60,071	60,263	182,920	181,778
General and administrative	16,672	15,460	49,938	46,307
Transaction related costs	242	132	843	323
Total expenses	157,301	151,357	459,949	445,297
Other income (expense):
(Loss) income from real estate related fund investments	(22)	2,060	(92)	(37,034)
Income (loss) from unconsolidated real estate related funds	109	(721)	199	(867)
Loss from unconsolidated joint ventures	(981)	(28,974)	(3,098)	(63,138)
Interest and other income, net	3,517	4,115	26,830	10,007
Interest and debt expense	(43,805)	(39,102)	(124,078)	(112,440)
(Loss) income before income taxes	(3,584)	(24,798)	10,996	(98,452)
Income tax expense	(619)	(263)	(1,328)	(1,124)
Net (loss) income	(4,203)	(25,061)	9,668	(99,576)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,959)	(4,887)	(18,434)	(15,879)
Consolidated real estate related funds	581	20,934	408	57,412
Operating Partnership	893	629	716	3,849
Net loss attributable to common stockholders	$(9,688)	$(8,385)	$(7,642)	$(54,194)

Loss per Common Share - Basic:
Loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.25)
Weighted average common shares outstanding	217,314,706	217,043,022	217,208,809	216,871,778

Loss per Common Share - Diluted:
Loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.25)
Weighted average common shares outstanding	217,314,706	217,043,022	217,208,809	216,871,778

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net (loss) income	$(4,203)	$(25,061)	$9,668	$(99,576)
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(3,586)	(6,105)	(14,241)	(17,630)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	(34)	(1,534)	38	(2,703)
Comprehensive loss	(7,823)	(32,700)	(4,535)	(119,909)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,959)	(4,887)	(18,434)	(15,879)
Consolidated real estate related funds	581	20,934	408	57,412
Operating Partnership	1,198	1,162	1,911	5,211
Comprehensive loss attributable to common stockholders	$(13,003)	$(15,491)	$(20,650)	$(73,165)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Related Funds	Partnership	Equity
Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663
Net (loss) income	-	-	-	(9,688)	-	6,959	(581)	(893)	(4,203)
Common shares issued upon redemption of common units	66	2	954	-	-	-	-	(956)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(2)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(807)	-	-	(807)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(3,285)	-	-	(301)	(3,586)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(30)	-	-	(4)	(34)
Amortization of equity awards	-	-	239	-	-	-	-	4,134	4,373
Reallocation of noncontrolling interest	-	-	3,762	-	-	-	-	(3,762)	-
Balance as of September 30, 2024	217,519	$2,175	$4,140,427	$(966,973)	$(1,762)	$492,135	$92,759	$292,645	$4,051,406

Balance as of June 30, 2023	217,306	$2,172	$4,183,662	$(714,785)	$36,431	$407,647	$183,988	$248,898	$4,348,013
Net (loss) income	-	-	-	(8,385)	-	4,887	(20,934)	(629)	(25,061)
Common shares issued upon redemption of common units	50	-	793	-	-	-	-	(793)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(2)	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,607)	-	-	-	(750)	(8,357)
Contributions from noncontrolling interests	-	-	-	-	-	-	1,458	-	1,458
Distributions to noncontrolling interests	-	-	-	-	-	(1,590)	(1,539)	-	(3,129)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(5,679)	-	-	(426)	(6,105)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(1,427)	-	-	(107)	(1,534)
Amortization of equity awards	-	-	299	-	-	-	-	4,381	4,680
Reallocation of noncontrolling interest	-	-	(56,262)	-	-	-	-	56,262	-
Balance as of September 30, 2023	217,354	$2,172	$4,128,492	$(730,777)	$29,325	$410,944	$162,973	$306,836	$4,309,965

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net (loss) income	-	-	-	(7,642)	-	18,434	(408)	(716)	9,668
Common shares issued upon redemption of common units	142	2	2,071	-	-	-	-	(2,073)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	11	-	-	(178)	-	-	-	-	(178)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,218)	-	-	-	(1,540)	(16,758)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(2,444)	(18,311)	-	(20,755)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(13,044)	-	-	(1,197)	(14,241)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	36	-	-	2	38
Amortization of equity awards	-	-	748	-	-	-	-	14,887	15,635
Reallocation of noncontrolling interest	-	-	3,807	-	-	-	-	(3,807)	-
Balance as of September 30, 2024	217,519	$2,175	$4,140,427	$(966,973)	$(1,762)	$492,135	$92,759	$292,645	$4,051,406

Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(54,194)	-	15,879	(57,412)	(3,849)	(99,576)
Common shares issued upon redemption of common units	703	7	11,663	-	-	-	-	(11,670)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	92	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1475 per share and unit)	-	-	-	(32,047)	-	-	-	(2,608)	(34,655)
Contributions from noncontrolling interests	-	-	-	-	-	-	54,812	-	54,812
Distributions to noncontrolling interests	-	-	-	-	-	(7,053)	(7,802)	-	(14,855)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(16,450)	-	-	(1,180)	(17,630)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(2,521)	-	-	(182)	(2,703)
Amortization of equity awards	-	-	923	-	-	-	-	13,088	14,011
Reallocation of noncontrolling interest	-	-	(70,255)	-	-	-	-	70,255	-
Balance as of September 30, 2023	217,354	$2,172	$4,128,492	$(730,777)	$29,325	$410,944	$162,973	$306,836	$4,309,965

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$9,668	$(99,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	182,920	181,778
Straight-lining of rental revenue	(5,300)	(1,305)
Amortization of stock-based compensation expense	15,635	14,011
Amortization of deferred financing costs	7,622	4,630
Loss from unconsolidated joint ventures	3,098	63,138
Distributions of earnings from unconsolidated joint ventures	372	354
Realized and unrealized losses on real estate related fund investments	775	46,775
(Income) loss from unconsolidated real estate related funds	(199)	867
Distributions of earnings from unconsolidated real estate related funds	141	84
Amortization of above and below-market leases, net	(4,351)	(3,929)
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-
Other non-cash adjustments	180	526
Changes in operating assets and liabilities:
Real estate related fund investments	-	(9,631)
Accounts and other receivables	(609)	9,526
Deferred charges	(7,163)	(5,874)
Other assets	(26,340)	(19,734)
Accounts payable and accrued expenses	9,079	(9,738)
Other liabilities	6,479	3,695
Net cash provided by operating activities	176,570	175,597

Cash Flows from Investing Activities:
Additions to real estate	(85,231)	(67,373)
Proceeds from repayment of a mezzanine loan investment	10,000	-
Investments in and contributions of capital to unconsolidated joint ventures	(1,904)	(40,715)
Distribution of capital from an unconsolidated joint venture	1,792	-
Advances to a partner in One Steuart Lane	-	(35,715)
Repayment of advances by a partner in One Steuart Lane	-	38,935
Contributions of capital to unconsolidated real estate related funds	-	(2,077)
Net cash used in investing activities	(75,343)	(106,945)

Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	(975,000)	(273,000)
Proceeds from notes and mortgages payable	850,000	232,050
Debt issuance costs	(10,649)	(576)
Contributions from noncontrolling interests in consolidated joint ventures	62,220	-
Distributions to noncontrolling interests in consolidated joint ventures	(2,444)	(7,053)
Contributions from noncontrolling interests in consolidated real estate related funds	889	54,812
Distributions to noncontrolling interests in consolidated real estate related funds	(18,311)	(7,802)
Dividends paid to common stockholders	(22,826)	(41,267)
Distributions paid to common unitholders	(2,292)	(3,058)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(178)	(205)
Settlement of accounts payable in connection with repurchases of common shares	-	(1,847)
Net cash used in financing activities	$(118,591)	$(47,946)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Net (decrease) increase in cash and cash equivalents and restricted cash	$(17,364)	$20,706
Cash and cash equivalents and restricted cash at beginning of period	509,599	449,817
Cash and cash equivalents and restricted cash at end of period	$492,235	$470,523

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$428,208	$408,905
Restricted cash at beginning of period	81,391	40,912
Cash and cash equivalents and restricted cash at beginning of period	$509,599	$449,817

Cash and cash equivalents at end of period	$318,725	$399,631
Restricted cash at end of period	173,510	70,892
Cash and cash equivalents and restricted cash at end of period	$492,235	$470,523

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$116,298	$106,633
Cash payments for income taxes, net of refunds	1,036	723

Non-Cash Transactions:
Write-off of fully amortized and/or depreciated assets	$35,875	$22,274
Change in value of interest rate swaps and interest rate caps	(14,241)	(17,630)
Additions to real estate included in accounts payable and accrued expenses	9,240	10,165
Common shares issued upon redemption of common units	2,073	11,670
Dividends and distributions declared but not yet paid	-	8,357

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of September 30, 2024.

As of September 30, 2024, we own and/or manage a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

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

In November 2023, the FASB issued ASU 2023-07, an update to ASC Topic 280, Segment Reporting. ASU 2023-07 enhances the segment reporting by requiring disclosures of (i) the significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, (ii) the composition of the other segment items, including the nature and type of the other segment items, and (iii) the title and position of the CODM. ASU 2023-07 is effective for our year ending December 31, 2024 and for our interim periods that begin on January 1, 2025, with early adoption permitted. While we do not believe the adoption of ASU 2023-07 will have a material impact on our consolidated financial statements, it may result in additional disclosures on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, an update to ASC Topic 740, Income Taxes. ASU 2023-09 enhances income tax disclosures by expanding the effective tax rate reconciliation and requiring disaggregated income tax information by jurisdictions. ASU 2023-09 is effective for fiscal years that begin after December 15, 2024, with early adoption permitted. We are evaluating the impact of ASU 2023-09 on our consolidated financial statements.

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

(UNAUDITED)

3.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

Real estate related fund investments on our consolidated balance sheets represent the investments of Paramount Group Real Estate Fund X, LP (“Fund X”), which invests in mezzanine loans. We are the general partner and investment manager of Fund X and own a 13.0% interest in the fund. The following table sets forth the details of income or loss from real estate related fund investments for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net investment (loss) income	$(22)	$2,032	$683	$9,741
Net realized losses	-	-	-	(1,224)
Net unrealized income (losses)	-	28	(775)	(45,551)
(Loss) income from real estate related fund investments	(22)	2,060	(92)	(37,034)
Less: noncontrolling interests in consolidated real estate related funds	19	(1,517)	93	33,056
(Loss) income from real estate related fund investments attributable to Paramount Group, Inc.	$(3)	$543	$1	$(3,978)

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

4.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), which invests in real estate and related investments. As of September 30, 2024, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of September 30, 2024 and December 31, 2023, our share of the investments in the unconsolidated real estate related funds was $4,607,000 and $4,549,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized income of $109,000 and $199,000 during the three and nine months ended September 30, 2024, respectively, and loss of $721,000 and $867,000 during the three and nine months ended September 30, 2023, respectively, for our share of earnings, which is reflected as “ income (loss) from unconsolidated real estate related funds” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Joint Ventures

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture plans to redevelop the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 non-recourse mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

On August 13, 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, defaulted on the $416,544,000 non-recourse mortgage loan securing the property. The loan bears interest at SOFR plus 161 basis points and is scheduled to mature in January 2025.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2024	December 31, 2023
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center (1)	67.0%	-	-
55 Second Street (2)	44.1%	29,731	30,322
111 Sutter Street (1)	49.0%	-	-
1600 Broadway (2)	9.2%	8,274	8,646
60 Wall Street (3)	5.0%	327	-
One Steuart Lane (2)	35.0% (4)	87,329	89,949
Oder-Center, Germany (2)	9.5%	3,258	3,322
Investments in unconsolidated joint ventures		$128,919	$132,239

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Our Share of Net (Loss) Income:	2024	2023		2024	2023
712 Fifth Avenue (1)	$-	$-		$-	$-
Market Center (1)	-	(3,248)		-	(8,482)
55 Second Street (2)	(225)	(642)		(590)	(1,780)
111 Sutter Street (1)	-	-		-	-
1600 Broadway (2)	-	1		1	1
60 Wall Street (3)	55	-		(1,576)	(25,001)
One Steuart Lane (2)	(721)	(25,037)	(5)	(828)	(27,811)	(5)
Oder-Center, Germany (2)	(90)	(48)		(105)	(65)
Loss from unconsolidated joint ventures	$(981)	$(28,974)		$(3,098)	$(63,138)

(1)
At September 30, 2024, our basis in the joint ventures that own 712 Fifth Avenue, Market Center and 111 Sutter Street were negative. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.
(2)
As of September 30, 2024, the carrying amount of our investments in 55 Second Street, 1600 Broadway, One Steuart Lane and Oder-Center, Germany was greater than our share of equity in these investments by $457, $300, $564 and $4,033, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(3)
In the second quarter of 2023, the joint venture recognized a $455,893 real estate impairment loss. Accordingly, we recognized a $24,734 impairment loss on our investment in 60 Wall Street. This impairment, together with our share of operating losses recognized in that quarter, reduced our investment balance below zero as of June 30, 2023. As a result, in the second quarter of 2023, we discontinued the equity method of accounting. In the first quarter of 2024, the non-recourse mortgage loan was modified and the joint venture committed to fund the development costs related to the project. As a result, in the first quarter of 2024, we resumed the equity method of accounting and recognized all previously deferred losses.
(4)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(5)
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

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2024	December 31, 2023
Real estate, net	$1,606,587	$1,528,595
Cash and cash equivalents and restricted cash	157,328	167,355
Intangible assets, net	43,829	52,164
For-sale residential condominium units (1)	235,366	246,824
Deferred rent receivable	40,215	35,448
Other assets	43,852	48,731
Total assets	$2,127,177	$2,079,117

Notes and mortgages payable, net	$1,770,748	$1,744,706
Accounts payable and accrued expenses	61,749	92,770
Intangible liabilities, net	1,940	5,026
Other liabilities	74,602	5,692
Total liabilities	1,909,039	1,848,194
Equity	218,138	230,923
Total liabilities and equity	$2,127,177	$2,079,117

	For the Three Months Ended			For the Nine Months Ended
(Amounts in thousands)	September 30,			September 30,
Income Statements:	2024	2023		2024	2023
Revenues:
Rental revenue	$35,374	$38,629		$106,557	$119,235
Other income (2)	2,188	874		20,432	6,492
Total revenues	37,562	39,503		126,989	125,727

Expenses:
Operating (2)	23,985	92,348	(3)	80,345	142,039	(3)
Depreciation and amortization	12,464	16,863		38,232	52,341
Total expenses	36,449	109,211		118,577	194,380
Other income (expense):
Interest and other income	1,855	734		4,351	2,226
Interest and debt expense	(14,782)	(19,895)		(44,729)	(53,256)
Gain on settlement of interest rate swap	2,498	-		2,498	-
Real estate impairment loss	-	-		-	(455,893)	(4)
Loss before income taxes	(9,316)	(88,869)		(29,468)	(575,576)
Income tax expense	(1)	(2)		(26)	(32)
Net loss	$(9,317)	$(88,871)		$(29,494)	$(575,608)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.
(3)
Includes $68,407 of impairment losses related to condominium units at One Steuart Lane, of which RDF’s share was $23,942. See note 5 on page 13.
(4)
Represents real estate impairment loss related to 60 Wall Street, of which our share was $24,734. See note 3 on page 13.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Intangible assets:
Gross amount	$205,945	$262,541
Accumulated amortization	(151,820)	(194,536)
	$54,125	$68,005
Intangible liabilities:
Gross amount	$125,619	$136,820
Accumulated amortization	(103,154)	(108,817)
	$22,465	$28,003

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Amortization of above and below-market leases, net (component of "rental revenue")	$1,379	$1,445	$4,351	$3,929
Amortization of acquired in-place leases (component of "depreciation and amortization")	2,970	4,635	12,070	13,706

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the three-month period from October 1, 2024 through December 31, 2024, and each of the five succeeding years commencing from January 1, 2025.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2024	$1,318	$3,256
2025	4,350	10,070
2026	2,977	7,190
2027	2,665	6,546
2028	2,584	6,467
2029	2,146	5,810

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Debt

On February 1, 2024, we, together with our joint venture partner, modified and extended the existing non-recourse mortgage loan at One Market Plaza, a 1.6 million square-foot two-building trophy asset in San Francisco, California. The existing $975,000,000 loan, which bore interest at a fixed rate of 4.03%, was scheduled to mature on February 6, 2024. In connection with the modification, the loan balance was reduced to $850,000,000, following a $125,000,000 paydown by the joint venture, of which our 49.0% share was $61,250,000. The modified loan bears interest at a fixed rate of 4.08%, matures in February 2027 and has an option to extend for an additional year, subject to certain conditions.

The following table summarizes our consolidated outstanding debt.

				Interest Rate
	Paramount	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Ownership	Date	Variable Rate	September 30, 2024	September 30, 2024	December 31, 2023
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	975,000

1301 Avenue of the Americas	100.0%	Aug-2026	SOFR + 277 bps (1)	6.27%	860,000	860,000

31 West 52nd Street	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				4.21%	3,692,050	3,817,050
Less: unamortized deferred financing costs					(17,683)	(13,566)
Total notes and mortgages payable, net					$3,674,367	$3,803,484

$750 Million Revolving Credit Facility	100.0%	Mar-2026	SOFR + 135 bps	n/a	$-	$-

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See Note 8, Derivative Instruments and Hedging Activities.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Derivative Instruments and Hedging Activities

Prior to August 2024, we had interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix SOFR at 0.49% through August 2024. We also had interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap SOFR at 4.50% through August 2024. In August 2024, upon the expiration of these agreements, we entered into new interest rate cap agreements with an aggregate notional amount of $860,000,000 to cap SOFR at 3.50% through August 2025. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized losses of $3,586,000 and $6,105,000 for the three months ended September 30, 2024 and 2023, respectively, and $14,241,000 and $17,630,000 for the nine months ended September 30, 2024 and 2023, respectively, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive loss in our consolidated financial statements. See Note 10, Accumulated Other Comprehensive (Loss) Income. During the next twelve months, we estimate that $2,128,000 of the amounts to be recognized in accumulated other comprehensive (loss) income will be reclassified as an increase to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$-	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$-	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$4,342	$-
1301 Avenue of the Americas	360,000	Aug-2023	Aug-2024	SOFR	4.50%	-	1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$4,342	$1,263

9.
Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the nine months ended September 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2024 and 2023, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2024	2023		2024	2023
Amount of (loss) income related to the cash flow hedges recognized in other comprehensive loss (1)	$(876)	$1,804		$1,008	$6,254
Amounts reclassified from accumulated other comprehensive (loss) income decreasing interest and debt expense (1)	(2,710)	(7,909)		(15,249)	(23,884)
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive loss	(34)	1,055	(2)	38	4,196	(2)
Amounts reclassified from accumulated other comprehensive (loss) income decreasing loss from unconsolidated joint ventures	-	(2,589)	(2)	-	(6,899)	(2)

(1)
Represents amounts related to interest rate caps and interest rate swaps which were designated as cash flow hedges.
(2)
Primarily represents amounts related to our share of an unconsolidated joint venture’s interest rate swap which was designated as a cash flow hedge.

11.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of September 30, 2024 and December 31, 2023, noncontrolling interests in our consolidated joint ventures aggregated $492,135,000 and $413,925,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in RDF and Fund X. As of September 30, 2024 and December 31, 2023, the noncontrolling interests in our consolidated real estate related funds aggregated $92,759,000 and $110,589,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2024 and December 31, 2023, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $292,645,000 and $287,089,000, respectively, and a redemption value of $98,587,000 and $100,650,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of September 30, 2024. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2024 and December 31, 2023, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Real estate, net	$3,220,763	$3,284,532
Cash and cash equivalents and restricted cash	237,622	176,354
Accounts and other receivables	11,664	10,005
Real estate related fund investments	-	775
Investments in unconsolidated joint ventures	87,329	89,949
Deferred rent receivable	197,284	207,938
Deferred charges, net	40,198	45,190
Intangible assets, net	30,824	38,209
Other assets	21,754	7,374
Total VIE assets	$3,847,438	$3,860,326

Notes and mortgages payable, net	$2,319,284	$2,450,401
Accounts payable and accrued expenses	58,632	48,952
Intangible liabilities, net	13,740	17,180
Other liabilities	5,436	5,852
Total VIE liabilities	$2,397,092	$2,522,385

Unconsolidated VIEs

As of September 30, 2024, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Investments in unconsolidated real estate funds	$4,607	$4,549
Investment in unconsolidated joint venture	327	-
Asset management fees and other receivables	555	18
Maximum risk of loss	$5,489	$4,567

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of September 30, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$4,342	$-	$4,342	$-
Total assets	$4,342	$-	$4,342	$-

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$14,989	$-	$14,989	$-
Total assets	$14,989	$-	$14,989	$-

Real Estate Related Fund Investments

Real estate related fund investments are comprised of investments in mezzanine loans made by Fund X. The investments are measured at fair value on our consolidated balance sheets and are classified as Level 3. As of September 30, 2024 and December 31, 2023, the fair value of the investments was $0. The table below summarizes the changes in the fair value of real estate related fund investments for the three and nine months ended September 30, 2023.

	For the Three Months Ended	For the Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2023
Beginning balance	$66,606	$105,369
Additional investments	1,591	9,631
Net realized losses	-	(1,224)
Net unrealized gains (losses)	28	(45,551)
Ending balance	$68,225	$68,225

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of September 30, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,436,785	$3,817,050	$3,517,549
Revolving credit facility	-	-	-	-
Total liabilities	$3,692,050	$3,436,785	$3,817,050	$3,517,549

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Rental revenue:
Fixed	$156,190	$160,107	$475,420	$474,931
Variable	28,045	22,408	68,216	54,803
Total rental revenue	$184,235	$182,515	$543,636	$529,734

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of September 30, 2024, for the three-month period from October 1, 2024 through December 31, 2024, and each of the five succeeding years and thereafter commencing January 1, 2025.

(Amounts in thousands)
2024	$150,933
2025	584,675
2026	512,175
2027	456,147
2028	451,922
2029	431,564
Thereafter	1,736,414
Total	$4,323,830

15.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Fee income:
Asset management	$2,134	$2,459	$6,756	$6,960
Property management	1,695	1,810	5,096	5,503
Acquisition, disposition, leasing and other	2,947	304	5,476	1,643
Total fee income	6,776	4,573	17,328	14,106
Other income (1)	3,888	2,093	10,220	6,477
Total fee and other income	$10,664	$6,666	$27,548	$20,583

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest income, net	$3,517	$4,115	$11,393	$10,007
Non-cash gain on extinguishment of IPO related tax liability	-	-	15,437	-
Total interest and other income, net	$3,517	$4,115	$26,830	$10,007

17.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest expense	$41,178	$37,549	$116,456	$107,810
Amortization of deferred financing costs	2,627	1,553	7,622	4,630
Total interest and debt expense	$43,805	$39,102	$124,078	$112,440

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

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $4,373,000 and $4,680,000 for the three months ended September 30, 2024 and 2023, respectively, and $15,635,000 and $14,011,000 for the nine months ended September 30, 2024 and 2023, respectively, related to awards granted in prior periods.

Completion of the 2021 Performance-Based Awards Program (“2021 Performance Program”)

On December 31, 2023, the three-year performance measurement period for our 2021 Performance Program ended. On January 30, 2024, the Compensation Committee determined that only 24.2%, or 409,046 of the LTIP units that were granted under the 2021 Performance Program, were earned. Of the LTIP units that were earned, 204,727 units vested immediately on January 30, 2024 and the remaining 204,319 units are scheduled to vest on December 31, 2024. As of September 30, 2024, the 2021 Performance Program had $196,000 of unrecognized compensation cost, which will be amortized into expense over the remaining weighted-average service period of 0.25 years.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(9,688)	$(8,385)	$(7,642)	$(54,194)
Earnings allocated to unvested participating securities	-	(10)	(14)	(40)
Numerator for loss per common share - basic and diluted	$(9,688)	$(8,395)	$(7,656)	$(54,234)
Denominator:
Denominator for basic loss per common share - weighted average shares	217,315	217,043	217,209	216,872
Effect of dilutive stock-based compensation plans (1)	-	-	-	-
Denominator for diluted loss per common share - weighted average shares	217,315	217,043	217,209	216,872

Loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.04)	$(0.25)

(1)
The effect of dilutive securities excludes 22,105 and 18,470 weighted average share equivalents for the three months ended September 30, 2024 and 2023, respectively, and 22,079 and 17,804 weighted average share equivalents for the nine months ended September 30, 2024 and 2023, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.
Related Parties

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $195,000 and $262,000 for the three months ended September 30, 2024 and 2023, respectively, and $562,000 and $791,000 for the nine months ended September 30, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of September 30, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $52,000 and $40,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $5,404,000 and $3,585,000 for the three months ended September 30, 2024 and 2023, respectively, and $14,214,000 and $11,288,000 for the nine months ended September 30, 2024 and 2023, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of September 30, 2024 and December 31, 2023, amounts owed to us under these agreements aggregated $1,520,000 and $2,552,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

HT Consulting GmbH

We have an agreement with HT Consulting GmbH (“HTC”), a licensed broker in Germany, to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. HTC is 100% owned by Albert Behler, our Chairman, Chief Executive Officer and President. We incurred costs aggregating $141,000 and $102,000 for the three months ended September 30, 2024 and 2023, respectively, and $386,000 and $293,000 for the nine months ended September 30, 2024 and 2023, respectively, in connection with this agreement. As of September 30, 2024 and December 31, 2023, we owed $120,000 and $102,000, respectively, to HTC under this agreement, which are included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, who is a member of our board of directors, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. We recognized rental revenue of $71,000 and $69,000 for the three months ended September 30, 2024 and 2023, respectively, and $212,000 and $207,000 for the nine months ended September 30, 2024 and 2023, respectively, pursuant to this lease.

Mannheim Trust

A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. We recognized $30,000 in each of the three months ended September 30, 2024 and 2023, respectively, and $89,000 and $154,000 for the nine months ended September 30, 2024 and 2023, respectively, for our share of rental income pursuant to this lease.

Other

We have entered into an agreement with Kramer Design Services (“Kramer Design”) to develop branding and signage for the Paramount Club at 1301 Avenue of the Americas. Kramer Design is 100% owned by the spouse of Albert Behler, our Chairman, Chief Executive Officer and President. We incurred and paid Kramer Design $42,000 for the nine months ended September 30, 2024, and $19,000 and $103,000 for the three and nine months ended September 30, 2023, respectively, in connection with services rendered pursuant to this agreement.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of September 30, 2024, we have a $7,914,000 asset and an $8,061,000 liability, which are included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheets.

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

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$188,123	$116,383	$71,523	$217
Property-related operating expenses	(80,316)	(55,612)	(23,498)	(1,206)
NOI attributable to noncontrolling interests in consolidated joint ventures	(23,723)	(2,424)	(21,299)	-
NOI from unconsolidated joint ventures (1)	5,384	3,407	2,018	(41)
Paramount's share of NOI (2)	$89,468	$61,754	$28,744	$(1,030)

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$184,608	$118,749	$66,252	$(393)
Property-related operating expenses	(75,502)	(52,470)	(22,447)	(585)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,275)	(3,049)	(19,226)	-
NOI from unconsolidated joint ventures (1)	5,240	3,376	1,865	(1)
Paramount's share of NOI (2)	$92,071	$66,606	$26,444	$(979)

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$553,856	$347,669	$206,337	$(150)
Property-related operating expenses	(226,248)	(156,992)	(66,391)	(2,865)
NOI attributable to noncontrolling interests in consolidated joint ventures	(70,532)	(7,600)	(62,932)	-
NOI from unconsolidated joint ventures (1)	16,611	10,442	6,128	41
Paramount's share of NOI (2)	$273,687	$193,519	$83,142	$(2,974)

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$536,211	$342,812	$194,564	$(1,165)
Property-related operating expenses	(216,889)	(150,676)	(64,529)	(1,684)
NOI attributable to noncontrolling interests in consolidated joint ventures	(67,551)	(8,415)	(59,136)	-
NOI from unconsolidated joint ventures (1)	16,048	10,143	5,847	58
Paramount's share of NOI (2)	$267,819	$193,864	$76,746	$(2,791)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).
(2)
NOI is used to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which include property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and, accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of Paramount's share of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2024	2023	2024	2023
Paramount's share of NOI	$89,468	$92,071	$273,687	$267,819
NOI attributable to noncontrolling interests in consolidated joint ventures	23,723	22,275	70,532	67,551
Adjustments to arrive to net loss:
Fee income	6,776	4,573	17,328	14,106
Depreciation and amortization expense	(60,071)	(60,263)	(182,920)	(181,778)
General and administrative expenses	(16,672)	(15,460)	(49,938)	(46,307)
(Loss) income from real estate related fund investments	(22)	2,060	(92)	(37,034)
Loss from unconsolidated joint ventures	(981)	(28,974)	(3,098)	(63,138)
NOI from unconsolidated joint ventures (1)	(5,384)	(5,240)	(16,611)	(16,048)
Interest and other income, net	3,517	4,115	26,830	10,007
Interest and debt expense	(43,805)	(39,102)	(124,078)	(112,440)
Other, net	(133)	(853)	(644)	(1,190)
(Loss) income before income taxes	(3,584)	(24,798)	10,996	(98,452)
Income tax expense	(619)	(263)	(1,328)	(1,124)
Net (loss) income	(4,203)	(25,061)	9,668	(99,576)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,959)	(4,887)	(18,434)	(15,879)
Consolidated real estate related funds	581	20,934	408	57,412
Operating Partnership	893	629	716	3,849
Net loss attributable to common stockholders	$(9,688)	$(8,385)	$(7,642)	$(54,194)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2024	$7,890,952	$5,175,797	$2,357,819	$357,336
December 31, 2023	8,006,215	5,214,504	2,342,395	449,316

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of September 30, 2024.

As of September 30, 2024, we own and/or manage a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture plans to redevelop the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 non-recourse mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

On August 13, 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, defaulted on the $416,544,000 non-recourse mortgage loan securing the property. The loan bears interest at SOFR plus 161 basis points and is scheduled to mature in January 2025.

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

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the nine months ended September 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended September 30, 2024

The following table presents the details on the leases signed during the three months ended September 30, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2024	Total	New York	San Francisco
Total square feet leased	179,403 (1)	72,374	107,029 (1)
Pro rata share of total square feet leased:	115,026	54,489	60,537
Initial rent (2)	$ 84.55	$ 81.76	$ 87.06
Weighted average lease term (in years)	8.1	13.6	3.1

Tenant improvements and leasing commissions:
Per square foot	$ 72.72	$ 138.15	$ 13.83
Per square foot per annum	$ 9.03	$ 10.17	$ 4.50
Percentage of initial rent	10.7%	12.4%	5.2%

Rent concessions:
Average free rent period (in months)	7.3	12.0	3.1
Average free rent period per annum (in months)	0.9	0.9	1.0

Second generation space: (3)
Square feet	96,320	35,783	60,537
Cash basis:
Initial rent (2)	$ 82.97	$ 76.06	$ 87.06
Prior escalated rent (4)	$ 92.58	$ 87.12	$ 95.81
Percentage decrease	(10.4%)	(12.7%)	(9.1%)
GAAP basis:
Straight-line rent	$ 81.00	$ 76.86	$ 83.45
Prior straight-line rent	$ 84.57	$ 84.16	$ 84.82
Percentage decrease	(4.2%)	(8.7%)	(1.6%)

(1)
Includes an aggregate of 46,312 square feet leased at Market Center and 111 Sutter Street, which have been designated as “non-core” assets and accordingly excluded from the statistics below.
(2)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(4)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2024	84.7%	85.0%	83.6%
As of June 30, 2024	86.3%	86.9%	84.2%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended September 30, 2024

In the three months ended September 30, 2024, we leased 179,403 square feet, of which 133,091 square feet was leased in our same store portfolio. Of the 133,091 square feet leased, our share was 115,026 square feet that was leased at a weighted average initial rent of $84.55 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 160 basis points to 84.7% at September 30, 2024 from 86.3% at June 30, 2024.

Of the 179,403 square feet leased in the three months ended September 30, 2024, 96,320 square feet represented our share of second generation space for which rental rates decreased by 10.4% on a cash basis and 4.2% on a GAAP basis. The weighted average lease term for leases signed during the three months was 8.1 years and weighted average tenant improvements and leasing commissions on these leases were $9.03 per square foot per annum, or 10.7% of initial rent.

New York

In the three months ended September 30, 2024, we leased 72,374 square feet in our New York portfolio, of which our share was 54,489 square feet that was leased at a weighted average initial rent of $81.76 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 190 basis points to 85.0% at September 30, 2024 from 86.9% at June 30, 2024.

Of the 72,374 square feet leased in the three months ended September 30, 2024, 35,783 square feet represented second generation space for which rental rates decreased by 12.7% on a cash basis and 8.7% on a GAAP basis. The weighted average lease term for leases signed during the three months was 13.6 years and weighted average tenant improvements and leasing commissions on these leases were $10.17 per square foot per annum, or 12.4% of initial rent.

San Francisco

In the three months ended September 30, 2024, we leased 107,029 square feet in our San Francisco portfolio, of which 60,717 square feet was leased in our same store portfolio. Of the 60,717 square feet leased, our share was 60,537 square feet that was leased at a weighted average initial rent of $87.06 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 60 basis points to 83.6% at September 30, 2024 from 84.2% at June 30, 2024.

Of the 107,029 square feet leased in the three months, 60,537 square feet represented our share of second generation space for which rental rates decreased by 9.1% on a cash basis and 1.6% on a GAAP basis. The weighted average lease term for leases signed during the three months was 3.1 years and weighted average tenant improvements and leasing commissions on these leases were $4.50 per square foot per annum, or 5.2% of initial rent.

Leasing Results - Nine Months Ended September 30, 2024

The following table presents the details on the leases signed during the nine months ended September 30, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2024	Total	New York	San Francisco
Total square feet leased	654,625 (1)	367,236	287,389 (1)
Pro rata share of total square feet leased:	444,140	322,601	121,539
Initial rent (2)	$ 74.94	$ 73.97	$ 77.49
Weighted average lease term (in years)	8.2	10.4	2.4

Tenant improvements and leasing commissions:
Per square foot	$ 90.37	$ 120.81	$ 9.55
Per square foot per annum	$ 11.02	$ 11.63	$ 3.97
Percentage of initial rent	14.7%	15.7%	5.1%

Rent concessions:
Average free rent period (in months)	6.2	7.9	1.6
Average free rent period per annum (in months)	0.8	0.8	0.7

Second generation space: (3)
Square feet	290,157	168,618	121,539
Cash basis:
Initial rent (2)	$ 74.22	$ 71.86	$ 77.49
Prior escalated rent (4)	$ 78.13	$ 73.83	$ 84.10
Percentage decrease	(5.0%)	(2.7%)	(7.9%)
GAAP basis:
Straight-line rent	$ 72.01	$ 69.38	$ 75.65
Prior straight-line rent	$ 78.69 (5)	$ 72.40	$ 87.43 (5)
Percentage decrease	(8.5%) (5)	(4.2%)	(13.5%) (5)

(1)
Includes an aggregate of 88,346 square feet leased at Market Center and 111 Sutter Street, which have been designated as “non-core” assets and accordingly excluded from the statistics below.
(2)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)
Represents space leased in the current period (i) prior to its scheduled expiration, or (ii) that has been vacant for less than twelve months.
(4)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.
(5)
The rental rate decrease was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease would have been 3.4% for the total portfolio and 2.3% for San Francisco.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2024	84.7%	85.0%	83.6%
As of December 31, 2023	90.1%	90.2%	89.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Nine Months Ended September 30, 2024

In the nine months ended September 30, 2024, we leased 654,625 square feet, of which 566,279 was leased in our same store portfolio. Of the 566,279 square feet leased, our share was 444,140 square feet that was leased at a weighted average initial rent of $74.94 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy by 540 basis points to 84.7% at September 30, 2024 from 90.1% at December 31, 2023. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street in our New York portfolio.

Of the 654,625 square feet leased in the nine months ended September 30, 2024, 290,157 square feet represented our share of second generation space for which rental rates decreased by 5.0% on a cash basis and 8.5% on a GAAP basis. The rental rate decrease of 8.5% on a GAAP basis was driven primarily by a below-market lease adjustment in our San Francisco portfolio that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been 3.4%. The weighted average lease term for leases signed during the nine months was 8.2 years and weighted average tenant improvements and leasing commissions on these leases were $11.02 per square foot per annum, or 14.7% of initial rent.

New York

In the nine months ended September 30, 2024, we leased 367,236 square feet in our New York portfolio, of which our share was 322,601 square feet that was leased at a weighted average initial rent of $73.97 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy by 520 basis points to 85.0% at September 30, 2024 from 90.2% at December 31, 2023. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street.

Of the 367,236 square feet leased in the nine months ended September 30, 2024, 168,618 square feet represented second generation space for which rental rates decreased by 2.7% on a cash basis and 4.2% on a GAAP basis. The weighted average lease term for leases signed during the nine months was 10.4 years and weighted average tenant improvements and leasing commissions on these leases were $11.63 per square foot per annum, or 15.7% of initial rent.

San Francisco

In the nine months ended September 30, 2024, we leased 287,389 square feet in our San Francisco portfolio, of which 199,043 square feet was leased in our same store portfolio. Of the 199,043 square feet leased, our share was 121,539 square feet that was leased at a weighted average initial rent of $77.49 per square foot. This leasing activity, offset by lease expirations in the nine months, decreased same store leased occupancy by 620 basis points to 83.6% at September 30, 2024 from 89.8% at December 31, 2023.

Of the 287,369 square feet leased in the nine months, 121,539 square feet represented our share of second generation space for which rental rates decreased by 7.9% on a cash basis and 13.5% on a GAAP basis. The rental rate decrease of 13.5% on a GAAP basis was driven primarily by a below-market lease adjustment that was included in the prior GAAP rent. Excluding the below-market lease adjustment from the prior GAAP rent, the rental rate decrease on a GAAP basis would have been 2.3%. The weighted average lease term for leases signed during the nine months was 2.4 years and weighted average tenant improvements and leasing commissions on these leases were $3.97 per square foot per annum, or 5.1% of initial rent.

Financial Results - Three Months Ended September 30, 2024 and 2023

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $9,688,000, or $0.04 per diluted share, for the three months ended September 30, 2024, compared to $8,385,000, or $0.04 per diluted share, for the three months ended September 30, 2023.

Funds from Operations (“FFO”) attributable to common stockholders was $40,078,000, or $0.18 per diluted share, for the three months ended September 30, 2024, compared to $46,721,000, or $0.21 per diluted share, for the three months ended September 30, 2023. FFO attributable to common stockholders for the three months ended September 30, 2024 and 2023 includes the impact of non-core items, which are listed in the table on page 55. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2024 and 2023 by $445,000 and $860,000, respectively, or $0.01 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $40,523,000, or $0.19 per diluted share, for the three months ended September 30, 2024, compared to $47,581,000, or $0.22 per diluted share, for the three months ended September 30, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2024 versus September 30, 2023.

	Total	New York	San Francisco
Same Store NOI	1.8%	(1.0%)	8.6%
Same Store Cash NOI	(2.9%)	(12.7%)	22.0%

See pages 49-55 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2024 and 2023

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $7,642,000, or $0.04 per diluted share, for the nine months ended September 30, 2024, compared to $54,194,000, or $0.25 per diluted share, for the nine months ended September 30, 2023. Net loss attributable to common stockholders for the nine months ended September 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. Net loss attributable to the common stockholders for the nine months ended September 30, 2023 includes (i) $23,110,000, or $0.11 per diluted share, for our share of a non-cash real estate impairment loss related to an unconsolidated joint venture, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street.

FFO attributable to common stockholders was $142,554,000, or $0.66 per diluted share, for the nine months ended September 30, 2024, compared to $137,517,000, or $0.63 per diluted share, for the nine months ended September 30, 2023. FFO attributable to common stockholders for the nine months ended September 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the nine months ended September 30, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street. FFO attributable to common stockholders for the nine months ended September 30, 2024 and 2023 also includes the impact other of non-core items, which are listed in the table on page 55. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the nine months ended September 30, 2024 by $10,665,000, or $0.05 per diluted share, and decreased FFO attributable to common stockholders for the nine months ended September 30, 2023 by $1,842,000, or $0.01 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 55, was $131,889,000, or $0.61 per diluted share, for the nine months ended September 30, 2024, compared to $139,359,000, or $0.64 per diluted share, for the nine months ended September 30, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2024 versus September 30, 2023.

	Total	New York	San Francisco
Same Store NOI	(1.1%)	(1.0%)	(1.1%)
Same Store Cash NOI	(1.4%)	(7.1%)	12.6%

See pages 49-55 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2024 and 2023

The following pages summarize our consolidated results of operations for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$184,235	$182,515	$1,720
Fee and other income	10,664	6,666	3,998
Total revenues	194,899	189,181	5,718
Expenses:
Operating	80,316	75,502	4,814
Depreciation and amortization	60,071	60,263	(192)
General and administrative	16,672	15,460	1,212
Transaction related costs	242	132	110
Total expenses	157,301	151,357	5,944
Other income (expense):
(Loss) income from real estate related fund investments	(22)	2,060	(2,082)
Income (loss) from unconsolidated real estate related funds	109	(721)	830
Loss from unconsolidated joint ventures	(981)	(28,974)	27,993
Interest and other income, net	3,517	4,115	(598)
Interest and debt expense	(43,805)	(39,102)	(4,703)
Loss before income taxes	(3,584)	(24,798)	21,214
Income tax expense	(619)	(263)	(356)
Net loss	(4,203)	(25,061)	20,858
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(6,959)	(4,887)	(2,072)
Consolidated real estate related funds	581	20,934	(20,353)
Operating Partnership	893	629	264
Net loss attributable to common stockholders	$(9,688)	$(8,385)	$(1,303)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $194,899,000 for the three months ended September 30, 2024, compared to $189,181,000 for the three months ended September 30, 2023, an increase of $5,718,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$5,316	$617		$4,699	(1)	$-
Lease termination income	(3,290)	(3,340)	(2)	50		-
Other, net	(306)	77		-		(383)
Increase (decrease) in rental revenue	$1,720	$(2,646)		$4,749		$(383)

Fee and other income
Fee income
Asset management	$(325)	$-		$-		$(325)
Property management	(115)	-		-		(115)
Acquisition, disposition, leasing and other	2,643	-		-		2,643
Increase in fee income	2,203	-		-		2,203
Other income
Same store operations	1,795	280		522		993
Increase in other income	1,795	280		522		993
Increase in fee and other income	$3,998	$280		$522		$3,196

Total increase (decrease) in revenues	$5,718	$(2,366)		$5,271		$2,813

(1)
Primarily due to a true-up of billings in the current year.
(2)
Due to income of $4,519 in the prior year in connection with a tenant’s lease termination at 1633 Broadway, offset by income of $1,179 in the current year in connection with a tenant’s lease termination at 31 West 52nd Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $157,301,000 for the three months ended September 30, 2024, compared to $151,357,000 for the three months ended September 30, 2023, an increase of $5,944,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$2,796	$1,745	(1)	$1,051	(1)	$-
Other, net	2,018	1,397		-		621
Increase in operating	$4,814	$3,142		$1,051		$621

Depreciation and amortization
Operations	$(192)	$156		$(282)		$(66)
(Decrease) increase in depreciation and amortization	$(192)	$156		$(282)		$(66)

General and administrative
Operations	$1,212	$-		$-		$1,212	(2)
Increase in general and administrative	$1,212	$-		$-		$1,212

Increase in transaction related costs	$110	$-		$-		$110

Total increase in expenses	$5,944	$3,298		$769		$1,877

(1)
Primarily due to higher real estate taxes and insurance expense.
(2)
Primarily due to higher payroll and fringe benefits.

Loss (Income) from Real Estate Related Fund Investments

Loss from real estate related fund investments was $22,000 for the three months ended September 30, 2024, compared to income from real estate related fund investments of $2,060,000 for the three months ended September 30, 2023, a decrease in income of $2,082,000. This decrease resulted primarily from higher investment income from Fund X in the prior year.

Income (Loss) from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $109,000 for the three months ended September 30, 2024, compared to loss from unconsolidated real estate related funds of $721,000 for the three months ended September 30, 2023, a decrease in loss of $830,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments in the prior year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $981,000 for the three months ended September 30, 2024, compared to $28,974,000 for the three months ended September 30, 2023, a decrease in loss of $27,993,000. This decrease resulted from:

(Amounts in thousands)
One Steuart Lane (RDF's share of impairment losses related to residential condominium units recognized in 2023)	$23,942
Market Center (our share of net loss recognized in 2023)	3,248	(1)
Other, net	803
Total decrease in loss	$27,993

(1)
In the fourth quarter of 2023, we discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.

Interest and Other Income, net

Interest and other income, net was $3,517,000 for the three months ended September 30, 2024, compared to $4,115,000 for the three months ended September 30, 2023, a decrease in income of $598,000. This decrease resulted primarily from lower yields on investments.

Interest and Debt Expense

Interest and debt expense was $43,805,000 for the three months ended September 30, 2024, compared to $39,102,000 for the three months ended September 30, 2023, an increase of $4,703,000. This increase resulted primarily from the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024.

Income Tax Expense

Income tax expense was $619,000 for the three months ended September 30, 2024, compared to $263,000 for the three months ended September 30, 2023, an increase of $356,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $6,959,000 for the three months ended September 30, 2024, compared to $4,887,000 for the three months ended September 30, 2023, a $2,072,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase in income resulted primarily from higher net income attributable to noncontrolling interests in 300 Mission Street in the current year.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $581,000 for the three months ended September 30, 2024, compared to $20,934,000 for the three months ended September 30, 2023, a decrease in net loss attributable to noncontrolling interests in consolidated real estate related funds of $20,353,000. This decrease in loss was primarily due to the noncontrolling interests’ share of $23,942,000 of impairment loss related to residential condominium units at One Steuart Lane in the prior year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $893,000 for the three months ended September 30, 2024, compared to $629,000 for the three months ended September 30, 2023, an increase in net loss allocated to noncontrolling interests of $264,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Results of Operations - Nine Months Ended September 30, 2024 and 2023

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$543,636	$529,734	$13,902
Fee and other income	27,548	20,583	6,965
Total revenues	571,184	550,317	20,867
Expenses:
Operating	226,248	216,889	9,359
Depreciation and amortization	182,920	181,778	1,142
General and administrative	49,938	46,307	3,631
Transaction related costs	843	323	520
Total expenses	459,949	445,297	14,652
Other income (expense):
Loss from real estate related fund investments	(92)	(37,034)	36,942
Income (loss) from unconsolidated real estate funds	199	(867)	1,066
Loss from unconsolidated joint ventures	(3,098)	(63,138)	60,040
Interest and other income, net	26,830	10,007	16,823
Interest and debt expense	(124,078)	(112,440)	(11,638)
Income (loss) before income taxes	10,996	(98,452)	109,448
Income tax expense	(1,328)	(1,124)	(204)
Net income (loss)	9,668	(99,576)	109,244
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(18,434)	(15,879)	(2,555)
Consolidated real estate related funds	408	57,412	(57,004)
Operating Partnership	716	3,849	(3,133)
Net loss attributable to common stockholders	$(7,642)	$(54,194)	$46,552

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $571,184,000 for the nine months ended September 30, 2024, compared to $550,317,000 for the nine months ended September 30, 2023, an increase of $20,867,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$3,948	$548		$3,400	(1)	$-
Non-cash write-offs of straight-line rent receivables	13,983	6,640	(2)	7,343	(2)	-
Lease termination income	(3,601)	(3,651)	(3)	50		-
Other, net	(428)	-		(19)		(409)
Increase (decrease) in rental revenue	$13,902	$3,537		$10,774		$(409)

Fee and other income
Fee income
Asset management	$(204)	$-		$-		$(204)
Property management	(407)	-		-		(407)
Acquisition, disposition, leasing and other	3,833	-		-		3,833
Increase in fee income	3,222	-		-		3,222
Other income
Same store operations	3,743	1,320		999		1,424
Increase in other income	3,743	1,320		999		1,424
Increase in fee and other income	$6,965	$1,320		$999		$4,646

Total increase in revenues	$20,867	$4,857		$11,773		$4,237

(1)
Primarily due to a true-up of billings in the current year, partially offset by lower average occupancy at One Front Street.
(2)
Represents write-offs in the prior year related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.
(3)
Due to income of $6,803 in the prior year in connection with a tenant’s lease termination at 1633 Broadway, offset by income of $3,152 in the current year in connection with a tenant’s lease termination at 31 West 52nd Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $459,949,000 for the nine months ended September 30, 2024, compared to $445,297,000 for the nine months ended September 30, 2023, an increase of $14,652,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$6,227	$4,365	(1)	$1,862	(1)	$-
Other, net	3,132	1,951		-		1,181
Increase in operating	$9,359	$6,316		$1,862		$1,181

Depreciation and amortization
Operations	$1,142	$5,912	(2)	$(4,624)	(3)	$(146)
Increase (decrease) in depreciation and amortization	$1,142	$5,912		$(4,624)		$(146)

General and administrative
Operations	$3,631	$-		$-		$3,631	(4)
Increase in general and administrative	$3,631	$-		$-		$3,631

Increase in transaction related costs	$520	$-		$-		$520

Total increase (decrease) in expenses	$14,652	$12,228		$(2,762)		$5,186

(1)
Primarily due to higher real estate taxes and insurance expense.
(2)
Primarily due to a write-off of tenant improvements in the current year at 1633 Broadway.
(3)
Primarily due to a write-off of deferred leasing commissions in the prior year in connection with the surrendered JPMorgan Chase space at One Front Street.
(4)
Primarily due to higher stock-based compensation resulting from the Incentive and Retention Plan grants that were made in September 2023, and higher payroll and fringe benefits in the current year.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $92,000 for the nine months ended September 30, 2024, compared to $37,034,000 for the nine months ended September 30, 2023, a decrease in loss of $36,942,000. This decrease resulted primarily from a $45,658,000 unrealized loss on a mezzanine loan investment in the prior year, partially offset by investment income from Fund X in the same period.

Income (Loss) from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $199,000 for the nine months ended September 30, 2024, compared to loss from unconsolidated real estate related funds of $867,000 for the nine months ended September 30, 2023, a decrease in loss of $1,066,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments a in the prior year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $3,098,000 for the nine months ended September 30, 2024, compared to $63,138,000 for the nine months ended September 30, 2023, a decrease in loss of $60,040,000. This decrease in loss resulted from:

(Amounts in thousands)
60 Wall Street (our share of an impairment loss recognized in 2023)	$24,734
One Steuart Lane (RDF's share of impairment losses related to residential condominium units recognized in 2023)	23,942
Market Center (our share of net loss recognized in 2023)	8,482	(1)
Other, net	2,882
Total decrease in loss	$60,040

(1)
In the fourth quarter of 2023, we discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.

Interest and Other Income, net

Interest and other income, net was $26,830,000 for the nine months ended September 30, 2024, compared to $10,007,000 for the nine months ended September 30, 2023, an increase in income of $16,823,000. This increase resulted from:

(Amounts in thousands)
Non-cash gain on extinguishment of IPO related transfer tax liability	$15,437
Other, net (primarily higher yields on investments)	1,386
Total increase in income	$16,823

Interest and Debt Expense

Interest and debt expense was $124,078,000 for the nine months ended September 30, 2024, compared to $112,440,000 for the nine months ended September 30, 2023, an increase of $11,638,000. This increase resulted primarily from (i) higher interest expense on the $360,000,000 variable rate portion of our debt at 1301 Avenue of the Americas and (ii) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024.

Income Tax Expense

Income tax expense was $1,328,000 for the nine months ended September 30, 2024, compared to $1,124,000 for the nine months ended September 30, 2023, an increase of $204,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $18,434,000 for the nine months ended September 30, 2024, compared to $15,879,000 for the nine months ended September 30, 2023, a $2,555,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase in income resulted primarily from higher net income attributable to noncontrolling interests in 300 Mission Street.

Net Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $408,000 for the nine months ended September 30, 2024, compared to $57,412,000 for the nine months ended September 30, 2023, a decrease in net loss attributable to noncontrolling interests in consolidated real estate related funds of $57,004,000. This decrease in loss resulted primarily from the noncontrolling interests’ share of (i) the $45,658,000 unrealized loss on an investment in a mezzanine loan in the prior year, and (ii) $23,942,000 of impairment losses related to residential condominium units at One Steuart Lane in the prior year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $716,000 for the nine months ended September 30, 2024, compared to $3,849,000 for the nine months ended September 30, 2023, a decrease in net loss allocated to noncontrolling interests of $3,133,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of September 30, 2024, we had $1.24 billion of liquidity comprised of $318,725,000 of cash and cash equivalents, $173,510,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility.

We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled principal and interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, any dividends to stockholders and distributions to unitholders, and all other capital needs related to the operations of our business.

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

Consolidated Debt

As of September 30, 2024, our outstanding consolidated debt aggregated $3.69 billion. We had no amounts outstanding under our revolving credit facility and none of our debt matures until June 2026. We may refinance any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Dividend Policy

In September 2024, we suspended our regular quarterly dividend. During 2024, we paid three regular quarterly dividends aggregating $0.1050 per share of common stock, which we believe is sufficient to meet our annual REIT distribution requirement. The decision by our board of directors to suspend our regular quarterly dividend aligns with our commitment to fortify our balance sheet and maintain the utmost financial flexibility. The timing and frequency of future dividends will depend on a variety of factors, including our financial performance, our debt service requirements, our capital expenditure requirements, the requirements to maintain our qualification as a REIT and other factors that our board of directors may deem relevant from time to time.

Off Balance Sheet Arrangements

As of September 30, 2024, our unconsolidated joint ventures had $1.78 billion of outstanding indebtedness, of which our share was $633,938,000. On August 13, 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, defaulted on the $416,544,000 non-recourse mortgage loan securing the property. The loan bears interest at SOFR plus 161 basis points and is scheduled to mature in January 2025. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares in the nine months ended September 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of September 30, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of September 30, 2024, we have a $7,914,000 asset and an $8,061,000 liability, which are included as a component of “other assets” and “other liabilities”, respectively, on our consolidated balance sheets.

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

Cash Flows

Cash and cash equivalents and restricted cash were $492,235,000 and $509,599,000 as of September 30, 2024 and December 31, 2023, respectively, and $470,523,000 and $449,817,000 as of September 30, 2023 and December 31, 2022, respectively. Cash and cash equivalents and restricted cash decreased by $17,364,000 for the nine months ended September 30, 2024, and increased by $20,706,000 for the nine months ended September 30, 2023. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$176,570	$175,597
Investing activities	(75,343)	(106,945)
Financing activities	(118,591)	(47,946)

Operating Activities

Nine months ended September 30, 2024 – We generated $176,570,000 of cash from operating activities for the nine months ended September 30, 2024, primarily from (i) $194,611,000 of net income (before $184,943,000 of non-cash adjustments), (ii) $513,000 of distributions from unconsolidated joint ventures and real estate related funds, and (iii) $18,554,000 of net changes in operating assets and liabilities. Non-cash adjustments of $184,943,000 were primarily comprised of depreciation and amortization, non-cash gain on extinguishment of a tax liability related to our initial public offering, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2024 – We used $75,343,000 of cash for investing activities for the nine months ended September 30, 2024, for (i) $85,231,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $1,904,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $10,000,000 of proceeds from the repayment of a mezzanine loan investment, and (iv) $1,792,000 of a distribution of capital from an unconsolidated joint venture.

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

Financing Activities

Nine months ended September 30, 2024 – We used $118,591,000 of cash for financing activities for the nine months ended September 30, 2024, primarily for (i) $975,000,000 for repayment of notes and mortgages payable in connection with the modification and extension of the One Market Plaza non-recourse mortgage loan and $10,649,000 for payment of the related debt issuance costs, (ii) $25,118,000 for dividends and distributions to common stockholders and unitholders, (iii) $18,311,000 for distributions to noncontrolling interests in Fund X and RDF, (iv) $2,444,000 for distributions to noncontrolling interests in 1633 Broadway, and (v) $178,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (vi) $850,000,000 of proceeds from notes and mortgages payable in connection with the modification and extension of the One Market Plaza non-recourse mortgage loan, (vii) $62,220,000 of contributions from noncontrolling interests in One Market Plaza and (viii) $889,000 of contributions from noncontrolling interests in Fund X.

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

Non-GAAP Financial Measures

We use and present NOI, Same Store NOI, FFO and Core FFO, as supplemental measures of our performance. The summary below describes our use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of our performance and reconciles these measures from net income or loss, the most directly comparable GAAP measure. Other real estate companies may use different methodologies for calculating these measures, and accordingly, our presentation of these measures may not be comparable to other real estate companies. These non-GAAP measures should not be considered a substitute for and should only be considered together with and as a supplement to, financial information presented in accordance with GAAP. In the first quarter of 2024, we updated our presentation of NOI, Cash NOI and Core FFO attributable to common stockholders to exclude the impact of Market Center and 111 Sutter Street, which we have designated as “non-core” assets. Accordingly, we have recast the presentation for all prior periods presented to reflect this change.

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which include property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also present Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(4,203)	$(9,078)	$17,213	$(12,338)
Adjustments to arrive at NOI:
Fee income	(6,776)	-	-	(6,776)
Depreciation and amortization	60,071	40,587	18,272	1,212
General and administrative	16,672	-	-	16,672
Loss from real estate related fund investments	22	-	-	22
Loss (income) from unconsolidated joint ventures	981	(55)	225	811
NOI from unconsolidated joint ventures (1)	5,384	3,407	2,018	(41)
Interest and other income, net	(3,517)	(899)	(502)	(2,116)
Interest and debt expense	43,805	30,216	12,817	772
Income tax expense	619	-	-	619
Other, net	133	-	-	133
Amounts attributable to noncontrolling interests in consolidated joint ventures	(23,723)	(2,424)	(21,299)	-
Paramount's share of NOI	$89,468	$61,754	$28,744	$(1,030)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(2,191)	(6,115)	3,818	106
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,697)	(767)	(930)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(1,470)	(214)	(1,256)	-
Paramount's share of Cash NOI	$84,110	$54,658	$30,376	$(924)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(25,061)	$981	$9,285	$(35,327)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(4,573)	-	-	(4,573)
Depreciation and amortization	60,263	40,431	18,554	1,278
General and administrative	15,460	-	-	15,460
Income from real estate related fund investments	(2,060)	-	-	(2,060)
Loss (income) from unconsolidated joint ventures	28,974	(1)	3,890	25,085
NOI from unconsolidated joint ventures (1)	5,240	3,376	1,865	(1)
Interest and other income, net	(4,115)	(655)	(740)	(2,720)
Interest and debt expense	39,102	25,523	12,816	763
Income tax expense	263	-	-	263
Other, net	853	-	-	853
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,275)	(3,049)	(19,226)	-
Paramount's share of NOI	$92,071	$66,606	$26,444	$(979)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(1,253)	1,184	(2,407)	(30)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,765)	(729)	(1,036)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	1,755	(130)	1,885	-
Paramount's share of Cash NOI	$90,808	$66,931	$24,886	$(1,009)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$9,668	$(15,297)	$46,470	$(21,505)
Adjustments to arrive at NOI:
Fee income	(17,328)	-	-	(17,328)
Depreciation and amortization	182,920	123,791	55,504	3,625
General and administrative	49,938	-	-	49,938
Loss from real estate related fund investments	92	-	-	92
Loss from unconsolidated joint ventures	3,098	1,575	590	933
NOI from unconsolidated joint ventures (1)	16,611	10,442	6,128	41
Interest and other income, net	(26,830)	(2,723)	(1,183)	(22,924)
Interest and debt expense	124,078	83,315	38,481	2,282
Income tax expense	1,328	16	84	1,228
Other, net	644	-	-	644
Amounts attributable to noncontrolling interests in consolidated joint ventures	(70,532)	(7,600)	(62,932)	-
Paramount's share of NOI	$273,687	$193,519	$83,142	$(2,974)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(6,694)	(14,290)	7,561	35
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,304)	(2,275)	(3,029)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(2,059)	(479)	(1,580)	-
Paramount's share of Cash NOI	$259,630	$176,475	$86,094	$(2,939)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(99,576)	$(21,213)	$23,025	$(101,388)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(14,106)	-	-	(14,106)
Depreciation and amortization	181,778	117,879	60,128	3,771
General and administrative	46,307	-	-	46,307
Income from real estate related fund investments	37,034	-	-	37,034
Loss from unconsolidated joint ventures	63,138	25,000	10,262	27,876
NOI from unconsolidated joint ventures (1)	16,048	10,143	5,847	58
Interest and other income, net	(10,007)	(1,616)	(1,384)	(7,007)
Interest and debt expense	112,440	72,081	38,082	2,277
Income tax expense (benefit)	1,124	5	(78)	1,197
Other, net	1,190	-	-	1,190
Amounts attributable to noncontrolling interests in consolidated joint ventures	(67,551)	(8,415)	(59,136)	-
Paramount's share of NOI	$267,819	$193,864	$76,746	$(2,791)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(1,815)	3,270	(5,115)	30
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,896)	(1,779)	(3,117)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	7,479	(422)	7,901	-
Paramount's share of Cash NOI	$268,587	$194,933	$76,415	$(2,761)

(1)
Excludes NOI from One Steuart Lane, a for-sale residential condominium project, and “non-core” assets (Market Center and 111 Sutter Street).

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2024 and 2023. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2024 (1)	$89,468	$61,754	$28,744	$(1,030)
Non-same store adjustments:
Lease termination income	(1,204)	(1,179)	(25)	-
Other, net	2,435	1,405	-	1,030
Paramount's share of Same Store NOI for the
three months ended September 30, 2024	$90,699	$61,980	$28,719	$-

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
September 30, 2023 (1)	$92,071	$66,606	$26,444	$(979)
Non-same store adjustments:
Lease termination income	(4,066)	(4,066)	-	-
Non-cash write-offs of straight-line receivables	77	77	-	-
Other, net	982	3	-	979
Paramount's share of Same Store NOI for the
three months ended September 30, 2023	$89,064	$62,620	$26,444	$-

% Increase (decrease)	1.8%	(1.0%)	8.6%

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
September 30, 2024 (1)	$84,110	$54,658	$30,376	$(924)
Non-same store adjustments:
Lease termination income	(1,204)	(1,179)	(25)	-
Other, net	2,329	1,405	-	924
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2024	$85,235	$54,884	$30,351	$-

	For the Three Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
September 30, 2023 (1)	$90,808	$66,931	$24,886	$(1,009)
Non-same store adjustments:
Lease termination income	(4,066)	(4,066)	-	-
Other, net	1,012	3	-	1,009
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2023	$87,754	$62,868	$24,886	$-

% (Decrease) increase	(2.9%)	(12.7%)	22.0%

(1)
See page 49 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the nine months ended
September 30, 2024 (1)	$273,687	$193,519		$83,142		$(2,974)
Non-same store adjustments:
Lease termination income	(3,177)	(3,152)		(25)		-
Other, net	5,038	2,055		9		2,974
Paramount's share of Same Store NOI for the
nine months ended September 30, 2024	$275,548	$192,422		$83,126		$-

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the nine months ended
September 30, 2023 (1)	$267,819	$193,864		$76,746		$(2,791)
Non-same store adjustments:
Lease termination income	(6,121)	(6,121)		-		-
Non-cash write-offs of straight-line rent receivables	13,983	6,640	(2)	7,343	(2)	-
Other, net	2,805	14		-		2,791
Paramount's share of Same Store NOI for the
nine months ended September 30, 2023	$278,486	$194,397		$84,089		$-

% Decrease	(1.1%)	(1.0%)		(1.1%)

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

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months ended
September 30, 2024 (1)	$259,630	$176,475	$86,094	$(2,939)
Non-same store adjustments:
Lease termination income	(3,177)	(3,152)	(25)	-
Other, net	5,003	2,055	9	2,939
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2024	$261,456	$175,378	$86,078	$-

	For the Nine Months Ended September 30, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months ended
September 30, 2023 (1)	$268,587	$194,933	$76,415	$(2,761)
Non-same store adjustments:
Lease termination income	(6,121)	(6,121)	-	-
Other, net	2,775	14	-	2,761
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2023	$265,241	$188,826	$76,415	$-

% (Decrease) increase	(1.4%)	(7.1%)	12.6%

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(4,203)	$(25,061)	$9,668	$(99,576)
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	63,487	69,160	192,946	209,687
Our share of a non-cash real estate impairment loss related to an unconsolidated joint venture	-	-	-	24,734
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(15,511)	6,132	(46,981)	12,533
FFO attributable to the Operating Partnership	43,773	50,231	155,633	147,378
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,695)	(3,510)	(13,079)	(9,861)
FFO attributable to common stockholders	$40,078	$46,721	$142,554	$137,517
Per diluted share	$0.18	$0.21	$0.66	$0.63

FFO attributable to the Operating Partnership	$43,773	$50,231	$155,633	$147,378
Adjustments for non-core items:
Non-cash gain on extinguishment of IPO related tax liability	-	-	(15,437)	-
Non-core assets (1)	-	(259)	-	(3,535)
Our share of realized and unrealized gains and losses from consolidated and unconsolidated real estate related funds	(26)	735	101	7,047
Other, net (primarily adjustments related to unconsolidated joint ventures)	512	448	3,701	(1,535)
Core FFO attributable to the Operating Partnership	44,259	51,155	143,998	149,355
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,736)	(3,574)	(12,109)	(9,996)
Core FFO attributable to common stockholders	$40,523	$47,581	$131,889	$139,359
Per diluted share	$0.19	$0.22	$0.61	$0.64

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,314,706	217,043,022	217,208,809	216,871,778
Effect of dilutive securities	14,505	32,676	36,985	21,638
Denominator for FFO and Core FFO per diluted share	217,329,211	217,075,698	217,245,794	216,893,416

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2024.

Property	Rate	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$-	$500,000	$-	$-	$-	$500,000	$480,446
300 Mission Street	4.50%	-	-	232,050	-	-	-	232,050	224,264
One Market Plaza	4.08%	-	-	-	850,000	-	-	850,000	825,436
1633 Broadway	2.99%	-	-	-	-	-	1,250,000	1,250,000	1,046,323
Total Fixed Rate Debt	3.58%	$-	$-	$732,050	$850,000	$-	$1,250,000	$2,832,050	$2,576,469

Variable Rate Debt:
1301 Avenue of the Americas (1)	6.27%	$-	$-	$860,000	$-	$-	$-	$860,000	$860,316
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	6.27%	$-	$-	$860,000	$-	$-	$-	$860,000	$860,316

Total Consolidated Debt	4.21%	$-	$-	$1,592,050	$850,000	$-	$1,250,000	$3,692,050	$3,436,785

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See table below.

In addition to the above, our unconsolidated joint ventures had $1.78 billion of outstanding indebtedness as of September 30, 2024, of which our share was $633,938,000.

The tables below provide additional details on our interest rate caps as of September 30, 2024.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$-	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$-	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$4,342	$-
1301 Avenue of the Americas	360,000	Aug-2023	Aug-2024	SOFR	4.50%	-	1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$4,342	$1,263

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of September 30, 2024			As of December 31, 2023
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance		Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$860,000	6.27%	$8,600	$360,000		8.18%
Fixed rate	2,113,680	3.45%	-	2,674,930	(1)	3.27%
	$2,973,680	4.26%	$8,600	$3,034,930		3.86%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$378,378	6.96%	$3,784	$117,913		7.51%
Fixed rate	255,560	4.02%	-	511,025		3.32%
	$633,938	5.77%	$3,784	$628,938		4.11%

Noncontrolling interests' share of above			$(1,045)
Total change in annual net income			$11,339
Per diluted share			$0.05

(1)
Includes floating rate debt that had been swapped to fixed.

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

As of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2024, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Recent Purchases of Equity Securities

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019. We did not repurchase any shares under the stock repurchase program in the three and nine months ended September 30, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.
Date:	October 30, 2024	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	October 30, 2024	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)