Form 10-K
period 2024-12-31
Paramount Group, Inc.
filed 2025-02-27
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________To____________

Commission File Number: 001-36746

PARAMOUNT GROUP, INC.

(Exact name of registrant as specified in its charter)

Maryland	32-0439307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 237-3100

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock of Paramount Group, Inc., $0.01 par value per share	PGRE	New York Stock Exchange

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

As of February 1, 2025, there were 217,527,797 shares of the registrant’s common stock outstanding.

As of June 30, 2024, the aggregate market value of the 182,864,779 shares of common stock held by non-affiliates of the Registrant was $846,664,000 based on the June 28, 2024 closing share price of our common stock of $4.63 per share on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Stockholders’ Meeting (which is scheduled to be held on May 15, 2025) to be filed within 120 days after the end of the registrant’s fiscal year are incorporated by reference in Part III of this Annual Report on
Form 10-K.

(1)
These items are omitted in whole or in part because the registrant will file a definitive Proxy Statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 with the Securities and Exchange Commission no later than 120 days after December 31, 2024, portions of which are incorporated by reference herein.

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
•
The requirements for qualification as a REIT are complex and there is no guarantee that we have previously met or will be able to meet all such requirements.
•
Tax legislation or regulatory action could adversely affect us or our investors.

This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 4.

PART I

ITEM 1. BUSINESS

General

Paramount Group, Inc. is a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district (“CBD”) submarkets of New York City and San Francisco. All references to “we,” “us,” “our,” the “Company” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.6% of the Operating Partnership as of December 31, 2024.

As of December 31, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

•
Demonstrated Acquisition and Operational Expertise. Over the past 27 years, we have developed and refined our highly successful real estate investment strategy. We have a proven reputation as a value-enhancing, hands-on operator of Class A office properties. We target opportunities with a value-add component, where we can leverage our operating expertise, deep tenant relationships, and proactive approach to asset and property management. In certain instances, we may acquire properties with existing or expected future vacancy or with significant value embedded in existing below-market leases, which we will be able to mark-to-market over time. Even fully leased properties from time to time present us with value-enhancing opportunities which we have been able to capitalize on in the past.

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

•
Deep Relationships with Diverse, High Credit-Quality Tenant Base. We have long-standing relationships with high-quality tenants, including JPMorgan Chase, Norton Rose Fulbright, Allianz, Wilson Sonsini, Morgan Stanley, Warner Music Group, Showtime Networks, Google, O’Melveny & Myers, Credit Agricole, and Kasowitz Benson Torres.

•
Sustained Corporate Responsibility. We have maintained corporate responsibility initiatives that we believe have helped us to manage operating costs, attract and retain premium tenants, and ultimately enhance portfolio value. Our high quality, efficient, and sustainable assets are key to the value proposition we offer both existing and prospective tenants. Our success in corporate responsibility is driven by our employees, and we are focused on attracting and retaining a skilled workforce by offering leading benefits and human capital development opportunities, and creating an inclusive environment through various initiatives. Our impact extends beyond our employees and our properties, and we are committed to also supporting our surrounding communities through responsible operations, volunteerism, and philanthropy.

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

•
Seasoned and Committed Management Team with Proven Track Record. Our senior management team, led by Albert Behler, our Chairman, Chief Executive Officer and President, has been in the commercial real estate industry for an average of 28 years, and has worked at our company for an average of 16 years. Our senior management team is highly regarded in the real estate community and has extensive relationships with a broad range of brokers, owners, tenants and lenders. We have developed relationships that enable us to secure high credit-quality tenants on attractive terms and provide us with potential off-market acquisition opportunities. We believe that our proven acquisition and operating expertise enables us to gain advantages over our competitors through superior acquisition sourcing, focused leasing programs, active asset and property management and first-class tenant service.

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

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in the years ended December 31, 2024, 2023 and 2022.

Human Capital

We believe that our employees are our greatest assets. Our continued success and growth depends, in large part, upon the efforts of our employees and on our ability to attract and retain highly qualified personnel. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including compensation and benefits, work environment, the health, safety and wellness of our employees and career development and professional training. As of December 31, 2024, we had 316 employees, including 99 corporate employees and 217 on-site building and property management personnel. Certain of our employees are covered by collective bargaining agreements.

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
•
life and accidental death and dismemberment insurance; and
•
employer matching charity program.

Workforce

We are committed to equal opportunity and workplaces that are free from discrimination and harassment on the basis of race, religion, sex, color, national origin, creed, ethnicity, age, disability, political affiliation, sexual orientation, gender identity or expression, or any other status protected by applicable law. We do not accept disrespectful or inappropriate behavior, harassment or retaliation in the workplace or in any work-related circumstance outside the workplace. We promote a culture of inclusion and value diverse viewpoints to strengthen our management practices and empower us to adapt to new challenges. As of December 31, 2024, our employee workforce was approximately 55% racially and ethnically diverse; women account for approximately 30% of our total employee base and 30% of our management team.

Health, Safety and Wellness

We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, an appropriate work-life balance and financial well-being. We have prioritized maintaining a healthy work environment for our employees. We utilize comprehensive building operational measures including cleaning and disinfection, and air and water quality screening in order to promote a safe and healthy work environment. In addition to the benefits outlined above, we also offer an employee wellness program and an employee assistance program, which include services for financial planning assistance, stress management, mental illness and general wellness and self-help. Additionally, our Benefits Advocacy Center assists employees with various medical questions, such as general medical coverage questions, explanation of benefits, claims, prescriptions and pharmacy issues. Furthermore, we offer our employees one-on-one financial planning sessions with our 401(k) provider annually.

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

Competition

The leasing of real estate is highly competitive in the markets in which we operate. We compete with numerous acquirers, developers, owners and operators of commercial real estate, many of which own or may seek to acquire or develop properties similar to ours in the same markets in which our properties are located. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. In addition, we face competition from other real estate companies including other REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue. If our competitors offer space at rental rates below current market rates, below the rental rates we currently charge our tenants, in better locations within our markets or in higher quality facilities, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.

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

Executive Office

Our principal executive offices are located at 1633 Broadway, New York, NY 10019; telephone (212) 237-3100.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website (www.pgre.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). You may also obtain our reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov or copies of these documents are also available directly from us, free of charge upon written request to Investor Relations, 1633 Broadway, New York, NY 10019; telephone (212) 237-3100. Also available on our website are copies of our (i) Nominating and Corporate Governance Committee Charter, (ii) Compensation Committee Charter, (iii) Audit Committee Charter, (iv) Corporate Governance Guidelines, (v) Code of Business Conduct and Ethics, and (vi) Stockholder Communication Policy. In the event of any changes to these items, revised copies will be made available on our website.

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

Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally may significantly affect our occupancy levels, rental rates, rent collections, operating expenses, the market value of our assets and our ability to strategically acquire, dispose, recapitalize or refinance our properties on economically favorable terms or at all. Our ability to lease our properties at favorable rates may be adversely affected by increases in supply of office space in our markets and is dependent upon overall economic conditions, which are adversely affected by, among other things, job losses and unemployment levels, recession, stock market volatility, elevated inflation, elevated interest rates and uncertainty about the future. Some of our major expenses, including mortgage payments and real estate taxes, generally do not decline when related rents decline. We expect that any declines in our occupancy levels, rental revenues and/or the values of our buildings would cause us to have less cash available to pay our indebtedness, fund necessary capital expenditures and to make distributions to our stockholders, which could negatively affect our financial condition and the market value of our securities. Our business may be affected by the volatility and illiquidity in the financial and credit markets, a general global economic recession and other market or economic challenges experienced by the real estate industry or the U.S. economy as a whole. Our business may also be adversely affected by local economic conditions, as all of our revenues are derived from properties located in New York City and San Francisco. Factors that may affect our occupancy levels, our rental revenues, our net operating income (“NOI”), our funds from operations (“FFO”) and/or the value of our properties include the following, among others:

•
downturns in global, national, regional and local economic conditions, including as a result of elevated inflation and interest rates, acts of war and geopolitical tensions;
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

As of December 31, 2024, approximately 65% of our total consolidated revenue was generated from three of our properties – 1633 Broadway, 1301 Avenue of the Americas and One Market Plaza. Our results of operations and cash available for distribution to our stockholders would be adversely affected if any of these properties were materially damaged or destroyed. Additionally, our results of operations and cash available for distribution to our stockholders would be adversely affected if a significant number of our tenants at these properties experienced a downturn in their business, which may weaken their financial condition and result in their failure to make timely rental payments, defaulting under their leases or filing for bankruptcy.

We may be unable to renew leases, lease currently vacant space or vacating space on favorable terms or at all as leases expire, which could adversely affect our financial condition, results of operations and cash flow.

As of December 31, 2024, the vacancy rate of our portfolio (at our share) was 18.0%. During 2025, 868,700 square feet (at our share), or about 9.7% of the square footage of our portfolio (at our share), is scheduled to expire, which represents approximately 12.7% of our annualized rents. We cannot guarantee you that the expiring leases will be renewed or that our properties will be re-leased at rental rates equal to or above current rental rates. If the rental rates of our properties decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available and soon-to-be-available space, our financial condition, results of operations, cash flow, market value of common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders would be adversely affected.

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

Telecommuting, flexible work schedules, open workplaces, teleconferencing and video-conferencing are becoming more common. These practices enable businesses to reduce their space requirements. There is also an increasing trend among some businesses to utilize shared office spaces and co-working spaces. These practices have eroded the overall demand for office space and, to the extent they continue, could in turn, place additional downward pressure on occupancy, rental rates and property valuations.

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

Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, forest fires or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in the San Francisco Bay Area) or destructive weather event (such as a hurricane, especially in New York City) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather. We also are exposed to risks associated with inclement winter weather, particularly in New York, in which many of our properties are located, including increased need for maintenance and repair of our buildings.

Climate change may adversely affect our business.

To the extent that climate change occurs, there are multiple scenarios where our business could be impacted. Climate change could lead to, among other effects in our target markets, rising sea levels, extreme weather and natural disasters, increased flooding, and changes in precipitation and temperature. Any of these developments could result in physical damage or a decrease in rent from, and the value of, our properties located in the areas affected by these conditions. We own a number of assets in low-lying areas close to sea level, making those assets, and the economies in which they reside, susceptible to adverse effects from a rise in sea level and any associated increase in episodic storm surges. If sea levels near our target markets were to rise, we may incur material costs to protect our low-lying assets or sustain damage, a decrease in demand for, or total loss to those assets.

We have performed an analysis using a third-party model to understand the direct impact to our existing properties in a scenario where global warming increases average temperatures worldwide by 1.5 degrees Celsius (the “1.5⁰ scenario”), a goal aligned with the Paris Agreement, the United Nations framework convention on climate change. Based on this preliminary analysis, we believe that essentially all of our properties in New York City would remain above sea level, but that several of our properties in San Francisco may not, in the absence of mitigating actions. Given that there is a lag in timing between carbon released into the atmosphere and global warming, which ultimately would result in a potential rise in sea level, reputable models predict that the actual rise in sea level of that magnitude seems unlikely to occur until after the turn of this century, and perhaps much longer depending on various assumptions and mitigating factors that one considers – for example, the rate of melt for known glaciers and the Greenland and West Antarctic Ice Sheets; whether proposals to erect or enhance local sea walls in both New York City and San Francisco or surrounding areas gain additional traction and funding and are ultimately successful, and the potential for new discoveries.

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

In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to us may be adversely affected. We primarily use third-party financing to fund acquisitions and to refinance indebtedness as it matures. As of December 31, 2024, including debt of our unconsolidated joint ventures, we had $5.5 billion of total debt, of which our share is $3.6 billion, all of which is secured non-recourse debt. Prior to January 17, 2025, we had a $750.0 million credit facility. On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility to permit the disposition of a 45% equity interest in 900 Third Avenue, one of the assets supporting our credit facility. In connection therewith, we reduced the aggregate commitments under the credit facility to $450.0 million and modified our credit facility to, among other things, limit borrowings under the credit facility to $200.0 million, through June 30, 2025. If sufficient sources of external financing are not available to us on cost effective terms, we could be forced to limit our acquisition, development and redevelopment activity and/or take other actions to fund our business activities and repayment of debt, such as selling assets, reducing or not paying a cash dividend or paying out less than 100% of our taxable income. The current inflationary environment has led to elevated interest rates, which has a direct effect on the interest expense of our borrowings. To the extent that we are able and/or choose to access capital at a higher cost than we have experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) our earnings per share and cash flow could be adversely affected. In addition, the price of our common stock may fluctuate significantly and/or decline in a high interest rate or volatile economic environment. If economic conditions deteriorate, the ability of lenders to fulfill their obligations under working capital or other credit facilities that we may have in the future may be adversely impacted.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the commercial real estate debt markets. If the U.S. Federal Reserve raises interest rates or keeps interest rates elevated for a prolonged period, this could increase the cost of borrowing, which could limit our flexibility. This may result in future acquisitions by us generating lower overall economic returns and increasing the costs associated with refinancing current debt, which could potentially reduce future cash flow available for distribution. We cannot predict or control the impact future actions by regulators or government bodies, such as the U.S. Federal Reserve, will have on our business.

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

In order to qualify as a REIT, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as private foundations) at any time during the last half of any taxable year other than our first REIT taxable year. In order to help us qualify as a REIT, our charter generally prohibits any person or entity from actually owning or being deemed to own by virtue of the applicable constructive ownership provisions, (i) more than 6.50% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of our common stock or (ii) more than 6.50% in value of the aggregate of the outstanding shares of all classes and series of our stock, in each case, excluding any shares of our stock not treated as outstanding for U.S. federal income tax purposes. We refer to these restrictions as the “ownership limits.” In connection with the Formation Transactions and the concurrent private placement to certain members of the Otto family and their affiliates, our board of directors granted waivers to the lineal descendants of Professor Dr. h.c. Werner Otto, their spouses and controlled entities to own stock in excess of the ownership limits (which waiver currently allows them to own up to 21.0% of our outstanding common stock in the aggregate, which can be automatically increased to an amount greater than 21.0% to the extent that their aggregate ownership exceeds such percentage solely as a result of a repurchase by the company of its common stock). The term “Otto family” refers to the lineal descendants and the surviving former spouse of the late Professor Dr. h.c. Werner Otto. Our charter also contains a “foreign ownership limit.” The foreign ownership limit is intended to help us qualify as a “domestically controlled qualified investment entity.” The foreign ownership limit contained in our charter prohibits persons from directly or indirectly owning shares of our capital stock to the extent such ownership would cause more than 49.8% of the value of the shares of our capital stock to be owned, directly or indirectly, by Non-U.S. Persons. For this purpose, a “Non-U.S. Person” is generally defined as a person other than a “United States person,” as defined in Section 7701(a)(30) of the Code, and it includes a “foreign person” as such term is used in the provision of the Code defining a domestically controlled qualified investment entity, though Treasury Regulations promulgated in 2024 provide for a “look-through” approach with respect to our stock that is held through certain entities. The ownership limits and the foreign ownership limit may prevent or delay a change in control and, as a result, could adversely affect our stockholders’ ability to realize a premium for their shares of our common stock.

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

Our policies, including any policies with respect to investments, leverage, financing, growth, debt and capitalization, are determined by our board of directors or those committees or officers to whom our board of directors may delegate such authority. Our board of directors also establishes the amount of any dividends or other distributions that we pay to our stockholders and in September 2024, our board of directors suspended our regular quarterly dividend. Our board of directors or the committees or officers to which such decisions are delegated have the ability to amend or revise these and our other policies at any time without stockholder vote. Accordingly, our stockholders are not entitled to approve changes in our policies, and, while not intending to do so, we may adopt policies that may have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2024, $860.0 million of our outstanding consolidated debt bears interest at 277 basis points over the Term secured overnight financing rate (“SOFR”), where SOFR has been capped at 3.5% through August 2025. Additionally, our unsecured revolving credit facility bears interest at 135 basis points over SOFR with adjustments based on the terms of advances, plus a facility fee of 20 basis points. We may also borrow additional money at variable interest rates in the future. Unless we make arrangements that hedge against the risk of elevated interest rates, increases in interest rates would increase our interest expense under these instruments, increase the cost of refinancing these instruments or issuing new debt, and adversely affect cash flow and our ability to service our indebtedness and make distributions to our stockholders, which could adversely affect the market price of our common stock.

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

As of December 31, 2024, a significant number of our outstanding shares of our common stock are held by our continuing investors and their affiliates who acquired shares through a series of Formation Transactions and concurrent private placements at the time of our initial public offering on November 24, 2014. These shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these shares of our common stock are eligible for future sale and certain of such shares held by our continuing investors have registration rights pursuant to registration rights agreements that we have entered into with those investors. In addition, limited partners of our Operating Partnership, other than us, have the right to require our Operating Partnership to redeem part or all of their common units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the election to redeem, or, at our election, shares of our common stock on a one-for-one basis. The related shares of common stock or securities convertible into, exchangeable for, exercisable for, or repayable with common stock will be available for sale or resale, as the case may be, and such sales or resales, or the perception of such sales or resales, could depress the market price for our common stock.

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

In connection with the registration rights agreement we entered into with the continuing investors who received common units in the Formation Transactions, on March 1, 2024, we filed a shelf registration statement with the SEC to register the primary issuance of the shares of our common stock that they may receive in exchange for their common units. We are required to maintain the effectiveness of this shelf registration statement for as long as the securities registered thereunder continue to qualify as registrable securities.

Future issuances of debt securities and equity securities may negatively affect the market price of shares of our common stock and, in the case of equity securities, may be dilutive to existing stockholders. In addition, share repurchases under our share repurchase program could also increase the volatility of the price of our common stock and could diminish our cash reserves.

Our charter provides that we may issue up to 900,000,000 shares of our common stock, $0.01 par value per share, and up to 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and our charter, our board of directors has the power to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Similarly, the partnership agreement of our Operating Partnership authorizes us to issue an unlimited number of additional common units, which may be exchangeable for shares of our common stock. In addition, share equivalents are available for future issuance under the 2024 Equity Incentive Plan.

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

Even if we qualify as a REIT, we will be subject to certain U.S. federal, state and local taxes on our income and property, including taxes on taxable income that we do not distribute to our stockholders, on net income from certain “prohibited transactions,” and on income from certain activities conducted as a result of foreclosure. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. In addition, we expect to provide certain services that are not customarily provided by a landlord, hold properties for sale and engage in other activities (such as a portion of our management business) through one or more taxable REIT subsidiaries (“TRSs”), and the income of those TRSs will be subject to U.S. federal and state income tax at regular corporate rates. Furthermore, to the extent that we conduct operations outside of the United States, our operations would subject us to applicable non-U.S. taxes, regardless of our status as a REIT for U.S. federal income tax purposes.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is currently 20%. Ordinary dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore are taxable as ordinary income when paid to such stockholders. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends, but such deduction is scheduled to expire for taxable years beginning after December 31, 2025. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

If we are found to have held, acquired or developed property primarily for sale to customers in the ordinary course of business, we may be subject to a 100% “prohibited transactions” tax under U.S. federal tax laws on the gain from disposition of the property unless the disposition qualifies for one or more safe harbor exceptions for properties that have been held by us for at least two years and satisfy certain additional requirements (or the disposition is made through a TRS and, therefore, the gain is subject to corporate U.S. federal income tax).

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

We have indirectly held certain preferred equity investments in entities treated as partnerships for U.S. federal income tax purposes that directly or indirectly owned real property, and we may acquire (directly or indirectly) additional such investments in the future. In such an event, given such treatment as a partnership interest for U.S. federal income tax purposes (unless the instrument is properly treated as debt for U.S. federal income tax purposes), we will generally be treated as owning an interest in the underlying real estate and other assets of the partnership and will be deemed entitled to its proportionate share of the income of the partnership for U.S. federal income tax purposes. As a result, absent sufficient controls to ensure that the underlying real property is operated in compliance with the REIT rules, preferred equity investments may impact our compliance with the REIT income and asset tests. Moreover, the treatment of interest-like preferred returns in a partnership is not clear under the REIT rules and such returns could be treated as non-qualifying income. In addition, in some cases, the proper characterization of debt-like preferred equity investments as indebtedness or as equity for U.S. federal income tax purposes may be unclear. If the IRS successfully re-characterized a preferred equity investment as unsecured debt for U.S. federal income tax purposes, the investment would be subject to various asset test limitations on unsecured debt and our preferred return would be treated as non-qualifying income for purposes of the 75% gross income test. Accordingly, such a recharacterization could impact our compliance with the REIT income and asset tests and/or cause us to be subject to substantial penalty taxes to cure the resulting violations.

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

In the case of an audit of a partnership, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. Thus, for example, an audit assessment attributable to former partners of the Operating Partnership could be shifted to the partners in the year of adjustment. The partnership audit rules also include, among other procedures, an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. It is possible that these partnership audit rules could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership (such as our Operating Partnership).

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

The CITO, who has served in this role for over nine years, regularly reports cybersecurity updates to our Chief Operating Officer who, in his dual role as Chief Financial Officer, is our primary liaison with the Audit Committee. To inform about these updates and help guide cybersecurity related activities across our organization, the CITO has assembled a cybersecurity focus group and steering committee that meets on a quarterly basis and is made up of experienced representatives from various of our cybersecurity risk management consultants, external network security experts and cloud storage providers. These meetings are chaired by the CITO and include discussion of our cybersecurity needs, taking into account the latest industry trends.

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

ITEM 2. PROPERTIES

Portfolio Summary

As of December 31, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

The table below provides additional details about our owned properties comprised of 14 Class A properties aggregating 13.0 million square feet as of December 31, 2024.

(Amounts in thousands, except square feet and per square foot amounts)					Annualized Rent (3)		Square Feet
Property	Paramount Ownership	Number of Buildings	% Leased(1)	% Occupied(2)	Amount	Per Square Foot (4)	In Service	Out of Service	Total
New York:
1633 Broadway	90.0%	1	92.6%	92.4%	$190,307	$84.90	2,530,987	-	2,530,987
1301 Avenue of the Americas	100.0%	1	85.9%	81.5%	122,868	88.34	1,749,363	-	1,749,363
1325 Avenue of the Americas	100.0%	1	94.5%	85.6%	47,299	68.64	824,381	-	824,381
31 West 52nd Street	100.0%	1	66.6%	66.6%	50,676	94.40	773,112	-	773,112
900 Third Avenue (5)	100.0%	1	68.9%	68.9%	29,548	72.65	591,276	-	591,276
712 Fifth Avenue	50.0%	1	74.9%	72.5%	52,795	138.03	527,388	-	527,388
1600 Broadway	9.2%	1	100.0%	100.0%	10,929	324.53	25,693	-	25,693
60 Wall Street (6)	5.0%	1	N/A	N/A	N/A	N/A	-	1,643,651	1,643,651
Subtotal / Weighted Average		8	85.0%	82.6%	$504,422	$88.54	7,022,200	1,643,651	8,665,851
Paramount's Ownership Interest		8	85.0%	82.6%	$449,072	$85.75	6,482,104	82,347	6,564,451

San Francisco:
One Market Plaza	49.0%	2	90.1%	89.6%	163,657	112.55	1,608,499	-	1,608,499
300 Mission Street	31.1%	1	81.4%	81.4%	52,784	99.15	654,009	-	654,009
One Front Street	100.0%	1	76.3%	76.3%	45,344	92.16	645,281	-	645,281
55 Second Street	44.1%	1	85.7%	85.7%	28,062	86.66	377,417	-	377,417
Market Center (7)	67.0%	2	45.4%	44.6%	28,822	85.86	750,372	-	750,372
111 Sutter Street (7)	49.0%	1	50.9%	50.9%	12,356	88.47	276,258	-	276,258
Subtotal / Weighted Average		8	76.0%	75.7%	$331,025	$100.94	4,311,836	-	4,311,836
Paramount's Ownership Interest		8	74.0%	73.7%	$179,692	$99.43	2,441,399	-	2,441,399

Total / Weighted Average		16	81.6%	80.0%	$835,447	$93.15	11,334,036	1,643,651	12,977,687
Paramount's Ownership Interest		16	82.0%	80.1%	$628,764	$89.32	8,923,503	82,347	9,005,850

(1)
Represents the percentage of square feet that is leased, including signed leases not yet commenced.
(2)
Represents the percentage of space for which we have commenced rental revenue in accordance with GAAP.
(3)
Amounts represent the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(4)
Represents office and retail space only.
(5)
We sold a 45.0% equity interest in 900 Third Avenue on January 17, 2025.
(6)
This property is “out-of-service” for redevelopment.
(7)
These assets have been designated as “non-core”.

Tenant Diversification

As of December 31, 2024, our properties were leased to a diverse base of tenants. Our tenants represent a broad array of industries, including legal services, technology and media, financial services, insurance and other professional services. The following table sets forth information regarding the ten largest tenants in our portfolio based on annualized rent as of December 31, 2024.

(Amounts in thousands, except square feet and per square feet amounts)				Our Share of
		Total		Total		Annualized Rent (1)		% of
	Lease	Square Feet		Square Feet			Per Square	Annualized
Tenant	Expiration	Occupied (2)		Occupied (2)		Amount	Foot (2)	Rent
JPMorgan Chase	Jun-2025	219,180		219,180		$18,990	$86.30	3.0%
	Jun-2027	18,148		18,148		1,678	92.46	0.3%
	Dec-2029	81,525		81,525		8,606	105.56	1.3%
	Dec-2030	25,157		25,157		2,451	96.87	0.4%
		344,010		344,010		31,725	91.96	5.0%
Norton Rose Fulbright	Mar-2032	111,589		111,589		10,317	92.46	1.7%
	Sep-2034	179,286		179,286		19,115	102.19	3.0%
		290,875		290,875		29,432	98.46	4.7%
Allianz	Jan-2031	320,911		288,823		29,274	101.36	4.7%
Wilson Sonsini	Aug-2025	61,048		61,048		6,320	103.53	1.0%
	Oct-2032	84,224		41,270		5,009	121.37	0.8%
	Mar-2041	132,207		132,207		10,709	81.00	1.7%
		277,479		234,525		22,038	93.97	3.5%
Morgan Stanley	Mar-2032	260,829		234,749		20,528	87.45	3.3%
Warner Music Group	Jul-2029	288,250		259,428		20,352	77.42	3.2%
Showtime Networks	Jan-2026	253,196		227,879		17,877	76.73	2.8%
Google	Apr-2025	339,833		166,518		16,647	99.53	2.6%
O'Melveny & Myers	Feb-2040	160,708	(3)	160,708	(3)	12,908	80.00	2.1%
Credit Agricole	Apr-2035	159,308		159,308		12,181	75.06	1.9%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)
Represents office and retail space only.
(3)
Excludes 38,014 square feet that is leased through February 2040 but is not currently occupied.

Industry Diversification

The following table sets forth information relating to tenant diversification by industry in our portfolio based on annualized rent as of December 31, 2024.

	Our Share of
(Amounts in thousands, except square feet)	Square Feet	% of Occupied	Annualized	% of Annualized
Industry	Occupied	Square Feet	Rent (1)	Rent
Legal Services	1,622,488	22.7%	$144,926	23.0%
Technology and Media	1,415,545	19.8%	122,978	19.6%
Financial Services - Commercial and Investment Banking	1,233,184	17.2%	107,528	17.1%
Financial Services, all others	1,090,572	15.3%	106,413	16.9%
Insurance	400,965	5.6%	39,687	6.3%
Retail	161,019	2.3%	18,555	3.0%
Travel and Leisure	187,429	2.6%	12,860	2.0%
Other Professional Services	117,590	1.6%	10,750	1.7%
Consumer Products	121,732	1.7%	10,477	1.7%
Other	800,567	11.2%	54,590	8.7%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for leases in place as of December 31, 2024 for each of the five calendar years and thereafter beginning with the year ending December 31, 2025. The information set forth in the table assumes that tenants exercise no renewal options and no early termination rights.

(Amounts in thousands, except square feet)

	Total	Our Share of
Year of	Square Feet of	Square Feet of	Annualized Rent (1)		% of
Lease Expiration (2)	Expiring Leases	Expiring Leases	Amount	Per Square Foot (3)	Annualized Rent
Month to Month	7,065	5,247	$637	$117.49	0.1%

2025	1,243,923	863,453	80,685	93.38	12.6%
2026	1,514,975	1,015,013	91,693	87.93	14.3%
2027	344,183	264,404	24,660	92.95	3.9%
2028	411,395	309,240	25,810	83.47	4.0%
2029	587,671	497,105	41,056	86.74	6.4%
Thereafter	5,137,427	4,366,077	376,640	88.83	58.7%

(1)
Represents the end of the period monthly base rent plus escalations in accordance with the lease terms, multiplied by 12.
(2)
Leases that expire on the last day of the quarter are treated as occupied and are reflected as expiring space in the following quarter.
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

As of December 31, 2024, the vacancy rate of our portfolio (at our share) was 18.0%. During 2025, 868,700 square feet (at our share and including month to month leases), or about 9.7% of the square footage of our portfolio (at our share) is scheduled to expire, which represents approximately 12.7% of our annualized rents.

Real Estate Related Fund Investments

We have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals. The following is a summary of our ownership in these funds.

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) and Paramount Group Real Estate Fund X, LP (“Fund X”) and its parallel fund, Paramount Group Real Estate Fund X-ECI, LP, (“Fund X-ECI”), which invest in real estate and related investments. As of December 31, 2024, our ownership interest in Fund VIII and Fund X was approximately 1.3% and 13.0%, respectively.

We are also the general partner of the Residential Development Fund (“RDF”). RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. As of December 31, 2024, our ownership interest in RDF was approximately 7.4%.

Other

Oder-Center, Germany

We own a 9.5% interest in a joint venture that owns Oder-Center, a shopping center located in Brandenburg, Germany.

745 Fifth Avenue

We own a 1.0% interest in 745 Fifth Avenue, a 35-story 535,314 square foot art deco style building located on the corner of 58th Street and Fifth Avenue, in New York, New York.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of December 31, 2024, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol PGRE.

As of December 31, 2024, there were approximately 81 registered holders of record of our common stock. This figure does not reflect the beneficial ownership of shares of our common stock held in nominee or “street” name.

Dividends

In order to maintain our qualification as a REIT under the Code, we must distribute at least 90% of our taxable income to shareholders (without regard to the deduction for dividends paid and excluding net capital gains). During 2024, we paid three regular quarterly dividends aggregating $0.1050 per share of common stock, which we believe is sufficient to meet our annual REIT distribution requirement, and accordingly, in September 2024, we suspended our regular quarterly dividend. The decision by our board of directors to suspend our regular quarterly dividend aligns with our commitment to fortify our balance sheet and maintain financial flexibility. The timing and frequency of future dividends will be authorized by our board of directors, in its sole discretion, depending on a variety of factors, including our financial performance, our debt service requirements, our capital expenditure requirements, the requirements to maintain our qualification as a REIT and other factors that our board of directors may deem relevant from time to time. See Item 1A, Risk Factors, and Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may affect our ability to make distributions to our shareholders.

Performance Graph

The following graph is a comparison of the cumulative return of our common stock, the MSCI US REIT/Office REIT Index (the “Office REIT Index”) and the National Association of Real Estate Investment Trusts (“Nareit”) All Equity REIT Index (the “All Equity REIT Index”). The graph assumes that $100 was invested on December 31, 2019 in our common stock, the Office REIT Index and the All Equity REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Return
$200
$150
$100
$50
$-
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Paramount Group, Inc.
Office REIT Index
All Equity REIT Index

	December 31,
	2019	2020	2021	2022	2023	2024
Paramount Group, Inc.	$100.00	$68.02	$64.65	$48.08	$43.54	$42.25
Office REIT Index	100.00	79.69	96.52	61.36	61.79	74.75
All Equity REIT Index	100.00	94.88	134.06	100.62	112.04	117.56

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	36,187,446	(1)	$7.00	(2)	13,949,540
Equity compensation plans not approved by stockholders	-		-		-
Total	36,187,446		$7.00		13,949,540

(1)
Consists of (i) 966,693 shares of common stock issuable upon the exercise of outstanding options granted pursuant to our 2024 Equity Incentive Plan (the “Plan”), (ii) 16,956,285 shares of common stock issuable in exchange for common units issued or which may, upon the satisfaction of certain conditions, be issuable pursuant to long-term incentive plan units of our Operating Partnership (“LTIP units”) that were previously granted pursuant to the Plan, (iii) 7,327,185 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of outstanding Appreciation Only LTIP units of our Operating Partnership (“AOLTIPs”) granted pursuant to the Plan, (iv) 7,518,519 shares of common stock issuable in exchange for common units which may be issuable upon the exercise of Performance-Based AOLTIP units granted pursuant to the Plan and (v) 3,418,764 shares of common stock issuable in exchange for common units issued, pursuant to LTIP units that were previously granted outside of the Plan in connection with our initial public offering. 4,379,160 LTIP units of the 16,956,285 LTIP units and the 7,518,519 Performance-Based AOLTIP units remain subject to the achievement of the requisite Performance-Based vesting criteria.
(2)
Represents the weighted average exercise price of outstanding options, AOLTIP units, and Performance-Based AOLTIP units. The outstanding LTIP units and the common units into which they were converted or are convertible into do not have an exercise price and accordingly, are not included in the weighted-average exercise price calculation.

Recent Purchases of Equity Securities

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months and year ended December 31, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Overview

We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district (“CBD”) submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of December 31, 2024.

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

Business Overview

Dispositions

900 Third Avenue

On January 17, 2025, we sold a 45.0% equity interest in 900 Third Avenue, a 600,000 square foot Class A office building located in New York, at a gross asset valuation of $210,000,000, and retained net proceeds of approximately $94,000,000, of which $9,450,000 was received in the fourth quarter and the balance was received at closing.

Financings

One Market Plaza

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

Unconsolidated Joint Ventures

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture is redeveloping the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 non-recourse mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

In August 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. The joint venture is currently working with the lenders to sell the property.

Revolving Credit Facility

On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility to permit the disposition of a 45.0% equity interest in 900 Third Avenue. In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025.

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering (“IPO”). We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could have been between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the year ended December 31, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results – Year Ended December 31, 2024

The following table presents the details on the leases signed during the year ended December 31, 2024. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Year Ended December 31, 2024	Total	New York	San Francisco
Total square feet leased	763,449 (1)	424,723	338,726 (1)
Pro rata share of square feet leased:	519,961	377,136	142,825
Initial rent (2)	$ 76.50	$ 74.23	$ 82.48
Weighted average lease term (in years)	8.6	10.6	3.5

Tenant improvements and leasing commissions:
Per square foot	$ 102.61	$ 128.04	$ 35.45
Per square foot per annum	$ 11.90	$ 12.10	$ 10.26
Percentage of initial rent	15.6%	16.3%	12.4%

Rent concessions:
Average free rent period (in months)	7.1	8.8	2.5
Average free rent period per annum (in months)	0.8	0.8	0.7

Second generation space: (3)
Square feet	365,978	223,153	142,825
Cash basis:
Initial rent (2)	$ 76.59	$ 72.82	$ 82.48
Prior escalated rent (4)	$ 81.90	$ 78.21	$ 87.66
Percentage decrease	(6.5%)	(6.9%)	(5.9%)
GAAP basis:
Straight-line rent	$ 74.33	$ 69.78	$ 81.45
Prior straight-line rent	$ 80.98	$ 75.82	$ 89.04
Percentage decrease	(8.2%)	(8.0%)	(8.5%)

(1)
Includes an aggregate of 98,685 square feet leased at Market Center and 111 Sutter Street, which have been designated as “non-core” assets and accordingly excluded from the statistics presented in the table below.
(2)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(3)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(4)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of December 31, 2024	84.8%	85.0%	83.8%
As of December 31, 2023	90.1%	90.2%	89.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results – Year Ended December 31, 2024

In the year ended December 31, 2024, we leased 763,449 square feet, of which 664,764 was leased in our same store portfolio. Of the 664,764 square feet leased, our share was 519,961 square feet that was leased at a weighted average initial rent of $76.50 per square foot. This leasing activity, offset by lease expirations during the year, decreased same store leased occupancy by 530 basis points to 84.8% at December 31, 2024 from 90.1% at December 31, 2023. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street in our New York portfolio.

Of the 763,449 square feet leased in the year, 365,978 square feet represented our share of second generation space for which rental rates decreased by 6.5% on a cash basis and 8.2% on a GAAP basis. The weighted average lease term for leases signed during the year was 8.6 years and weighted average tenant improvements and leasing commissions on these leases were $11.90 per square foot per annum, or 15.6% of initial rent.

New York

In the year ended December 31, 2024, we leased 424,723 square feet in our New York portfolio, of which our share was 377,136 square feet that was leased at a weighted average initial rent of $74.23 per square foot. This leasing activity, offset by lease expirations in the year, decreased same store leased occupancy by 520 basis points to 85.0% at December 31, 2024 from 90.2% at December 31, 2023. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Clifford Chance’s lease in June 2024 at 31 West 52nd Street.

Of the 424,723 square feet leased in the year, 223,153 square feet represented our share of second generation space for which rental rates decreased by 6.9% on a cash basis and 8.0% on a GAAP basis. The weighted average lease term for leases signed during the year was 10.6 years and weighted average tenant improvements and leasing commissions on these leases were $12.10 per square foot per annum, or 16.3% of initial rent.

San Francisco

In the year ended December 31, 2024, we leased 338,726 square feet in our San Francisco portfolio, of which 240,041 square feet was leased in our same store portfolio. Of the 240,041 square feet leased, our share was 142,825 square feet that was leased at a weighted average initial rent of $82.48 per square foot. This leasing activity, offset by lease expirations in the year, decreased same store leased occupancy by 600 basis points to 83.8% at December 31, 2024 from 89.8% at December 31, 2023.

Of the 338,726 square feet leased in the year, 142,825 square feet represented our share of second generation space for which rental rates decreased by 5.9% on a cash basis and 8.5% on a GAAP basis. The weighted average lease term for leases signed during the year was 3.5 years and weighted average tenant improvements and leasing commissions on these leases were $10.26 per square foot per annum, or 12.4% of initial rent.

Financial Results – Years Ended December 31, 2024 and 2023

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $46,288,000, or $0.21 per diluted share, for the year ended December 31, 2024, compared to $259,744,000, or $1.20 per diluted share, for the year ended December 31, 2023. Net loss attributable to common stockholders for the year ended December 31, 2024 includes (i) $30,888,000, or $0.14 per diluted share, for our share of non-cash real estate impairment losses related to investments in unconsolidated joint ventures, and (ii) $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. Net loss attributable to common stockholders for the year ended December 31, 2023 includes (i) $208,069,000, or $0.96 per diluted share, for our share of non-cash real estate impairment losses related to investments in unconsolidated joint ventures, and (ii) non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street and (iii) $13,032,000, or $0.06 per diluted share, for our share of realized and unrealized losses on consolidated real estate related fund investments.

Funds from Operations (“FFO”) attributable to common stockholders was $178,821,000, or $0.82 per diluted share, for year ended December 31, 2024, compared to $177,998,000, or $0.82 per diluted share, for the year ended December 31, 2023. FFO attributable to common stockholders for the year ended December 31, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the year ended December 31, 2023 includes non-cash straight-line rent receivable write-offs aggregating $12,993,000, or $0.06 per diluted share, related to the terminated SVB Securities lease at 1301 Avenue of the Americas and the surrendered JPMorgan Chase space at One Front Street. FFO attributable to common stockholders for the years ended December 31, 2024 and 2023 also includes the impact of other non-core items, which are listed in the table on page 62. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the year ended December 31, 2024 by $5,715,000, or $0.02 per diluted share, and decreased FFO attributable to common stockholders for the year ended December 31, 2023 by $8,799,000, or $0.04 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 62, was $173,106,000 or $0.80 per diluted share, for the year ended December 31, 2024, compared to $186,797,000, or $0.86 per diluted share, for the year ended December 31, 2023.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the year ended December 31, 2024 versus December 31, 2023.

	Total	New York	San Francisco
Same Store NOI	(0.9%)	(0.6%)	(1.5%)
Same Store Cash NOI	(1.1%)	(6.7%)	12.7%

See pages 58 - 62 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations – Years Ended December 31, 2024 and 2023

The following pages summarize our consolidated results of operations for the years ended December 31, 2024 and 2023. The results of operations for the years ended December 31, 2023 compared to December 31, 2022 was included in our Annual Report on Form 10-K for the year ended December 31, 2023 on page 51, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” which was filed with the SEC on February 14, 2024.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	Change
Revenues:
Rental revenue	$721,750	$711,470	$10,280
Fee and other income	35,701	31,318	4,383
Total revenues	757,451	742,788	14,663
Expenses:
Operating	303,278	293,965	9,313
Depreciation and amortization	239,542	250,644	(11,102)
General and administrative	66,333	61,986	4,347
Transaction related costs	923	422	501
Total expenses	610,076	607,017	3,059
Other income (expense):
Loss from real estate related fund investments	(128)	(96,375)	96,247
Income (loss) from unconsolidated real estate related funds	273	(822)	1,095
Loss from unconsolidated joint ventures	(47,359)	(270,298)	222,939
Interest and other income, net	30,455	14,837	15,618
Interest and debt expense	(166,952)	(152,990)	(13,962)
Loss before income taxes	(36,336)	(369,877)	333,541
Income tax expense	(2,058)	(1,426)	(632)
Net loss	(38,394)	(371,303)	332,909
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(22,462)	(20,464)	(1,998)
Consolidated real estate related funds	10,292	109,795	(99,503)
Operating Partnership	4,276	22,228	(17,952)
Net loss attributable to common stockholders	$(46,288)	$(259,744)	$213,456

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $757,451,000 for the year ended December 31, 2024, compared to $742,788,000 for the year ended December 31, 2023, an increase of $14,663,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(471)	$(2,849)	(1)	$2,378	(2)	$-
Non-cash write-offs of straight-line rent receivables	14,436	6,917	(3)	7,519	(3)	-
Lease termination income	(3,270)	(3,320)	(4)	50		-
Other, net	(415)	-		234		(649)
Increase (decrease) in rental income	$10,280	$748		$10,181		$(649)

Fee and other income
Fee income
Asset management	$(2,235)	$-		$-		$(2,235)
Property management	(618)	-		-		(618)
Acquisition, disposition, leasing and other	3,136	-		-		3,136
Increase in fee income	283	-		-		283
Other income
Same store operations	4,100	1,408		351		2,341
Increase in other income	4,100	1,408		351		2,341
Increase in fee and other income	$4,383	$1,408		$351		$2,624

Total increase in revenues	$14,663	$2,156		$10,532		$1,975

(1)
Primarily due to lower average occupancy at 31 West 52nd Street and 900 Third Avenue, partially offset by higher average occupancy at 1301 Avenue of the Americas.
(2)
Primarily due to a true-up of billings in the current year, partially offset by lower average occupancy at One Front Street.
(3)
Primarily due to write-offs in the prior year related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.
(4)
Primarily due to income of $7,532 in the prior year in connection with a tenant’s lease termination at 1633 Broadway, partially offset by income of $4,320 in the current year in connection with a tenant’s lease termination at 31 West 52nd Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative, and transaction related costs, were $610,076,000 for the year ended December 31, 2024, compared to $607,017,000 for the year ended December 31, 2023, an increase of $3,059,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$5,110	$3,767	(1)	$1,343	(1)	$-
Other, net	4,203	2,088		-		2,115
Increase in operating	$9,313	$5,855		$1,343		$2,115

Depreciation and amortization
Operations	$(11,102)	$(5,160)	(2)	$(5,721)	(3)	$(221)
Decrease in depreciation and amortization	$(11,102)	$(5,160)		$(5,721)		$(221)

General and administrative
Operations	$4,347	$-		$-		$4,347	(4)
Increase in general and administrative	$4,347	$-		$-		$4,347

Increase in transaction related costs	$501	$-		$-		$501

Total increase (decrease) in expenses	$3,059	$695		$(4,378)		$6,742

(1)
Primarily due to higher real estate taxes and insurance expense.
(2)
Primarily due to write-off of tenant improvements in the prior year at 1633 Broadway and 1325 Avenue of the Americas.
(3)
Primarily due to a write-off of deferred leasing commissions in the prior year in connection with the surrendered JPMorgan Chase space at One Front Street.
(4)
Primarily due to higher payroll and fringe benefits.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments represents loss attributable to Fund X and was $128,000 for the year ended December 31, 2024, compared to $96,375,000 for the year ended December 31, 2023, a decrease in loss of $96,247,000. This decrease resulted primarily from $107,722,000 of realized and unrealized losses on mezzanine loan investments in the prior year, partially offset by investment income from Fund X of $11,347,000 in the same period.

Income (Loss) from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $273,000 for the year ended December 31, 2024, compared to loss from unconsolidated real estate related funds of $822,000 for the year ended December 31, 2023, an increase in income of $1,095,000. This increase resulted primarily from unrealized losses on mezzanine loan investments in the prior year.

Loss from Unconsolidated Joint Ventures

Loss from unconsolidated joint ventures was $47,359,000 for the year ended December 31, 2024, compared to $270,298,000 for the year ended December 31, 2023, a decrease in loss of $222,939,000. Below are the details.

	For the Year Ended December 31,		Decrease
(Amounts in thousands)	2024	2023	in loss
Our share of real estate impairment loss:
55 Second Street	$(29,818)	$(52,590)
Oder-Center, Germany	(3,915)	-
Market Center	-	(148,906)
60 Wall Street	-	(24,734)
	(33,733)	(226,230)
RDF's share of:
Impairment loss related to residential condominium units at One Steuart Lane	(11,328)	(23,942)
Other, net	(249)	(4,785)
	(11,577)	(28,727)
Equity in earnings:
Market Center (our share of net loss recognized in 2023) (1)	-	(12,608)
Other, net	(2,049)	(2,733)
	(2,049)	(15,341)
Total	$(47,359)	$(270,298)	$222,939

(1)
In the fourth quarter of 2023, we discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint venture and recognize losses to the extent we make cash contributions to the joint venture.

Interest and Other Income, net

Interest and other income, net was $30,455,000 for the year ended December 31, 2024, compared to $14,837,000 for the year ended December 31, 2023, an increase in income of $15,618,000. This increase resulted primarily from $15,437,000 of a non-cash gain on extinguishment of a tax liability related to our initial public offering in the current year.

Interest and Debt Expense

Interest and debt expense was $166,952,000 for the year ended December 31, 2024, compared to $152,990,000 for the year ended December 31, 2023, an increase of $13,962,000. This increase resulted primarily from (i) higher interest expense on the $360,000,000 variable rate portion of our debt at 1301 Avenue of the Americas and (ii) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024.

Income Tax Expense

Income tax expense was $2,058,000 for the year ended December 31, 2024, compared to $1,426,000 for the year ended December 31, 2023, an increase of $632,000. This increase resulted primarily from higher taxable income attributable to our taxable REIT subsidiaries in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $22,462,000 for the year ended December 31, 2024, compared to $20,464,000 for the year ended December 31, 2023, a $1,998,000 increase in net income attributable to noncontrolling interests in consolidated joint ventures. This increase in income resulted primarily from higher net income attributable to noncontrolling interests in 300 Mission Street.

Net Loss Attributable to Noncontrolling Interest in Consolidated Real Estate Related Funds

Net loss attributable to noncontrolling interests in consolidated real estate related funds was $10,292,000 for the year ended December 31, 2024, compared to $109,795,000 for the year ended December 31, 2023, a decrease in net loss attributable to noncontrolling interests in consolidated real estate related funds of $99,503,000. This decrease in loss resulted primarily from the noncontrolling interests’ share of (i) $107,722,000 of realized and unrealized losses on mezzanine loan investments held by Fund X in the prior year and (ii) $23,942,000 of impairment losses related to residential condominium units at One Steuart Lane in the prior year partially offset by (iii) $11,328,000 of impairment losses related to residential condominium units at One Steuart Lane in the current year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $4,276,000 for the year ended December 31, 2024, compared to $22,228,000 for the year ended December 31, 2023, a decrease in net loss allocated to noncontrolling interests of $17,952,000. This decrease in loss resulted from lower net loss subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our revolving credit facility. As of December 31, 2024, we had $1.30 billion of liquidity comprised of $375,056,000 of cash and cash equivalents and $180,391,000 of restricted cash and $750,000,000 of borrowing capacity under our revolving credit facility. On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility to permit the disposition of a 45.0% equity interest in 900 Third Avenue at a gross asset valuation of $210,000,000. In connection therewith, we modified our revolving credit facility to, among other things, limit borrowings under the credit facility to $200,000,000, through June 30, 2025. We retained net proceeds of approximately $94,000,000 from the disposition of the 45.0% equity interest in 900 Third Avenue. We expect that these sources will provide adequate liquidity over the next 12 months for all anticipated needs, including scheduled interest payments on our outstanding indebtedness, existing and anticipated capital improvements, the cost of securing new and renewal leases, and all other capital needs related to the operations of our business.

The following table provides a summary of our material cash requirements as of December 31, 2024.

	Payments due by period
		Less than	1-3	3-5
(Amounts in thousands)	Total	1 year	years	years	Thereafter
Our share of:
Consolidated debt (including interest expense) (1)	$3,314,293	$138,648	$1,984,664	$1,190,981	$-
Unconsolidated debt (including interest expense) (1)	401,921	97,729	244,926	48,251	11,015
Tenant obligations	55,433	55,433	-	-	-
Construction obligations	53,888	44,888	6,000	3,000	-
Leasing commissions	5,243	2,449	2,794	-	-
Other	8,218	72	151	160	7,835
Total (2)	$3,838,996	$339,219	$2,238,535	$1,242,392	$18,850

(1)
Interest expense is calculated using contractual rates for fixed rate debt and the rates in effect as of December 31, 2024 for variable rate debt.
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

Consolidated Debt

As of December 31, 2024, our outstanding consolidated debt aggregated $3.7 billion. We had no amounts outstanding under our revolving credit facility and none of our consolidated debt matures until June 2026. We may refinance any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

At December 31, 2024, we had $750,000,000 of borrowing capacity under our revolving credit facility that is scheduled to mature in March 2026, and has two six-month extension options. The interest rate on the credit facility is 135 basis points over SOFR with adjustments based on the terms of advances, plus a credit facility fee of 20 basis points. The credit facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The credit facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio to not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The credit facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility to permit the disposition of a 45.0% equity interest in 900 Third Avenue. In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025.

Dividend Policy

In September 2024, we suspended our regular quarterly dividend. During 2024, we paid three regular quarterly dividends aggregating $0.1050 per share of common stock, which we believe is sufficient to meet our annual REIT distribution requirement. The decision by our board of directors to suspend our regular quarterly dividend aligns with our commitment to fortify our balance sheet and maintain financial flexibility. The timing and frequency of future dividends will be authorized by our board of directors, in its sole discretion, depending on a variety of factors, including our financial performance, our debt service requirements, our capital expenditure requirements, the requirements to maintain our qualification as a REIT and other factors that our board of directors may deem relevant from time to time.

Off Balance Sheet Arrangements

As of December 31, 2024, our unconsolidated joint ventures had $1.79 billion of outstanding indebtedness, of which our share was $635,256,000. In August 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. The joint venture is currently working with the lenders to sell the property. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the year ended December 31, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of December 31, 2024, we have an $18,028,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering (“IPO”). We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could have been between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

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

Cash Flows

Cash and cash equivalents and restricted cash were $555,447,000, $509,599,000, $449,817,000 and $529,666,000 as of December 31, 2024, 2023, 2022 and 2021, respectively. Cash and cash equivalents and restricted cash increased by $45,848,000 for the year ended December 31, 2024, increased by $59,782,000 for the year ended December 31, 2023, and decreased by $79,849,000 for the year ended December 31, 2022. The following table sets forth the changes in cash flows.

	For the Year Ended December 31,
(Amount in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$264,926	$277,859	$246,637
Investing activities	(109,106)	(160,098)	(152,583)
Financing activities	(109,972)	(57,979)	(173,903)

Operating Activities

Year Ended December 31, 2024 – We generated $264,926,000 of cash from operating activities for the year ended December 31, 2024, primarily from (i) $251,878,000 of net income (before $290,272,000 of non-cash adjustments), (ii) $759,000 of distributions from unconsolidated joint ventures and real estate related funds, and (iii) $12,289,000 of net changes in operating assets and liabilities. Non-cash adjustments of $290,272,000 were primarily comprised of depreciation and amortization, non-cash gain on extinguishment of a tax liability related to our initial public offering, loss from investments in unconsolidated joint ventures (including our share of real estate impairment losses), straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2023 – We generated $277,859,000 of cash from operating activities for the year ended December 31, 2023, primarily from (i) $275,142,000 of net income (before $646,445,000 of non-cash adjustments) and (ii) $17,213,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $14,496,000 of net changes in operating assets and liabilities. Non-cash adjustments of $646,445,000 were primarily comprised of depreciation and amortization, realized and unrealized losses on real estate related fund investments, loss from investments in unconsolidated joint ventures (including our share of real estate impairment losses), straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Year Ended December 31, 2022 – We generated $246,637,000 of cash from operating activities for the year ended December 31, 2022, primarily from (i) $272,434,000 of net income (before $300,631,000 of non-cash adjustments) and (ii) $2,642,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $28,439,000 of net changes in operating assets and liabilities. Non-cash adjustments of $300,631,000 were primarily comprised of depreciation and amortization, loss from investments in unconsolidated joint ventures (including our share of real estate impairment losses), straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

Investing Activities

Year Ended December 31, 2024 – We used $109,106,000 of cash for investing activities for the year ended December 31, 2024, for (i) $118,158,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $2,740,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $10,000,000 of proceeds from the repayment of a mezzanine loan investment, and (iv) $1,792,000 of a distribution of capital from an unconsolidated joint venture.

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

Financing Activities

Year Ended December 31, 2024 – We used $109,972,000 of cash for financing activities for the year ended December 31, 2024, primarily for (i) $975,000,000 for repayment of notes and mortgages payable in connection with the modification and extension of the One Market Plaza non-recourse mortgage loan and $10,649,000 for payment of the related debt issuance costs, (ii) $25,118,000 for dividends and distributions to common stockholders and unitholders, (iii) $18,311,000 for distributions to noncontrolling interests in Fund X and RDF, (iv) $3,267,000 for distributions to noncontrolling interests in 1633 Broadway, and (v) $186,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings, partially offset by (vi) $850,000,000 of proceeds from notes and mortgages payable in connection with the modification and extension of the One Market Plaza non-recourse mortgage loan, (vii) $62,220,000 of contributions from noncontrolling interests in One Market Plaza, (viii) $9,450,000 of a deposit received for the sale of a 45.0% equity interest in 900 Third Avenue and (ix) $889,000 of contributions from noncontrolling interests in Fund X.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also use Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at property level. The following tables present reconciliations of our net income or loss to NOI and Cash NOI for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(38,394)	$(21,707)	$33,047	$(49,734)
Adjustments to arrive at NOI:
Fee income	(21,880)	-	-	(21,880)
Depreciation and amortization	239,542	161,708	73,013	4,821
General and administrative	66,333	-	-	66,333
Loss from real estate related fund investments	128	-	-	128
Loss from unconsolidated joint ventures	47,359	1,524	30,221	15,614
NOI from unconsolidated joint ventures	23,666	16,148	7,445	73
Interest and other income, net	(30,455)	(3,706)	(1,727)	(25,022)
Interest and debt expense	166,952	114,880	49,027	3,045
Income tax expense	2,058	16	84	1,958
Other, net	650	-	-	650
Amounts attributable to noncontrolling interests in consolidated joint ventures	(92,096)	(10,081)	(82,015)	-
Paramount's share of NOI	$363,863	$258,782	$109,095	$(4,014)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(8,082)	(19,911)	11,829	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,446)	(3,043)	(3,403)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(3,566)	(537)	(3,029)	-
Paramount's share of Cash NOI	$345,769	$235,291	$114,492	$(4,014)

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net loss to NOI and Cash NOI:
Net loss	$(371,303)	$(31,921)	$(169,650)	$(169,732)
Adjustments to arrive at NOI:
Fee income	(21,597)	-	-	(21,597)
Depreciation and amortization	250,644	166,868	78,734	5,042
General and administrative	61,986	-	-	61,986
Loss from real estate related fund investments	96,375	-	-	96,375
Loss from unconsolidated joint ventures	270,298	25,001	216,532	28,765
NOI from unconsolidated joint ventures	20,694	12,880	7,681	133
Interest and other income, net	(14,837)	(2,445)	(2,108)	(10,284)
Interest and debt expense	152,990	98,906	51,043	3,041
Income tax expense (benefit)	1,426	5	(75)	1,496
Other, net	1,244	-	-	1,244
Amounts attributable to noncontrolling interests in consolidated joint ventures	(89,948)	(11,007)	(78,941)	-
Paramount's share of NOI	$357,972	$258,287	$103,216	$(3,531)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(5,635)	1,625	(7,260)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(6,662)	(2,509)	(4,153)	-
Accounts attributable to noncontrolling interests in consolidated joint ventures	9,139	(552)	9,691	-
Paramount's share of Cash NOI	$354,814	$256,851	$101,494	$(3,531)

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(28,197)	$23,925	$251	$(52,373)
Adjustments to arrive at NOI:
Fee income	(28,421)	-	-	(28,421)
Depreciation and amortization	232,517	156,036	72,190	4,291
General and administrative	59,487	-	-	59,487
Loss from real estate related fund investments	2,233	-	-	2,233
Loss from unconsolidated joint ventures	53,251	98	48,538	4,615
NOI from unconsolidated joint ventures	21,278	13,257	7,733	288
Interest and other income, net	(5,174)	(712)	(669)	(3,793)
Interest and debt expense	143,864	89,964	50,850	3,050
Income tax expense	3,265	13	4	3,248
Other, net	1,709	-	-	1,709
Amounts attributable to noncontrolling interests in consolidated joint ventures	(82,587)	(10,384)	(72,203)	-
Paramount's share of NOI	$373,225	$272,197	$106,694	$(5,666)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(13,997)	(17)	(13,980)	-
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(2,941)	1,916	(4,857)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	5,246	(818)	6,064	-
Paramount's share of Cash NOI	$361,533	$273,278	$93,921	$(5,666)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the years ended December 31, 2024 and 2023. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Year Ended December 31, 2024
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the year ended December 31, 2024 (1)	$363,863	$258,782		$109,095		$(4,014)
Non-same store adjustments:
Lease termination income	(4,345)	(4,320)		(25)		-
Other, net	7,358	3,335		9		4,014
Paramount's share of Same Store NOI for the year ended December 31, 2024	$366,876	$257,797		$109,079		$-

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York		San Francisco		Other
Paramount's share of NOI for the year ended December 31, 2023 (1)	$357,972	$258,287		$103,216		$(3,531)
Non-same store adjustments:
Lease termination income	(6,887)	(6,887)		-		-
Non-cash write-offs of straight-line rent receivables	14,346	6,917	(2)	7,429	(2)	-
Other, net	4,744	1,089		124		3,531
Paramount's share of Same Store NOI for the year ended December 31, 2023	$370,175	$259,406		$110,769		$-

% Decrease	(0.9%)	(0.6%)		(1.5%)

(1)
See page 58 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Includes write-offs related to the terminated SVB Securities lease at 1301 Avenue of the Americas in our New York portfolio and the surrendered JPMorgan Chase space at One Front Street in our San Francisco portfolio.

	For the Year Ended December 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2024 (1)	$345,769	$235,291	$114,492	$(4,014)
Non-same store adjustments:
Lease termination income	(4,345)	(4,320)	(25)	-
Other, net	7,358	3,335	9	4,014
Paramount's share of Same Store Cash NOI for the year ended December 31, 2024	$348,782	$234,306	$114,476	$-

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the year ended December 31, 2023 (1)	$354,814	$256,851	$101,494	$(3,531)
Non-same store adjustments:
Lease termination income	(6,887)	(6,887)	-	-
Other, net	4,744	1,089	124	3,531
Paramount's share of Same Store Cash NOI for the year ended December 31, 2023	$352,671	$251,053	$101,618	$-

% Decrease	(1.1%)	(6.7%)	12.7%

(1)
See page 58 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.

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

The following table presents a reconciliation of net income or loss to FFO and Core FFO.

	For the Year Ended December 31,
	2024	2023	2022
Reconciliation of net loss to FFO and Core FFO:
Net loss	$(38,394)	$(371,303)	$(28,197)
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	250,986	286,410	271,789
Our share of non-cash real estate impairment losses related to unconsolidated joint ventures	33,733	226,230	31,685
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(51,085)	50,142	(48,115)
FFO attributable to the Operating Partnership	195,240	191,479	227,162
Amounts attributable to noncontrolling interests in the Operating Partnership	(16,419)	(13,481)	(17,063)
FFO attributable to common stockholders	$178,821	$177,998	$210,099
Per diluted share	$0.82	$0.82	$0.95

FFO attributable to the Operating Partnership	$195,240	$191,479	$227,162
Adjustments for non-core items:
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-	-
Non-core assets (1)	-	(2,122)	(11,166)
Our share of realized and unrealized gains and losses from consolidated and unconsolidated real estate related funds	69	14,978	2,890
Other, net (primarily adjustments related to unconsolidated joint ventures)	9,139	(3,301)	4,298
Core FFO attributable to the Operating Partnership	189,011	201,034	223,184
Amounts attributable to noncontrolling interests in the Operating Partnership	(15,905)	(14,237)	(17,412)
Core FFO attributable to common stockholders	$173,106	$186,797	$205,772
Per diluted share	$0.80	$0.86	$0.93

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	217,240,620	216,922,235	221,309,938
Effect of dilutive securities	31,354	20,527	31,487
Denominator for FFO and Core FFO per diluted share	217,271,974	216,942,762	221,341,425

(1)
Represents Market Center and 111 Sutter Street.

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of December 31, 2024.

Property	Rate	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$500,000	$-	$-	$-	$-	$500,000	$481,158
300 Mission Street	4.50%	-	232,050	-	-	-	-	232,050	223,320
One Market Plaza	4.08%	-	-	850,000	-	-	-	850,000	827,569
1633 Broadway	2.99%	-	-	-	-	1,250,000	-	1,250,000	1,018,513
Total Fixed Rate Debt	3.58%	$-	$732,050	$850,000	$-	$1,250,000	$-	$2,832,050	$2,550,560

Variable Rate Debt:
1301 Avenue of the Americas (1)	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$861,566
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$861,566

Total Consolidated Debt	4.21%	$-	$1,592,050	$850,000	$-	$1,250,000	$-	$3,692,050	$3,412,126

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See table below.

In addition to the above, our unconsolidated joint ventures had $1.79 billion of outstanding indebtedness as of December 31, 2024, of which our share was $635,256,000.

The tables below provide additional details on our interest rate swaps and caps as of December 31, 2024.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$-	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$-	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$3,650	$-
1301 Avenue of the Americas	360,000	Aug-2023	Aug-2024	SOFR	4.50%	-	1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$3,650	$1,263

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable interest rates.

	December 31, 2024			December 31, 2023
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance		Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$860,000	6.27%	$8,600	$360,000		8.18%
Fixed rate	2,113,680	3.45%	-	2,674,930	(1)	3.27%
	$2,973,680	4.26%	$8,600	$3,034,930		3.86%

Paramount's share of debt of non-consolidated entities (non-recourse):
Variable rate	$379,216	6.31%	$3,792	$117,913		7.51%
Fixed rate	256,040	4.03%	-	511,025		3.32%
	$635,256	5.39%	$3,792	$628,938		4.11%

Noncontrolling interests' share of above			$(1,045)
Total change in annual net income			$11,347
Per diluted share			$0.05

(1)
Includes floating rate debt that had been swapped to fixed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
•
We evaluated management’s assumptions, including management’s intended hold periods. We engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer to evaluate the assumptions utilized in determining the intended hold periods. We corroborated whether an asset is being actively marketed for sale with external tools utilized by our fair value specialists, including industry intelligence and marketing platforms.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the assumptions used by management, including discount rates, future market rents, down-time leasing period and terminal capitalization rates for certain properties, for which impairment indicators have been identified.
•
We evaluated the reasonableness of management’s projected estimated future cash flow analyses by comparing management’s projections to historical results.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since 2014.

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share, unit and per share amounts)
Assets	December 31, 2024	December 31, 2023
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,325,097	6,250,379
	8,291,334	8,216,616
Accumulated depreciation and amortization	(1,639,529)	(1,471,819)
Real estate, net	6,651,805	6,744,797
Cash and cash equivalents	375,056	428,208
Restricted cash	180,391	81,391
Accounts and other receivables	18,229	18,053
Real estate related fund investments	-	775
Investments in unconsolidated real estate related funds	4,649	4,549
Investments in unconsolidated joint ventures	85,952	132,239
Deferred rent receivable	356,425	351,209
Deferred charges, net of accumulated amortization of $91,818 and $82,265	100,684	108,751
Intangible assets, net of accumulated amortization of $147,133 and $194,536	50,492	68,005
Other assets	47,820	68,238
Total assets (1)	$7,871,503	$8,006,215

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $15,420 and $13,566	$3,676,630	$3,803,484
Revolving credit facility	-	-
Accounts payable and accrued expenses	119,881	114,463
Dividends and distributions payable	-	8,360
Intangible liabilities, net of accumulated amortization of $93,748 and $108,817	20,870	28,003
Other liabilities	44,625	37,017
Total liabilities (1)	3,862,006	3,991,327
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 217,527,797 and 217,366,089 shares in 2024 and 2023, respectively	2,175	2,173
Additional paid-in-capital	4,144,301	4,133,801
Earnings less than distributions	(1,005,627)	(943,935)
Accumulated other comprehensive income	428	11,246
Paramount Group, Inc. equity	3,141,277	3,203,285
Noncontrolling interests in:
Consolidated joint ventures	495,340	413,925
Consolidated real estate related funds	82,875	110,589
Operating Partnership (20,057,699 and 19,468,095 units outstanding)	290,005	287,089
Total equity	4,009,497	4,014,888
Total liabilities and equity	$7,871,503	$8,006,215

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 91.6% as of December 31, 2024. As of December 31, 2024, the assets and liabilities of the Operating Partnership include $3,834,072 and $2,393,672 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 12, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Amounts in thousands, except share and per share amounts)	2024	2023	2022
Revenues:
Rental revenue	$721,750	$711,470	$702,819
Fee and other income	35,701	31,318	37,558
Total revenues	757,451	742,788	740,377
Expenses:
Operating	303,278	293,965	277,422
Depreciation and amortization	239,542	250,644	232,517
General and administrative	66,333	61,986	59,487
Transaction related costs	923	422	470
Total expenses	610,076	607,017	569,896
Other income (expense):
Loss from real estate related fund investments	(128)	(96,375)	(2,233)
Income (loss) from unconsolidated real estate related funds	273	(822)	(1,239)
Loss from unconsolidated joint ventures	(47,359)	(270,298)	(53,251)
Interest and other income, net	30,455	14,837	5,174
Interest and debt expense	(166,952)	(152,990)	(143,864)
Loss before income taxes	(36,336)	(369,877)	(24,932)
Income tax expense	(2,058)	(1,426)	(3,265)
Net loss	(38,394)	(371,303)	(28,197)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(22,462)	(20,464)	(13,981)
Consolidated real estate related funds	10,292	109,795	3,342
Operating Partnership	4,276	22,228	2,433
Net loss attributable to common stockholders	$(46,288)	$(259,744)	$(36,403)

Loss per Common Share - Basic:
Net loss per common share	$(0.21)	$(1.20)	$(0.16)
Weighted average common shares outstanding	217,240,620	216,922,235	221,309,938

Loss per Common Share - Diluted:
Net loss per common share	$(0.21)	$(1.20)	$(0.16)
Weighted average common shares outstanding	217,240,620	216,922,235	221,309,938

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Net loss	$(38,394)	$(371,303)	$(28,197)
Other comprehensive income (loss):
Change in value of interest rate swaps and interest rate caps	(12,433)	(25,444)	31,839
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	712	(14,584)	18,485
Comprehensive (loss) income	(50,115)	(411,331)	22,127
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(22,462)	(20,464)	(13,981)
Consolidated real estate related funds	10,292	109,795	3,342
Operating Partnership	5,179	25,206	(1,733)
Comprehensive (loss) income attributable to common stockholders	$(57,106)	$(296,794)	$9,755

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2021	218,992	$2,190	$4,122,680	$(538,845)	$2,138	$428,833	$81,925	$356,111	$4,455,032
Net (loss) income	-	-	-	(36,403)	-	13,981	(3,342)	(2,433)	(28,197)
Common shares issued upon redemption of common units	7,844	79	128,664	-	-	-	-	(128,743)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	94	-	-	(284)	-	-	-	-	(284)
Repurchases of common shares	(10,371)	(104)	(64,896)	-	-	-	-	-	(65,000)
Dividends and distributions ($0.31 per share and unit)	-	-	-	(68,560)	-	-	-	(5,595)	(74,155)
Contributions from noncontrolling interests	-	-	-	-	-	-	3,257	-	3,257
Distributions to noncontrolling interests	-	-	-	-	-	(40,699)	-	-	(40,699)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	29,194	-	-	2,645	31,839
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	16,964	-	-	1,521	18,485
Amortization of equity awards	-	-	1,302	-	-	-	-	17,887	19,189
Consolidation of real estate related fund investments that were previously unconsolidated	-	-	-	-	-	-	91,535	-	91,535
Reallocation of noncontrolling interest	-	-	(1,589)	-	-	-	-	1,589	-
Other	-	-	-	(239)	-	3	-	-	(236)
Balance as of December 31, 2022	216,559	$2,165	$4,186,161	$(644,331)	$48,296	$402,118	$173,375	$242,982	$4,410,766
Net (loss) income	-	-	-	(259,744)	-	20,464	(109,795)	(22,228)	(371,303)
Common shares issued upon redemption of common units	715	8	11,863	-	-	-	-	(11,871)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	92	-	-	(205)	-	-	-	-	(205)
Dividends and distributions ($0.1825 per share and unit)	-	-	-	(39,655)	-	-	-	(3,360)	(43,015)
Contributions from noncontrolling interests	-	-	-	-	-	-	55,837	-	55,837
Distributions to noncontrolling interests	-	-	-	-	-	(8,657)	(8,828)	-	(17,485)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(23,623)	-	-	(1,821)	(25,444)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(13,427)	-	-	(1,157)	(14,584)
Amortization of equity awards	-	-	1,222	-	-	-	-	19,099	20,321
Reallocation of noncontrolling interest	-	-	(65,445)	-	-	-	-	65,445	-
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - CONTINUED

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net (loss) income	-	-	-	(46,288)	-	22,462	(10,292)	(4,276)	(38,394)
Common shares issued upon redemption of common units	151	2	2,228	-	-	-	-	(2,230)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	11	-	-	(186)	-	-	-	-	(186)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,218)	-	-	-	(1,540)	(16,758)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(3,267)	(18,311)	-	(21,578)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(11,387)	-	-	(1,046)	(12,433)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	569	-	-	143	712
Amortization of equity awards	-	-	988	-	-	-	-	19,149	20,137
Reallocation of noncontrolling interest	-	-	7,284	-	-	-	-	(7,284)	-
Balance as of December 31, 2024	217,528	$2,175	$4,144,301	$(1,005,627)	$428	$495,340	$82,875	$290,005	$4,009,497

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net loss	$(38,394)	$(371,303)	$(28,197)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	239,542	250,644	232,517
Straight-lining of rental revenue	(6,543)	(4,874)	(13,602)
Amortization of stock-based compensation expense	20,137	20,321	19,003
Amortization of deferred financing costs	10,250	6,219	6,156
Loss from unconsolidated joint ventures	2,298	20,126	21,566
Real estate impairment losses related to investments in unconsolidated joint ventures	45,061	250,172	31,685
Distributions of earnings from unconsolidated joint ventures	586	17,096	1,324
Realized and unrealized losses on real estate related fund investments	775	107,722	-
(Income) loss from unconsolidated real estate related funds	(273)	822	1,239
Distributions of earnings from unconsolidated real estate related funds	173	117	1,318
Amortization of above and below-market leases, net	(5,825)	(5,376)	(1,748)
Non-cash gain on extinguishment of IPO related tax liability	(15,437)	-	-
Loss recognized upon consolidation of real estate related fund investments that were previously unconsolidated	-	-	2,627
Other non-cash adjustments	287	669	1,188
Changes in operating assets and liabilities:
Real estate related fund investments	-	(3,128)	-
Accounts and other receivables	(176)	5,813	(8,284)
Deferred charges	(9,610)	(12,200)	(15,083)
Other assets	73	(3,542)	(7,545)
Accounts payable and accrued expenses	8,254	(13,663)	3,658
Other liabilities	13,748	12,224	(1,185)
Net cash provided by operating activities	264,926	277,859	246,637

Cash Flows from Investing Activities:
Additions to real estate	(118,158)	(100,526)	(125,805)
Proceeds from repayment of a mezzanine loan investment	10,000	-	-
Investment in a mezzanine loan	-	(20,000)	-
Investment in and contributions of capital to unconsolidated joint ventures	(2,740)	(40,715)	(15,812)
Distribution of capital from an unconsolidated joint venture	1,792	-	-
Advances to a partner in One Steuart Lane	-	(35,715)	-
Repayment of advances by a partner in One Steuart Lane	-	38,935	-
Contributions of capital to unconsolidated real estate related funds	-	(2,077)	(5,018)
Due from affiliates	-	-	(59,000)
Repayment of amounts due from affiliates	-	-	59,000
Distributions of capital from unconsolidated real estate related funds	-	-	1,506
Investment in real estate related funds	-	-	(7,454)
Net cash used in investing activities	(109,106)	(160,098)	(152,583)

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Cash Flows from Financing Activities:
Repayment of notes and mortgages payable	$(975,000)	$(273,000)	$-
Proceeds from notes and mortgages payable	850,000	232,050	-
Debt issuance costs	(10,649)	(648)	-
Contributions from noncontrolling interests in consolidated joint ventures	62,220	-	-
Distributions to noncontrolling interests in consolidated joint ventures	(3,267)	(8,657)	(40,699)
Contributions from noncontrolling interests in consolidated real estate related funds	889	55,837	3,257
Distributions to noncontrolling interests in consolidated real estate related funds	(18,311)	(8,828)	-
Dividends paid to common stockholders	(22,826)	(48,873)	(67,062)
Distributions paid to common unitholders	(2,292)	(3,808)	(5,962)
Deposit received for the sale of a 45.0% equity interest in 900 Third Avenue	9,450	-	-
Repurchase of shares related to stock compensation agreements and related tax withholdings	(186)	(205)	(284)
Repurchases of common shares	-	-	(63,153)
Settlement of accounts payable in connection with repurchases of common shares	-	(1,847)	-
Net cash used in financing activities	(109,972)	(57,979)	(173,903)

Net increase (decrease) in cash and cash equivalents and restricted cash	45,848	59,782	(79,849)
Cash and cash equivalents and restricted cash at beginning of period	509,599	449,817	529,666
Cash and cash equivalents and restricted cash at end of period	$555,447	$509,599	$449,817

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$428,208	$408,905	$524,900
Restricted cash at beginning of period	81,391	40,912	4,766
Cash and cash equivalents and restricted cash at beginning of period	$509,599	$449,817	$529,666

Cash and cash equivalents at end of period	$375,056	$428,208	$408,905
Restricted cash at end of period	180,391	81,391	40,912
Cash and cash equivalents and restricted cash at end of period	$555,447	$509,599	$449,817

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$156,194	$144,388	$139,332
Cash payments for income taxes, net of refunds	2,029	893	2,711

Non-Cash Transactions:
Write-off of fully amortized and/or depreciated assets	$41,781	$34,317	$11,386
Change in value of interest rate swaps and interest rate caps	(12,433)	(25,444)	31,839
Additions to real estate included in accounts payable and accrued expenses	16,988	21,815	14,595
Common shares issued upon redemption of common units	2,230	11,871	128,743
Dividends and distributions declared but not yet paid	-	8,360	18,026
Transfer of deposit to investment in unconsolidated joint ventures	-	-	6,230
Repurchases of common shares included in accounts payable and accrued expenses	-	-	1,847
Increase (decrease) due to consolidation of real estate related fund investments that were previously unconsolidated:
Real estate related fund investments	-	-	100,500
Investments in unconsolidated real estate related funds	-	-	(8,965)
Noncontrolling interests in consolidated real estate related funds	-	-	91,535

See notes to consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of December 31, 2024.

As of December 31, 2024, we owned and/or managed a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

Variable Interest Entities (“VIEs”) and Investments in Unconsolidated Joint Ventures and Funds

We consolidate VIEs in which we are considered to be the primary beneficiary. Entities are considered to be the primary beneficiary if they have both of the following characteristics: (i) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and (ii) the obligation to absorb losses and the right to receive returns from the VIE that would be significant to the VIE. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment, estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the joint venture, if applicable.

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

Deferred Financing Costs Related to Notes and Mortgages Payable

Deferred financing costs related to notes and mortgages payable consist of fees and direct costs incurred in obtaining such financing and are recorded as a reduction of our notes and mortgages payable. Such costs are amortized over the terms of the related debt agreements and recognized as a component of “interest and debt expense” in our consolidated statements of income.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts was not significant to the overall valuation. As a result, all of our derivatives held as December 31, 2024, are classified as Level 2 in the fair value hierarchy.

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

We treat certain consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Our TRSs had a combined current income tax expense of approximately $2,056,000, $484,000, and $1,942,000 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, our TRSs had a combined deferred income tax benefit of $76,000 for the year ended December 31, 2024, and combined expense of $181,000 and $101,000 for the years ended December 31, 2023 and 2022, respectively.

The following table reconciles net loss attributable to Paramount Group, Inc. to estimated taxable income for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Net loss attributable to Paramount Group, Inc.	$(46,288)	$(259,744)	$(36,403)
Book to tax differences:
Straight-lining of rents and amortization of above and below-market leases, net	(18,266)	6,832	(5,780)
Depreciation and amortization	39,091	39,037	54,892
Stock-based compensation	18,460	19,052	17,607
Our share of real estate impairment losses of unconsolidated joint ventures	33,733	226,230	31,685
Other, net	(13,941)	3,014	20,352
Estimated taxable income	$12,789	$34,421	$82,353

The following table sets forth the characterization of dividend distributions for federal income tax purposes for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024			2023			2022
	Amount		%	Amount		%	Amount		%
Ordinary income	$0.059	(1)	56.2%	$0.158	(1)	89.3%	$0.373	(1)	100.0%
Long-term capital gain	-		0.0%	-		0.0%	-		0.0%
Return of capital	0.046		43.8%	0.019		10.7%	-		0.0%
Total	$0.105	(2)	100.0%	$0.177	(2)(3)	100.0%	$0.373	(3)	100.0%

(1)
Represents amounts treated as “qualified REIT dividends” for purposes of Internal Revenue Code Section 199A.
(2)
Dividends declared in the fourth quarter of the year ended December 31, 2023 of $0.035 per share, that were paid in January 2024, were attributable to the year ended December 31, 2024 for federal income tax purposes.
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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Our operating segments, which consist of each one of our properties, are aggregated into two reportable segments based on two geographic regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our Chief Operating Decision Maker (“CODM”), makes key operating decisions, evaluates financial results and manages our business. See Note 22, Segments.

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

Recently Issued Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, an update to ASC Topic 805, Business Combinations. ASU 2023-05 clarifies existing guidance by requiring a joint venture to recognize and initially measure assets contributed and liabilities assumed at fair value, upon its formation, in the joint venture's separate financial statements. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. We will apply the provisions of ASU 2023-05 to new joint ventures, as applicable, but do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, an update to ASC Topic 280, Segment Reporting. ASU 2023-07 enhances the segment reporting by requiring disclosures of (i) the significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) the composition of the other segment items, including the nature and type of the other segment items, and (iii) the title and position of the CODM. ASU 2023-07 is effective for our year ending December 31, 2024 and for our interim periods that begin on January 1, 2025, with early adoption permitted. We adopted the provisions of ASU 2023-07 and accordingly have added disclosure of the significant segment expenses retrospectively for all periods presented. See Note 22, Segments.

In December 2023, the FASB issued ASU 2023-09, an update to ASC Topic 740, Income Taxes. ASU 2023-09 enhances income tax disclosures by expanding the effective tax rate reconciliation and requiring disaggregated income tax information by jurisdictions. ASU 2023-09 is effective for fiscal years that begin after December 15, 2024, with early adoption permitted. We will adopt the provisions of ASU 2023-09 on January 1, 2025, and do not believe that the adoption of ASU 2023-09 will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, an update to ASC Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 requires disaggregated disclosures in the notes to the financial statements of each income statement line item that contain certain categories of expenses, including employee compensation, depreciation and amortization. ASU 2024-03 is effective for our year ending December 31, 2027, and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of ASU 2024-03 on our consolidated financial statements and the related disclosures.

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

The following table sets forth the details of income or loss from real estate related fund investments for the years ended December 31, 2024, 2023, and for the period from December 12, 2022 to December 31, 2022.

			Period from
	For the Year Ended December 31,		December 12, 2022 to
(Amounts in thousands)	2024	2023	December 31, 2022
Net investment income	$647	$11,347	$394
Net realized losses	-	(46,894)	-
Net unrealized losses	(775)	(60,828)	-
Loss recognized upon consolidation of real estate related fund investments that were previously unconsolidated	-	-	(2,627)
Loss from real estate related fund investments	(128)	(96,375)	(2,233)
Less: noncontrolling interests in consolidated real estate related fund	124	84,784	(420)
Loss from real estate related fund investments attributable to Paramount Group, Inc.	$(4)	$(11,591)	$(2,653)

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”) which invests in real estate and related investments. As of December 31, 2024, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

Prior to December 12, 2022, we owned an 8.2% interest in Fund X and accounted for our investment in Fund X under the equity method of accounting. Subsequent to December 12, 2022, we began consolidating Fund X into our consolidated financial statements (see Note 3, Consolidated Real Estate Related Funds).

As of December 31, 2024 and 2023, our share of the investments in unconsolidated real estate related funds was $4,649,000 and $4,549,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized income of $273,000 for the year ended December 31, 2024 and losses of $822,000 and $1,239,000 for the years ended December 31, 2023 and 2022, respectively, for our share of earnings, which is reflected as “income (loss) from unconsolidated real estate related funds” in our consolidated statements of income.

5. Investments in Unconsolidated Joint Ventures

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the loan was split into (i) a $316,250,000 A-Note that bears interest at Term Secured Overnight Financing Rate (“SOFR”) plus 245 basis points, of which 4.0% is current pay and the remaining is accrued, and (ii) a $258,750,000 B-Note that accrues interest at 12.0%. The joint venture is redeveloping the property and all amounts funded by the joint venture will be senior to the B-Note and all accrued interest.

On April 30, 2024, the joint venture that owns 111 Sutter Street, in which we have a 49.0% ownership interest, modified the existing $164,775,000 non-recourse mortgage loan to extend the maturity date to December 2025. The loan bears interest at a rate of SOFR plus 215 basis points and all interest shortfalls will continue to accrue to the principal balance of the loan.

In August 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. The joint venture is currently working with the lenders to sell the property.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of December 31,
Our Share of Investments:	Ownership	2024	2023
712 Fifth Avenue (1)	50.0%	$-	$-
Market Center (1)	67.0%	-	-
55 Second Street (1)	44.1%	-	30,322
111 Sutter Street (1)	49.0%	-	-
1600 Broadway (2)	9.2%	8,161	8,646
60 Wall Street (3)	5.0%	1,212	-
One Steuart Lane (2)	35.0% (4)	76,579	89,949
Oder-Center, Germany	9.5%	-	3,322
Investments in unconsolidated joint ventures		$85,952	$132,239

(Amounts in thousands)	For the Year Ended December 31,
Our Share of Net (Loss) Income:	2024		2023		2022
712 Fifth Avenue (1)	$-		$-		$-
Market Center (1)	-		(161,514)	(5)	(10,405)
55 Second Street (1)	(30,221)	(6)	(55,018)	(6)	(2,943)
111 Sutter Street (1)	-		-		(35,190)	(7)
1600 Broadway (2)	1		-		(9)
60 Wall Street (3)	(1,525)		(25,001)		(89)
One Steuart Lane (2)	(11,577)	(8)	(28,727)	(8)	(4,696)
Oder-Center, Germany	(4,037)	(9)	(38)		81
Loss from unconsolidated joint ventures	$(47,359)		$(270,298)		$(53,251)

(1)
As of December 31, 2024, our basis in the joint ventures that own 712 Fifth Avenue, Market Center, 55 Second Street and 111 Sutter Street were negative. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.
(2)
As of December 31, 2024, the carrying amount of our investments in 1600 Broadway and One Steuart Lane was greater than our share of equity in these investments by $299 and $511, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
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
(5)
In the fourth quarter of 2023, the joint venture that owns Market Center recognized a $341,872 real estate impairment loss, of which our 67.0% share was $229,054. Given that our share of the real estate impairment loss together with our share of operating and other losses recognized in the fourth quarter brought the basis of our investment in the joint venture below zero, in accordance with GAAP, we were limited to recognizing $148,906 of the real estate impairment loss during the year ended December 31, 2023.
(6)
In the fourth quarter of 2023, the joint venture that owns 55 Second Street recognized a $119,279 real estate impairment loss, of which our share was $52,590. In the fourth quarter of 2024, the joint venture also recognized an additional $87,160 real estate impairment loss, of which our share was $38,429. Given that our share of the real estate impairment loss together with our share of operating and other losses recognized in the year brought the basis of our investment in the joint venture below zero, in accordance with GAAP, we were limited to recognizing $29,818 of the real estate impairment loss during the year ended December 31, 2024.
(7)
In the fourth quarter of 2022, the joint venture that owns 111 Sutter Street recognized a $64,663 real estate impairment loss, of which our share was $31,685.
(8)
In the third quarter of 2023, One Steuart Lane recognized $68,407 of impairment losses related to residential condominium units, of which RDF’s share was $23,942. In the fourth quarter of 2024, One Steuart Lane also recognized an additional $32,366 of impairment losses related to residential condominium units, of which RDF’s share was $11,328.
(9)
In the fourth quarter of 2024, we recorded an impairment loss on our investment in Oder-Center, Germany of $3,915.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of December 31,
Balance Sheets:	2024	2023
Real estate, net	$1,567,771	$1,528,595
Cash and cash equivalents and restricted cash	154,669	167,355
Intangible assets, net	42,672	52,164
For-sale residential condominium units (1)	195,113	246,824
Deferred rent receivable	42,128	35,448
Other assets	26,813	48,731
Total assets	$2,029,166	$2,079,117

Notes and mortgages payable, net	$1,783,587	$1,744,706
Accounts payable and accrued expenses	59,860	92,770
Intangible liabilities, net	2,480	5,026
Other liabilities	73,129	5,692
Total liabilities	1,919,056	1,848,194
Equity	110,110	230,923
Total liabilities and equity	$2,029,166	$2,079,117

(Amounts in thousands)	For the Year Ended December 31,
Income Statements:	2024		2023		2022
Revenues:
Rental revenue	$138,390		$155,549		$194,031
Other income (2)	34,782		11,234		65,850
Total revenues	173,172		166,783		259,881
Expenses:
Operating (2)	138,121	(3)	169,826	(3)	152,313
Depreciation and amortization	46,522		67,727		85,949
Total expenses	184,643		237,553		238,262
Other income (expense):
Interest and other income, net	6,187		3,035		991
Interest and debt expense	(62,234)		(73,485)		(62,173)
Gain on settlement of interest rate swap	2,498		-		-
Real estate impairment loss	(87,160)	(4)	(917,044)	(5)	(64,663)	(6)
Loss before income taxes	(152,180)		(1,058,264)		(104,226)
Income tax expense	(26)		(32)		(60)
Net loss	$(152,206)		$(1,058,296)		$(104,286)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds and cost of sales from the sale of residential condominium units at One Steuart Lane.
(3)
Includes impairment losses related to condominium units at One Steuart Lane of $32,366 and $68,407 in the years ended December 31, 2024 and 2023, respectively, of which RDF’s share was $11,328 and $23,942, respectively. See note 8 on page 84.
(4)
Represents real estate impairment losses related to 55 Second Street of which our share was $29,818. See note 6 on page 84.
(5)
Represents real estate impairment losses related to 60 Wall Street, Market Center and 55 Second Street of which our share was $24,734, $148,906 and $52,590, respectively. See notes 3, 5, and 6 on page 84.
(6)
Represents a real estate impairment loss on 111 Sutter Street, of which our share was $31,685. See note 7 on page 84.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of December 31,
(Amounts in thousands)	2024	2023
Intangible assets:
Gross amount	$197,625	$262,541
Accumulated amortization	(147,133)	(194,536)
	$50,492	$68,005
Intangible liabilities:
Gross amount	$114,618	$136,820
Accumulated amortization	(93,748)	(108,817)
	$20,870	$28,003

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Amortization of above and below-market leases, net (component of "rental revenue")	$5,825	$5,376	$1,748
Amortization of acquired in-place leases (component of "depreciation and amortization")	$15,355	$19,563	$21,645

The following table sets forth annual amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for each of the five succeeding years commencing from January 1, 2025.

(Amounts in thousands) For the Year Ending December 31,	Above and Below- Market Leases, Net	In-Place Leases
2025	$4,328	$10,034
2026	2,947	7,137
2027	2,635	6,493
2028	2,554	6,414
2029	2,117	5,756

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our consolidated outstanding debt.

	Paramount	Maturity	Fixed/	Interest Rate as of	As of December 31,
(Amounts in thousands)	Ownership	Date	Variable Rate	December 31, 2024	2024	2023
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	975,000

1301 Avenue of the Americas	100.0%	Aug-2026	SOFR + 277 bps (1)	6.27%	860,000	860,000

31 West 52nd Street	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				4.21%	3,692,050	3,817,050
Less: unamortized deferred financing costs					(15,420)	(13,566)
Total notes and mortgages payable, net					$3,676,630	$3,803,484

Revolving Credit Facility	100.0%	Mar-2026	SOFR + 135 bps	n/a	$-	$-

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See Note 8, Derivative Instruments and Hedging Activities.

The following table summarizes the principal repayments required for the next five years and thereafter in connection with our consolidated notes and mortgages payable and revolving credit facility as of December 31, 2024.

		Notes and	Revolving
(Amounts in thousands)	Total	Mortgages Payable	Credit Facility
2025	$-	$-	$-
2026	1,592,050	1,592,050	-
2027	850,000	850,000	-
2028	-	-	-
2029	1,250,000	1,250,000	-
Thereafter	-	-	-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Derivative Instruments and Hedging Activities

Prior to August 2024, we had interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix SOFR at 0.49% through August 2024. We also had interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap SOFR at 4.50% through August 2024. In August 2024, upon the expiration of these agreements, we entered into new interest rate cap agreements with an aggregate notional amount of $860,000,000 to cap SOFR at 3.50% through August 2025. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive losses of $12,433,000 and $25,444,000 for the years ended December 31, 2024 and 2023, respectively, and other comprehensive income of $31,839,000 for the year ended December 31, 2022, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive income (loss) in our consolidated financial statements. See Note 10, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $665,000 of the amounts to be recognized in accumulated other comprehensive (loss) income will be reclassified as a decrease to interest expense.

The tables below provide additional details on our interest rate swaps and interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$500,000	Jul-2021	Aug-2024	SOFR	0.49%	$-	$13,726
Total interest rate swap assets designated as cash flow hedges (included in "other assets")						$-	$13,726

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	December 31, 2024	December 31, 2023
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$3,650	$-
1301 Avenue of the Americas	360,000	Aug-2023	Aug-2024	SOFR	4.50%	-	1,263
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$3,650	$1,263

9. Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the year ended December 31, 2024. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive (loss) income by component for the years ended December 31, 2024, 2023 and 2022, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023		2022
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$2,945	$5,595		$39,865
Amount reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(15,378)	(31,039)		(8,026)
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive (loss) income	712	(5,055)	(2)	18,859	(2)
Amounts reclassified from accumulated other comprehensive income increasing (decreasing) loss from unconsolidated joint ventures	-	(9,529)	(2)	(374)	(2)

(1)
Represents amounts related to interest rate caps and interest rate swaps which were designated as cash flow hedges.
(2)
Primarily represents amounts related to our share of an unconsolidated joint venture’s interest rate swap which was designated as a cash flow hedge.

11. Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures consist of equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street. As of December 31, 2024 and 2023, noncontrolling interests in our consolidated joint ventures aggregated $495,340,000 and $413,925,000, respectively.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in our RDF and Fund X. As of December 31, 2024 and 2023, the noncontrolling interests in our consolidated real estate related funds aggregated $82,875,000 and $110,589,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of December 31, 2024 and 2023, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $290,005,000 and $287,089,000, respectively, and a redemption value of $99,085,000 and $100,650,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each year.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 91.6% of, the Operating Partnership as of December 31, 2024. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of December 31, 2024 and 2023, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of December 31,
(Amounts in thousands)	2024	2023
Real estate, net	$3,199,972	$3,284,532
Cash and cash equivalents and restricted cash	280,258	176,354
Accounts and other receivables	10,067	10,005
Real estate related fund investments	-	775
Investments in unconsolidated joint ventures	76,579	89,949
Deferred rent receivable	192,939	207,938
Deferred charges, net	38,610	45,190
Intangible assets, net	28,569	38,209
Other assets	7,078	7,374
Total VIE assets	$3,834,072	$3,860,326

Notes and mortgages payable, net	$2,320,880	$2,450,401
Accounts payable and accrued expenses	54,877	48,952
Intangible liabilities, net	12,581	17,180
Other liabilities	5,334	5,852
Total VIE liabilities	$2,393,672	$2,522,385

Unconsolidated VIEs

As of December 31, 2024, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of December 31,
(Amounts in thousands)	2024	2023
Investments in unconsolidated real estate related funds	$4,649	$4,549
Investments in unconsolidated joint venture	1,212	-
Asset management fees and other receivables	482	18
Maximum risk of loss	$6,343	$4,567

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$3,650	$-	$3,650	$-
Total assets	$3,650	$-	$3,650	$-

	As of December 31, 2023
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate swap and cap assets (included in "other assets")	$14,989	$-	$14,989	$-
Total assets	$14,989	$-	$14,989	$-

Real Estate Related Fund Investments

Real estate related fund investments are comprised of investments in mezzanine loans made by Fund X. The investments are measured at fair value on our consolidated balance sheets and are classified as Level 3. As of December 31, 2024 and 2023, the fair value of the investments was $0. The table below summarizes the changes in the fair value of real estate related fund investments for the year ended December 31, 2023.

For the Year Ended
(Amounts in thousands)	December 31, 2023
Beginning balance	$105,369
Additional investments	11,897
Proceeds from sale of an investment	(8,769)
Net realized losses	(46,894)
Net unrealized losses	(60,828)
Other, net	(775)
Ending balance	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the revolving credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of December 31, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,412,126	$3,817,050	$3,517,549
Revolving credit facility	-	-	-	-
Total liabilities	$3,692,050	$3,412,126	$3,817,050	$3,517,549

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Leases

The following table sets forth the details of our rental revenue.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Rental revenue:
Fixed	$630,125	$635,314	$645,950
Variable	91,625	76,156	56,869
Total rental revenue	$721,750	$711,470	$702,819

The following table is a schedule of future undiscounted cash flows under non-cancelable operating leases in effect as of December 31, 2024, for each of the five succeeding years and thereafter commencing January 1, 2025.

(Amounts in thousands)
2025	$585,746
2026	515,359
2027	464,412
2028	460,389
2029	440,166
Thereafter	1,751,259
Total	$4,217,331

15. Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Fee income:
Asset management	$8,840	$11,075	$12,270
Property management	6,660	7,278	7,981
Acquisition, disposition, leasing and other	6,380	3,244	8,170
Total fee income	21,880	21,597	28,421
Other income (1)	13,821	9,721	9,137
Total fee and other income	$35,701	$31,318	$37,558

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

The following table sets forth the amounts receivable from our customers under our various fee agreements and are included as a component of “accounts and other receivables” on our consolidated balance sheets.

				Acquisition,
		Asset	Property	Disposition, Leasing
(Amounts in thousands)	Total	Management	Management	and Other
Accounts and other receivables:
Balance as of December 31, 2023	$2,554	$1,850	$586	$118
Balance as of December 31, 2024	1,954	1,326	447	181
(Decrease) increase	$(600)	$(524)	$(139)	$63

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Interest income, net	$15,018	$14,837	$5,174
Non-cash gain on extinguishment of IPO related tax liability	15,437	-	-
Total interest and other income, net	$30,455	$14,837	$5,174

17. Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Interest expense	$156,702	$146,771	$137,708
Amortization of deferred financing costs	10,250	6,219	6,156
Total interest and debt expense	$166,952	$152,990	$143,864

18. Incentive Compensation

Stock-Based Compensation

On May 16, 2024, our shareholders approved the 2024 Equity Incentive Plan (the “Plan”), which allows for a maximum of 24,778,731 shares to be issued under the plan. The Plan, which is scheduled to expire in March 2034, replaced our Amended and Restated 2014 Equity Incentive Plan. The Plan provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP (“T-LTIP”) units, Performance-Based LTIP (“P-LTIP”) units, Time-Based Appreciation Only LTIP (“T-AOLTIP”) units and Performance-Based Appreciation Only LTIP (“P-AOLTIP”) units. As of December 31, 2024, we have 13,949,540 shares available for future grants under the Plan.

During the years ended December 31, 2024, 2023 and 2022, we recognized $20,137,000, $20,321,000 and $19,003,000, respectively, of expense in connection with stock-based compensation awards.

Completion of the 2021 Performance-Based Awards Program (“2021 P-LTIPs”)

On December 31, 2023, the three-year performance measurement period for our 2021 P-LTIPs ended. On January 30, 2024, the Compensation Committee of our board of directors (the “Compensation Committee”) determined that 24.2%, or 409,046 of the LTIP units that were granted under the 2021 Performance Program, were earned. Of the LTIP units that were earned, 204,727 units vested immediately on January 30, 2024 and the remaining 204,319 units vested on December 31, 2024.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are additional details related to equity awards outstanding as of December 31, 2024.

T-LTIP Units

We grant our executive officers, non-employee directors and employees T-LTIP units which vest over a period of three to five years and are subject to a taxable book-up event, as defined. T-LTIP units are similar to common units of our Operating Partnership in that they are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The T-LTIP units granted in the year ended December 31, 2024 had a grant date fair value of $1,419,000, which is being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2024, there was $14,822,000 of total unrecognized compensation cost related to unvested T-LTIP units, which is expected to be recognized over a weighted-average period of 2.1 years. The following table summarizes our T-LTIP unit activity for the year ended December 31, 2024.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2023	6,474,471	$5.51
Granted	338,599	4.19
Vested	(1,051,992)	8.27
Cancelled or expired	(6,266)	8.66
Unvested as of December 31, 2024	5,754,812	$4.92

T-AOLTIP Units

We grant our executive officers T-AOLTIP units which vest over a period of three to four years. T-AOLTIP units are similar to stock options in that they permit the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the T-AOLTIP units were granted and can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of T-AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. The T-AOLTIP units granted in the year ended December 31, 2024 had a grant date fair value of $836,000, which is being amortized into expense on a straight-line basis over the vesting period. The fair value of the T-AOLTIP unit is estimated using an option-pricing model with weighted average expected volatility of 42.0%, expected life of 3.5 years, risk free interest rate of 4.4% and expected dividend yield of 4.5%.

As of December 31, 2024, there was $2,208,000 of total unrecognized compensation cost related to unvested T-AOLTIP units, which is expected to be recognized over a weighted-average period of 1.7 years. The following table summarizes our T-AOLTIP unit activity for the year ended December 31, 2024.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	6,642,144	$7.99
Granted	685,041	4.43
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2024	7,327,185	$7.66	4.3	$349,000
T-AOLTIP units vested and expected to vest as of December 31, 2024	7,176,298	$7.66	4.3	$349,000
T-AOLTIP units exercisable as of December 31, 2024	5,171,648	$7.73	4.3	$349,000

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

We did not grant any P-LTIP units in the year ended December 31, 2024. As of December 31, 2024, there was $3,627,000 of total unrecognized compensation cost related to unvested P-LTIP units granted, which is expected to be recognized over a weighted average period of 1.5 years. The following table summarizes our P-LTIP unit activity for the year ended December 31, 2024.

	Units	Weighted-Average Grant-Date Fair Value (per unit)
Unvested as of December 31, 2023	5,933,697	$5.92
Granted	-	-
Earned and vested	(409,046)	4.44
Cancelled or expired	(1,145,491)	4.30
Unvested as of December 31, 2024	4,379,160	$6.48

P-AOLTIP Units

We grant our executive officers P-AOLTIP units which vest over a period of three to four years. P-AOLTIP units are similar to stock options in that they permit the holder to realize the benefit of any increase in the per share value of our common stock above the value at the time the P-AOLTIP units were granted; however, the P-AOLTIP units will only be earned and eligible to be converted into common units if the requisite performance objectives are achieved. P-AOLTIP units earned can be converted into a number of common units of our Operating Partnership that have an aggregate value equal to such increase. The common units issued upon the conversion of P-AOLTIP units are redeemable for cash, or at our election, may be converted on a one-for-one basis into shares of our common stock. We did not grant any P-AOLTIP units in the year ended December 31, 2024.

As of December 31, 2024, there was $6,970,000 of total unrecognized compensation cost related to unvested P-AOLTIP units granted, which is expected to be recognized over a weighted average period of 2.6 years. The following table summarizes our P-AOLTIP unit activity granted for the year ended December 31, 2024.

	Shares	Weighted-Average Exercise Price (per unit)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	7,518,519	$5.12
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding as of December 31, 2024	7,518,519	$5.12	8.7	$-
P-AOLTIP units vested and expected to vest as of December 31, 2024	6,992,223	$5.12	8.7	$-
P-AOLTIP units exercisable as of December 31, 2024	-	$-	-	$-

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

We grant shares of restricted stock to certain non-employee directors and our employees which vest over one to four years. The shares of restricted stock granted in the year ended December 31, 2024 had a grant date fair value of $240,000, which is being amortized into expense on a straight-line basis over the vesting period. As of December 31, 2024, there was $674,000 of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years. The table below summarizes our restricted stock activity for the year ended December 31, 2024.

	Shares	Weighted-Average Grant-Date Fair Value (per share)
Unvested as of December 31, 2023	285,651	$7.49
Granted	50,000	4.80
Vested	(147,455)	7.18
Cancelled or expired	(1,687)	9.09
Unvested as of December 31, 2024	186,509	$7.00

Stock Options

We did not grant any stock options in the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, we had 966,693 stock options outstanding that had a weighted average exercise price of $16.58 per share and a remaining life of 1.7 years.

19. Earnings Per Share

The following table summarizes our net income or loss and the number of common shares used in the computation of basic and diluted income or loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Year Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(46,288)	$(259,744)	$(36,403)
Earnings allocated to unvested participating securities	(14)	(50)	(85)
Numerator for net loss per common share - basic and diluted	(46,302)	(259,794)	(36,488)

Denominator:
Denominator for basic loss per common share - weighted average shares	217,241	216,922	221,310
Effect of dilutive stock-based compensation plans (1)	-	-	-
Denominator for diluted loss per common share - weighted average shares	217,241	216,922	221,310

Loss per common share - basic and diluted	$(0.21)	$(1.20)	$(0.16)

(1)
The effect of dilutive securities for the years ended December 31, 2024, 2023 and 2022 excludes 22,000, 18,749 and 20,064 weighted average share equivalents, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Related Parties

HT Consulting GmbH

Albert Behler, our Chairman, Chief Executive Officer and President, owns 100% of HT Consulting GmbH (“HTC”), a licensed broker in Germany. We have an agreement with HTC to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. We incurred costs aggregating $462,000, $392,000 and $713,000 for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with this agreement. As of December 31, 2024 and 2023, we owed $113,000 and $102,000, respectively, to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Aircraft Services

Mr. Behler owns 50% of a private aviation company, in addition to owning a private aircraft that is managed by third-party aviation management companies. From time to time, Mr. Behler utilizes aircraft sourced from his private aviation company and his private aircraft for business travel. We incurred costs aggregating $1,667,000, $1,147,000 and $289,000 for the years ended December 31, 2024, 2023 and 2022, respectively, related to the charter by Mr. Behler of such aircraft for business purposes, which is included as a component of “general and administrative” in our consolidated statements of income.

Weingut Karthauserhof KG

Mr. Behler owns 100% of Weingut Karthauserhof KG (“Karthauserhof”), a winery in Germany. Mr. Behler authorizes the purchases of Karthauserhof wines for gifts and company events. We paid $12,000, for the year ended December 31, 2024 relating to these purchases.

Kramer Design Services

Kramer Design Services (“Kramer Design”) is 100% owned by the spouse of Mr. Behler. We have entered into an agreement with Kramer Design to develop branding and signage for the Paramount Club, our amenity center at 1301 Avenue of the Americas, which opened in May 2024. We paid Kramer Design $42,000 and $165,000 for the years ended December 31, 2024 and 2023, respectively, in connection with services rendered pursuant to this agreement. In addition, Kramer Design was retained by one of our consultants to perform other services relating to the Paramount Club for which Kramer Design was paid $36,000, $41,000 and $137,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

In February 2025, we entered into new agreements with Kramer Design to provide additional branding and design services relating to certain of our properties in San Francisco for an aggregate cost of $220,000 excluding expenses.

Mannheim Trust

The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in June 2025. In November 2024, the joint venture extended the lease for an additional fourteen months at an annual base rent of $76.00 per square foot, with two months of free rent. We recognized $119,000, $183,000 and $364,000 for the years ended December 31, 2024, 2023 and 2022, respectively, for our share of rental income pursuant to this lease.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, who is a member of our board of directors, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. We recognized rental revenue of $283,000, $276,000 and $220,000 for the years ended December 31, 2024, 2023 and 2022, respectively, pursuant to this lease.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $695,000, $1,042,000 and $1,322,000 for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of December 31, 2024 and 2023, amounts owed to us under these agreements aggregated $31,000 and $40,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $17,915,000, $16,567,000 and $24,315,000 for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of December 31, 2024 and 2023, amounts owed to us under these agreements aggregated $1,652,000 and $2,552,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our revolving credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of December 31, 2024, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of December 31, 2024, we have an $18,028,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

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

Transfer Tax Assessments

During 2017, the New York City Department of Finance (“NYCDOF”) issued Notices of Determination (“Notices”) assessing additional transfer taxes (including interest and penalties) in connection with the transfer of interests in certain properties during our 2014 initial public offering (“IPO”). We disagreed with the assessment and strongly contested the Notices. While we estimated that the range of loss from these Notices could have been between $0 and $62,500,000, we concluded, after consultation with legal counsel, that it was not possible to predict any estimate within that range and as such we did not accrue any liability in our consolidated financial statements for potential losses that may arise relating to such Notices. In February 2024, the NYCDOF completed its assessment and concluded that no additional taxes were due.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Segments

Our operating segments, which consist of each one of our properties, are aggregated into two reportable segments based on two geographic regions in which we conduct our business: New York and San Francisco. Our determination of segments is aligned with our method of internal reporting and the way our Chief Executive Officer, who is also our CODM, makes key operating decisions, evaluates financial results and manages our business.

The following tables provide Paramount’s share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Year Ended December 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$735,571	$462,871	$272,486	$214
Real estate related taxes	(149,150)	(116,374)	(32,776)	-
Other operating expenses (1)	(154,128)	(93,782)	(56,045)	(4,301)
NOI attributable to noncontrolling interests in consolidated joint ventures	(92,096)	(10,081)	(82,015)	-
NOI from unconsolidated joint ventures	23,666	16,148	7,445	73
Paramount's share of NOI (2)	$363,863	$258,782	$109,095	$(4,014)

	For the Year Ended December 31, 2023
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$721,191	$460,715	$261,954	$(1,478)
Real estate related taxes	(145,870)	(113,309)	(32,561)	-
Other operating expenses (1)	(148,095)	(90,992)	(54,917)	(2,186)
NOI attributable to noncontrolling interests in consolidated joint ventures	(89,948)	(11,007)	(78,941)	-
NOI from unconsolidated joint ventures	20,694	12,880	7,681	133
Paramount's share of NOI (2)	$357,972	$258,287	$103,216	$(3,531)

	For the Year Ended December 31, 2022
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$711,956	$468,409	$245,560	$(2,013)
Real estate related taxes	(144,941)	(112,899)	(32,042)	-
Other operating expenses (1)	(132,481)	(86,186)	(42,354)	(3,941)
NOI attributable to noncontrolling interests in consolidated joint ventures	(82,587)	(10,384)	(72,203)	-
NOI from unconsolidated joint ventures	21,278	13,257	7,733	288
Paramount's share of NOI (2)	$373,225	$272,197	$106,694	$(5,666)

(1)
Primarily comprised of cleaning, security, repairs and maintenance, and utilities.
(2)
NOI is used to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which includes property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We present Paramount’s share of NOI which represents our share of NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. Other real estate companies may use different methodologies for calculating NOI and, accordingly, our presentation of NOI may not be comparable to other real estate companies.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of Paramount's share of NOI to net loss attributable to common stockholders for the periods set forth below.

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Paramount's share of NOI	$363,863	$357,972	$373,225
NOI attributable to noncontrolling interests in consolidated joint ventures	92,096	89,948	82,587
Adjustments to arrive to net loss:
Fee income	21,880	21,597	28,421
Depreciation and amortization expense	(239,542)	(250,644)	(232,517)
General and administrative expenses	(66,333)	(61,986)	(59,487)
Loss from real estate related fund investments	(128)	(96,375)	(2,233)
Loss from unconsolidated joint ventures	(47,359)	(270,298)	(53,251)
NOI from unconsolidated joint ventures	(23,666)	(20,694)	(21,278)
Interest and other income, net	30,455	14,837	5,174
Interest and debt expense	(166,952)	(152,990)	(143,864)
Other, net	(650)	(1,244)	(1,709)
Loss before income taxes	(36,336)	(369,877)	(24,932)
Income tax expense	(2,058)	(1,426)	(3,265)
Net loss	(38,394)	(371,303)	(28,197)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(22,462)	(20,464)	(13,981)
Consolidated real estate related funds	10,292	109,795	3,342
Operating Partnership	4,276	22,228	2,433
Net loss attributable to common stockholders	$(46,288)	$(259,744)	$(36,403)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
December 31, 2024	$7,871,503	$5,138,087	$2,332,583	$400,833
December 31, 2023	8,006,215	5,214,504	2,342,395	449,316
December 31, 2022	8,453,254	5,311,636	2,631,265	510,353

23. Subsequent Events

On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility to permit the disposition of a 45.0% equity interest in 900 Third Avenue (as further described below). In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025.

On January 17, 2025, we sold a 45.0% equity interest in 900 Third Avenue, a 600,000 square foot Class A office building located in New York, at a gross asset valuation of $210,000,000 and retained net proceeds of approximately $94,000,000 from the sale. Upon executing the contract in December 2024, we received a deposit of $9,450,000, which is included as a component of “restricted cash” on our consolidated balance sheet, and the balance was received at closing.

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

As of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

As of December 31, 2024, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our financial statements and has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred in the fourth quarter of the fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Paramount Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Paramount Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements and financial statement schedule.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (which is scheduled to be held on May 15, 2025), to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, or our Proxy Statement, and is incorporated herein by reference.

We have adopted an insider trading policy which governs the purchase, sale and other dispositions of our securities that applies to all our directors, officers, employees and other covered persons. We believe the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. In addition, with regard to the Company’s trading in its own securities, the Company has implemented processes to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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
2.
The following financial statement schedules should be read in conjunction with the financial statements included:

Pages in this Annual Report on Form 10-K

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2024, 2023 and 2022	106

(b)
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index on page 108 of this Annual Report, on Form 10-K, and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
(Amounts in thousands)												Life on
												which
				Costs capitalized								depreciation
				subsequent		Gross amount at which			Accumulated			in latest
		Initial cost to company		to acquisition		carried at close of period			depreciation	Date of		income
Description	Encumbrances	Land	Building and improvements	Land	Building and improvements	Land	Building and improvements	Total (1)	and amortization	construction / renovation	Date acquired	statement is computed
1633 Broadway	$1,250,000	$502,846	$1,398,341	$-	$164,581	$502,846	$1,562,922	$2,065,768	$(436,492)	1971 / 2015	11/2014	5 to 40 Years
1301 Avenue of the Americas	860,000	406,039	1,051,697	-	263,059	406,039	1,314,756	1,720,795	(325,737)	1963 / 2023	11/2014	5 to 40 Years
31 West 52nd Street	500,000	221,318	604,994	-	103,265	221,318	708,259	929,577	(178,050)	1987 / 2019	11/2014	5 to 40 Years
1325 Avenue of the Americas	-	174,688	370,553	-	68,150	174,688	438,703	613,391	(117,780)	1989 / 2019	11/2014	5 to 40 Years
900 Third Avenue	-	103,741	296,031	-	32,627	103,741	328,658	432,399	(86,677)	1983 / 2023	11/2014	5 to 40 Years
Total New York	2,610,000	1,408,632	3,721,616	-	631,682	1,408,632	4,353,298	5,761,930	(1,144,736)

One Market Plaza	850,000	288,743	988,014	-	142,685	288,743	1,130,699	1,419,442	(310,769)	1976 / 2016	11/2014	5 to 40 Years
300 Mission Street	232,050	141,097	343,819	-	58,392	141,097	402,211	543,308	(87,145)	1968 / 2020	07/2017	5 to 40 Years
One Front Street	-	127,765	376,919	-	22,373	127,765	399,292	527,057	(86,904)	1979	12/2016	5 to 40 Years
Total San Francisco	1,082,050	557,605	1,708,752	-	223,450	557,605	1,932,202	2,489,807	(484,818)

Other	-	-	-	-	39,597	-	39,597	39,597	(9,975)		11/2014	5 to 40 Years

Total	$3,692,050	$1,966,237	$5,430,368	$-	$894,729	$1,966,237	$6,325,097	$8,291,334	$(1,639,529)

(1)
The basis of the Company’s assets for tax purposes is approximately $2.2 billion lower than the amount reported for financial statement purposes.

PARAMOUNT GROUP, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Real Estate:
Beginning balance	$8,216,616	$8,143,777	$8,028,061
Acquisitions	-	-	-
Additions during the year:
Land	-	-	-
Buildings and improvements	116,499	107,156	127,102
Assets sold and written-off	(41,781)	(34,317)	(11,386)
Ending balance	$8,291,334	$8,216,616	$8,143,777

Accumulated Depreciation:
Beginning balance	$1,471,819	$1,297,553	$1,112,977
Additions charged to expense	209,491	208,583	195,962
Accumulated depreciation related to assets sold and written-off	(41,781)	(34,317)	(11,386)
Ending balance	$1,639,529	$1,471,819	$1,297,553

EXHIBIT INDEX

Exhibit Number	Exhibit Description

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

10.8†	2024 Equity Incentive Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 filed with the SEC on May 17, 2024.

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

10.12†	Paramount Group, Inc. Executive Severance Plan, incorporated by reference to Exhibit 10.13 to the Registrant's Form 10-K filed with the SEC on February 22, 2022.

10.13†	Paramount Group, Inc. Non-Employee Director Compensation Plan, incorporated by reference to Exhibit 10.13 to the Registrants Form 10-K filed with the SEC on February 15, 2023.

10.14	Form of AOLTIP Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

10.15	Form of LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on September 12, 2023.

19.1*	Paramount Group, Inc. Insider Trading Policy.

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Paramount Group, Inc. Compensation Recovery Policy, incorporated by reference to Exhibit 97.1 to the Registrants Form 10-K filed with the SEC on February 14, 2024.

101*

The following materials from the Paramount Group, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.

Date: February 27, 2025	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
		(Wilbur Paes)	(duly authorized officer and principal financial officer)

Date: February 27, 2025	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
		(Ermelinda Berberi)	(duly authorized officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Albert Behler	Chairman, Chief Executive Officer and President	February 27, 2025
	(Albert Behler)	(Principal Executive Officer)

By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer	February 27, 2025
	(Wilbur Paes)	(Principal Financial Officer)

By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer	February 27, 2025
	(Ermelinda Berberi)	(Principal Accounting Officer)

By:	/s/ Thomas Armbrust	Director	February 27, 2025
(Thomas Armbrust)

By:	/s/ Martin Bussmann	Director	February 27, 2025
(Martin Bussmann)

By:	/s/ Karin Klein	Director	February 27, 2025
(Karin Klein)

By:	/s/ Katharina Otto-Bernstein	Director	February 27, 2025
(Katharina Otto-Bernstein)

By:	/s/ Mark Patterson	Director	February 27, 2025
(Mark Patterson)

By:	/s/ Hitoshi Saito	Director	February 27, 2025
(Hitoshi Saito)

By:	/s/ Paula Sutter	Director	February 27, 2025
(Paula Sutter)

By:	/s/ Greg Wright	Director	February 27, 2025
(Greg Wright)