Form 10-Q
period 2025-03-31
Paramount Group, Inc.
filed 2025-04-30
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2025

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

As of April 15, 2025, there were 219,225,083 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	March 31, 2025	December 31, 2024
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,348,260	6,325,097
	8,314,497	8,291,334
Accumulated depreciation and amortization	(1,675,242)	(1,639,529)
Real estate, net	6,639,255	6,651,805
Cash and cash equivalents	426,952	375,056
Restricted cash	187,055	180,391
Accounts and other receivables	20,496	18,229
Investments in unconsolidated real estate related funds	4,678	4,649
Investments in unconsolidated joint ventures	81,142	85,952
Deferred rent receivable	355,581	356,425
Deferred charges, net of accumulated amortization of $95,811 and $91,818	106,306	100,684
Intangible assets, net of accumulated amortization of $150,642 and $147,133	46,983	50,492
Other assets	79,030	47,820
Total assets (1)	$7,947,478	$7,871,503

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $13,157 and $15,420	$3,678,893	$3,676,630
Revolving credit facility	-	-
Accounts payable and accrued expenses	114,074	119,881
Intangible liabilities, net of accumulated amortization of $95,317 and $93,748	19,301	20,870
Other liabilities	34,279	44,625
Total liabilities (1)	3,846,547	3,862,006
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 219,225,083 and 217,527,797 shares in 2025 and 2024, respectively	2,192	2,175
Additional paid-in-capital	4,100,336	4,144,301
Earnings less than distributions	(1,015,793)	(1,005,627)
Accumulated other comprehensive income	416	428
Paramount Group, Inc. equity	3,087,151	3,141,277
Noncontrolling interests in:
Consolidated joint ventures	664,249	495,340
Consolidated real estate related funds	84,644	82,875
Operating Partnership (18,784,741 and 20,057,699 units outstanding)	264,887	290,005
Total equity	4,100,931	4,009,497
Total liabilities and equity	$7,947,478	$7,871,503

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 92.1% as of March 31, 2025. As of March 31, 2025, the assets and liabilities of the Operating Partnership include $4,208,677 and $2,397,164 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands, except share and per share amounts)	2025	2024
Revenues:
Rental revenue	$179,021	$179,723
Fee and other income	7,998	9,154
Total revenues	187,019	188,877
Expenses:
Operating	78,050	71,740
Depreciation and amortization	58,879	61,114
General and administrative	17,461	16,634
Transaction related costs	150	178
Total expenses	154,540	149,666
Other income (expense):
Loss from real estate related fund investments	(26)	(43)
Income from unconsolidated real estate related funds	74	105
Income (loss) from unconsolidated joint ventures	1,907	(1,346)
Interest and other income, net	3,815	19,420
Interest and debt expense	(43,200)	(40,269)
(Loss) income before income taxes	(4,951)	17,078
Income tax expense	(366)	(347)
Net (loss) income	(5,317)	16,731
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,845)	(5,206)
Consolidated real estate related funds	(1,769)	(762)
Operating Partnership	905	(898)
Net (loss) income attributable to common stockholders	$(10,026)	$9,865

(Loss) income per Common Share - Basic:
(Loss) income per common share	$(0.05)	$0.05
Weighted average common shares outstanding	218,005,447	217,105,686

(Loss) income per Common Share - Diluted:
(Loss) income per common share	$(0.05)	$0.05
Weighted average common shares outstanding	218,005,447	217,186,409

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net (loss) income	$(5,317)	$16,731
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(13)	(4,687)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	143
Comprehensive (loss) income	(5,330)	12,187
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,845)	(5,206)
Consolidated real estate related funds	(1,769)	(762)
Operating Partnership	906	(520)
Comprehensive (loss) income attributable to common stockholders	$(10,038)	$5,699

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2024	217,528	$2,175	$4,144,301	$(1,005,627)	$428	$495,340	$82,875	$290,005	$4,009,497
Net (loss) income	-	-	-	(10,026)	-	3,845	1,769	(905)	(5,317)
Common shares issued upon redemption of common units	1,733	17	25,033	-	-	-	-	(25,050)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(36)	-	-	(140)	-	-	-	-	(140)
Contributions from noncontrolling interests	-	-	-	-	-	2,250	-	-	2,250
Distributions to noncontrolling interests	-	-	-	-	-	(1,855)	-	-	(1,855)
Change in value of interest rate caps	-	-	-	-	(12)	-	-	(1)	(13)
Amortization of equity awards	-	-	197	-	-	-	-	3,555	3,752
Sale of a 45.0% interest in 900 Third Avenue	-	-	(71,912)	-	-	164,669	-	-	92,757
Reallocation of noncontrolling interest	-	-	2,717	-	-	-	-	(2,717)	-
Balance as of March 31, 2025	219,225	$2,192	$4,100,336	$(1,015,793)	$416	$664,249	$84,644	$264,887	$4,100,931

Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net income	-	-	-	9,865	-	5,206	762	898	16,731
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(37)	-	-	(178)	-	-	-	-	(178)
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,607)	-	-	-	(769)	(8,376)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(809)	(8,354)	-	(9,163)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(4,297)	-	-	(390)	(4,687)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	131	-	-	12	143
Amortization of equity awards	-	-	269	-	-	-	-	5,925	6,194
Reallocation of noncontrolling interest	-	-	(2,418)	-	-	-	-	2,418	-
Balance as of March 31, 2024	217,329	$2,173	$4,131,652	$(941,855)	$7,080	$480,542	$103,886	$295,183	$4,078,661

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(5,317)	$16,731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,879	61,114
Straight-lining of rental revenue	472	(2,854)
Amortization of stock-based compensation expense	3,752	6,194
Amortization of deferred financing costs	3,637	2,368
(Income) loss from unconsolidated joint ventures	(1,907)	1,346
Distributions of earnings from unconsolidated joint ventures	157	150
Unrealized losses on real estate related fund investments	-	775
Income from unconsolidated real estate related funds	(74)	(105)
Distributions of earnings from unconsolidated real estate related funds	45	51
Amortization of above and below-market leases, net	(1,453)	(1,340)
Non-cash gain on extinguishment of IPO related tax liability	-	(15,437)
Other non-cash adjustments	128	(57)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,267)	2,005
Deferred charges and other assets	(39,174)	(20,376)
Accounts payable and accrued expenses	(7,088)	8,963
Other liabilities	(916)	10,362
Net cash provided by operating activities	8,874	69,890

Cash Flows from Investing Activities:
Additions to real estate	(40,436)	(39,344)
Distribution of capital from an unconsolidated joint venture	7,810	-
Contributions of capital to unconsolidated joint ventures	(1,250)	(1,904)
Net cash used in investing activities	(33,876)	(41,248)

Cash Flows from Financing Activities:
Proceeds from the sale of a 45.0% interest in 900 Third Avenue	83,307	-
Contributions from noncontrolling interests in consolidated joint ventures	2,250	62,220
Distributions to noncontrolling interests in consolidated joint ventures	(1,855)	(809)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(140)	(178)
Repayment of notes and mortgages payable	-	(975,000)
Proceeds from notes and mortgages payable	-	850,000
Debt issuance costs	-	(10,638)
Contributions from noncontrolling interests in consolidated real estate related funds	-	889
Distributions to noncontrolling interests in consolidated real estate related funds	-	(8,354)
Dividends paid to common stockholders	-	(7,608)
Distributions paid to common unitholders	-	(752)
Net cash provided by (used in) financing activities	$83,562	$(90,230)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net increase (decrease) in cash and cash equivalents and restricted cash	$58,560	$(61,588)
Cash and cash equivalents and restricted cash at beginning of period	555,447	509,599
Cash and cash equivalents and restricted cash at end of period	$614,007	$448,011

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$375,056	$428,208
Restricted cash at beginning of period	180,391	81,391
Cash and cash equivalents and restricted cash at beginning of period	$555,447	$509,599

Cash and cash equivalents at end of period	$426,952	$276,235
Restricted cash at end of period	187,055	171,776
Cash and cash equivalents and restricted cash at end of period	$614,007	$448,011

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$39,618	$38,228
Cash payments for income taxes, net of refunds	213	216

Non-Cash Transactions:
Common shares issued upon redemption of common units	$25,050	$-
Write-off of fully amortized and/or depreciated assets	15,964	1,659
Additions to real estate included in accounts payable and accrued expenses	12,271	5,099
Change in value of interest rate swaps and interest rate caps	(13)	(4,687)
Dividends and distributions declared but not yet paid	-	8,376

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 92.1% of, the Operating Partnership as of March 31, 2025.

As of March 31, 2025, we own and/or manage a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

2.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, an update to Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASU 2023-09 enhances income tax disclosures by expanding the effective tax rate reconciliation and requiring disaggregated income tax information by jurisdictions. ASU 2023-09 is effective for fiscal years that begin after December 15, 2024, with early adoption permitted. We will adopt the provisions of ASU 2023-09 in our Annual Report on Form 10-K for the year ended December 31, 2025, and do not believe that the adoption will have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, an update to ASC Topic 220, Income Statement - Reporting Comprehensive Income. ASU 2024-03 requires disaggregated disclosures in the notes to the financial statements of each income statement line item that contains certain categories of expenses, including employee compensation, depreciation and amortization. ASU 2024-03 is effective for our year ending December 31, 2027, and interim periods beginning after December 15, 2027, with early adoption permitted. We are evaluating the impact of ASU 2024-03 on our consolidated financial statements and the related disclosures.

3.
Dispositions

On January 17, 2025, we sold a 45.0% equity interest in 900 Third Avenue, a 600,000 square foot Class A office building located in New York, at a gross asset valuation of $210,000,000. We realized net proceeds of $94,000,000 from the sale after transaction costs, of which $9,450,000 was received in December 2024 upon execution of the contract. Since the newly formed joint venture is deemed to be a variable interest entity and we are the primary beneficiary, we continue to consolidate the financial position and the result of operations of 900 Third Avenue into our consolidated financial statements and the sale was accounted for as an equity transaction.

4.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

We are the general partner and investment manager of Paramount Group Real Estate Fund X, LP (“Fund X”) and own a 13.0% interest in the fund. The following table sets forth the details of income or loss from real estate related fund investments for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net investment (loss) income	$(26)	$732
Net unrealized losses	-	(775)
Loss from real estate related fund investments	(26)	(43)
Less: noncontrolling interests in consolidated real estate related funds	22	50
(Loss) income from real estate related fund investments attributable to Paramount Group, Inc.	$(4)	$7

Residential Development Fund (“RDF”)

We are also the general partner of RDF in which we own a 7.4% interest. RDF owns a 35.0% interest in One Steuart Lane, a for-sale residential condominium project, in San Francisco, California. We consolidate the financial results of RDF into our consolidated financial statements and reflect the 92.6% interest that we do not own as noncontrolling interests in consolidated real estate related funds. RDF accounts for its 35.0% interest in One Steuart Lane under the equity method of accounting. Accordingly, our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%. See Note 6, Investments in Unconsolidated Joint Ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), which invests in real estate and related investments. As of March 31, 2025, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of March 31, 2025 and December 31, 2024, our share of the investments in the unconsolidated real estate related funds was $4,678,000 and $4,649,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized income of $74,000 and $105,000 during the three months ended March 31, 2025 and 2024, respectively, for our share of earnings, which is reflected as “income from unconsolidated real estate related funds” in our consolidated statements of income.

6.
Investments in Unconsolidated Joint Ventures

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

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	March 31, 2025	December 31, 2024
One Steuart Lane (1)	35.0% (2)	$70,617	$76,579
1600 Broadway (1)	9.2%	8,004	8,161
60 Wall Street	5.0%	2,521	1,212
Other (3)	Various	-	-
Investments in unconsolidated joint ventures		$81,142	$85,952

(Amounts in thousands)	For the Three Months Ended March 31,
Our Share of Net Income (Loss):	2025	2024
One Steuart Lane	$1,848	$691
1600 Broadway	-	1
60 Wall Street	59	(1,687)
Other (3)	-	(351)
Income (loss) from unconsolidated joint ventures	$1,907	$(1,346)

(1)
As of March 31, 2025, the carrying amount of our investments in One Steuart Lane and 1600 Broadway was greater than our share of equity in these investments by $490 and $296, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(2)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(3)
As of March 31, 2025, the carrying amount of our investments in the joint ventures that own 712 Fifth Avenue, Market Center, 55 Second Street, 111 Sutter Street and Oder-Center, Germany were $0. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	March 31, 2025	December 31, 2024
Real estate, net	$1,540,228	$1,567,771
Cash and cash equivalents and restricted cash	142,265	154,669
Intangible assets, net	41,259	42,672
For-sale residential condominium units (1)	185,944	195,113
Deferred rent receivable	43,619	42,128
Other assets	32,631	26,813
Total assets	$1,985,946	$2,029,166

Notes and mortgages payable, net	$1,797,068	$1,783,587
Accounts payable and accrued expenses	77,160	59,860
Intangible liabilities, net	2,586	2,480
Other liabilities	77,158	73,129
Total liabilities	1,953,972	1,919,056
Equity	31,974	110,110
Total liabilities and equity	$1,985,946	$2,029,166

(Amounts in thousands)	For the Three Months Ended March 31,
Income Statements:	2025	2024
Revenues:
Rental revenue	$32,484	$35,936
Other income (2)	18,748	14,998
Total revenues	51,232	50,934
Expenses:
Operating (3)	32,599	32,439
Depreciation and amortization	10,750	13,162
Total expenses	43,349	45,601
Other income (expense):
Interest and other income	1,816	626
Interest and debt expense	(18,715)	(17,589)
Loss before income taxes	(9,016)	(11,630)
Income tax expense	(26)	(16)
Net loss	$(9,042)	$(11,646)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds from the sale of residential condominium units at One Steuart Lane.
(3)
Includes cost of sales relating to residential condominium units sold at One Steuart Lane.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Intangible assets:
Gross amount	$197,625	$197,625
Accumulated amortization	(150,642)	(147,133)
	$46,983	$50,492
Intangible liabilities:
Gross amount	$114,618	$114,618
Accumulated amortization	(95,317)	(93,748)
	$19,301	$20,870

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Amortization of above and below-market leases, net (component of "rental revenue")	$1,453	$1,340
Amortization of acquired in-place leases (component of "depreciation and amortization")	3,158	4,760

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the nine-month period from April 1, 2025 through December 31, 2025, and each of the five succeeding years commencing from January 1, 2026.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2025	$3,109	$6,876
2026	2,947	7,137
2027	2,635	6,493
2028	2,554	6,414
2029	2,117	5,756
2030	1,728	4,667

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Debt

On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility (the “credit facility”) to permit the disposition of a 45.0% equity interest in 900 Third Avenue, one of the assets supporting our credit facility. In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025.

The following table summarizes our consolidated outstanding debt.

				Interest Rate
	Paramount	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Ownership	Date	Variable Rate	March 31, 2025	March 31, 2025	December 31, 2024
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	850,000

1301 Avenue of the Americas	100.0%	Aug-2026	SOFR + 277 bps (1)	6.27%	860,000	860,000

31 West 52nd Street	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				4.21%	3,692,050	3,692,050
Less: unamortized deferred financing costs					(13,157)	(15,420)
Total notes and mortgages payable, net					$3,678,893	$3,676,630

Revolving Credit Facility	100.0%	Mar-2026	SOFR + 135 bps	n/a	$-	$-

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See Note 9, Derivative Instruments and Hedging Activities.

9.
Derivative Instruments and Hedging Activities

Prior to August 2024, we had interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix SOFR at 0.49% through August 2024. We also had interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap SOFR at 4.50% through August 2024. In August 2024, upon the expiration of these agreements, we entered into new interest rate cap agreements for an aggregate notional amount of $860,000,000 to cap SOFR at 3.50% through August 2025. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive losses of $13,000 and $4,687,000 for the three months ended March 31, 2025 and 2024, respectively, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive loss in our consolidated financial statements. See Note 11, Accumulated Other Comprehensive Income. During the next twelve months, we estimate that $774,000 of the amounts to be recognized in accumulated other comprehensive income will be reclassified as a decrease to interest expense.

The table below provides additional details on our interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2025	December 31, 2024
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$2,220	$3,650
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,220	$3,650

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended March 31, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

11.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three months ended March 31, 2025 and 2024, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$340	$2,378
Amounts reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(353)	(7,065)
Amount of income related to unconsolidated joint ventures recognized in other comprehensive (loss) income	-	143

(1)
Represents amounts related to interest rate caps and interest rate swaps which were designated as cash flow hedges.

12.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of March 31, 2025 was $664,249,000, and represents the equity interests held by third parties in 1633 Broadway, 900 Third Avenue, One Market Plaza and 300 Mission Street. As of December 31, 2024, noncontrolling interests in consolidated joint ventures was $495,340,000, and represented equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in RDF and Fund X. As of March 31, 2025 and December 31, 2024, the noncontrolling interests in our consolidated real estate related funds aggregated $84,644,000 and $82,875,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of March 31, 2025 and December 31, 2024, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $264,887,000 and $290,005,000, respectively, and a redemption value of $80,774,000 and $99,085,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 92.1% of, the Operating Partnership as of March 31, 2025. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of March 31, 2025 and December 31, 2024, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Real estate, net	$3,522,958	$3,199,972
Cash and cash equivalents and restricted cash	306,798	280,258
Accounts and other receivables	12,926	10,067
Investments in unconsolidated joint ventures	70,617	76,579
Deferred rent receivable	199,812	192,939
Deferred charges, net	46,897	38,610
Intangible assets, net	27,224	28,569
Other assets	21,445	7,078
Total VIE assets	$4,208,677	$3,834,072

Notes and mortgages payable, net	$2,322,477	$2,320,880
Accounts payable and accrued expenses	57,814	54,877
Intangible liabilities, net	11,546	12,581
Other liabilities	5,327	5,334
Total VIE liabilities	$2,397,164	$2,393,672

Unconsolidated VIEs

As of March 31, 2025, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Investments in unconsolidated real estate funds	$4,678	$4,649
Investment in unconsolidated joint venture	2,521	1,212
Asset management fees and other receivables	524	482
Maximum risk of loss	$7,723	$6,343

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of March 31, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$2,220	$-	$2,220	$-
Total assets	$2,220	$-	$2,220	$-

	As of December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$3,650	$-	$3,650	$-
Total assets	$3,650	$-	$3,650	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable and the credit facility. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of March 31, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,462,972	$3,692,050	$3,412,126
Revolving credit facility	-	-	-	-
Total liabilities	$3,692,050	$3,462,972	$3,692,050	$3,412,126

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.
Leases

We lease office, retail and storage space to tenants, primarily under non-cancellable operating leases which generally have terms ranging from five to fifteen years. Most of our leases provide tenants with extension options at either fixed or market rates and few of our leases provide tenants with options to terminate early, but such options generally impose an economic penalty on the tenant upon exercising. Rental revenue is recognized in accordance with ASC Topic 842, Leases, and includes (i) fixed payments of cash rents, which represent revenue each tenant pays in accordance with the terms of its respective lease and that is recognized on a straight-line basis over the non-cancellable term of the lease, and includes the effects of rent steps and rent abatements under the leases, (ii) variable payments of tenant reimbursements, which are recoveries of all or a portion of the operating expenses and real estate taxes of the property and are recognized in the same period as the expenses are incurred, (iii) amortization of acquired above and below-market leases, net and (iv) lease termination income.

The following table sets forth the details of our rental revenue.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Rental revenue:
Fixed	$153,419	$160,824
Variable	25,602	18,899
Total rental revenue	$179,021	$179,723

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of March 31, 2025, for the nine-month period from April 1, 2025 through December 31, 2025, and each of the five succeeding years and thereafter commencing January 1, 2026.

(Amounts in thousands)
2025	$430,552
2026	514,186
2027	476,371
2028	476,392
2029	456,404
2030	409,100
Thereafter	1,514,835
Total	$4,277,840

16.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Fee income:
Asset management	$1,869	$2,305
Property management	1,513	1,744
Acquisition, disposition, leasing and other	1,643	2,199
Total fee income	5,025	6,248
Other income (1)	2,973	2,906
Total fee and other income	$7,998	$9,154

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Interest income, net	$3,815	$3,983
Non-cash gain on extinguishment of IPO related tax liability	-	15,437
Total interest and other income, net	$3,815	$19,420

18.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025		2024
Interest expense	$39,563		$37,901
Amortization of deferred financing costs	3,637	(1)	2,368
Total interest and debt expense	$43,200		$40,269

(1)
Includes a $1,289 write-off of deferred financing costs in connection with the modification of our credit facility.

19.
Incentive Compensation

Stock-Based Compensation

Our 2024 Equity Incentive Plan (the “2024 Plan”) provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP units, Performance-Based LTIP units, Time-Based Appreciation Only LTIP units and Performance-Based Appreciation Only LTIP units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $3,752,000 and $6,194,000 for the three months ended March 31, 2025 and 2024, respectively, related to awards granted in prior periods.

Completion of the 2022 Performance-Based Awards Program (“2022 Performance Program”)

On December 31, 2024, the three-year performance measurement period for our 2022 Performance Program ended. On February 7, 2025, the Compensation Committee of our board of directors determined that 26.7%, or 474,463 of the LTIP units that were granted under the 2022 Performance Program, were earned. Of the LTIP units that were earned, 237,225 units vested immediately on February 7, 2025 and the remaining 237,238 units are scheduled to vest on December 31, 2025.

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

	For the Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(10,026)	$9,865
Earnings allocated to unvested participating securities	-	(9)
Numerator for (loss) income per common share - basic and diluted	$(10,026)	$9,856
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	218,005	217,106
Effect of dilutive stock-based compensation plans (1)	-	80
Denominator for diluted (loss) income per common share - weighted average shares	218,005	217,186

(Loss) income per common share - basic and diluted	$(0.05)	$0.05

(1)
The effect of dilutive securities excludes 20,712 and 21,928 weighted average share equivalents for the three months ended March 31, 2025 and 2024, respectively, as their effect was anti-dilutive.

21.
Related Parties

HT Consulting GmbH

Albert Behler, our Chairman, Chief Executive Officer and President, owns 100% of HT Consulting GmbH (“HTC”), a licensed broker in Germany. We have an agreement with HTC to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. We incurred costs aggregating $120,000 and $123,000 for the three months ended March 31, 2025 and 2024, respectively, in connection with this agreement. As of March 31, 2025 and December 31, 2024, we owed $109,000 and $113,000, respectively, to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Aircraft Services

Mr. Behler owns 50% of a private aviation company, in addition to owning a private aircraft that is managed by third-party aviation management companies. From time to time, Mr. Behler utilizes aircraft sourced from his private aviation company and his private aircraft for business travel. We incurred costs aggregating $147,000 and $377,000 for the three months ended March 31, 2025 and 2024, respectively, related to the charter by Mr. Behler of such aircraft for business purposes, which is included as a component of “general and administrative” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Kramer Design Services

Kramer Design Services (“Kramer Design”) is 100% owned by the spouse of Mr. Behler. In February 2025, we entered into agreements with Kramer Design to provide branding and design services relating to certain of our properties in San Francisco for an aggregate cost of $220,000 excluding expenses. We paid Kramer Design $39,000 for the three months ended March 31, 2025, in connection with services rendered pursuant to these agreements. In addition, we had entered into an agreement with Kramer Design to develop branding and signage for the Paramount Club, our amenity center at 1301 Avenue of the Americas, which opened in May 2024. We paid Kramer Design $25,000 for the three months ended March 31, 2024, in connection with services rendered pursuant to this agreement.

Mannheim Trust

The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in August 2026. We recognized $30,000 in each of the three months ended March 31, 2025 and 2024, respectively, for our share of rental income pursuant to this lease.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, who is a member of our board of directors, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. We recognized rental revenue of $71,000 in each of the three months ended March 31, 2025 and 2024, respectively, pursuant to this lease.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family. We recognized fee income of $147,000 and $177,000 for the three months ended March 31, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of March 31, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $42,000 and $31,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,237,000 and $5,363,000 for the three months ended March 31, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of March 31, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $1,675,000 and $1,652,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of March 31, 2025, we have a $16,653,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

23.
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

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months March 31, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$181,994	$114,567	$66,988	$439
Real estate related taxes	(38,911)	(29,791)	(9,120)	-
Other operating expenses (1)	(39,139)	(26,035)	(10,919)	(2,185)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,083)	(3,246)	(18,837)	-
NOI from unconsolidated joint ventures	4,927	3,158	1,710	59
Paramount's share of NOI (2)	$86,788	$58,653	$29,822	$(1,687)

	For the Three Months March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$182,629	$117,804	$65,190	$(365)
Real estate related taxes	(36,551)	(28,876)	(7,675)	-
Other operating expenses (1)	(35,189)	(21,438)	(13,090)	(661)
NOI attributable to noncontrolling interests in consolidated joint ventures	(22,908)	(2,676)	(20,232)	-
NOI from unconsolidated joint ventures	5,602	3,555	2,047	-
Paramount's share of NOI (2)	$93,583	$68,369	$26,240	$(1,026)

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

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Paramount's share of NOI	$86,788	$93,583
NOI attributable to noncontrolling interests in consolidated joint ventures	22,083	22,908
Adjustments to arrive to net (loss) income:
Fee income	5,025	6,248
Depreciation and amortization	(58,879)	(61,114)
General and administrative	(17,461)	(16,634)
Income (loss) from unconsolidated joint ventures	1,907	(1,346)
NOI from unconsolidated joint ventures	(4,927)	(5,602)
Interest and other income, net	3,815	19,420
Interest and debt expense	(43,200)	(40,269)
Other, net	(102)	(116)
(Loss) income before income taxes	(4,951)	17,078
Income tax expense	(366)	(347)
Net (loss) income	(5,317)	16,731
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,845)	(5,206)
Consolidated real estate related funds	(1,769)	(762)
Operating Partnership	905	(898)
Net (loss) income attributable to common stockholders	$(10,026)	$9,865

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
March 31, 2025	$7,947,478	$5,176,697	$2,342,183	$428,598
December 31, 2024	7,871,503	5,138,087	2,332,583	400,833

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•
unfavorable market and economic conditions in the United States, including New York City and San Francisco, and globally, including as a result of tariffs, geopolitical tensions and elevated inflation and interest rates;
•
risks associated with high concentrations of our properties in New York City and San Francisco;
•
risks associated with ownership of real estate;
•
decreased rental rates or increased vacancy rates;
•
the risk we may lose a major tenant or that a major tenant may be adversely impacted by market and economic conditions, including tariffs, geopolitical tensions and elevated inflation and interest rates;
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
•
compliance with REIT requirements, which may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments; or
•
any of the other risks included in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the year ended December 31, 2024, including those set forth in Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the U.S. federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. A reader should review carefully our consolidated financial statements and the notes thereto as well as Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

There are no material changes to our critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Literature

A summary of our recently issued accounting literature and their potential impact on our consolidated financial statements, if any, are included in Note 2, Basis of Presentation and Significant Accounting Policies, to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 92.1% of, the Operating Partnership as of March 31, 2025.

As of March 31, 2025, we own and/or manage a portfolio of 18 properties aggregating 13.8 million square feet comprised of:

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

Additionally, we have an investment management business where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals.

Disposition

900 Third Avenue

On January 17, 2025, we sold a 45.0% equity interest in 900 Third Avenue, a 600,000 square foot Class A office building located in New York, at a gross asset valuation of $210,000,000. We realized net proceeds of $94,000,000 from the sale after transaction costs, of which $9,450,000 was received in December 2024 upon execution of the contract.

Revolving Credit Facility

On January 17, 2025, we entered into a consent agreement with the lenders of our revolving credit facility (the “credit facility”) to permit the disposition of a 45.0% equity interest in 900 Third Avenue, one of the assets supporting our credit facility. In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025.

Financing

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

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended March 31, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended March 31, 2025

The following table presents the details on the leases signed during the three months ended March 31, 2025. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended March 31, 2025	Total	New York	San Francisco
Total square feet leased	283,874	278,115	5,759
Pro rata share of total square feet leased:	186,447	184,036	2,411
Initial rent (1)	$76.52	$76.22	$98.83
Weighted average lease term (in years)	12.9	13.1	1.9

Tenant improvements and leasing commissions:
Per square foot	$177.55	$179.71	$12.59
Per square foot per annum	$13.74	$13.75	$6.78
Percentage of initial rent	18.0%	18.0%	6.9%

Rent concessions:
Average free rent period (in months)	12.3	12.4	1.6
Average free rent period per annum (in months)	1.0	1.0	0.9

Second generation space: (2)
Square feet	81,707	80,410	1,297
Cash basis:
Initial rent (1)	$79.08	$78.41	$120.16
Prior escalated rent (3)	$80.27	$79.69	$116.10
Percentage (decrease) increase	(1.5%)	(1.6%)	3.5%
GAAP basis:
Straight-line rent	$78.48	$77.81	$120.16
Prior straight-line rent	$73.30	$72.87	$100.12
Percentage increase	7.1%	6.8%	20.0%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy (at share) as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of March 31, 2025	86.2%	87.4%	82.3%
As of December 31, 2024	84.8%	85.0%	83.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York, and Market Center and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended March 31, 2025

In the three months ended March 31, 2025, we leased 283,874 square feet, of which our share was 186,447 square feet that was leased at a weighted average initial rent of $76.52 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased same store leased occupancy by 140 basis points to 86.2% at March 31, 2025 from 84.8% at December 31, 2024.

Of the 283,874 square feet leased in the three months ended March 31, 2025, 81,707 square feet represented our share of second generation space for which rental rates increased by 7.1% on a GAAP basis and decreased by 1.5% on a cash basis. The weighted average lease term for leases signed during the three months was 12.9 years and weighted average tenant improvements and leasing commissions on these leases were $13.74 per square foot per annum, or 18.0% of initial rent.

New York

In the three months ended March 31, 2025, we leased 278,115 square feet in our New York portfolio, of which our share was 184,036 square feet that was leased at a weighted average initial rent of $76.22 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased same store leased occupancy by 240 basis points to 87.4% at March 31, 2025 from 85.0% at December 31, 2024.

Of the 278,115 square feet leased in the three months ended March 31, 2025, 80,410 square feet represented our share of second generation space for which rental rates increased by 6.8% on a GAAP basis and decreased by 1.6% on a cash basis. The weighted average lease term for leases signed during the three months was 13.1 years and weighted average tenant improvements and leasing commissions on these leases were $13.75 per square foot per annum, or 18.0% of initial rent.

San Francisco

In the three months ended March 31, 2025, we leased 5,759 square feet in our San Francisco portfolio, of which our share was 2,411 square feet that was leased at a weighted average initial rent of $98.83 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 150 basis points to 82.3% at March 31, 2025 from 83.8% at December 31, 2024.

Of the 5,759 square feet leased in the three months ended March 31, 2025, 1,297 square feet represented our share of second generation space for which rental rates increased by 20.0% on a GAAP basis and 3.5% on a cash basis. The weighted average lease term for leases signed during the three months was 1.9 years and weighted average tenant improvements and leasing commissions on these leases were $6.78 per square foot per annum, or 6.9% of initial rent.

Financial Results - Three Months Ended March 31, 2025 and 2024

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $10,026,000, or $0.05 per diluted share, for the three months ended March 31, 2025, compared to net income attributable to common stockholders of $9,865,000, or $0.05 per diluted share, for the three months ended March 31, 2024. Net income attributable to common stockholders for the three months ended March 31, 2024 includes a $14,148,000, or $0.07 per diluted share, non-cash gain on extinguishment of a tax liability related to our initial public offering.

Funds from Operations (“FFO”) attributable to common stockholders was $36,880,000, or $0.17 per diluted share, for the three months ended March 31, 2025, compared to $59,821,000, or $0.28 per diluted share, for the three months ended March 31, 2024. FFO attributable to common stockholders for the three months ended March 31, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the three months ended March 31, 2025 and 2024 also includes the impact of non-core items, which are listed in the table on page 42. While the aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended March 31, 2025 by $1,011,000, it had no impact on FFO per diluted share. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, increased FFO attributable to common stockholders for the three months ended March 31, 2024 by $11,883,000, or $0.06 per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 42, was $37,891,000, or $0.17 per diluted share, for the three months ended March 31, 2025, compared to $47,938,000 or $0.22 per diluted share, for the three months ended March 31, 2024.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended March 31, 2025 versus March 31, 2024.

	Total	New York	San Francisco
Same Store NOI	(5.4%)	(13.0%)	13.7%
Same Store Cash NOI	(4.1%)	(14.3%)	19.9%

See pages 38-42 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended March 31, 2025 and 2024

The following pages summarize our consolidated results of operations for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024	Change
Revenues:
Rental revenue	$179,021	$179,723	$(702)
Fee and other income	7,998	9,154	(1,156)
Total revenues	187,019	188,877	(1,858)
Expenses:
Operating	78,050	71,740	6,310
Depreciation and amortization	58,879	61,114	(2,235)
General and administrative	17,461	16,634	827
Transaction related costs	150	178	(28)
Total expenses	154,540	149,666	4,874
Other income (expense):
Loss from real estate related fund investments	(26)	(43)	17
Income from unconsolidated real estate related funds	74	105	(31)
Income (loss) from unconsolidated joint ventures	1,907	(1,346)	3,253
Interest and other income, net	3,815	19,420	(15,605)
Interest and debt expense	(43,200)	(40,269)	(2,931)
(Loss) income before income taxes	(4,951)	17,078	(22,029)
Income tax expense	(366)	(347)	(19)
Net (loss) income	(5,317)	16,731	(22,048)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(3,845)	(5,206)	1,361
Consolidated real estate related funds	(1,769)	(762)	(1,007)
Operating Partnership	905	(898)	1,803
Net (loss) income attributable to common stockholders	$(10,026)	$9,865	$(19,891)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $187,019,000 for the three months ended March 31, 2025, compared to $188,877,000 for the three months ended March 31, 2024, a decrease of $1,858,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Rental revenue
Same store operations	$(673)	$(3,090)	(1)	$2,417	$-
Lease termination income	224	224		-	-
Other, net	(253)	-		-	(253)
(Decrease) increase in rental revenue	$(702)	$(2,866)		$2,417	$(253)

Fee and other income
Fee income
Asset management	$(436)	$-		$-	$(436)
Property management	(231)	-		-	(231)
Acquisition, disposition, leasing and other	(556)	-		-	(556)
Decrease in fee income	(1,223)	-		-	(1,223)
Other income
Same store operations	67	(371)		(619)	1,057
Increase (decrease) in other income	67	(371)		(619)	1,057
Decrease in fee and other income	$(1,156)	$(371)		$(619)	$(166)

Total (decrease) increase in revenues	$(1,858)	$(3,237)		$1,798	$(419)

(1)
Primarily due to lower average occupancy at 31 West 52nd Street due to the scheduled expiration of Clifford Chance’s lease in the prior year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $154,540,000 for the three months ended March 31, 2025, compared to $149,666,000 for the three months ended March 31, 2024, an increase of $4,874,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Operating
Same store operations	$5,003	$5,729	(1)	$(726)	$-
Other, net	1,307	(277)		-	1,584
Increase (decrease) in operating	$6,310	$5,452		$(726)	$1,584

Depreciation and amortization
Operations	$(2,235)	$(1,480)	(2)	$(608)	$(147)
Decrease in depreciation and amortization	$(2,235)	$(1,480)		$(608)	$(147)

General and administrative
Operations	$827	$-		$-	$827
Increase in general and administrative	$827	$-		$-	$827

Decrease in transaction related costs	$(28)	$-		$-	$(28)

Total increase (decrease) in expenses	$4,874	$3,972		$(1,334)	$2,236

(1)
Primarily due to higher utilities, repairs and maintenance, and real estate taxes.
(2)
Primarily due to a write-off of tenant improvements in the prior year at 1633 Broadway.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $26,000 for the three months ended March 31, 2025, compared to $43,000 for the three months ended March 31, 2024, a decrease in loss of $17,000.

Income from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $74,000 for the three months ended March 31, 2025, compared to $105,000 for the three months ended March 31, 2024, a decrease in income of $31,000.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,907,000 for the three months ended March 31, 2025, compared to loss from unconsolidated joint ventures of $1,346,000 for the three months ended March 31, 2024, an increase in income of $3,253,000. This increase in income resulted from:

(Amounts in thousands)
60 Wall Street (losses in the prior year)	$1,746	(1)
Higher income from One Steuart Lane (higher income in the current year)	1,157	(2)
Other, net	350
Total increase in income	$3,253

(1)
Primarily due to recognition of previously deferred losses upon the resumption of equity method of accounting in the prior year.
(2)
Primarily due to Residential Development Fund’s (“RDF”) share of gain on sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $3,815,000 for the three months ended March 31, 2025, compared to $19,420,000 for the three months ended March 31, 2024, a decrease in income of $15,605,000. This decrease resulted primarily from a $15,437,000 non-cash gain on extinguishment of a tax liability related to our initial public offering in the prior year.

Interest and Debt Expense

Interest and debt expense was $43,200,000 for the three months ended March 31, 2025, compared to $40,269,000 for the three months ended March 31, 2024, an increase of $2,931,000. This increase resulted primarily from (i) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024, partially offset by lower interest expense on the $360,000,000 variable rate portion of our debt at the same property and (ii) a $1,289,000 write-off of deferred financing costs in connection with the modification of our credit facility.

Income Tax Expense

Income tax expense was $366,000 for the three months ended March 31, 2025, compared to $347,000 for the three months ended March 31, 2024, an increase of $19,000.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $3,845,000 for the three months ended March 31, 2025, compared to $5,206,000 for the three months ended March 31, 2024, a $1,361,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted primarily from lower net income attributable to noncontrolling interests in One Market Plaza.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $1,769,000 for the three months ended March 31, 2025, compared to $762,000 for the three months ended March 31, 2024, an increase in net income attributable to noncontrolling interests in consolidated real estate related funds of $1,007,000. This increase in income resulted primarily from RDF’s share of higher gains on sale of residential condominium units at One Steuart Lane in the current year.

Net (Loss) Income Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $905,000 for the three months ended March 31, 2025, compared to net income attributable to noncontrolling interests in the Operating Partnership of $898,000 for the three months ended March 31, 2024, a decrease in net income allocated to noncontrolling interests of $1,803,000. This decrease in income resulted from lower net income subject to allocation to the unitholders of the Operating Partnership in the current year.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances, cash flow from operations and borrowings available under our credit facility. As of March 31, 2025, we had $814,007,000 of liquidity comprised of $426,952,000 of cash and cash equivalents, $187,055,000 of restricted cash and $200,000,000 of borrowing capacity under our credit facility.

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

Consolidated Debt

As of March 31, 2025, our outstanding consolidated debt aggregated $3.69 billion. We had no amounts outstanding under our credit facility and none of our consolidated debt matures until June 2026. We may refinance any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

Our credit facility is scheduled to mature in March 2026, and has two six-month extension options. The interest rate on the credit facility is 135 basis points over SOFR with adjustments based on the terms of advances, plus a facility fee of 20 basis points. The credit facility also features a sustainability-linked pricing component such that if we meet certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The credit facility contains certain restrictions and covenants that require us to maintain, on an ongoing basis, (i) a leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters, (ii) a secured leverage ratio not to exceed 50%, (iii) a fixed coverage ratio of at least 1.50, (iv) an unsecured leverage ratio not to exceed 60%, which may be increased to 65% for any fiscal quarter in which an acquisition of real estate is completed, and for up to the next three subsequent consecutive fiscal quarters and (v) an unencumbered interest coverage ratio of at least 1.75. The facility also contains customary representations and warranties, limitations on permitted investments and other covenants.

On January 17, 2025, we entered into a consent agreement with the lenders of our credit facility to permit the disposition of a 45.0% equity interest in 900 Third Avenue, one of the assets supporting our credit facility. In connection therewith, we reduced the aggregate commitments under the credit facility to $450,000,000 and modified our credit facility to, among other things, (i) reduce the aggregate unencumbered asset value of all unencumbered eligible properties from $900,000,000 to $500,000,000, (ii) increase the secured leverage ratio as of the last day of any relevant fiscal quarter from 50% to 60%, and (iii) limit borrowings under the credit facility to $200,000,000 through June 30, 2025. There are currently two assets supporting our credit facility. A sale of an equity interest in either of these assets will result in a termination of the existing credit facility. If the existing credit facility is terminated, there is no guarantee we would be able to obtain a new credit facility on favorable terms, or at all.

Dividend Policy

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

Off Balance Sheet Arrangements

As of March 31, 2025, our unconsolidated joint ventures had $1.81 billion of outstanding indebtedness, of which our share was $636,905,000. In August 2024, the joint venture that owns Market Center, in which we have a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. The joint venture is currently working with the lenders to sell the property. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended March 31, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. In addition, our credit facility contains representations, warranties, covenants, other agreements and events of default customary for agreements of this type with comparable companies. As of March 31, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of March 31, 2025, we have a $16,653,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

Cash Flows

Cash and cash equivalents and restricted cash were $614,007,000 and $555,447,000 as of March 31, 2025 and December 31, 2024, respectively, and $448,011,000 and $509,599,000 as of March 31, 2024 and December 31, 2023, respectively. Cash and cash equivalents and restricted cash increased by $58,560,000 for the three months ended March 31, 2025, and decreased by $61,588,000 for the three months ended March 31, 2024. The following table sets forth the changes in cash flow.

	For the Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$8,874	$69,890
Investing activities	(33,876)	(41,248)
Financing activities	83,562	(90,230)

Operating Activities

Three months ended March 31, 2025 – We generated $8,874,000 of cash from operating activities for the three months ended March 31, 2025, primarily from (i) $58,117,000 of net income (before $63,434,000 of non-cash adjustments), and (ii) $202,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $49,445,000 of net changes in operating assets and liabilities. Non-cash adjustments of $63,434,000 were primarily comprised of depreciation and amortization, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Three months ended March 31, 2025 – We used $33,876,000 of cash for investing activities for the three months ended March 31, 2025, for (i) $40,436,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $1,250,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $7,810,000 of a distribution of capital from an unconsolidated joint venture.

Three months ended March 31, 2024 – We used $41,248,000 of cash for investing activities for the three months ended March 31, 2024, for (i) $39,344,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements and (ii) $1,904,000 for contributions of capital to an unconsolidated joint venture.

Financing Activities

Three months ended March 31, 2025 – We generated $83,562,000 of cash from financing activities for the three months ended March 31, 2025, from (i) $83,307,000 of proceeds received for the sale of a 45.0% equity interest in 900 Third Avenue, and (ii) $2,250,000 of contributions from noncontrolling interests in 900 Third Avenue, partially offset by (iii) $1,855,000 distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, and (iv) $140,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which include property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also use Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three months ended March 31, 2025 and 2024.

	For the Three Months March 31, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(5,317)	$(10,214)	$17,905	$(13,008)
Adjustments to arrive at NOI:
Fee income	(5,025)	-	-	(5,025)
Depreciation and amortization	58,879	39,814	17,962	1,103
General and administrative	17,461	-	-	17,461
Income from unconsolidated joint ventures	(1,907)	(59)	-	(1,848)
NOI from unconsolidated joint ventures	4,927	3,158	1,710	59
Interest and other income, net	(3,815)	(730)	(557)	(2,528)
Interest and debt expense	43,200	29,925	11,633	1,642
Income tax expense	366	5	6	355
Other, net	102	-	-	102
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,083)	(3,246)	(18,837)	-
Paramount's share of NOI	$86,788	$58,653	$29,822	$(1,687)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	707	(3,661)	4,261	107
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,554)	(747)	(807)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(2,264)	(355)	(1,909)	-
Paramount's share of Cash NOI	$83,677	$53,890	$31,367	$(1,580)

	For the Three Months March 31, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$16,731	$(1,278)	$12,989	$5,020
Adjustments to arrive at NOI and Cash NOI:
Fee income	(6,248)	-	-	(6,248)
Depreciation and amortization	61,114	41,294	18,570	1,250
General and administrative	16,634	-	-	16,634
Loss (income) from unconsolidated joint ventures	1,346	1,686	302	(642)
NOI from unconsolidated joint ventures	5,602	3,555	2,047	-
Interest and other income, net	(19,420)	(793)	(386)	(18,241)
Interest and debt expense	40,269	26,573	12,945	751
Income tax expense	347	8	5	334
Other, net	116	-	-	116
Amounts attributable to noncontrolling interests in consolidated joint ventures	(22,908)	(2,676)	(20,232)	-
Paramount's share of NOI	$93,583	$68,369	$26,240	$(1,026)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(3,387)	(3,909)	416	106
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,658)	(615)	(1,043)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	439	(112)	551	-
Paramount's share of Cash NOI	$88,977	$63,733	$26,164	$(920)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three months ended March 31, 2025 and 2024. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months March 31, 2025
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2025 (1)	$86,788	$58,653		$29,822	$(1,687)
Non-same store adjustments:
Lease termination income	(1,168)	(1,168)		-	-
Other, net	1,719	32		-	1,687
Paramount's share of Same Store NOI for the
three months ended March 31, 2025	$87,339	$57,517		$29,822	$-

	For the Three Months March 31, 2024
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of NOI for the three months ended
March 31, 2024 (1)	$93,583	$68,369		$26,240	$(1,026)
Non-same store adjustments:
Dispositions	(1,574)	(1,574)	(2)	-	-
Lease termination income	(944)	(944)		-	-
Other, net	1,304	278		-	1,026
Paramount's share of Same Store NOI for the
three months ended March 31, 2024	$92,369	$66,129		$26,240	$-

% (Decrease) increase	(5.4%)	(13.0%)		13.7%

(1)
See page 38 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s NOI to account for the 45.0% sale of 900 Third Avenue.

	For the Three Months March 31, 2025
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months ended
March 31, 2025 (1)	$83,677	$53,890		$31,367	$(1,580)
Non-same store adjustments:
Lease termination income	(1,168)	(1,168)		-	-
Other, net	1,612	32		-	1,580
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2025	$84,121	$52,754		$31,367	$-

	For the Three Months March 31, 2024
(Amounts in thousands)	Total	New York		San Francisco	Other
Paramount's share of Cash NOI for the three months ended
March 31, 2024 (1)	$88,977	$63,733		$26,164	$(920)
Non-same store adjustments:
Dispositions	(1,515)	(1,515)	(2)	-	-
Lease termination income	(944)	(944)		-	-
Other, net	1,198	278		-	920
Paramount's share of Same Store Cash NOI for the
three months ended March 31, 2024	$87,716	$61,552		$26,164	$-

% (Decrease) increase	(4.1%)	(14.3%)		19.9%

(1)
See page 38 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s Cash NOI to account for the 45.0% sale of 900 Third Avenue.

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

	For the Three Months Ended March 31,
	2025	2024
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(5,317)	$16,731
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	61,902	64,424
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(16,377)	(15,885)
FFO attributable to the Operating Partnership	40,208	65,270
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,328)	(5,449)
FFO attributable to common stockholders	$36,880	$59,821
Per diluted share	$0.17	$0.28

FFO attributable to the Operating Partnership	$40,208	$65,270
Adjustments for non-core items:
Non-cash gain on extinguishment of IPO related tax liability	-	(15,437)
Write-off of deferred financing costs	1,289	-
Other, net (primarily adjustments related to unconsolidated joint ventures)	(187)	2,471
Core FFO attributable to the Operating Partnership	41,310	52,304
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,419)	(4,366)
Core FFO attributable to common stockholders	$37,891	$47,938
Per diluted share	$0.17	$0.22

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	218,005,447	217,105,686
Effect of dilutive securities	68,946	80,723
Denominator for FFO and Core FFO per diluted share	218,074,393	217,186,409

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at both fixed and variable rates. We manage our market risk on variable rate debt by entering into interest rate swap agreements to fix the rate or interest rate cap agreements to limit exposure to increases in rates, on all or a portion of the debt for varying periods through maturity. This in turn, reduces the risks of variability of cash flows created by variable rate debt and mitigates the risk of increases in interest rates. Our objective when undertaking such arrangements is to reduce our floating rate exposure and we do not enter into hedging arrangements for speculative purposes. Subject to maintaining our status as a REIT for federal income tax purposes, we may utilize swap and cap arrangements in the future.

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of March 31, 2025.

Property	Rate	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$500,000	$-	$-	$-	$-	$500,000	$486,180
300 Mission Street	4.50%	-	232,050	-	-	-	-	232,050	225,870
One Market Plaza	4.08%	-	-	850,000	-	-	-	850,000	834,413
1633 Broadway	2.99%	-	-	-	-	1,250,000	-	1,250,000	1,053,343
Total Fixed Rate Debt	3.58%	$-	$732,050	$850,000	$-	$1,250,000	$-	$2,832,050	$2,599,806

Variable Rate Debt:
1301 Avenue of the Americas (1)	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$863,166
Revolving Credit Facility	n/a	-	-	-	-	-	-	-	-
Total Variable Rate Debt	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$863,166

Total Consolidated Debt	4.21%	$-	$1,592,050	$850,000	$-	$1,250,000	$-	$3,692,050	$3,462,972

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See table below.

In addition to the above, our unconsolidated joint ventures had $1.81 billion of outstanding indebtedness as of March 31, 2025, of which our share was $636,905,000.

The table below provides additional details on our interest rate caps as of March 31, 2025.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	March 31, 2025	December 31, 2024
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$2,220	$3,650
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$2,220	$3,650

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of March 31, 2025			As of December 31, 2024
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$860,000	6.27%	$8,600	$860,000	6.27%
Fixed rate	2,113,680	3.45%	-	2,113,680	3.45%
	$2,973,680	4.26%	$8,600	$2,973,680	4.26%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$380,382	6.09%	$3,804	$379,216	6.31%
Fixed rate	256,523	4.05%	-	256,040	4.03%
	$636,905	5.27%	$3,804	$635,256	5.39%

Noncontrolling interests' share of above			$(1,027)
Total change in annual net income			$11,377
Per diluted share			$0.05

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

As of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures. Based on the foregoing evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of March 31, 2025, we do not believe that the results of any such claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, we issued an aggregate of 51,722 shares of common stock in exchange for 51,722 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received the shares of common stock.

Recent Purchases of Equity Securities

The following table summarizes our purchase of equity securities in the three months ended March 31, 2025.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet be Available for Future Purchased under the Plans or Programs (2)
January 2025	-		$-	-	$15,000,000
February 2025	29,894	(1)	4.73	-	15,000,000
March 2025	-		-	-	15,000,000

(1)
Represents shares of common stock surrendered by employees for the satisfaction of tax withholding obligations in connection with the vesting of restricted common stock.
(2)
We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended March 31, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Consent Agreement dated as of January 17, 2025 among Paramount Group Operating Partnership LP, as the Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.2†

Second Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Wilbur Paes, effective March 10, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on March 11, 2025.

10.3†

Amended and Restated Employment Agreement among Paramount Group, Inc., Paramount Group Operating Partnership LP and Peter Brindley, effective March 10, 2025, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on March 11, 2025.

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

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.
Date:	April 30, 2025	By:	/s/ Wilbur Paes	Chief Operating Officer, Chief Financial Officer and Treasurer
			Wilbur Paes	(duly authorized officer and principal financial officer)

Date:	April 30, 2025	By:	/s/ Ermelinda Berberi	Senior Vice President, Chief Accounting Officer
			Ermelinda Berberi	(duly authorized officer and principal accounting officer)