Form 10-Q
period 2025-06-30
Paramount Group, Inc.
filed 2025-07-30
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

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

As of July 15, 2025, there were 220,392,025 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	June 30, 2025	December 31, 2024
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,351,241	6,325,097
	8,317,478	8,291,334
Accumulated depreciation and amortization	(1,692,997)	(1,639,529)
Real estate, net	6,624,481	6,651,805
Cash and cash equivalents	439,905	375,056
Restricted cash	219,660	180,391
Accounts and other receivables	23,824	18,229
Investments in unconsolidated real estate related funds	4,397	4,649
Investments in unconsolidated joint ventures	84,501	85,952
Deferred rent receivable	351,331	356,425
Deferred charges, net of accumulated amortization of $88,517 and $91,818	116,913	100,684
Intangible assets, net of accumulated amortization of $124,614 and $147,133	43,724	50,492
Other assets	49,977	47,820
Total assets (1)	$7,958,713	$7,871,503

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $11,193 and $15,420	$3,680,857	$3,676,630
Accounts payable and accrued expenses	115,688	119,881
Intangible liabilities, net of accumulated amortization of $78,839 and $93,748	17,804	20,870
Other liabilities	41,966	44,625
Total liabilities (1)	3,856,315	3,862,006
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 220,311,416 and 217,527,797 shares in 2025 and 2024, respectively	2,203	2,175
Additional paid-in-capital	4,061,826	4,144,301
Earnings less than distributions	(1,035,578)	(1,005,627)
Accumulated other comprehensive (loss) income	(9)	428
Paramount Group, Inc. equity	3,028,442	3,141,277
Noncontrolling interests in:
Consolidated joint ventures	743,127	495,340
Consolidated real estate related funds	84,743	82,875
Operating Partnership (17,875,998 and 20,057,699 units outstanding)	246,086	290,005
Total equity	4,102,398	4,009,497
Total liabilities and equity	$7,958,713	$7,871,503

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 92.5% as of June 30, 2025. As of June 30, 2025, the assets and liabilities of the Operating Partnership include $4,682,280 and $2,403,536 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Rental revenue	$168,033	$179,678	$347,054	$359,401
Fee and other income	9,012	7,730	17,010	16,884
Total revenues	177,045	187,408	364,064	376,285
Expenses:
Operating	74,884	74,192	152,934	145,932
Depreciation and amortization	60,062	61,735	118,941	122,849
General and administrative	24,311	16,632	41,772	33,266
Transaction related costs	709	423	859	601
Total expenses	159,966	152,982	314,506	302,648
Other income (expense):
Loss from real estate related fund investments	(23)	(27)	(49)	(70)
(Loss) income from unconsolidated real estate related funds	(224)	(15)	(150)	90
Income (loss) from unconsolidated joint ventures	52	(771)	1,959	(2,117)
Interest and other income, net	4,026	3,893	7,841	23,313
Interest and debt expense	(42,284)	(40,004)	(85,484)	(80,273)
(Loss) income before income taxes	(21,374)	(2,498)	(26,325)	14,580
Income tax benefit (expense)	965	(362)	599	(709)
Net (loss) income	(20,409)	(2,860)	(25,726)	13,871
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(971)	(6,269)	(4,816)	(11,475)
Consolidated real estate related funds	(99)	589	(1,868)	(173)
Operating Partnership	1,694	721	2,599	(177)
Net (loss) income attributable to common stockholders	$(19,785)	$(7,819)	$(29,811)	$2,046

(Loss) income per Common Share - Basic:
(Loss) income per common share	$(0.09)	$(0.04)	$(0.14)	$0.01
Weighted average common shares outstanding	219,216,715	217,204,870	218,614,427	217,155,278

(Loss) income per Common Share - Diluted:
(Loss) income per common share	$(0.09)	$(0.04)	$(0.14)	$0.01
Weighted average common shares outstanding	219,216,715	217,204,870	218,614,427	217,208,977

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net (loss) income	$(20,409)	$(2,860)	$(25,726)	$13,871
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(461)	(5,968)	(474)	(10,655)
Pro rata share of other comprehensive income (loss) of unconsolidated joint ventures	-	(71)	-	72
Comprehensive (loss) income	(20,870)	(8,899)	(26,200)	3,288
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(971)	(6,269)	(4,816)	(11,475)
Consolidated real estate related funds	(99)	589	(1,868)	(173)
Operating Partnership	1,730	1,233	2,636	713
Comprehensive loss attributable to common stockholders	$(20,210)	$(13,346)	$(30,248)	$(7,647)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Related Funds	Partnership	Equity
Balance as of March 31, 2025	219,225	$2,192	$4,100,336	$(1,015,793)	$416	$664,249	$84,644	$264,887	$4,100,931
Net (loss) income	-	-	-	(19,785)	-	971	99	(1,694)	(20,409)
Common shares issued upon redemption of common units	1,035	11	14,592	-	-	-	-	(14,603)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	51	-	-	-	-	-	-	-	-
Contributions from noncontrolling interests	-	-	-	-	-	6,126	-	-	6,126
Distributions to noncontrolling interests	-	-	-	-	-	(1,915)	-	-	(1,915)
Change in value of interest rate caps	-	-	-	-	(425)	-	-	(36)	(461)
Amortization of equity awards	-	-	154	-	-	-	-	7,706	7,860
Sale of a 25% interest in One Front Street	-	-	(63,430)	-	-	73,696	-	-	10,266
Reallocation of noncontrolling interest	-	-	10,174	-	-	-	-	(10,174)	-
Balance as of June 30, 2025	220,311	$2,203	$4,061,826	$(1,035,578)	$(9)	$743,127	$84,743	$246,086	$4,102,398

Balance as of March 31, 2024	217,329	$2,173	$4,131,652	$(941,855)	$7,080	$480,542	$103,886	$295,183	$4,078,661
Net (loss) income	-	-	-	(7,819)	-	6,269	(589)	(721)	(2,860)
Common shares issued upon redemption of common units	76	-	1,117	-	-	-	-	(1,117)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	50	-	-	-	-	-	-	-	-
Dividends and distributions ($0.035 per share and unit)	-	-	-	(7,611)	-	-	-	(771)	(8,382)
Distributions to noncontrolling interests	-	-	-	-	-	(828)	(9,957)	-	(10,785)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(5,462)	-	-	(506)	(5,968)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(65)	-	-	(6)	(71)
Amortization of equity awards	-	-	240	-	-	-	-	4,828	5,068
Reallocation of noncontrolling interest	-	-	2,463	-	-	-	-	(2,463)	-
Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2024	217,528	$2,175	$4,144,301	$(1,005,627)	$428	$495,340	$82,875	$290,005	$4,009,497
Net (loss) income	-	-	-	(29,811)	-	4,816	1,868	(2,599)	(25,726)
Common shares issued upon redemption of common units	2,768	28	39,625	-	-	-	-	(39,653)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	15	-	-	(140)	-	-	-	-	(140)
Contributions from noncontrolling interests	-	-	-	-	-	8,376	-	-	8,376
Distributions to noncontrolling interests	-	-	-	-	-	(3,770)	-	-	(3,770)
Change in value of interest rate caps	-	-	-	-	(437)	-	-	(37)	(474)
Amortization of equity awards	-	-	351	-	-	-	-	11,261	11,612
Sale of a 45.0% interest in 900 Third Avenue	-	-	(71,912)	-	-	164,669	-	-	92,757
Sale of a 25.0% interest in One Front Street	-	-	(63,430)	-	-	73,696	-	-	10,266
Reallocation of noncontrolling interest	-	-	12,891	-	-	-	-	(12,891)	-
Balance as of June 30, 2025	220,311	$2,203	$4,061,826	$(1,035,578)	$(9)	$743,127	$84,743	$246,086	$4,102,398

Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net income	-	-	-	2,046	-	11,475	173	177	13,871
Common shares issued upon redemption of common units	76	-	1,117	-	-	-	-	(1,117)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	13	-	-	(178)	-	-	-	-	(178)
Dividends and distributions $0.07 per share and unit)	-	-	-	(15,218)	-	-	-	(1,540)	(16,758)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(1,637)	(18,311)	-	(19,948)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(9,759)	-	-	(896)	(10,655)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	66	-	-	6	72
Amortization of equity awards	-	-	509	-	-	-	-	10,753	11,262
Reallocation of noncontrolling interest	-	-	45	-	-	-	-	(45)	-
Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(25,726)	$13,871
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	118,941	122,849
Straight-lining of rental revenue	4,598	(3,318)
Amortization of stock-based compensation expense	11,612	11,262
Amortization of deferred financing costs	6,396	4,995
(Income) loss from unconsolidated joint ventures	(1,959)	2,117
Distributions of earnings from unconsolidated joint ventures	229	217
Unrealized losses on real estate related fund investments	-	775
Loss (income) from unconsolidated real estate related funds	150	(90)
Distributions of earnings from unconsolidated real estate related funds	102	103
Amortization of above and below-market leases, net	(2,829)	(2,972)
Non-cash gain on extinguishment of IPO related tax liability	-	(15,437)
Other non-cash adjustments	(1,103)	63
Changes in operating assets and liabilities:
Accounts and other receivables	(5,595)	4,136
Deferred charges and other assets	(24,664)	(14,272)
Accounts payable and accrued expenses	(10,024)	3,184
Other liabilities	6,952	9,372
Net cash provided by operating activities	77,080	136,855

Cash Flows from Investing Activities:
Additions to real estate	(73,771)	(64,840)
Distribution of capital from an unconsolidated joint venture	7,810	1,792
Contributions of capital to unconsolidated joint ventures	(4,629)	(1,904)
Net cash used in investing activities	(70,590)	(64,952)

Cash Flows from Financing Activities:
Proceeds from the sale of a 45.0% interest in 900 Third Avenue	83,307	-
Proceeds from the sale of a 25.0% interest in One Front Street	10,266	-
Contributions from noncontrolling interests in consolidated joint ventures	8,376	62,220
Distributions to noncontrolling interests in consolidated joint ventures	(3,770)	(1,637)
Debt issuance costs	(411)	(10,649)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(140)	(178)
Repayment of notes and mortgages payable	-	(975,000)
Proceeds from notes and mortgages payable	-	850,000
Contributions from noncontrolling interests in consolidated real estate related funds	-	889
Distributions to noncontrolling interests in consolidated real estate related funds	-	(18,311)
Dividends paid to common stockholders	-	(15,216)
Distributions paid to common unitholders	-	(1,520)
Net cash provided by (used in) financing activities	$97,628	$(109,402)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Net increase (decrease) in cash and cash equivalents and restricted cash	$104,118	$(37,499)
Cash and cash equivalents and restricted cash at beginning of period	555,447	509,599
Cash and cash equivalents and restricted cash at end of period	$659,565	$472,100

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$375,056	$428,208
Restricted cash at beginning of period	180,391	81,391
Cash and cash equivalents and restricted cash at beginning of period	$555,447	$509,599

Cash and cash equivalents at end of period	$439,905	$307,461
Restricted cash at end of period	219,660	164,639
Cash and cash equivalents and restricted cash at end of period	$659,565	$472,100

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$79,438	$75,923
Cash payments for income taxes, net of refunds	551	733

Non-Cash Transactions:
Write-off of fully amortized and/or depreciated assets	$50,988	$28,645
Mezzanine loan receivable in connection with the sale of a 25.0% interest in One Front Street	40,545	-
Common shares issued upon redemption of common units	39,653	1,117
Additions to real estate included in accounts payable and accrued expenses	21,070	7,052
Change in value of interest rate swaps and interest rate caps	(474)	(10,655)
Dividends and distributions declared but not yet paid	-	8,382

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 92.5% of, the Operating Partnership as of June 30, 2025.

As of June 30, 2025, we own and/or manage a portfolio of 17 properties aggregating 13.1 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail and theater space;
•
Five wholly and partially owned Class A properties aggregating 3.6 million square feet in San Francisco, comprised of 3.4 million square feet of office space and 0.2 million square feet of retail space; and
•
Four managed properties aggregating 0.8 million square feet in New York and Washington, D.C.

Additionally, we have an investment management business, where we serve as the general partner of several real estate related funds for institutional investors and high net-worth individuals.

2.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the instructions to Form 10-Q of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted. These consolidated financial statements include the accounts of Paramount and its consolidated subsidiaries, including the Operating Partnership. In the opinion of management, all significant adjustments (which include only normal recurring adjustments) and eliminations (which include intercompany balances and transactions) necessary to present fairly the financial position, results of operations and changes in cash flows have been made. The consolidated balance sheet as of December 31, 2024 was derived from audited financial statements as of that date but does not include all information and disclosures required by GAAP. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

Significant Accounting Policies

There are no material changes to our significant accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, an update to Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASU 2023-09 enhances income tax disclosures by expanding the effective tax rate reconciliation and requiring disaggregated income tax information by jurisdictions. ASU 2023-09 is effective for fiscal years that begin after December 15, 2024, with early adoption permitted. We will adopt the provisions of ASU 2023-09 in our Annual Report on Form 10-K for the year ended December 31, 2025, and we do not believe that the adoption will have a material impact on our consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, an update to ASC Topic 805, Business Combinations, and ASC Topic 810, Consolidation. ASU 2025-03 amends the guidance for determining the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity (“VIE”). This amendment aligns the determination of the accounting acquirer for VIEs with the guidance used for other business combinations. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are evaluating the impact of ASU 2025-03 on our consolidated financial statements and related disclosures.

3.
Dispositions

On January 17, 2025, we sold a 45.0% equity interest in 900 Third Avenue, a 600,000 square foot Class A office building located in New York, at a gross asset valuation of $210,000,000. We realized net proceeds of $94,000,000 from the sale after transaction costs, of which $9,450,000 was received in December 2024 upon execution of the contract. Since the newly formed joint venture is deemed to be a VIE and we are the primary beneficiary, we continue to consolidate the financial position and the results of operations of 900 Third Avenue into our consolidated financial statements and the sale was accounted for as an equity transaction.

On May 5, 2025, we sold a 25.0% equity interest in One Front Street, a 649,000 square foot Class A office building located in San Francisco, at a gross asset valuation of $255,000,000. As part of the transaction, we have provided $40,545,000 of seller financing for a two-year term at a fixed rate of 5.50%. We realized net proceeds of $11,500,000 from the sale, after transaction and other costs. Since the newly formed joint venture is deemed to be a VIE and we are the primary beneficiary, we continue to consolidate the financial position and the results of operations of One Front Street into our consolidated financial statements and the sale was accounted for as an equity transaction.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

We are the general partner and investment manager of Paramount Group Real Estate Fund X, LP (“Fund X”) and own a 13.0% interest in the fund. The following table sets forth the details of income or loss from real estate related fund investments for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net investment (loss) income	$(23)	$(27)	$(49)	$705
Net unrealized losses	-	-	-	(775)
Loss from real estate related fund investments	(23)	(27)	(49)	(70)
Less: noncontrolling interests in consolidated real estate related funds	21	24	43	74
(Loss) income from real estate related fund investments attributable to Paramount Group, Inc.	$(2)	$(3)	$(6)	$4

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

5.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), which invests in real estate and related investments. As of June 30, 2025, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of June 30, 2025 and December 31, 2024, our share of the investments in the unconsolidated real estate related funds was $4,397,000 and $4,649,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized loss of $224,000 and $15,000 during the three months ended June 30, 2025 and 2024, respectively, and loss of $150,000 and income of $90,000 during the six months ended June 30, 2025 and 2024, respectively, for our share of earnings, which is reflected as “(loss) income from unconsolidated real estate related funds” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.
Investments in Unconsolidated Joint Ventures

In August 2024, the joint venture that owned Market Center, in which we had a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. Subsequently, on May 30, 2025, the lenders completed the sale of Market Center through a deed-in-lieu of foreclosure. In December 2023, we wrote off our investment in Market Center to zero and discontinued the equity method of accounting. Accordingly, this sale did not have any impact on our consolidated financial statements.

The following tables summarize our investments in unconsolidated joint ventures as of the dates thereof and the income or loss from these investments for the periods set forth below.

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	June 30, 2025	December 31, 2024
One Steuart Lane (1)	35.0% (2)	$70,609	$76,579
1600 Broadway (1)	9.2%	7,933	8,161
60 Wall Street	5.0%	5,959	1,212
Other (3)	Various	-	-
Investments in unconsolidated joint ventures		$84,501	$85,952

	For the Three Months Ended		For the Six Months Ended
(Amounts in thousands)	June 30,		June 30,
Our Share of Net Income (Loss):	2025	2024	2025	2024
One Steuart Lane	$(8)	$(798)	$1,840	$(107)
1600 Broadway	1	-	1	1
60 Wall Street	59	56	118	(1,631)
Other (3)	-	(29)	-	(380)
Income (loss) from unconsolidated joint ventures	$52	$(771)	$1,959	$(2,117)

(1)
As of June 30, 2025, the carrying amount of our investments in One Steuart Lane and 1600 Broadway was greater than our share of equity in these investments by $478 and $295, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(2)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(3)
As of June 30, 2025, the carrying amount of our investments in the joint ventures that own 712 Fifth Avenue, 55 Second Street, 111 Sutter Street and Oder-Center, Germany were $0. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	June 30, 2025	December 31, 2024
Real estate, net	$1,331,836	$1,567,771
Cash and cash equivalents and restricted cash	155,658	154,669
Intangible assets, net	36,893	42,672
For-sale residential condominium units (1)	181,203	195,113
Deferred rent receivable	32,884	42,128
Other assets	22,010	26,813
Total assets	$1,760,484	$2,029,166

Notes and mortgages payable, net	$1,396,262	$1,783,587
Accounts payable and accrued expenses	38,062	59,860
Intangible liabilities, net	2,032	2,480
Other liabilities	67,922	73,129
Total liabilities	1,504,278	1,919,056
Equity	256,206	110,110
Total liabilities and equity	$1,760,484	$2,029,166

(Amounts in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Income Statements:	2025		2024	2025		2024
Revenues:
Rental revenue	$26,740		$35,247	$59,224		$71,183
Other income (2)	9,585		3,246	28,333		18,244
Total revenues	36,325		38,493	87,557		89,427
Expenses:
Operating (3)	17,314		23,921	49,913		56,360
Depreciation and amortization	10,137		12,606	20,887		25,768
Total expenses	27,451		36,527	70,800		82,128
Other income (expense):
Interest and other income	1,730		1,870	3,546		2,496
Interest and debt expense	(15,422)		(12,358)	(34,137)		(29,947)
Gain on extinguishment of debt	162,517	(4)	-	162,517	(4)	-
Income (loss) before income taxes	157,699		(8,522)	148,683		(20,152)
Income tax expense	(3)		(9)	(29)		(25)
Net income (loss)	$157,696		$(8,531)	$148,654		$(20,177)

(1)
Represents residential condominium units at One Steuart Lane that are available for sale.
(2)
Includes proceeds from the sale of residential condominium units at One Steuart Lane.
(3)
Includes cost of sales relating to residential condominium units sold at One Steuart Lane.
(4)
Represents gain on extinguishment of debt related to Market Center. In December 2023, we wrote off our investment in Market Center to zero and discontinued the equity method of accounting for this joint venture. Accordingly, the gain on extinguishment of debt did not have an impact on our consolidated financial statements.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.
Intangible Assets and Liabilities

The following tables summarize our intangible assets (acquired above-market leases and acquired in-place leases) and intangible liabilities (acquired below-market leases) and the related amortization as of the dates thereof and for the periods set forth below.

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Intangible assets:
Gross amount	$168,338	$197,625
Accumulated amortization	(124,614)	(147,133)
	$43,724	$50,492
Intangible liabilities:
Gross amount	$96,643	$114,618
Accumulated amortization	(78,839)	(93,748)
	$17,804	$20,870

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Amortization of above and below-market leases, net (component of "rental revenue")	$1,376	$1,632	$2,829	$2,972
Amortization of acquired in-place leases (component of "depreciation and amortization")	3,060	4,340	6,218	9,100

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the six-month period from July 1, 2025 through December 31, 2025, and each of the five succeeding years commencing from January 1, 2026.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2025	$2,056	$4,405
2026	2,896	7,015
2027	2,584	6,371
2028	2,503	6,292
2029	2,066	5,634
2030	1,677	4,545

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Debt

On May 5, 2025, we terminated our revolving credit facility following the sale of a 25.0% equity interest in One Front Street, which was one of the two remaining properties supporting our credit facility. There was no outstanding balance on the facility at the time of termination.

The following table summarizes our consolidated outstanding debt.

				Interest Rate
	Paramount	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Ownership	Date	Variable Rate	June 30, 2025	June 30, 2025	December 31, 2024
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	850,000

1301 Avenue of the Americas (1)	100.0%	Aug-2026	SOFR + 277 bps (2)	6.27%	860,000	860,000

31 West 52nd Street (1)	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				4.21%	3,692,050	3,692,050
Less: unamortized deferred financing costs					(11,193)	(15,420)
Total notes and mortgages payable, net					$3,680,857	$3,676,630

(1)
These loans mature in the near term. Although these loan balances exceed our projected liquidity at the time of their respective maturities, we are currently exploring various refinancing options and believe that, based on each property’s operating performance, as well as current discussions with the lenders with respect to 1301 Avenue of the Americas, it is probable that we will be successful in refinancing each loan prior to its maturity.
(2)
Represents variable rate loans, where Term Secured Overnight Financing Rate (“SOFR”) has been capped at 3.50% through August 2025. See Note 9, Derivative Instruments and Hedging Activities.

9.
Derivative Instruments and Hedging Activities

Prior to August 2024, we had interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix SOFR at 0.49% through August 2024. We also had interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap SOFR at 4.50% through August 2024. In August 2024, upon the expiration of these agreements, we entered into new interest rate cap agreements for an aggregate notional amount of $860,000,000 to cap SOFR at 3.50% through August 2025. These interest rate swaps and interest rate caps are designated as cash flow hedges and therefore changes in their fair values are recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive losses of $461,000 and $5,968,000 for the three months ended June 30, 2025 and 2024, respectively, and $474,000 and $10,655,000 for the six months ended June 30, 2025 and 2024, respectively, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive (loss) income in our consolidated financial statements. See Note 11, Accumulated Other Comprehensive (Loss) Income. During the next twelve months, we estimate that $344,858 of the amounts to be recognized in accumulated other comprehensive (loss) income will be reclassified as a decrease to interest expense.

The table below provides additional details on our interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2025	December 31, 2024
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$729	$3,650
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$729	$3,650

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the six months ended June 30, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

11.
Accumulated Other Comprehensive (Loss) Income

The following table sets forth changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2025 and 2024, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Amount of income related to the cash flow hedges recognized in other comprehensive (loss) income (1)	$302	$1,079	$642	$3,457
Amounts reclassified from accumulated other comprehensive (loss) income decreasing interest and debt expense (1)	(763)	(7,047)	(1,116)	(14,112)
Amount of (loss) income related to unconsolidated joint ventures recognized in other comprehensive (loss) income	-	(71)	-	72

(1)
Represents amounts related to interest rate caps and interest rate swaps which were designated as cash flow hedges.

12.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of June 30, 2025 were $743,127,000, and represent the equity interests held by third parties in 1633 Broadway, 900 Third Avenue, One Market Plaza, 300 Mission Street, and One Front Street. The noncontrolling interests in consolidated joint ventures as of June 30, 2025, are net of the $40,545,000 mezzanine loan receivable that was issued as seller financing in connection with the sale of a 25.0% interest in One Front Street. As of December 31, 2024, noncontrolling interests in consolidated joint ventures were $495,340,000, and represented equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in RDF and Fund X. As of June 30, 2025 and December 31, 2024, the noncontrolling interests in our consolidated real estate related funds aggregated $84,743,000 and $82,875,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of June 30, 2025 and December 31, 2024, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $246,086,000 and $290,005,000, respectively, and a redemption value of $109,044,000 and $99,085,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 92.5% of, the Operating Partnership as of June 30, 2025. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of June 30, 2025 and December 31, 2024, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Real estate, net	$3,944,902	$3,199,972
Cash and cash equivalents and restricted cash	355,189	280,258
Accounts and other receivables	13,563	10,067
Investments in unconsolidated joint ventures	70,609	76,579
Deferred rent receivable	202,925	192,939
Deferred charges, net	56,853	38,610
Intangible assets, net	24,898	28,569
Other assets	13,341	7,078
Total VIE assets	$4,682,280	$3,834,072

Notes and mortgages payable, net	$2,324,074	$2,320,880
Accounts payable and accrued expenses	59,493	54,877
Intangible liabilities, net	10,982	12,581
Other liabilities	8,987	5,334
Total VIE liabilities	$2,403,536	$2,393,672

Unconsolidated VIEs

As of June 30, 2025, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Investments in unconsolidated real estate funds	$4,397	$4,649
Investment in unconsolidated joint venture	5,959	1,212
Asset management fees and other receivables	590	482
Maximum risk of loss	$10,946	$6,343

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheets as of the dates set forth below, based on their levels in the fair value hierarchy.

	As of June 30, 2025
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$729	$-	$729	$-
Total assets	$729	$-	$729	$-

	As of December 31, 2024
(Amounts in thousands)	Total	Level 1	Level 2	Level 3
Interest rate cap assets (included in "other assets")	$3,650	$-	$3,650	$-
Total assets	$3,650	$-	$3,650	$-

Financial Liabilities Not Measured at Fair Value

Financial liabilities not measured at fair value on our consolidated balance sheets consist of notes and mortgages payable. The following table summarizes the carrying amounts and fair value of these financial instruments as of the dates set forth below.

	As of June 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,692,050	$3,489,983	$3,692,050	$3,412,126
Total liabilities	$3,692,050	$3,489,983	$3,692,050	$3,412,126

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Rental revenue:
Fixed	$145,109	$158,406	$298,528	$319,230
Variable	22,924	21,272	48,526	40,171
Total rental revenue	$168,033	$179,678	$347,054	$359,401

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of June 30, 2025, for the six-month period from July 1, 2025 through December 31, 2025, and each of the five succeeding years and thereafter commencing January 1, 2026.

(Amounts in thousands)
2025	$276,658
2026	510,832
2027	501,456
2028	510,955
2029	494,292
2030	444,990
Thereafter	1,826,286
Total	$4,565,469

16.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Fee income:
Asset management	$1,911	$2,317	$3,780	$4,622
Property management	1,386	1,657	2,899	3,401
Acquisition, disposition, leasing and other	923	330	2,566	2,529
Total fee income	4,220	4,304	9,245	10,552
Other income (1)	4,792	3,426	7,765	6,332
Total fee and other income	$9,012	$7,730	$17,010	$16,884

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Interest income, net	$4,026	$3,893	$7,841	$7,876
Non-cash gain on extinguishment of IPO related tax liability	-	-	-	15,437
Total interest and other income, net	$4,026	$3,893	$7,841	$23,313

18.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(Amounts in thousands)	2025		2024	2025		2024
Interest expense	$39,525		$37,377	$79,088		$75,278
Amortization of deferred financing costs	2,759	(1)	2,627	6,396	(1)	4,995
Total interest and debt expense	$42,284		$40,004	$85,484		$80,273

(1)
Includes write-off of deferred financing costs in connection with the modification and termination of our credit facility of $462 and $1,751 in the three and six months ended June 30, 2025, respectively.

19.
Incentive Compensation

Stock-Based Compensation

Our 2024 Equity Incentive Plan (the “2024 Plan”) provides for grants of equity awards to our executive officers, non-employee directors and employees in order to attract and motivate talent for which we compete. In addition, equity awards are an effective management retention tool as they vest over multiple years based on continued employment. Equity awards are granted in the form of (i) restricted stock and (ii) long-term incentive plan (“LTIP”) units, which represent a class of partnership interests in our Operating Partnership and are typically comprised of Time-Based LTIP units, Performance-Based LTIP units, Time-Based Appreciation Only LTIP units and Performance-Based Appreciation Only LTIP units. We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $7,860,000 and $5,068,000 for the three months ended June 30, 2025 and 2024, respectively, and $11,612,000 and $11,262,000 for the six months ended June 30, 2025 and 2024, respectively, related to awards granted in prior periods. The stock-based compensation expense for the three and six months ended June 30, 2025, includes $4,438,000 of expense relating to the acceleration of vesting of the equity awards for two of our former named executive officers.

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

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.
Earnings Per Share

The following table summarizes our net income or loss, and the number of common shares used in the computation of basic and diluted income or loss per common share, which includes the weighted average number of common shares outstanding and the effect of dilutive potential common shares, if any.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to common stockholders	$(19,785)	$(7,819)	$(29,811)	$2,046
Earnings allocated to unvested participating securities	-	(7)	-	(14)
Numerator for (loss) income per common share - basic and diluted	$(19,785)	$(7,826)	$(29,811)	$2,032
Denominator:
Denominator for basic (loss) income per common share - weighted average shares	219,217	217,205	218,614	217,155
Effect of dilutive stock-based compensation plans (1)	-	-	-	54
Denominator for diluted (loss) income per common share - weighted average shares	219,217	217,205	218,614	217,209

(Loss) income per common share - basic and diluted	$(0.09)	$(0.04)	$(0.14)	$0.01

(1)
The effect of dilutive securities excludes 19,682 and 22,168 weighted average share equivalents for the three months ended June 30, 2025 and 2024, respectively, and 20,203 and 22,058 weighted average share equivalents for the six months ended June 30, 2025 and 2024, respectively, as their effect was anti-dilutive.

21.
Related Parties

HT Consulting GmbH

Albert Behler, our Chairman, Chief Executive Officer and President, owns 100% of HT Consulting GmbH (“HTC”), a licensed broker in Germany. We have an agreement with HTC to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Pursuant to this agreement, we have agreed to pay HTC for the costs incurred plus a mark-up of 10%. We incurred costs aggregating $99,000 and $122,000 for the three months ended June 30, 2025 and 2024, respectively, and $219,000 and $245,000 for the six months ended June 30, 2025 and 2024, respectively, in connection with this agreement. As of June 30, 2025 and December 31, 2024, we owed $109,000 and $113,000, respectively, to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Aircraft Services

Mr. Behler owns 50% of a private aviation company, in addition to owning a private aircraft that is managed by third-party aviation management companies. From time to time, Mr. Behler utilizes aircraft sourced from his private aviation company and his private aircraft for business travel. We did not incur any costs for the three months ended June 30, 2025. We incurred costs aggregating $427,000 for the three months ended June 30, 2024, and $147,000 and $804,000 for the six months ended June 30, 2025 and 2024, respectively, related to the charter by Mr. Behler of such aircraft for business purposes, which is included as a component of “general and administrative” in our consolidated statements of income.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Kramer Design Services

Kramer Design Services (“Kramer Design”) is 100% owned by the spouse of Mr. Behler. In February 2025, we entered into agreements with Kramer Design to provide branding and design services relating to certain of our properties in San Francisco for an aggregate cost of $220,000 excluding expenses. We paid Kramer Design $39,000 for the six months ended June 30, 2025, in connection with services rendered pursuant to these agreements. In addition, we had entered into an agreement with Kramer Design to develop branding and signage for the Paramount Club, our amenity center at 1301 Avenue of the Americas, which opened in May 2024. We paid Kramer Design $17,000 and $42,000 for the three and six months ended June 30, 2024, respectively, in connection with services rendered pursuant to this agreement.

Mannheim Trust

The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in August 2026. We recognized $30,000 and $29,000 for the three months ended June 30, 2025 and 2024, respectively, and $61,000 and $59,000 for the six months ended June 30, 2025 and 2024, respectively, for our share of rental income pursuant to this lease.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. Ms. Otto-Bernstein is a former member of our board of directors whose term ended in May 2025 and is currently one of our significant stockholders. We recognized rental revenue of $71,000 and $70,000 for the three months ended June 30, 2025 and 2024, respectively, and $142,000 and $141,000 for the six months ended June 30, 2025 and 2024, respectively, pursuant to this lease.

Debevoise and Plimpton LLP

We have entered into indemnification agreements with each of our directors and executive officers, including Wilbur Paes, our former Chief Operating Officer, Chief Financial Officer and Treasurer. Pursuant to the indemnification agreement with Mr. Paes, we have agreed to reimburse Mr. Paes for certain costs incurred in connection with the investigation described in Note 22, Commitments and Contingencies. These costs include certain legal fees paid to Mr. Paes’s counsel, Debevoise and Plimpton LLP, where Mr. Paes’s brother is a partner, which aggregated $202,000 and $274,000 for the three and six months ended June 30, 2025, respectively.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family, which are collectively one of our significant stockholders. We recognized fee income of $144,000 and $190,000 for the three months ended June 30, 2025 and 2024, respectively, and $291,000 and $367,000 for the six months ended June 30, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of June 30, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $41,000 and $31,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,213,000 and $3,447,000 for the three months ended June 30, 2025 and 2024, respectively, and $6,513,000 and $8,810,000 for the six months ended June 30, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of June 30, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $1,591,000 and $1,652,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

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

The Division of Enforcement of the SEC is conducting an investigation into the adequacy of our disclosures concerning executive compensation, perquisites, the use of corporate assets, related party transactions, and conflicts of interest. The investigation also covers possible failures of our controls and procedures relating to the topics of those disclosures. We are cooperating with the SEC. We are unable to estimate the likely outcome of this matter, or a reasonably probable range of potential costs or exposure, or the potential duration of the process, at this time.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. As of June 30, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of June 30, 2025, we have a $14,844,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

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

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$172,825	$109,290	$62,953	$582
Real estate related taxes	(37,837)	(29,065)	(8,772)	-
Other operating expenses (1)	(37,047)	(22,046)	(12,605)	(2,396)
NOI attributable to noncontrolling interests in consolidated joint ventures	(20,616)	(3,462)	(17,154)	-
NOI from unconsolidated joint ventures	5,036	3,306	1,680	50
Paramount's share of NOI (2)	$82,361	$58,023	$26,102	$(1,764)

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$183,104	$113,482	$69,624	$(2)
Real estate related taxes	(37,873)	(28,875)	(8,998)	-
Other operating expenses (1)	(36,319)	(22,191)	(13,130)	(998)
NOI attributable to noncontrolling interests in consolidated joint ventures	(23,901)	(2,500)	(21,401)	-
NOI from unconsolidated joint ventures	5,625	3,480	2,063	82
Paramount's share of NOI (2)	$90,636	$63,396	$28,158	$(918)

	For the Six Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$354,819	$223,857	$129,941	$1,021
Real estate related taxes	(76,705)	(58,856)	(17,849)	-
Other operating expenses (1)	(76,229)	(48,081)	(23,567)	(4,581)
NOI attributable to noncontrolling interests in consolidated joint ventures	(42,699)	(6,708)	(35,991)	-
NOI from unconsolidated joint ventures	9,963	6,464	3,390	109
Paramount's share of NOI (2)	$169,149	$116,676	$55,924	$(3,451)

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$365,733	$231,286	$134,814	$(367)
Real estate related taxes	(74,424)	(57,751)	(16,673)	-
Other operating expenses (1)	(71,508)	(43,629)	(26,220)	(1,659)
NOI attributable to noncontrolling interests in consolidated joint ventures	(46,809)	(5,176)	(41,633)	-
NOI from unconsolidated joint ventures	11,227	7,035	4,110	82
Paramount's share of NOI (2)	$184,219	$131,765	$54,398	$(1,944)

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2025	2024	2025	2024
Paramount's share of NOI	$82,361	$90,636	$169,149	$184,219
NOI attributable to noncontrolling interests in consolidated joint ventures	20,616	23,901	42,699	46,809
Adjustments to arrive at net (loss) income:
Fee income	4,220	4,304	9,245	10,552
Depreciation and amortization	(60,062)	(61,735)	(118,941)	(122,849)
General and administrative	(24,311)	(16,632)	(41,772)	(33,266)
Income (loss) from unconsolidated joint ventures	52	(771)	1,959	(2,117)
NOI from unconsolidated joint ventures	(5,036)	(5,625)	(9,963)	(11,227)
Interest and other income, net	4,026	3,893	7,841	23,313
Interest and debt expense	(42,284)	(40,004)	(85,484)	(80,273)
Other, net	(956)	(465)	(1,058)	(581)
(Loss) income before income taxes	(21,374)	(2,498)	(26,325)	14,580
Income tax benefit (expense)	965	(362)	599	(709)
Net (loss) income	(20,409)	(2,860)	(25,726)	13,871
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(971)	(6,269)	(4,816)	(11,475)
Consolidated real estate related funds	(99)	589	(1,868)	(173)
Operating Partnership	1,694	721	2,599	(177)
Net (loss) income attributable to common stockholders	$(19,785)	$(7,819)	$(29,811)	$2,046

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
June 30, 2025	$7,958,713	$5,194,541	$2,351,304	$412,868
December 31, 2024	7,871,503	5,138,087	2,332,583	400,833

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, including the related notes included therein.

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. All forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

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
•
exposure to government investigations and litigation or other claims;
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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 92.5% of, the Operating Partnership as of June 30, 2025.

As of June 30, 2025, we own and/or manage a portfolio of 17 properties aggregating 13.1 million square feet comprised of:

•
Eight wholly and partially owned Class A properties aggregating 8.7 million square feet in New York, comprised of 8.2 million square feet of office space and 0.5 million square feet of retail and theater space;
•
Five wholly and partially owned Class A properties aggregating 3.6 million square feet in San Francisco, comprised of 3.4 million square feet of office space and 0.2 million square feet of retail space; and
•
Four managed properties aggregating 0.8 million square feet in New York and Washington, D.C.

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

One Front Street

On May 5, 2025, we sold a 25.0% equity interest in One Front Street, a 649,000 square foot Class A office building located in San Francisco, at a gross asset valuation of $255,000,000. As part of the transaction, we have provided $40,545,000 of seller financing for a two-year term at a fixed rate of 5.50%. We realized net proceeds of $11,500,000 from the sale, after transaction and other costs.

Revolving Credit Facility

On May 5, 2025, we terminated our revolving credit facility following the sale of a 25.0% equity interest in One Front Street, which was one of the two remaining properties supporting our credit facility. There was no outstanding balance on the facility at the time of termination.

Other

In August 2024, the joint venture that owned Market Center, in which we had a 67.0% ownership interest, ceased making debt service payments on the non-recourse mortgage loan due to insufficient property cash flows. In January 2025, the joint venture defaulted on the $416,544,000 mortgage loan, as it was not repaid at maturity. Subsequently, on May 30, 2025, the lenders completed the sale of Market Center through a deed-in-lieu of foreclosure.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the six months ended June 30, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

Leasing Results - Three Months Ended June 30, 2025

The following table presents the details on the leases signed during the three months ended June 30, 2025. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended June 30, 2025	Total	New York	San Francisco
Total square feet leased	404,710	211,375	193,335
Pro rata share of total square feet leased:	255,621	155,389	100,232
Initial rent (1)	$91.93	$91.18	$93.07
Weighted average lease term (in years)	12.9	14.7	10.3

Tenant improvements and leasing commissions:
Per square foot	$201.98	$192.71	$216.35
Per square foot per annum	$15.61	$13.15	$21.04
Percentage of initial rent	17.0%	14.4%	22.6%

Rent concessions:
Average free rent period (in months)	14.8	17.1	11.1
Average free rent period per annum (in months)	1.1	1.2	1.1

Second generation space: (2)
Square feet	205,239	139,841	65,398
Cash basis:
Initial rent (1)	$93.38	$92.76	$94.71
Prior escalated rent (3)	$98.75	$93.68	$109.58
Percentage decrease	(5.4%)	(1.0%)	(13.6%)
GAAP basis:
Straight-line rent	$93.91	$90.51	$101.19
Prior straight-line rent	$91.56	$89.15	$96.72
Percentage increase	2.6%	1.5%	4.6%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy (at share) as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2025	85.4%	88.1%	75.1%
As of March 31, 2025	86.2%	87.4%	82.3%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended June 30, 2025

In the three months ended June 30, 2025, we leased 404,710 square feet, of which our share was 255,621 square feet that was leased at a weighted average initial rent of $91.93 per square foot. This leasing activity, partially offset by lease expirations in the three months, decreased same store leased occupancy by 80 basis points to 85.4% at June 30, 2025 from 86.2% at March 31, 2025. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Google’s lease in April 2025 at One Market Plaza in our San Francisco portfolio.

Of the 404,710 square feet leased in the three months, 205,239 square feet represented our share of second generation space for which rental rates increased by 2.6% on a GAAP basis and decreased by 5.4% on a cash basis. The weighted average lease term for leases signed during the three months was 12.9 years and weighted average tenant improvements and leasing commissions on these leases were $15.61 per square foot per annum, or 17.0% of initial rent.

New York

In the three months ended June 30, 2025, we leased 211,375 square feet in our New York portfolio, of which our share was 155,389 square feet that was leased at a weighted average initial rent of $91.18 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased same store leased occupancy by 70 basis points to 88.1% at June 30, 2025 from 87.4% at March 31, 2025.

Of the 211,375 square feet leased in the three months, 139,841 square feet represented our share of second generation space for which rental rates increased by 1.5% on a GAAP basis and decreased by 1.0% on a cash basis. The weighted average lease term for leases signed during the three months was 14.7 years and weighted average tenant improvements and leasing commissions on these leases were $13.15 per square foot per annum, or 14.4% of initial rent.

San Francisco

In the three months ended June 30, 2025, we leased 193,335 square feet in our San Francisco portfolio, of which our share was 100,232 square feet that was leased at a weighted average initial rent of $93.07 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 720 basis points to 75.1% at June 30, 2025 from 82.3% at March 31, 2025. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Google’s lease in April 2025 at One Market Plaza.

Of the 193,335 square feet leased in the three months, 65,398 square feet represented our share of second generation space for which rental rates increased by 4.6% on a GAAP basis and decreased 13.6% on a cash basis. The weighted average lease term for leases signed during the three months was 10.3 years and weighted average tenant improvements and leasing commissions on these leases were $21.04 per square foot per annum, or 22.6% of initial rent.

Leasing Results - Six Months Ended June 30, 2025

The following table presents the details on the leases signed during the six months ended June 30, 2025. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Six Months Ended June 30, 2025	Total	New York	San Francisco
Total square feet leased	688,584	489,490	199,094
Pro rata share of total square feet leased:	442,068	339,425	102,643
Initial rent (1)	$85.43	$83.07	$93.21
Weighted average lease term (in years)	12.9	13.8	10.1

Tenant improvements and leasing commissions:
Per square foot	$191.68	$185.66	$211.57
Per square foot per annum	$14.82	$13.46	$20.98
Percentage of initial rent	17.3%	16.2%	22.5%

Rent concessions:
Average free rent period (in months)	13.7	14.6	10.9
Average free rent period per annum (in months)	1.1	1.1	1.1

Second generation space: (2)
Square feet	286,946	220,251	66,695
Cash basis:
Initial rent (1)	$89.31	$87.53	$95.21
Prior escalated rent (3)	$93.49	$88.57	$109.71
Percentage decrease	(4.5%)	(1.2%)	(13.2%)
GAAP basis:
Straight-line rent	$89.52	$85.87	$101.56
Prior straight-line rent	$86.36	$83.20	$96.78
Percentage increase	3.7%	3.2%	4.9%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy (at share) as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of June 30, 2025	85.4%	88.1%	75.1%
As of December 31, 2024	84.8%	85.0%	83.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York and 111 Sutter Street in San Francisco.

Leasing Results - Six Months Ended June 30, 2025

In the six months ended June 30, 2025, we leased 688,584 square feet, of which our share was 442,068 square feet that was leased at a weighted average initial rent of $85.43 per square foot. This leasing activity, partially offset by lease expirations in the six months, increased same store leased occupancy by 60 basis points to 85.4% at June 30, 2025 from 84.8% at December 31, 2024. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Google’s lease in April 2025 at One Market Plaza in our San Francisco portfolio.

Of the 688,584 square feet leased in the six months, 286,946 square feet represented our share of second generation space for which rental rates increased by 3.7% on a GAAP basis and decreased by 4.5% on a cash basis. The weighted average lease term for leases signed during the six months was 12.9 years and weighted average tenant improvements and leasing commissions on these leases were $14.82 per square foot per annum, or 17.3% of initial rent.

New York

In the six months ended June 30, 2025, we leased 489,490 square feet in our New York portfolio, of which our share was 339,425 square feet that was leased at a weighted average initial rent of $83.07 per square foot. This leasing activity, partially offset by lease expirations in the six months, increased same store leased occupancy by 310 basis points to 88.1% at June 30, 2025 from 85.0% at December 31, 2024.

Of the 489,490 square feet leased in the six months, 220,251 square feet represented our share of second generation space for which rental rates increased by 3.2% on a GAAP basis and decreased by 1.2% on a cash basis. The weighted average lease term for leases signed during the six months was 13.8 years and weighted average tenant improvements and leasing commissions on these leases were $13.46 per square foot per annum, or 16.2% of initial rent.

San Francisco

In the six months ended June 30, 2025, we leased 199,094 square feet in our San Francisco portfolio, of which our share was 102,643 square feet that was leased at a weighted average initial rent of $93.21 per square foot. This leasing activity, offset by lease expirations in the six months, decreased same store leased occupancy by 870 basis points to 75.1% at June 30, 2025 from 83.8% at December 31, 2024. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Google’s lease in April 2025 at One Market Plaza.

Of the 199,094 square feet leased in the six months, 66,695 square feet represented our share of second generation space for which rental rates increased by 4.9% on a GAAP basis and decreased by 13.2% on a cash basis. The weighted average lease term for leases signed during the six months was 10.1 years and weighted average tenant improvements and leasing commissions on these leases were $20.98 per square foot per annum, or 22.5% of initial rent.

Financial Results - Three Months Ended June 30, 2025 and 2024

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $19,785,000, or $0.09 per diluted share, for the three months ended June 30, 2025, compared to $7,819,000, or $0.04 per diluted share, for the three months ended June 30, 2024. Net loss attributable to common stockholders for the three months ended June 30, 2025 includes $7,535,000, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments.

Funds from Operations (“FFO”) attributable to common stockholders was $26,990,000, or $0.12 per diluted share, for the three months ended June 30, 2025, compared to $42,655,000, or $0.20 per diluted share, for the three months ended June 30, 2024. FFO attributable to common stockholders for the three months ended June 30, 2025 includes $7,535,000, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments. FFO attributable to common stockholders for the three months ended June 30, 2025 and 2024 also includes the impact of other non-core items, which are listed in the table on page 53. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended June 30, 2025 by $9,937,000, or $0.05 per diluted share. While the aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended June 30, 2024 by $773,000, it had no impact on FFO per diluted share.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 53, was $36,927,000, or $0.17 per diluted share, for the three months ended June 30, 2025, compared to $43,428,000 or $0.20 per diluted share, for the three months ended June 30, 2024.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended June 30, 2025 versus June 30, 2024.

	Total	New York	San Francisco
Same Store NOI	(4.6%)	(5.3%)	(3.0%)
Same Store Cash NOI	0.5%	1.2%	(0.8%)

See pages 47-53 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Six Months Ended June 30, 2025 and 2024

Net Loss, FFO and Core FFO

Net loss attributable to common stockholders was $29,811,000, or $0.14 per diluted share, for the six months ended June 30, 2025, compared to net income attributable to common stockholders of $2,046,000, or $0.01 per diluted share, for the six months ended June 30, 2024. Net loss attributable to common stockholders for the six months ended June 30, 2025 includes $7,535,000 million, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments. Net income attributable to common stockholders for the six months ended June 30, 2024 includes a $14,148,000, or $0.07 per diluted share, non-cash gain on extinguishment of a tax liability related to our initial public offering.

FFO attributable to common stockholders was $63,870,000, or $0.29 per diluted share, for the six months ended June 30, 2025, compared to $102,476,000, or $0.47 per diluted share, for the six months ended June 30, 2024. FFO attributable to common stockholders for the six months ended June 30, 2025 includes $7,535,000 million, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments. FFO attributable to common stockholders for the six months ended June 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the six months ended June 30, 2025 and 2024 also includes the impact of other non-core items, which are listed in the table on page 53. The aggregate of the other non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the six months ended June 30, 2025 by $10,948,000, or $0.05 per diluted share, and increased FFO attributable to common stockholders for the six months ended June 30, 2024 by $11,110,000, or $0.05 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 53, was $74,818,000, or $0.34 per diluted share, for the six months ended June 30, 2025, compared to $91,366,000, or $0.42 per diluted share, for the six months ended June 30, 2024.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the six months ended June 30, 2025 versus June 30, 2024.

	Total	New York	San Francisco
Same Store NOI	(5.0%)	(9.3%)	5.3%
Same Store Cash NOI	(1.8%)	(6.9%)	9.2%

See pages 47-53 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended June 30, 2025 and 2024

The following pages summarize our consolidated results of operations for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,
(Amounts in thousands)	2025	2024	Change
Revenues:
Rental revenue	$168,033	$179,678	$(11,645)
Fee and other income	9,012	7,730	1,282
Total revenues	177,045	187,408	(10,363)
Expenses:
Operating	74,884	74,192	692
Depreciation and amortization	60,062	61,735	(1,673)
General and administrative	24,311	16,632	7,679
Transaction related costs	709	423	286
Total expenses	159,966	152,982	6,984
Other income (expense):
Loss from real estate related fund investments	(23)	(27)	4
Loss from unconsolidated real estate related funds	(224)	(15)	(209)
Income (loss) from unconsolidated joint ventures	52	(771)	823
Interest and other income, net	4,026	3,893	133
Interest and debt expense	(42,284)	(40,004)	(2,280)
Loss before income taxes	(21,374)	(2,498)	(18,876)
Income tax benefit (expense)	965	(362)	1,327
Net loss	(20,409)	(2,860)	(17,549)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(971)	(6,269)	5,298
Consolidated real estate related funds	(99)	589	(688)
Operating Partnership	1,694	721	973
Net loss attributable to common stockholders	$(19,785)	$(7,819)	$(11,966)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $177,045,000 for the three months ended June 30, 2025, compared to $187,408,000 for the three months ended June 30, 2024, a decrease of $10,363,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(10,314)	$(3,289)	(1)	$(7,025)	(2)	$-
Lease termination income	(421)	(514)		93		-
Other, net	(910)	(681)		19		(248)
Decrease in rental revenue	$(11,645)	$(4,484)		$(6,913)		$(248)

Fee and other income
Fee income
Asset management	$(406)	$-		$-		$(406)
Property management	(271)	-		-		(271)
Acquisition, disposition, leasing and other	593	-		-		593
Decrease in fee income	(84)	-		-		(84)
Other income
Same store operations	1,366	292		242		832
Increase in other income	1,366	292		242		832
Increase in fee and other income	$1,282	$292		$242		$748

Total (decrease) increase in revenues	$(10,363)	$(4,192)		$(6,671)		$500

(1)
Primarily due to lower average occupancy at 31 West 52nd Street due to the scheduled expiration of Clifford Chance’s lease in June 2024.
(2)
Primarily due to lower average occupancy at One Market Plaza due to the scheduled expiration of Google’s lease in April 2025.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $159,966,000 for the three months ended June 30, 2025, compared to $152,982,000 for the three months ended June 30, 2024, an increase of $6,984,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Operating
Same store operations	$(490)	$261		$(751)	$-
Other, net	1,182	(277)		-	1,459
Increase (decrease) in operating	$692	$(16)		$(751)	$1,459

Depreciation and amortization
Operations	$(1,673)	$(1,847)	(1)	$255	$(81)
(Decrease) increase in depreciation and amortization	$(1,673)	$(1,847)		$255	$(81)

General and administrative
Operations	$(509)	$-		$-	$(509)
Severance costs	8,188	-		-	8,188	(2)
Increase in general and administrative	$7,679	$-		$-	$7,679

Increase in transaction related costs	$286	$-		$-	$286

Total increase (decrease) in expenses	$6,984	$(1,863)		$(496)	$9,343

(1)
Primarily due to a write-off of tenant improvements in the prior year at 1633 Broadway.
(2)
Represents costs relating to acceleration of equity awards and severance payments.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $23,000 for the three months ended June 30, 2025, compared to $27,000 for the three months ended June 30, 2024, a decrease in loss of $4,000.

Loss from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $224,000 for the three months ended June 30, 2025, compared to $15,000 for the three months ended June 30, 2024, an increase in loss of $209,000. This increase resulted primarily from unrealized losses on mezzanine loan investments in the current year.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $52,000 for the three months ended June 30, 2025, compared to loss from unconsolidated joint ventures of $771,000 for the three months ended June 30, 2024, an increase in income of $823,000. This increase in income resulted primarily from Residential Development Fund’s (“RDF”) share of higher gains on sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $4,026,000 for the three months ended June 30, 2025, compared to $3,893,000 for the three months ended June 30, 2024, an increase in income of $133,000. This increase in income resulted primarily from higher average cash balances in the current year.

Interest and Debt Expense

Interest and debt expense was $42,284,000 for the three months ended June 30, 2025, compared to $40,004,000 for the three months ended June 30, 2024, an increase of $2,280,000. This increase resulted primarily from (i) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024, partially offset by lower interest expense on the $360,000,000 variable rate portion of our debt at the same property and (ii) a $462,000 write-off of deferred financing costs in connection with the termination of our credit facility.

Income Tax (Benefit) Expense

Income tax benefit was $965,000 for the three months ended June 30, 2025, compared to income tax expense of $362,000 for the three months ended June 30, 2024, an increase in income tax benefit of $1,327,000. This increase resulted primarily from a true-up of the prior year’s tax provision in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $971,000 for the three months ended June 30, 2025, compared to $6,269,000 for the three months ended June 30, 2024, a $5,298,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted primarily from lower net income attributable to noncontrolling interests in One Market Plaza and 300 Mission Street.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $99,000 for the three months ended June 30, 2025, compared to net loss attributable to noncontrolling interests in consolidated real estate related funds of $589,000 for the three months ended June 30, 2024, an increase in net income attributable to noncontrolling interests in consolidated real estate related funds of $688,000. This increase in income resulted primarily from RDF’s share of higher gains on sale of residential condominium units at One Steuart Lane.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $1,694,000 for the three months ended June 30, 2025, compared to $721,000 for the three months ended June 30, 2024, an increase in net loss allocated to noncontrolling interests of $973,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership.

Results of Operations - Six Months Ended June 30, 2025 and 2024

The following pages summarize our consolidated results of operations for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024	Change
Revenues:
Rental revenue	$347,054	$359,401	$(12,347)
Fee and other income	17,010	16,884	126
Total revenues	364,064	376,285	(12,221)
Expenses:
Operating	152,934	145,932	7,002
Depreciation and amortization	118,941	122,849	(3,908)
General and administrative	41,772	33,266	8,506
Transaction related costs	859	601	258
Total expenses	314,506	302,648	11,858
Other income (expense):
Loss from real estate related fund investments	(49)	(70)	21
(Loss) income from unconsolidated real estate related funds	(150)	90	(240)
Income (loss) from unconsolidated joint ventures	1,959	(2,117)	4,076
Interest and other income, net	7,841	23,313	(15,472)
Interest and debt expense	(85,484)	(80,273)	(5,211)
(Loss) income before income taxes	(26,325)	14,580	(40,905)
Income tax benefit (expense)	599	(709)	1,308
Net (loss) income	(25,726)	13,871	(39,597)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(4,816)	(11,475)	6,659
Consolidated real estate related funds	(1,868)	(173)	(1,695)
Operating Partnership	2,599	(177)	2,776
Net (loss) income attributable to common stockholders	$(29,811)	$2,046	$(31,857)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $364,064,000 for the six months ended June 30, 2025, compared to $376,285,000 for the six months ended June 30, 2024, a decrease of $12,221,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(10,987)	$(6,379)	(1)	$(4,608)	(2)	$-
Lease termination income	(197)	(290)		93		-
Other, net	(1,163)	(681)		19		(501)
Decrease in rental revenue	$(12,347)	$(7,350)		$(4,496)		$(501)

Fee and other income
Fee income
Asset management	$(842)	$-		$-		$(842)
Property management	(502)	-		-		(502)
Acquisition, disposition, leasing and other	37	-		-		37
Decrease in fee income	(1,307)	-		-		(1,307)
Other income
Same store operations	1,433	(79)		(377)		1,889
Increase (decrease) in other income	1,433	(79)		(377)		1,889
Increase (decrease) in fee and other income	$126	$(79)		$(377)		$582

Total (decrease) increase in revenues	$(12,221)	$(7,429)		$(4,873)		$81

(1)
Primarily due to lower average occupancy at 31 West 52nd Street due to the scheduled expiration of Clifford Chance’s lease in June 2024.
(2)
Primarily due to lower average occupancy at One Market Plaza due to the scheduled expiration of Google’s lease in April 2025.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $314,506,000 for the six months ended June 30, 2025, compared to $302,648,000 for the six months ended June 30, 2024, an increase of $11,858,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco	Other
Operating
Same store operations	$4,513	$5,990	(1)	$(1,477)	$-
Other, net	2,489	(554)		-	3,043
Increase (decrease) in operating	$7,002	$5,436		$(1,477)	$3,043

Depreciation and amortization
Operations	$(3,908)	$(3,327)	(2)	$(353)	$(228)
Decrease in depreciation and amortization	$(3,908)	$(3,327)		$(353)	$(228)

General and administrative
Operations	$318	$-		$-	$318
Severance costs	8,188	-		-	8,188	(3)
Increase in general and administrative	$8,506	$-		$-	$8,506

Increase in transaction related costs	$258	$-		$-	$258

Total increase (decrease) in expenses	$11,858	$2,109		$(1,830)	$11,579

(1)
Primarily due to higher utilities, repairs and maintenance, and real estate taxes.
(2)
Primarily due to a write-off of tenant improvements in the prior year at 1633 Broadway.
(3)
Represents costs relating to acceleration of equity awards and severance payments.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $49,000 for the six months ended June 30, 2025, compared to $70,000 for the six months ended June 30, 2024, a decrease in loss of $21,000.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $150,000 for the six months ended June 30, 2025, compared to income from unconsolidated real estate related funds of $90,000 for the six months ended June 30, 2024, a decrease in income of $240,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments in the current year.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $1,959,000 for the six months ended June 30, 2025, compared to loss from unconsolidated joint ventures of $2,117,000 for the six months ended June 30, 2024, an increase in income of $4,076,000. This increase in income resulted from:

(Amounts in thousands)
Higher income from One Steuart Lane (higher income in the current year)	$1,947	(1)
60 Wall Street (losses in the prior year)	1,749	(2)
Other, net	380
Total increase in income	$4,076

(1)
Primarily due to recognition of previously deferred losses upon the resumption of the equity method of accounting in the prior year.
(2)
Primarily due to RDF’s share of gains on sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $7,841,000 for the six months ended June 30, 2025, compared to $23,313,000 for the six months ended June 30, 2024, a decrease in income of $15,472,000. This decrease resulted primarily from a $15,437,000 non-cash gain on extinguishment of a tax liability related to our initial public offering in the prior year.

Interest and Debt Expense

Interest and debt expense was $85,484,000 for the six months ended June 30, 2025, compared to $80,273,000 for the six months ended June 30, 2024, an increase of $5,211,000. This increase resulted primarily from (i) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024, partially offset by lower interest expense on the $360,000,000 variable rate portion of our debt at the same property and (ii) a $1,751,000 write-off of deferred financing costs in connection with the modification and termination of our credit facility.

Income Tax Benefit (Expense)

Income tax benefit was $599,000 for the six months ended June 30, 2025, compared to income tax expense of $709,000 for the six months ended June 30, 2024, an increase in income tax benefit of $1,308,000. This increase resulted primarily from a true-up of the prior year’s tax provision in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $4,816,000 for the six months ended June 30, 2025, compared to $11,475,000 for the six months ended June 30, 2024, a $6,659,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted primarily from lower net income attributable to noncontrolling interests in One Market Plaza and 300 Mission Street in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $1,868,000 for the six months ended June 30, 2025, compared to $173,000 for the six months ended June 30, 2024, an increase in net income attributable to noncontrolling interests in consolidated real estate related funds of $1,695,000. This increase in income resulted primarily from RDF’s share of higher gains on sale of residential condominium units at One Steuart Lane in the current year.

Net Loss (Income) Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $2,599,000 for the six months ended June 30, 2025, compared to net income attributable to noncontrolling interests in the Operating Partnership of $177,000 for the six months ended June 30, 2024, a decrease in net income allocated to noncontrolling interests of $2,776,000. This decrease in income resulted from lower net income subject to allocation to the unitholders of the Operating Partnership.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances and cash flow from operations. As of June 30, 2025, we had $659,565,000 of liquidity comprised of $439,905,000 of cash and cash equivalents and $219,660,000 of restricted cash.

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

Consolidated Debt

As of June 30, 2025, our outstanding consolidated debt aggregated $3.69 billion. The $500,000,000 mortgage loan at 31 West 52nd Street is scheduled to mature in June 2026 and the $860,000,000 loan at 1301 Avenue of the Americas is scheduled to mature in August 2026. Although these loan balances exceed our projected liquidity at the time of their respective maturities, we are currently exploring various refinancing options and believe that, based on each property’s operating performance, as well as current discussions with the lenders with respect to 1301 Avenue of the Americas, it is probable that we will be successful in refinancing each loan prior to its maturity. We may refinance these debts or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

Revolving Credit Facility

On May 5, 2025, we terminated our revolving credit facility following the sale of a 25.0% equity interest in One Front Street, which was one of the two remaining properties supporting our credit facility. There was no outstanding balance on the facility at the time of termination.

Dividend Policy

In September 2024, we suspended our regular quarterly dividend. The decision by our board of directors to suspend our regular quarterly dividend aligns with our commitment to fortify our balance sheet and maintain significant financial flexibility. The timing and frequency of future dividends will be authorized by our board of directors, in its sole discretion, depending on a variety of factors, including our financial performance, our debt service requirements, our capital expenditure requirements, the requirements to maintain our qualification as a REIT and other factors that our board of directors may deem relevant from time to time.

Off Balance Sheet Arrangements

As of June 30, 2025, our unconsolidated joint ventures had $1.41 billion of outstanding indebtedness, of which our share was $359,982,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the six months ended June 30, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

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

The Division of Enforcement of the SEC is conducting an investigation into the adequacy of our disclosures concerning executive compensation, perquisites, the use of corporate assets, related party transactions, and conflicts of interest. The investigation also covers possible failures of our controls and procedures relating to the topics of those disclosures. We are cooperating with the SEC. We are unable to estimate the likely outcome of this matter, or a reasonably probable range of potential costs or exposure, or the potential duration of the process, at this time.

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. As of June 30, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we are required to record a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of June 30, 2025, we have a $14,844,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

Cash Flows

Cash and cash equivalents and restricted cash were $659,565,000 and $555,447,000 as of June 30, 2025 and December 31, 2024, respectively, and $472,100,000 and $509,599,000 as of June 30, 2024 and December 31, 2023, respectively. Cash and cash equivalents and restricted cash increased by $104,118,000 for the six months ended June 30, 2025, and decreased by $37,499,000 for the six months ended June 30, 2024. The following table sets forth the changes in cash flow.

	For the Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$77,080	$136,855
Investing activities	(70,590)	(64,952)
Financing activities	97,628	(109,402)

Operating Activities

Six months ended June 30, 2025 – We generated $77,080,000 of cash from operating activities for the six months ended June 30, 2025, primarily from (i) $110,080,000 of net income (before $135,806,000 of non-cash adjustments), and (ii) $331,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $33,331,000 of net changes in operating assets and liabilities. Non-cash adjustments of $135,806,000 were primarily comprised of depreciation and amortization, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Six months ended June 30, 2025 – We used $70,590,000 of cash for investing activities for the six months ended June 30, 2025, for (i) $73,771,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $4,629,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $7,810,000 of a distribution of capital from an unconsolidated joint venture.

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

Financing Activities

Six months ended June 30, 2025 – We generated $97,628,000 of cash from financing activities for the six months ended June 30, 2025, from (i) $83,307,000 of proceeds received for the sale of a 45.0% equity interest in 900 Third Avenue, (ii) $10,266,000 of proceeds received for the sale of a 25.0% equity interest in One Front Street, (iii) $8,376,000 of contributions from noncontrolling interests in 900 Third Avenue and One Front Street, partially offset by (iv) $3,770,000 distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, and (v) $140,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which include property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also use Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(20,409)	$(10,825)	$11,472	$(21,056)
Adjustments to arrive at NOI:
Fee income	(4,220)	-	-	(4,220)
Depreciation and amortization	60,062	40,063	18,917	1,082
General and administrative	24,311	-	-	24,311
(Income) loss from unconsolidated joint ventures	(52)	(60)	-	8
NOI from unconsolidated joint ventures	5,036	3,306	1,680	50
Interest and other income, net	(4,026)	(915)	(588)	(2,523)
Interest and debt expense	42,284	29,918	11,775	591
Income tax benefit	(965)	(2)	-	(963)
Other, net	956	-	-	956
Amounts attributable to noncontrolling interests in consolidated joint ventures	(20,616)	(3,462)	(17,154)	-
Paramount's share of NOI	$82,361	$58,023	$26,102	$(1,764)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	4,430	(225)	4,690	(35)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,476)	(730)	(746)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(2,639)	(484)	(2,155)	-
Paramount's share of Cash NOI	$82,676	$56,584	$27,891	$(1,799)

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(2,860)	$(4,941)	$16,268	$(14,187)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(4,304)	-	-	(4,304)
Depreciation and amortization	61,735	41,910	18,662	1,163
General and administrative	16,632	-	-	16,632
Loss (income) from unconsolidated joint ventures	771	(56)	63	764
NOI from unconsolidated joint ventures	5,625	3,480	2,063	82
Interest and other income, net	(3,893)	(1,031)	(295)	(2,567)
Interest and debt expense	40,004	26,526	12,719	759
Income tax expense	362	8	79	275
Other, net	465	-	-	465
Amounts attributable to noncontrolling interests in consolidated joint ventures	(23,901)	(2,500)	(21,401)	-
Paramount's share of NOI	$90,636	$63,396	$28,158	$(918)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(1,116)	(4,266)	3,327	(177)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,949)	(893)	(1,056)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(1,028)	(153)	(875)	-
Paramount's share of Cash NOI	$86,543	$58,084	$29,554	$(1,095)

	For the Six Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(25,726)	$(21,039)	$29,377	$(34,064)
Adjustments to arrive at NOI:
Fee income	(9,245)	-	-	(9,245)
Depreciation and amortization	118,941	79,877	36,879	2,185
General and administrative	41,772	-	-	41,772
Income from unconsolidated joint ventures	(1,959)	(119)	-	(1,840)
NOI from unconsolidated joint ventures	9,963	6,464	3,390	109
Interest and other income, net	(7,841)	(1,645)	(1,145)	(5,051)
Interest and debt expense	85,484	59,843	23,408	2,233
Income tax (benefit) expense	(599)	3	6	(608)
Other, net	1,058	-	-	1,058
Amounts attributable to noncontrolling interests in consolidated joint ventures	(42,699)	(6,708)	(35,991)	-
Paramount's share of NOI	$169,149	$116,676	$55,924	$(3,451)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	5,137	(3,886)	8,951	72
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,030)	(1,477)	(1,553)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(4,903)	(839)	(4,064)	-
Paramount's share of Cash NOI	$166,353	$110,474	$59,258	$(3,379)

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$13,871	$(6,219)	$29,257	$(9,167)
Adjustments to arrive at NOI and Cash NOI:
Fee income	(10,552)	-	-	(10,552)
Depreciation and amortization	122,849	83,204	37,232	2,413
General and administrative	33,266	-	-	33,266
Loss from unconsolidated joint ventures	2,117	1,630	365	122
NOI from unconsolidated joint ventures	11,227	7,035	4,110	82
Interest and other income, net	(23,313)	(1,824)	(681)	(20,808)
Interest and debt expense	80,273	53,099	25,664	1,510
Income tax expense	709	16	84	609
Other, net	581	-	-	581
Amounts attributable to noncontrolling interests in consolidated joint ventures	(46,809)	(5,176)	(41,633)	-
Paramount's share of NOI	$184,219	$131,765	$54,398	$(1,944)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(4,503)	(8,175)	3,743	(71)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(3,607)	(1,508)	(2,099)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(589)	(265)	(324)	-
Paramount's share of Cash NOI	$175,520	$121,817	$55,718	$(2,015)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and six months ended June 30, 2025 and 2024. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2025 (1)	$82,361	$58,023	$26,102	$(1,764)
Non-same store adjustments:
Lease termination income	(504)	(459)	(45)	-
Other, net	2,409	645	-	1,764
Paramount's share of Same Store NOI for the
three months ended June 30, 2025	$84,266	$58,209	$26,057	$-

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the three months ended
June 30, 2024 (1)	$90,636	$63,396	$28,158	$(918)
Non-same store adjustments:
Dispositions (2)	(2,600)	(1,283)	(1,317)	-
Lease termination income	(1,029)	(1,029)	-	-
Other, net	1,299	372	9	918
Paramount's share of Same Store NOI for the
three months ended June 30, 2024	$88,306	$61,456	$26,850	$-

% Decrease	(4.6%)	(5.3%)	(3.0%)

(1)
See page 47 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.

	For the Three Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
June 30, 2025 (1)	$82,676	$56,584	$27,891	$(1,799)
Non-same store adjustments:
Lease termination income	(504)	(459)	(45)	-
Other, net	2,444	645	-	1,799
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2025	$84,616	$56,770	$27,846	$-

	For the Three Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the three months ended
June 30, 2024 (1)	$86,543	$58,084	$29,554	$(1,095)
Non-same store adjustments:
Dispositions (2)	(2,822)	(1,341)	(1,481)	-
Lease termination income	(1,029)	(1,029)	-	-
Other, net	1,476	372	9	1,095
Paramount's share of Same Store Cash NOI for the
three months ended June 30, 2024	$84,168	$56,086	$28,082	$-

% Increase (decrease)	0.5%	1.2%	(0.8%)

(1)
See page 47 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s Cash NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.

	For the Six Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2025 (1)	$169,149	$116,676	$55,924	$(3,451)
Non-same store adjustments:
Lease termination income	(1,672)	(1,627)	(45)	-
Other, net	4,128	677	-	3,451
Paramount's share of Same Store NOI for the
six months ended June 30, 2025	$171,605	$115,726	$55,879	$-

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the six months ended
June 30, 2024 (1)	$184,219	$131,765	$54,398	$(1,944)
Non-same store adjustments:
Dispositions (2)	(4,174)	(2,857)	(1,317)	-
Lease termination income	(1,973)	(1,973)	-	-
Other, net	2,603	650	9	1,944
Paramount's share of Same Store NOI for the
six months ended June 30, 2024	$180,675	$127,585	$53,090	$-

% (Decrease) increase	(5.0%)	(9.3%)	5.3%

(1)
See page 47 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.

	For the Six Months Ended June 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the six months ended
June 30, 2025 (1)	$166,353	$110,474	$59,258	$(3,379)
Non-same store adjustments:
Lease termination income	(1,672)	(1,627)	(45)	-
Other, net	4,056	677	-	3,379
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2025	$168,737	$109,524	$59,213	$-

	For the Six Months Ended June 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the six months ended
June 30, 2024 (1)	$175,520	$121,817	$55,718	$(2,015)
Non-same store adjustments:
Dispositions (2)	(4,337)	(2,856)	(1,481)	-
Lease termination income	(1,973)	(1,973)	-	-
Other, net	2,674	650	9	2,015
Paramount's share of Same Store Cash NOI for the
six months ended June 30, 2024	$171,884	$117,638	$54,246	$-

% (Decrease) increase	(1.8%)	(6.9%)	9.2%

(1)
See page 47 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s Cash NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(20,409)	$(2,860)	$(25,726)	$13,871
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	63,113	65,035	125,015	129,459
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(13,404)	(15,585)	(29,781)	(31,470)
FFO attributable to the Operating Partnership	29,300	46,590	69,508	111,860
Amounts attributable to noncontrolling interests in the Operating Partnership	(2,310)	(3,935)	(5,638)	(9,384)
FFO attributable to common stockholders	$26,990	$42,655	$63,870	$102,476
Per diluted share	$0.12	$0.20	$0.29	$0.47

FFO attributable to the Operating Partnership	$29,300	$46,590	$69,508	$111,860
Adjustments for non-core items:
Severance costs	8,188	-	8,188	-
Write-off of deferred financing costs	462	-	1,751	-
Non-cash gain on extinguishment of IPO related tax liability	-	-	-	(15,437)
Other, net (primarily transaction related costs)	2,138	845	1,951	3,316
Core FFO attributable to the Operating Partnership	40,088	47,435	81,398	99,739
Amounts attributable to noncontrolling interests in the Operating Partnership	(3,161)	(4,007)	(6,580)	(8,373)
Core FFO attributable to common stockholders	$36,927	$43,428	$74,818	$91,366
Per diluted share	$0.17	$0.20	$0.34	$0.42

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	219,216,715	217,204,870	218,614,427	217,155,278
Effect of dilutive securities	25,422	27,125	46,554	53,699
Denominator for FFO and Core FFO per diluted share	219,242,137	217,231,995	218,660,981	217,208,977

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of June 30, 2025.

Property	Rate	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$500,000	$-	$-	$-	$-	$500,000	$489,436
300 Mission Street	4.50%	-	232,050	-	-	-	-	232,050	227,206
One Market Plaza	4.08%	-	-	850,000	-	-	-	850,000	838,875
1633 Broadway	2.99%	-	-	-	-	1,250,000	-	1,250,000	1,070,520
Total Fixed Rate Debt	3.58%	$-	$732,050	$850,000	$-	$1,250,000	$-	$2,832,050	$2,626,037

Variable Rate Debt:
1301 Avenue of the Americas (1)	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$863,946
Total Variable Rate Debt	6.27%	$-	$860,000	$-	$-	$-	$-	$860,000	$863,946

Total Consolidated Debt	4.21%	$-	$1,592,050	$850,000	$-	$1,250,000	$-	$3,692,050	$3,489,983

(1)
Represents variable rate loans, where SOFR has been capped at 3.50% through August 2025. See table below.

In addition to the above, our unconsolidated joint ventures had $1.41 billion of outstanding indebtedness as of June 30, 2025, of which our share was $359,982,000.

The table below provides additional details on our interest rate caps as of June 30, 2025.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	June 30, 2025	December 31, 2024
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$729	$3,650
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$729	$3,650

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of June 30, 2025			As of December 31, 2024
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$860,000	6.27%	$8,600	$860,000	6.27%
Fixed rate	2,113,680	3.45%	-	2,113,680	3.45%
	$2,973,680	4.26%	$8,600	$2,973,680	4.26%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$102,955	6.51%	$1,030	$379,216	6.31%
Fixed rate	257,027	4.06%	-	256,040	4.03%
	$359,982	4.76%	$1,030	$635,256	5.39%

Noncontrolling interests' share of above			$(759)
Total change in annual net income			$8,871
Per diluted share			$0.04

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), regarding the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting in connection with the evaluation referenced above that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) is conducting an investigation into the adequacy of our disclosures concerning executive compensation, perquisites, the use of corporate assets, related party transactions, and conflicts of interest. The investigation also covers possible failures of our controls and procedures relating to the topics of those disclosures. We are cooperating with the SEC. We are unable to estimate the likely outcome of this matter, or a reasonably probable range of potential costs or exposure, or the potential duration of the process, at this time. If the SEC believes that violations occurred, it could seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against us.

In addition to the matter described above, from time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of June 30, 2025, we do not believe that the results of any such other claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The following risk factor amends and supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

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

The Division of Enforcement of the SEC is conducting an investigation into the adequacy of our disclosures concerning executive compensation, perquisites, the use of corporate assets, related party transactions, and conflicts of interest. The investigation also covers possible failures of our controls and procedures relating to the topics of those disclosures. We are cooperating with the SEC. While we are unable to estimate the likely outcome of this matter or a reasonably probable range of potential costs or exposure, or the potential duration of the process, at this time, responding to an investigation of this type can be costly and time-consuming. If the SEC believes that violations occurred, it could also seek remedies including, but not limited to, civil monetary penalties and injunctive relief, and/or file litigation against us.

We have also received two demand letters from purported shareholders, requesting that the Board investigate alleged breaches of fiduciary duties or other violations of law resulting from our publicly disclosed related party transactions, which may result in costs for us and/or distractions for management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended June 30, 2025, we issued an aggregate of 111,285 shares of common stock in exchange for 111,285 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received shares of common stock.

Recent Purchases of Equity Securities

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended June 30, 2025. The amount and timing of repurchases, if any, will depend on a number of factors, including, the price and availability of our shares, trading volume, general market conditions and available funding. The stock repurchase program may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Wilbur Paes, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 8, 2025.

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

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Paramount Group, Inc.
Date:	July 30, 2025	By:	/s/ Ermelinda Berberi	Executive Vice President, Chief Financial Officer and Treasurer
			Ermelinda Berberi	(duly authorized officer, principal financial officer and principal accounting officer)