Form 10-Q
period 2025-09-30
Paramount Group, Inc.
filed 2025-10-29
CIK 1605607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

As of October 15, 2025, there were 221,897,427 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PARAMOUNT GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share, unit and per share amounts)	September 30, 2025	December 31, 2024
Assets
Real estate, at cost
Land	$1,966,237	$1,966,237
Buildings and improvements	6,384,243	6,325,097
	8,350,480	8,291,334
Accumulated depreciation and amortization	(1,737,783)	(1,639,529)
Real estate, net	6,612,697	6,651,805
Cash and cash equivalents	330,207	375,056
Restricted cash	324,150	180,391
Accounts and other receivables	26,582	18,229
Investments in unconsolidated real estate related funds	4,416	4,649
Investments in unconsolidated joint ventures	81,509	85,952
Deferred rent receivable	352,906	356,425
Deferred charges, net of accumulated amortization of $90,418 and $91,818	126,587	100,684
Intangible assets, net of accumulated amortization of $114,133 and $147,133	41,093	50,492
Other assets	74,348	47,820
Total assets (1)	$7,974,495	$7,871,503

Liabilities and Equity
Notes and mortgages payable, net of unamortized deferred financing costs of $20,546 and $15,420	$3,711,504	$3,676,630
Accounts payable and accrued expenses	138,689	119,881
Intangible liabilities, net of accumulated amortization of $78,074 and $93,748	16,541	20,870
Other liabilities	31,473	44,625
Total liabilities (1)	3,898,207	3,862,006
Commitments and contingencies
Paramount Group, Inc. equity:
Common stock $0.01 par value per share; authorized 900,000,000 shares; issued and outstanding 221,897,427 and 217,527,797 shares in 2025 and 2024, respectively	2,219	2,175
Additional paid-in-capital	4,086,243	4,144,301
Earnings less than distributions	(1,064,525)	(1,005,627)
Accumulated other comprehensive income	-	428
Paramount Group, Inc. equity	3,023,937	3,141,277
Noncontrolling interests in:
Consolidated joint ventures	744,813	495,340
Consolidated real estate related funds	85,431	82,875
Operating Partnership (16,298,625 and 20,057,699 units outstanding)	222,107	290,005
Total equity	4,076,288	4,009,497
Total liabilities and equity	$7,974,495	$7,871,503

(1)
Represents the consolidated assets and liabilities of Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). The Operating Partnership is a consolidated variable interest entity (“VIE”), of which we are the sole general partner and own approximately 93.2% as of September 30, 2025. As of September 30, 2025, the assets and liabilities of the Operating Partnership include $4,690,998 and $2,410,215 of assets and liabilities, respectively, of certain VIEs that are consolidated by the Operating Partnership. See Note 13, Variable Interest Entities (“VIEs”).

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenues:
Rental revenue	$164,687	$184,235	$511,741	$543,636
Fee and other income	8,272	10,664	25,282	27,548
Total revenues	172,959	194,899	537,023	571,184
Expenses:
Operating	79,392	80,316	232,326	226,248
Depreciation and amortization	57,766	60,071	176,707	182,920
General and administrative	16,340	16,672	58,112	49,938
Transaction related costs	9,981	242	10,840	843
Total expenses	163,479	157,301	477,985	459,949
Other income (expense):
Loss from real estate related fund investments	(18)	(22)	(67)	(92)
Income (loss) from unconsolidated real estate related funds	71	109	(79)	199
Income (loss) from unconsolidated joint ventures	661	(981)	2,620	(3,098)
Interest and other income, net	3,112	3,517	10,953	26,830
Interest and debt expense	(44,419)	(43,805)	(129,903)	(124,078)
(Loss) income before income taxes	(31,113)	(3,584)	(57,438)	10,996
Income tax benefit (expense)	831	(619)	1,430	(1,328)
Net (loss) income	(30,282)	(4,203)	(56,008)	9,668
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(279)	(6,959)	(5,095)	(18,434)
Consolidated real estate related funds	(688)	581	(2,556)	408
Operating Partnership	2,302	893	4,901	716
Net loss attributable to common stockholders	$(28,947)	$(9,688)	$(58,758)	$(7,642)

Loss per Common Share - Basic:
Loss per common share	$(0.13)	$(0.04)	$(0.27)	$(0.04)
Weighted average common shares outstanding	220,512,867	217,314,706	219,254,194	217,208,809

Loss per Common Share - Diluted:
Loss per common share	$(0.13)	$(0.04)	$(0.27)	$(0.04)
Weighted average common shares outstanding	220,512,867	217,314,706	219,254,194	217,208,809

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net (loss) income	$(30,282)	$(4,203)	$(56,008)	$9,668
Other comprehensive (loss) income:
Change in value of interest rate swaps and interest rate caps	(345)	(3,586)	(819)	(14,241)
Pro rata share of other comprehensive (loss) income of unconsolidated joint ventures	-	(34)	-	38
Comprehensive loss	(30,627)	(7,823)	(56,827)	(4,535)
Less comprehensive (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(279)	(6,959)	(5,095)	(18,434)
Consolidated real estate related funds	(688)	581	(2,556)	408
Operating Partnership	2,656	1,198	5,292	1,911
Comprehensive loss attributable to common stockholders	$(28,938)	$(13,003)	$(59,186)	$(20,650)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	(Loss) Income	Ventures	Related Funds	Partnership	Equity
Balance as of June 30, 2025	220,311	$2,203	$4,061,826	$(1,035,578)	$(9)	$743,127	$84,743	$246,086	$4,102,398
Net (loss) income	-	-	-	(28,947)	-	279	688	(2,302)	(30,282)
Common shares issued upon redemption of common units	1,586	16	21,821	-	-	-	-	(21,837)	-
Contributions from noncontrolling interests	-	-	-	-	-	3,347	-	-	3,347
Distributions to noncontrolling interests	-	-	-	-	-	(1,940)	-	-	(1,940)
Change in value of interest rate caps	-	-	-	-	(320)	-	-	(25)	(345)
Amortization of equity awards	-	-	155	-	-	-	-	2,494	2,649
Reallocation of noncontrolling interest	-	-	1,980	-	329	-	-	(2,309)	-
Other	-	-	461	-	-	-	-	-	461
Balance as of September 30, 2025	221,897	$2,219	$4,086,243	$(1,064,525)	$-	$744,813	$85,431	$222,107	$4,076,288

Balance as of June 30, 2024	217,455	$2,173	$4,135,472	$(957,285)	$1,553	$485,983	$93,340	$294,427	$4,055,663
Net (loss) income	-	-	-	(9,688)	-	6,959	(581)	(893)	(4,203)
Common shares issued upon redemption of common units	66	2	954	-	-	-	-	(956)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	(2)	-	-	-	-	-	-	-	-
Distributions to noncontrolling interests	-	-	-	-	-	(807)	-	-	(807)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(3,285)	-	-	(301)	(3,586)
Pro rata share of other comprehensive loss of unconsolidated joint ventures	-	-	-	-	(30)	-	-	(4)	(34)
Amortization of equity awards	-	-	239	-	-	-	-	4,134	4,373
Reallocation of noncontrolling interest	-	-	3,762	-	-	-	-	(3,762)	-
Balance as of September 30, 2024	217,519	$2,175	$4,140,427	$(966,973)	$(1,762)	$492,135	$92,759	$292,645	$4,051,406

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling Interests in
			Additional	Earnings	Other	Consolidated	Consolidated
(Amounts in thousands, except per share	Common Shares		Paid-in-	Less than	Comprehensive	Joint	Real Estate	Operating	Total
and unit amounts)	Shares	Amount	Capital	Distributions	Income (Loss)	Ventures	Related Funds	Partnership	Equity
Balance as of December 31, 2024	217,528	$2,175	$4,144,301	$(1,005,627)	$428	$495,340	$82,875	$290,005	$4,009,497
Net (loss) income	-	-	-	(58,758)	-	5,095	2,556	(4,901)	(56,008)
Common shares issued upon redemption of common units	4,354	44	61,446	-	-	-	-	(61,490)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	15	-	-	(140)	-	-	-	-	(140)
Contributions from noncontrolling interests	-	-	-	-	-	11,723	-	-	11,723
Distributions to noncontrolling interests	-	-	-	-	-	(5,710)	-	-	(5,710)
Change in value of interest rate caps	-	-	-	-	(757)	-	-	(62)	(819)
Amortization of equity awards	-	-	506	-	-	-	-	13,755	14,261
Sale of a 45.0% interest in 900 Third Avenue	-	-	(71,912)	-	-	164,669	-	-	92,757
Sale of a 25.0% interest in One Front Street	-	-	(63,430)	-	-	73,696	-	-	10,266
Reallocation of noncontrolling interest	-	-	14,871	-	329	-	-	(15,200)	-
Other	-	-	461	-	-	-	-	-	461
Balance as of September 30, 2025	221,897	$2,219	$4,086,243	$(1,064,525)	$-	$744,813	$85,431	$222,107	$4,076,288

Balance as of December 31, 2023	217,366	$2,173	$4,133,801	$(943,935)	$11,246	$413,925	$110,589	$287,089	$4,014,888
Net (loss) income	-	-	-	(7,642)	-	18,434	(408)	(716)	9,668
Common shares issued upon redemption of common units	142	2	2,071	-	-	-	-	(2,073)	-
Common shares issued under Omnibus share plan, net of shares withheld for taxes	11	-	-	(178)	-	-	-	-	(178)
Dividends and distributions ($0.07 per share and unit)	-	-	-	(15,218)	-	-	-	(1,540)	(16,758)
Contributions from noncontrolling interests	-	-	-	-	-	62,220	889	-	63,109
Distributions to noncontrolling interests	-	-	-	-	-	(2,444)	(18,311)	-	(20,755)
Change in value of interest rate swaps and interest rate caps	-	-	-	-	(13,044)	-	-	(1,197)	(14,241)
Pro rata share of other comprehensive income of unconsolidated joint ventures	-	-	-	-	36	-	-	2	38
Amortization of equity awards	-	-	748	-	-	-	-	14,887	15,635
Reallocation of noncontrolling interest	-	-	3,807	-	-	-	-	(3,807)	-
Balance as of September 30, 2024	217,519	$2,175	$4,140,427	$(966,973)	$(1,762)	$492,135	$92,759	$292,645	$4,051,406

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(56,008)	$9,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	176,707	182,920
Straight-lining of rental revenue	3,426	(5,300)
Amortization of stock-based compensation expense	14,261	15,635
Amortization of deferred financing costs	11,041	7,622
(Income) loss from unconsolidated joint ventures	(2,620)	3,098
Distributions of earnings from unconsolidated joint ventures	388	372
Unrealized losses on real estate related fund investments	-	775
Loss (income) from unconsolidated real estate related funds	79	(199)
Distributions of earnings from unconsolidated real estate related funds	155	141
Amortization of above and below-market leases, net	(3,980)	(4,351)
Non-cash gain on extinguishment of IPO related tax liability	-	(15,437)
Other non-cash adjustments	(917)	180
Changes in operating assets and liabilities:
Accounts and other receivables	(8,353)	(609)
Deferred charges	(35,029)	(7,163)
Other assets	(25,916)	(26,340)
Accounts payable and accrued expenses	12,903	9,079
Other liabilities	(3,097)	6,479
Net cash provided by operating activities	83,040	176,570

Cash Flows from Investing Activities:
Additions to real estate	(115,840)	(85,231)
Distribution of capital from an unconsolidated joint venture	12,089	1,792
Contributions of capital to unconsolidated joint ventures	(5,414)	(1,904)
Proceeds from repayment of a mezzanine loan investment	-	10,000
Net cash used in investing activities	(109,165)	(75,343)

Cash Flows from Financing Activities:
Proceeds from notes and mortgages payable	900,000	850,000
Repayment of notes and mortgages payable	(860,000)	(975,000)
Proceeds from the sale of a 45.0% interest in 900 Third Avenue	83,307	-
Proceeds from the sale of a 25.0% interest in One Front Street	10,266	-
Debt issuance costs	(14,411)	(10,649)
Contributions from noncontrolling interests in consolidated joint ventures	11,723	62,220
Distributions to noncontrolling interests in consolidated joint ventures	(5,710)	(2,444)
Repurchase of shares related to stock compensation agreements and related tax withholdings	(140)	(178)
Contributions from noncontrolling interests in consolidated real estate related funds	-	889
Distributions to noncontrolling interests in consolidated real estate related funds	-	(18,311)
Dividends paid to common stockholders	-	(22,826)
Distributions paid to common unitholders	-	(2,292)
Net cash provided by (used in) financing activities	$125,035	$(118,591)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(UNAUDITED)

	For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Net increase (decrease) in cash and cash equivalents and restricted cash	$98,910	$(17,364)
Cash and cash equivalents and restricted cash at beginning of period	555,447	509,599
Cash and cash equivalents and restricted cash at end of period	$654,357	$492,235

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$375,056	$428,208
Restricted cash at beginning of period	180,391	81,391
Cash and cash equivalents and restricted cash at beginning of period	$555,447	$509,599

Cash and cash equivalents at end of period	$330,207	$318,725
Restricted cash at end of period	324,150	173,510
Cash and cash equivalents and restricted cash at end of period	$654,357	$492,235

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$118,822	$116,298
Cash payments for income taxes, net of refunds	557	1,036

Non-Cash Transactions:
Common shares issued upon redemption of common units	$61,490	$2,073
Write-off of fully amortized and/or depreciated assets	57,491	35,875
Mezzanine loan receivable in connection with the sale of a 25.0% interest in One Front Street	40,545	-
Additions to real estate included in accounts payable and accrued expenses	22,868	9,240
Change in value of interest rate swaps and interest rate caps	(819)	(14,241)

See notes to consolidated financial statements (unaudited).

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.
Organization and Business

As used in these consolidated financial statements, unless otherwise indicated, all references to “we,” “us,” “our,” the “Company,” and “Paramount” refer to Paramount Group, Inc., a Maryland corporation, and its consolidated subsidiaries, including Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are a fully-integrated real estate investment trust (“REIT”) focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, the Operating Partnership. We are the sole general partner of, and owned approximately 93.2% of, the Operating Partnership as of September 30, 2025.

As of September 30, 2025, we own and/or manage a portfolio of 17 properties aggregating 13.1 million square feet comprised of:

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

Proposed Mergers

On September 17, 2025, we and the Operating Partnership (collectively, the “Company Parties”), Rithm Capital Corp., a Delaware corporation (“Parent”), Panorama REIT Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of Parent (“REIT Merger Sub”), and Panorama Operating Merger Sub LP, a Delaware limited partnership and a wholly owned subsidiary of Parent (“Operating Merger Sub” and, collectively with REIT Merger Sub and Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”). On October 8, 2025, the Company Parties and the Parent Parties entered into Amendment No. 1 to the Merger Agreement (the “Amendment,” and the Original Merger Agreement as amended by the Amendment, the “Merger Agreement”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Operating Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Partnership Merger”) and (ii) immediately following the consummation of the Partnership Merger, the Company will be merged with and into REIT Merger Sub with REIT Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Mergers, the Operating Partnership and the Surviving Entity will be indirectly controlled by Parent. The Mergers and the other transactions contemplated by the Merger Agreement were approved and declared advisable by the board of directors of the Company.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each Common Unit of the Operating Partnership (each, an “Operating Partnership Common Unit”) that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to the product of (i) the Conversion Factor (as defined in the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of October 26, 2020, by and between the Company and the limited partners party thereto) in effect on such date with respect to such Operating Partnership Common Units multiplied by (ii) $6.60, without interest (the “Partnership Merger Consideration”). The Partnership Merger Consideration is subject to decrease in the event the Operating Partnership declares and pays any additional dividends in cash or property other than stock, which dividends are necessary to maintain the Company’s tax status as a REIT.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At the effective time of the Company Merger (the “Company Merger Effective Time”), each share of common stock of the Company, par value $0.01 per share, that is issued and outstanding immediately prior to the Company Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $6.60 per share, without interest (the “Company Merger Consideration”). The Company Merger Consideration is subject to decrease in the event the Company declares and pays any additional dividends, which dividends are necessary to maintain its tax status as a REIT.

The Merger Agreement contains customary termination rights, including, but not limited to, the right of either party to terminate the Merger Agreement (i) if the Mergers have not occurred on or before 11:59 p.m. (Eastern time) on March 17, 2026, (ii) if any governmental authority of competent jurisdiction has issued a final, non-appealable order permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, or (iii) if stockholder approval has not been obtained upon a vote taken at the special meeting of the Company’s stockholders or any postponement or adjournment thereof, at which a vote on the approval of the Company Merger was taken.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of $59,700,000. Pursuant to the Amendment, the definition of “Company Termination Payment” in the Original Merger Agreement was modified to provide that, notwithstanding the foregoing, the Company will instead be required to pay Parent a termination payment of $47,700,000 if the Company enters into an alternative acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) with certain persons.

The Parent Parties have represented in the Merger Agreement that Parent had, as of the date of the Merger Agreement, and the Parent Parties will have available, as of the Company Merger Effective Time, sufficient funds or other sources of immediately available funds to pay all amounts required to be paid in connection with the Mergers.

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

Use of Estimates

We have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. Certain prior year balances have been reclassified to conform to current year presentation.

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

In July 2025, the FASB issued ASU 2025-05, an update to ASC Topic 326, Financial Instruments - Credit Losses. ASU 2025-05 simplifies the guidance for estimating expected credit losses for accounts receivable and other current assets by assuming current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. We are evaluating the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.

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

(UNAUDITED)

4.
Consolidated Real Estate Related Funds

Real Estate Related Fund Investments (Fund X)

We are the general partner and investment manager of Paramount Group Real Estate Fund X, LP (“Fund X”) and own a 13.0% interest in the fund. The following table sets forth the details of income or loss from real estate related fund investments for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net investment (loss) income	$(18)	$(22)	$(67)	$683
Net unrealized losses	-	-	-	(775)
Loss from real estate related fund investments	(18)	(22)	(67)	(92)
Less: noncontrolling interests in consolidated real estate related funds	15	19	58	93
(Loss) income from real estate related fund investments attributable to Paramount Group, Inc.	$(3)	$(3)	$(9)	$1

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

5.
Investments in Unconsolidated Real Estate Related Funds

We are the general partner and investment manager of Paramount Group Real Estate Fund VIII, LP (“Fund VIII”), which invests in real estate and related investments. As of September 30, 2025, our ownership interest in Fund VIII was approximately 1.3%. We account for our investment in Fund VIII under the equity method of accounting.

As of September 30, 2025 and December 31, 2024, our share of the investments in the unconsolidated real estate related funds was $4,416,000 and $4,649,000, respectively, which is reflected as “investments in unconsolidated real estate related funds” on our consolidated balance sheets. We recognized income of $71,000 and $109,000 during the three months ended September 30, 2025 and 2024, respectively, and loss of $79,000 and income of $199,000 during the nine months ended September 30, 2025 and 2024, respectively, for our share of earnings, which is reflected as “income (loss) from unconsolidated real estate related funds” in our consolidated statements of income.

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

(Amounts in thousands)	Paramount	As of
Our Share of Investments:	Ownership	September 30, 2025	December 31, 2024
One Steuart Lane (1)	35.0% (2)	$66,932	$76,579
1600 Broadway (1)	9.2%	7,774	8,161
60 Wall Street	5.0%	6,803	1,212
Other (3)	Various	-	-
Investments in unconsolidated joint ventures		$81,509	$85,952

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Our Share of Net Income (Loss):	2025	2024	2025	2024
One Steuart Lane	$602	$(721)	$2,442	$(828)
1600 Broadway	-	-	1	1
60 Wall Street	59	55	177	(1,576)
Other (3)	-	(315)	-	(695)
Income (loss) from unconsolidated joint ventures	$661	$(981)	$2,620	$(3,098)

(1)
As of September 30, 2025, the carrying amount of our investments in One Steuart Lane and 1600 Broadway was greater than our share of equity in these investments by $462 and $294, respectively, and primarily represents the unamortized portion of our capitalized acquisition costs.
(2)
Represents RDF’s economic interest in One Steuart Lane, a for-sale residential condominium project. Our economic interest in One Steuart Lane (based on our 7.4% ownership interest in RDF) is 2.6%.
(3)
As of September 30, 2025, the carrying amount of our investments in the joint ventures that own 712 Fifth Avenue, 55 Second Street, 111 Sutter Street and Oder-Center, Germany were $0. Since we have no further obligation to fund additional capital to these joint ventures, we have discontinued the equity method of accounting, and accordingly, we no longer recognize our proportionate share of earnings. Instead, we recognize income only to the extent we receive cash distributions from the joint ventures and recognize losses to the extent we make cash contributions to the joint ventures.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide the combined summarized financial information of our unconsolidated joint ventures as of the dates thereof and for the periods set forth below.

(Amounts in thousands)	As of
Balance Sheets:	September 30, 2025	December 31, 2024
Real estate, net	$1,383,558	$1,567,771
Cash and cash equivalents and restricted cash	124,488	154,669
Intangible assets, net	35,474	42,672
For-sale residential condominium units (1)	175,089	195,113
Deferred rent receivable	32,724	42,128
Other assets	29,351	26,813
Total assets	$1,780,684	$2,029,166

Notes and mortgages payable, net	$1,412,745	$1,783,587
Accounts payable and accrued expenses	42,324	59,860
Intangible liabilities, net	1,682	2,480
Other liabilities	67,961	73,129
Total liabilities	1,524,712	1,919,056
Equity	255,972	110,110
Total liabilities and equity	$1,780,684	$2,029,166

	For the Three Months Ended		For the Nine Months Ended
(Amounts in thousands)	September 30,		September 30,
Income Statements:	2025	2024	2025		2024
Revenues:
Rental revenue	$24,985	$35,374	$84,209		$106,557
Other income (2)	11,368	2,188	39,701		20,432
Total revenues	36,353	37,562	123,910		126,989
Expenses:
Operating (3)	22,717	23,985	72,630		80,345
Depreciation and amortization	8,207	12,464	29,094		38,232
Total expenses	30,924	36,449	101,724		118,577
Other income (expense):
Interest and other income	1,788	1,855	5,334		4,351
Interest and debt expense	(8,536)	(14,782)	(42,673)		(44,729)
Gain on extinguishment of debt	-	-	162,517	(4)	-
Gain on settlement of interest rate swap	-	2,498	-		2,498
(Loss) income before income taxes	(1,319)	(9,316)	147,364		(29,468)
Income tax expense	-	(1)	(29)		(26)
Net (loss) income	$(1,319)	$(9,317)	$147,335		$(29,494)

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

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Intangible assets:
Gross amount	$155,226	$197,625
Accumulated amortization	(114,133)	(147,133)
	$41,093	$50,492
Intangible liabilities:
Gross amount	$94,615	$114,618
Accumulated amortization	(78,074)	(93,748)
	$16,541	$20,870

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Amortization of above and below-market leases, net (component of "rental revenue")	$1,151	$1,379	$3,980	$4,351
Amortization of acquired in-place leases (component of "depreciation and amortization")	2,522	2,970	8,740	12,070

The following table sets forth amortization of acquired above and below-market leases, net and amortization of acquired in-place leases for the three-month period from October 1, 2025 through December 31, 2025, and each of the five succeeding years commencing from January 1, 2026.

(Amounts in thousands)	Above and Below-Market Leases, Net	In-Place Leases
2025	$998	$2,116
2026	2,854	6,915
2027	2,541	6,271
2028	2,493	6,258
2029	2,066	5,634
2030	1,677	4,545

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.
Debt

On May 5, 2025, we terminated our revolving credit facility following the sale of a 25.0% equity interest in One Front Street, which was one of the two remaining properties supporting our credit facility. There was no outstanding balance on the facility at the time of termination.

On August 5, 2025, we completed a $900,000,000 refinancing of 1301 Avenue of the Americas, a 1.8 million square-foot Class A office building in New York City. The new five-year interest-only loan has a fixed rate of 6.39% and matures in August 2030. The proceeds from the refinancing were used to repay the existing $860,000,000 loan that bore interest at SOFR plus 277 basis points and was scheduled to mature in August 2026. We retained net proceeds of approximately $26,000,000 after the repayment of the existing loan and closing costs.

The following table summarizes our consolidated outstanding debt.

				Interest Rate
	Paramount	Maturity	Fixed/	as of	As of
(Amounts in thousands)	Ownership	Date	Variable Rate	September 30, 2025	September 30, 2025	December 31, 2024
Notes and mortgages payable:
1633 Broadway	90.0%	Dec-2029	Fixed	2.99%	$1,250,000	$1,250,000

One Market Plaza	49.0%	Feb-2027	Fixed	4.08%	850,000	850,000

1301 Avenue of the Americas	100.0%	Aug-2030	Fixed	6.39%	900,000	860,000

31 West 52nd Street (1)	100.0%	Jun-2026	Fixed	3.80%	500,000	500,000

300 Mission Street (1)	31.1%	Oct-2026	Fixed	4.50%	232,050	232,050

Total notes and mortgages payable				4.26%	3,732,050	3,692,050
Less: unamortized deferred financing costs					(20,546)	(15,420)
Total notes and mortgages payable, net					$3,711,504	$3,676,630

(1)
These loans mature within the next twelve months. Although these loan balances exceed our projected liquidity at the time of their respective maturities, we are currently exploring various refinancing options and believe that, based on each property’s operating performance, it is probable that we will be successful in refinancing each loan prior to its maturity.

9.
Derivative Instruments and Hedging Activities

Prior to August 2024, we had interest rate swap agreements with an aggregate notional amount of $500,000,000 to fix SOFR at 0.49% through August 2024. We also had interest rate cap agreements with an aggregate notional amount of $360,000,000 to cap SOFR at 4.50% through August 2024. In August 2024, upon the expiration of these agreements, we entered into new interest rate cap agreements for an aggregate notional amount of $860,000,000 to cap SOFR at 3.50% through August 2025. These interest rate swaps and interest rate caps were designated as cash flow hedges and therefore changes in their fair values were recognized in other comprehensive income or loss (outside of earnings). We recognized other comprehensive losses of $345,000 and $3,586,000 for the three months ended September 30, 2025 and 2024, respectively, and $819,000 and $14,241,000 for the nine months ended September 30, 2025 and 2024, respectively, from the changes in the fair value of these derivative financial instruments, which are recorded as a component of other comprehensive loss in our consolidated financial statements. See Note 11, Accumulated Other Comprehensive Income.

The table below provides additional details on our interest rate caps that are designated as cash flow hedges.

	Notional	Effective	Maturity	Benchmark	Strike	Fair Value as of
Property	Amount	Date	Date	Rate	Rate	September 30, 2025	December 31, 2024
(Amounts in thousands)
1301 Avenue of the Americas	$860,000	Aug-2024	Aug-2025	SOFR	3.50%	$-	$3,650
Total interest rate cap assets designated as cash flow hedges (included in "other assets")						$-	$3,650

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.
Equity

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the nine months ended September 30, 2025. Under the terms of the Merger Agreement, subject to the restrictions set forth therein, we may not repurchase any shares of our common stock without the prior written consent of Parent.

11.
Accumulated Other Comprehensive Income

The following table sets forth changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2025 and 2024, respectively, including amounts attributable to noncontrolling interests in the Operating Partnership.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Amount of income (loss) related to the cash flow hedges recognized in other comprehensive loss (1)	$-	$(876)	$642	$1,008
Amounts reclassified from accumulated other comprehensive income decreasing interest and debt expense (1)	(345)	(2,710)	(1,461)	(15,249)
Amount of income (loss) related to unconsolidated joint ventures recognized in other comprehensive loss	-	(34)	-	38

(1)
Represents amounts related to interest rate caps and interest rate swaps which were designated as cash flow hedges.

12.
Noncontrolling Interests

Consolidated Joint Ventures

Noncontrolling interests in consolidated joint ventures as of September 30, 2025 were $744,813,000, and represent the equity interests held by third parties in 1633 Broadway, 900 Third Avenue, One Market Plaza, 300 Mission Street, and One Front Street. The noncontrolling interests in consolidated joint ventures as of September 30, 2025, are net of a $40,545,000 mezzanine loan receivable that was issued as seller financing in connection with the sale of a 25.0% interest in One Front Street. As of December 31, 2024, noncontrolling interests in consolidated joint ventures were $495,340,000, and represented equity interests held by third parties in 1633 Broadway, One Market Plaza and 300 Mission Street.

Consolidated Real Estate Related Funds

Noncontrolling interests in our consolidated real estate related funds consist of equity interests held by third parties in RDF and Fund X. As of September 30, 2025 and December 31, 2024, the noncontrolling interests in our consolidated real estate related funds aggregated $85,431,000 and $82,875,000, respectively.

Operating Partnership

Noncontrolling interests in the Operating Partnership represent common units of the Operating Partnership that are held by third parties, including management, and units issued to management under equity incentive plans. Common units of the Operating Partnership may be tendered for redemption to the Operating Partnership for cash. We, at our option, may assume that obligation and pay the holder either cash or common shares on a one-for-one basis. Since the number of common shares outstanding is equal to the number of common units owned by us, the redemption value of each common unit is equal to the market value of each common share and distributions paid to each common unitholder is equivalent to dividends paid to common stockholders. As of September 30, 2025 and December 31, 2024, noncontrolling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount of $222,107,000 and $290,005,000, respectively, and a redemption value of $106,593,000 and $99,085,000, respectively, based on the closing share price of our common stock on the New York Stock Exchange at the end of each period.

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

Consolidated VIEs

We are the sole general partner of, and owned approximately 93.2% of, the Operating Partnership as of September 30, 2025. The Operating Partnership is considered a VIE and is consolidated in our consolidated financial statements. Since we conduct our business through and substantially all of our interests are held by the Operating Partnership, the assets and liabilities on our consolidated financial statements represent the assets and liabilities of the Operating Partnership. As of September 30, 2025 and December 31, 2024, the Operating Partnership held interests in consolidated VIEs owning properties and real estate related funds that were determined to be VIEs. The assets of these consolidated VIEs may only be used to settle the obligations of the entities and such obligations are secured only by the assets of the entities and are non-recourse to the Operating Partnership or us. The following table summarizes the assets and liabilities of consolidated VIEs of the Operating Partnership.

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Real estate, net	$3,938,898	$3,199,972
Cash and cash equivalents and restricted cash	364,339	280,258
Accounts and other receivables	14,708	10,067
Investments in unconsolidated joint ventures	66,932	76,579
Deferred rent receivable	201,373	192,939
Deferred charges, net	56,786	38,610
Intangible assets, net	22,930	28,569
Other assets	25,032	7,078
Total VIE assets	$4,690,998	$3,834,072

Notes and mortgages payable, net	$2,325,671	$2,320,880
Accounts payable and accrued expenses	68,066	54,877
Intangible liabilities, net	10,042	12,581
Other liabilities	6,436	5,334
Total VIE liabilities	$2,410,215	$2,393,672

Unconsolidated VIEs

As of September 30, 2025, the Operating Partnership held variable interests in entities that own our unconsolidated real estate related funds and an unconsolidated joint venture that were deemed to be VIEs. The following table summarizes our investments in these entities and the maximum risk of loss from these investments.

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Investments in unconsolidated real estate funds	$4,416	$4,649
Investment in unconsolidated joint venture	6,803	1,212
Asset management fees and other receivables	794	482
Maximum risk of loss	$12,013	$6,343

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.
Fair Value Measurements

Financial Assets Measured at Fair Value

The following table summarizes the fair value of our financial assets that are measured at fair value on our consolidated balance sheet as of the date set forth below, based on their levels in the fair value hierarchy.

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

	As of September 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes and mortgages payable	$3,732,050	$3,554,506	$3,692,050	$3,412,126
Total liabilities	$3,732,050	$3,554,506	$3,692,050	$3,412,126

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

The following table sets forth the details of our rental revenue.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Rental revenue:
Fixed	$146,712	$156,190	$445,240	$475,420
Variable	17,975	28,045	66,501	68,216
Total rental revenue	$164,687	$184,235	$511,741	$543,636

The following table is a schedule of future undiscounted cash flows under non-cancellable operating leases in effect as of September 30, 2025, for the three-month period from October 1, 2025 through December 31, 2025, and each of the five succeeding years and thereafter commencing January 1, 2026.

(Amounts in thousands)
2025	$135,534
2026	513,976
2027	523,072
2028	544,302
2029	530,602
2030	484,175
Thereafter	2,100,959
Total	$4,832,620

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.
Fee and Other Income

The following table sets forth the details of our fee and other income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Fee income:
Asset management	$1,944	$2,134	$5,724	$6,756
Property management	1,280	1,695	4,179	5,096
Acquisition, disposition, leasing and other	900	2,947	3,466	5,476
Total fee income	4,124	6,776	13,369	17,328
Other income (1)	4,148	3,888	11,913	10,220
Total fee and other income	$8,272	$10,664	$25,282	$27,548

(1)
Primarily comprised of (i) tenant requested services, including cleaning, overtime heating and cooling and (ii) parking income.

17.
Interest and Other Income, net

The following table sets forth the details of interest and other income, net.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Interest income, net	$3,112	$3,517	$10,953	$11,393
Non-cash gain on extinguishment of IPO related tax liability	-	-	-	15,437
Total interest and other income, net	$3,112	$3,517	$10,953	$26,830

18.
Interest and Debt Expense

The following table sets forth the details of interest and debt expense.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(Amounts in thousands)	2025		2024	2025		2024
Interest expense	$39,774		$41,178	$118,862		$116,456
Amortization of deferred financing costs	4,645	(1)	2,627	11,041	(1)	7,622
Total interest and debt expense	$44,419		$43,805	$129,903		$124,078

(1)
Includes $2,257 in the three and nine months ended September 30, 2025 of expense from the write-off of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas, and $1,751 in the nine months ended September 30, 2025 of expense from the write-off of deferred financing costs in connection with the modification and termination of our revolving credit facility.

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

We account for all stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. We recognized stock-based compensation expense of $2,649,000 and $4,373,000 for the three months ended September 30, 2025 and 2024, respectively, and $14,261,000 and $15,635,000 for the nine months ended September 30, 2025 and 2024, respectively, related to awards granted in prior periods. The stock-based compensation expense for the nine months ended September 30, 2025, includes $4,438,000 of expense relating to the acceleration of vesting of the equity awards for two of our former named executive officers.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(28,947)	$(9,688)	$(58,758)	$(7,642)
Earnings allocated to unvested participating securities	-	-	-	(14)
Numerator for loss per common share - basic and diluted	$(28,947)	$(9,688)	$(58,758)	$(7,656)
Denominator:
Denominator for basic loss per common share - weighted average shares	220,513	217,315	219,254	217,209
Effect of dilutive stock-based compensation plans (1)	-	-	-	-
Denominator for diluted loss per common share - weighted average shares	220,513	217,315	219,254	217,209

Loss per common share - basic and diluted	$(0.13)	$(0.04)	$(0.27)	$(0.04)

(1)
The effect of dilutive securities excludes 18,415 and 22,105 weighted average share equivalents for the three months ended September 30, 2025 and 2024, respectively, and 19,628 and 22,079 weighted average share equivalents for the nine months ended September 30, 2025 and 2024, respectively, as their effect was anti-dilutive.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.
Related Parties

HT Consulting GmbH

Albert Behler, our Chairman, Chief Executive Officer and President, owns 100% of HT Consulting GmbH (“HTC”), a licensed broker in Germany. We have an agreement with HTC to supervise selling efforts for our joint ventures and private equity real estate related funds (or investments in feeder vehicles for these funds) to investors in Germany. Through August 15, 2025, we agreed to pay HTC for the costs incurred plus a mark-up of 10%. We incurred costs aggregating $159,000 and $141,000 for the three months ended September 30, 2025 and 2024, respectively, and $378,000 and $386,000 for the nine months ended September 30, 2025 and 2024, respectively, in connection with this agreement, with no costs incurred from and after August 15, 2025. As of September 30, 2025 and December 31, 2024, we owed $267,000 and $113,000, respectively, to HTC under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets. Subsequent to August 15, 2025, we have agreed to pay HTC a success-based fee. We did not incur any costs in connection with this revised agreement.

Aircraft Services

Mr. Behler owns 50% of a private aviation company, in addition to owning a private aircraft that is managed by third-party aviation management companies. From time to time, Mr. Behler had utilized aircraft sourced from his private aviation company and his private aircraft for business travel. We did not incur any costs for the three months ended September 30, 2025. We incurred costs aggregating $439,000 for the three months ended September 30, 2024, and $147,000 and $1,243,000 for the nine months ended September 30, 2025 and 2024, respectively, related to the charter by Mr. Behler of such aircraft for business purposes, which is included as a component of “general and administrative” in our consolidated statements of income.

Kramer Design Services

Kramer Design Services (“Kramer Design”) is 100% owned by the spouse of Mr. Behler. In February 2025, we entered into agreements with Kramer Design to provide branding and design services relating to certain of our properties in San Francisco for an aggregate cost of $220,000 excluding expenses. We incurred costs aggregating $123,000 and $162,000 for the three and nine months ended September 30, 2025 respectively, in connection with services rendered pursuant to these agreements. In addition, we had entered into an agreement with Kramer Design to develop branding and signage for the Paramount Club, our amenity center at 1301 Avenue of the Americas, which opened in May 2024. We incurred costs aggregating $42,000 for the nine months ended September 30, 2024, in connection with services rendered pursuant to this agreement.

Mannheim Trust

The Mannheim Trust is for the benefit of the children of Dr. Martin Bussmann, who is a member of our board of directors. A subsidiary of Mannheim Trust leases 3,127 square feet of office space at 712 Fifth Avenue, our 50.0% owned unconsolidated joint venture, pursuant to a lease agreement which expires in August 2026. We recognized $31,000 and $30,000 for the three months ended September 30, 2025 and 2024, respectively, and $92,000 and $89,000 for the nine months ended September 30, 2025 and 2024, respectively, for our share of rental income pursuant to this lease.

ParkProperty Capital, LP

ParkProperty Capital, LP (“ParkProperty”), an entity partially owned by Katharina Otto-Bernstein, leases 4,233 square feet at 1325 Avenue of the Americas, pursuant to a lease agreement that expires in November 2027. Ms. Otto-Bernstein is a former member of our board of directors whose term ended in May 2025 and is currently one of our significant stockholders. We recognized rental revenue of $72,000 and $71,000 for the three months ended September 30, 2025 and 2024, respectively, and $214,000 and $212,000 for the nine months ended September 30, 2025 and 2024, respectively, pursuant to this lease.

PARAMOUNT GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debevoise and Plimpton LLP

We have entered into indemnification agreements with each of our directors and executive officers, including Wilbur Paes, our former Chief Operating Officer, Chief Financial Officer and Treasurer. Pursuant to the indemnification agreement with Mr. Paes, we have agreed to reimburse Mr. Paes for certain costs incurred in connection with the investigation described in Note 22, Commitments and Contingencies. These costs include certain legal fees incurred for Mr. Paes’s counsel, Debevoise and Plimpton LLP (“Debevoise”), where Mr. Paes’s brother is a partner, which aggregated $635,000 and $909,000 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we owed $13,000 to Debevoise under this agreement, which is included as a component of “accounts payable and accrued expenses” on our consolidated balance sheets.

Management Agreements

We provide property management, leasing and other related services to certain properties owned by members of the Otto Family, which are collectively one of our significant stockholders. We recognized fee income of $136,000 and $195,000 for the three months ended September 30, 2025 and 2024, respectively, and $427,000 and $562,000 for the nine months ended September 30, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of September 30, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $39,000 and $31,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

We also provide asset management, property management, leasing and other related services to our unconsolidated joint ventures and real estate related funds. We recognized fee income of $3,230,000 and $5,404,000 for the three months ended September 30, 2025 and 2024, respectively, and $9,743,000 and $14,214,000 for the nine months ended September 30, 2025 and 2024, respectively, in connection with these agreements, which is included as a component of “fee and other income” in our consolidated statements of income. As of September 30, 2025 and December 31, 2024, amounts owed to us under these agreements aggregated $1,220,000 and $1,652,000, respectively, which are included as a component of “accounts and other receivables” on our consolidated balance sheets.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. As of September 30, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of September 30, 2025, we have a $13,314,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

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

The following tables provide Paramount's share of Net Operating Income (“NOI”) for each reportable segment for the periods set forth below.

	For the Three Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$168,835	$112,225	$56,040	$570
Real estate related taxes	(38,559)	(30,086)	(8,473)	-
Other operating expenses (1)	(40,833)	(24,346)	(14,610)	(1,877)
NOI attributable to noncontrolling interests in consolidated joint ventures	(18,686)	(3,340)	(15,346)	-
NOI from unconsolidated joint ventures	4,743	3,156	1,570	17
Paramount's share of NOI (2)	$75,500	$57,609	$19,181	$(1,290)

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$188,123	$116,383	$71,523	$217
Real estate related taxes	(37,955)	(29,440)	(8,515)	-
Other operating expenses (1)	(42,361)	(26,172)	(14,983)	(1,206)
NOI attributable to noncontrolling interests in consolidated joint ventures	(23,723)	(2,424)	(21,299)	-
NOI from unconsolidated joint ventures	5,384	3,407	2,018	(41)
Paramount's share of NOI (2)	$89,468	$61,754	$28,744	$(1,030)

	For the Nine Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$523,654	$336,082	$185,981	$1,591
Real estate related taxes	(115,264)	(88,942)	(26,322)	-
Other operating expenses (1)	(117,062)	(72,427)	(38,177)	(6,458)
NOI attributable to noncontrolling interests in consolidated joint ventures	(61,385)	(10,048)	(51,337)	-
NOI from unconsolidated joint ventures	14,706	9,620	4,960	126
Paramount's share of NOI (2)	$244,649	$174,285	$75,105	$(4,741)

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Property-related revenues	$553,856	$347,669	$206,337	$(150)
Real estate related taxes	(112,379)	(87,191)	(25,188)	-
Other operating expenses (1)	(113,869)	(69,801)	(41,203)	(2,865)
NOI attributable to noncontrolling interests in consolidated joint ventures	(70,532)	(7,600)	(62,932)	-
NOI from unconsolidated joint ventures	16,611	10,442	6,128	41
Paramount's share of NOI (2)	$273,687	$193,519	$83,142	$(2,974)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2025	2024	2025	2024
Paramount's share of NOI	$75,500	$89,468	$244,649	$273,687
NOI attributable to noncontrolling interests in consolidated joint ventures	18,686	23,723	61,385	70,532
Adjustments to arrive at net (loss) income:
Fee income	4,124	6,776	13,369	17,328
Depreciation and amortization	(57,766)	(60,071)	(176,707)	(182,920)
General and administrative	(16,340)	(16,672)	(58,112)	(49,938)
Transaction related costs	(9,981)	(242)	(10,840)	(843)
Income (loss) from unconsolidated joint ventures	661	(981)	2,620	(3,098)
NOI from unconsolidated joint ventures	(4,743)	(5,384)	(14,706)	(16,611)
Interest and other income, net	3,112	3,517	10,953	26,830
Interest and debt expense	(44,419)	(43,805)	(129,903)	(124,078)
Other, net	53	87	(146)	107
(Loss) income before income taxes	(31,113)	(3,584)	(57,438)	10,996
Income tax benefit (expense)	831	(619)	1,430	(1,328)
Net (loss) income	(30,282)	(4,203)	(56,008)	9,668
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(279)	(6,959)	(5,095)	(18,434)
Consolidated real estate related funds	(688)	581	(2,556)	408
Operating Partnership	2,302	893	4,901	716
Net loss attributable to common stockholders	$(28,947)	$(9,688)	$(58,758)	$(7,642)

The following table provides the total assets for each of our reportable segments as of the dates set forth below.

(Amounts in thousands)
Total Assets as of:	Total	New York	San Francisco	Other
September 30, 2025	$7,974,495	$5,318,143	$2,356,144	$300,208
December 31, 2024	7,871,503	5,138,087	2,332,583	400,833

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

Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are usually identified by the use of words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “will,” and variations of such words or similar expressions. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. These forward-looking statements reflect our current views about our plans, intentions, expectations, strategies and prospects, which are based on the information currently available to us and on assumptions we have made. All forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q. Although we believe that our plans, intentions, expectations, strategies and prospects as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions, expectations or strategies will be attained or achieved. Furthermore, actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors that are beyond our control including, without limitation:

•
risks associated with our ability to obtain the stockholder approval required to consummate the Mergers (as defined below) and the timing of the closing, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing will not occur;
•
the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement (as defined below);
•
the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the Mergers and the Merger Agreement;
•
the risk that stockholder litigation in connection with the Mergers may affect the timing or occurrence of the Mergers or result in significant costs of defense, indemnification and liability;
•
unanticipated difficulties or expenditures relating to the Mergers, the response of business partners and competitors to the announcement of the Mergers, potential difficulties in our ability to retain and hire key personnel and maintain relationships with tenants and other third parties as a result of the Mergers, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Mergers;
•
restrictions on our ability to pay dividends pursuant to the Merger Agreement;
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

Proposed Mergers

On September 17, 2025, we and the Operating Partnership (collectively, the “Company Parties”), Rithm Capital Corp., a Delaware corporation (“Parent”), Panorama REIT Merger Sub, Inc., a Maryland corporation and a wholly owned subsidiary of Parent (“REIT Merger Sub”), and Panorama Operating Merger Sub LP, a Delaware limited partnership and a wholly owned subsidiary of Parent (“Operating Merger Sub” and, collectively with REIT Merger Sub and Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “ Original Merger Agreement”). On October 8, 2025, the Company Parties and the Parent Parties entered into Amendment No. 1 to the Merger Agreement (the “Amendment,” and the Original Merger Agreement as amended by the Amendment, the “Merger Agreement”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Operating Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Partnership Merger”) and (ii) immediately following the consummation of the Partnership Merger, the Company will be merged with and into REIT Merger Sub with REIT Merger Sub surviving the merger (the “Surviving Entity” and such merger, the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Mergers, the Operating Partnership and the Surviving Entity will be indirectly controlled by Parent. The Mergers and the other transactions contemplated by the Merger Agreement were approved and declared advisable by the board of directors of the Company.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each Common Unit of the Operating Partnership (each, an “Operating Partnership Common Unit”) that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to the product of (i) the Conversion Factor (as defined in the Second Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of October 26, 2020, by and between the Company and the limited partners party thereto) in effect on such date with respect to such Operating Partnership Common Units multiplied by (ii) $6.60, without interest (the “Partnership Merger Consideration”). The Partnership Merger Consideration is subject to decrease in the event the Operating Partnership declares and pays any additional dividends in cash or property other than stock, which dividends are necessary to maintain the Company’s tax status as a REIT.

At the effective time of the Company Merger (the “Company Merger Effective Time”), each share of common stock of the Company, par value $0.01 per share, that is issued and outstanding immediately prior to the Company Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $6.60 per share, without interest (the “Company Merger Consideration”). The Company Merger Consideration is subject to decrease in the event the Company declares and pays any additional dividends, which dividends are necessary to maintain its tax status as a REIT.

The Merger Agreement contains customary termination rights, including, but not limited to, the right of either party to terminate the Merger Agreement (i) if the Mergers have not occurred on or before 11:59 p.m. (Eastern time) on March 17, 2026, (ii) if any governmental authority of competent jurisdiction has issued a final, non-appealable order permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, or (iii) if stockholder approval has not been obtained upon a vote taken at the special meeting of the Company’s stockholders or any postponement or adjournment thereof, at which a vote on the approval of the Company Merger was taken.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of $59.7 million. Pursuant to the Amendment, the definition of “Company Termination Payment” in the Original Merger Agreement was modified to provide that, notwithstanding the foregoing, the Company will instead be required to pay Parent a termination payment of $47.7 million if the Company enters into an alternative acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) with certain persons.

The Parent Parties have represented in the Merger Agreement that Parent had, as of the date of the Merger Agreement, and the Parent Parties will have available, as of the Company Merger Effective Time, sufficient funds or other sources of immediately available funds to pay all amounts required to be paid in connection with the Mergers.

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

Business Overview

We are a fully-integrated REIT focused on owning, operating, managing, acquiring and redeveloping high-quality, Class A office properties in select central business district submarkets of New York City and San Francisco. We conduct our business through, and substantially all of our interests in properties and investments are held by, Paramount Group Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”). We are the sole general partner of, and owned approximately 93.2% of, the Operating Partnership as of September 30, 2025.

As of September 30, 2025, we own and/or manage a portfolio of 17 properties aggregating 13.1 million square feet comprised of:

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

Financings

Revolving Credit Facility

On May 5, 2025, we terminated our revolving credit facility following the sale of a 25.0% equity interest in One Front Street, which was one of the two remaining properties supporting our credit facility. There was no outstanding balance on the facility at the time of termination.

1301 Avenue of the Americas

On August 5, 2025, we completed a $900,000,000 refinancing of 1301 Avenue of the Americas, a 1.8 million square-foot Class A office building in New York City. The new five-year interest-only loan has a fixed rate of 6.39% and matures in August 2030. The proceeds from the refinancing were used to repay the existing $860,000,000 loan that bore interest at a weighted average rate of SOFR plus 277 basis points and was scheduled to mature in August 2026. We retained net proceeds of approximately $26,000,000 after the repayment of the existing loan and closing costs.

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

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the nine months ended September 30, 2025. Under the terms of the Merger Agreement, subject to the restrictions set forth therein, we may not repurchase any shares of our common stock without the prior written consent of Parent.

Leasing Results - Three Months Ended September 30, 2025

The following table presents the details on the leases signed during the three months ended September 30, 2025. It is not intended to coincide with the commencement of rental revenue in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The leasing statistics, except for square feet leased, represent office space only.

Three Months Ended September 30, 2025	Total	New York	San Francisco
Total square feet leased	547,812	463,575	84,237
Pro rata share of total square feet leased:	481,246	440,567	40,679
Initial rent (1)	$82.45	$81.08	$97.20
Weighted average lease term (in years)	13.2	13.8	6.7

Tenant improvements and leasing commissions:
Per square foot	$173.44	$182.35	$76.97
Per square foot per annum	$13.13	$13.21	$11.46
Percentage of initial rent	15.9%	16.3%	11.8%

Rent concessions:
Average free rent period (in months)	11.3	12.0	3.9
Average free rent period per annum (in months)	0.9	0.9	0.6

Second generation space: (2)
Square feet	130,756	98,896	31,860
Cash basis:
Initial rent (1)	$85.50	$82.87	$93.66
Prior escalated rent (3)	$80.33	$73.64	$101.10
Percentage increase (decrease)	6.4%	12.5%	(7.4%)
GAAP basis:
Straight-line rent	$84.78	$80.82	$97.05
Prior straight-line rent	$74.42	$69.77	$88.85
Percentage increase	13.9%	15.8%	9.2%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy (at share) as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2025	89.7%	93.8%	74.4%
As of June 30, 2025	85.4%	88.1%	75.1%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York and 111 Sutter Street in San Francisco.

Leasing Results - Three Months Ended September 30, 2025

In the three months ended September 30, 2025, we leased 547,812 square feet, of which our share was 481,246 square feet that was leased at a weighted average initial rent of $82.45 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased same store leased occupancy by 430 basis points to 89.7% at September 30, 2025 from 85.4% at June 30, 2025.

Of the 547,812 square feet leased in the three months, 130,756 square feet represented our share of second generation space for which rental rates increased by 13.9% on a GAAP basis and 6.4% on a cash basis. The weighted average lease term for leases signed during the three months was 13.2 years and weighted average tenant improvements and leasing commissions on these leases were $13.13 per square foot per annum, or 15.9% of initial rent.

New York

In the three months ended September 30, 2025, we leased 463,575 square feet in our New York portfolio, of which our share was 440,567 square feet that was leased at a weighted average initial rent of $81.08 per square foot. This leasing activity, partially offset by lease expirations in the three months, increased same store leased occupancy by 570 basis points to 93.8% at September 30, 2025 from 88.1% at June 30, 2025.

Of the 463,575 square feet leased in the three months, 98,896 square feet represented our share of second generation space for which rental rates increased by 15.8% on a GAAP basis and 12.5% on a cash basis. The weighted average lease term for leases signed during the three months was 13.8 years and weighted average tenant improvements and leasing commissions on these leases were $13.21 per square foot per annum, or 16.3% of initial rent.

San Francisco

In the three months ended September 30, 2025, we leased 84,237 square feet in our San Francisco portfolio, of which our share was 40,679 square feet that was leased at a weighted average initial rent of $97.20 per square foot. This leasing activity, offset by lease expirations in the three months, decreased same store leased occupancy by 70 basis points to 74.4% at September 30, 2025 from 75.1% at June 30, 2025.

Of the 84,237 square feet leased in the three months, 31,860 square feet represented our share of second generation space for which rental rates increased by 9.2% on a GAAP basis and decreased 7.4% on a cash basis. The weighted average lease term for leases signed during the three months was 6.7 years and weighted average tenant improvements and leasing commissions on these leases were $11.46 per square foot per annum, or 11.8% of initial rent.

Leasing Results - Nine Months Ended September 30, 2025

The following table presents the details on the leases signed during the nine months ended September 30, 2025. It is not intended to coincide with the commencement of rental revenue in accordance with GAAP. The leasing statistics, except for square feet leased, represent office space only.

Nine Months Ended September 30, 2025	Total	New York	San Francisco
Total square feet leased	1,236,396	953,065	283,331
Pro rata share of total square feet leased:	923,314	779,992	143,322
Initial rent (1)	$83.87	$81.95	$94.34
Weighted average lease term (in years)	13.1	13.8	9.1

Tenant improvements and leasing commissions:
Per square foot	$182.17	$183.79	$173.36
Per square foot per annum	$13.93	$13.32	$18.99
Percentage of initial rent	16.6%	16.2%	20.1%

Rent concessions:
Average free rent period (in months)	12.5	13.1	8.9
Average free rent period per annum (in months)	1.0	1.0	1.0

Second generation space: (2)
Square feet	417,702	319,147	98,555
Cash basis:
Initial rent (1)	$88.12	$86.08	$94.71
Prior escalated rent (3)	$89.37	$83.95	$106.92
Percentage (decrease) increase	(1.4%)	2.5%	(11.4%)
GAAP basis:
Straight-line rent	$88.04	$84.31	$100.10
Prior straight-line rent	$82.62	$79.04	$94.22
Percentage increase	6.6%	6.7%	6.2%

(1)
Represents the weighted average cash basis starting rent per square foot and does not include free rent or periodic step-ups in rent.
(2)
Represents space leased in the current period (i) that has been vacant for less than twelve months, or (ii) that has been leased ahead of its originally scheduled expiration.
(3)
Represents the weighted average cash basis rents (including reimbursements) per square foot at expiration.

The following table presents same store leased occupancy (at share) as of the dates set forth below.

Same Store Leased Occupancy (1)	Total	New York	San Francisco
As of September 30, 2025	89.7%	93.8%	74.4%
As of December 31, 2024	84.8%	85.0%	83.8%

(1)
Represents percentage of square feet that is leased, including signed leases not yet commenced, for properties in our same store portfolio. Our same store portfolio excludes 60 Wall Street in New York and 111 Sutter Street in San Francisco.

Leasing Results - Nine Months Ended September 30, 2025

In the nine months ended September 30, 2025, we leased 1,236,396 square feet, of which our share was 923,314 square feet that was leased at a weighted average initial rent of $83.87 per square foot. This leasing activity, partially offset by lease expirations in the nine months, including the scheduled expiration of Google’s lease in April 2025 at One Market Plaza in our San Francisco portfolio, increased same store leased occupancy by 490 basis points to 89.7% at September 30, 2025 from 84.8% at December 31, 2024.

Of the 1,236,396 square feet leased in the nine months, 417,702 square feet represented our share of second generation space for which rental rates increased by 6.6% on a GAAP basis and decreased by 1.4% on a cash basis. The weighted average lease term for leases signed during the nine months was 13.1 years and weighted average tenant improvements and leasing commissions on these leases were $13.93 per square foot per annum, or 16.6% of initial rent.

New York

In the nine months ended September 30, 2025, we leased 953,065 square feet in our New York portfolio, of which our share was 779,992 square feet that was leased at a weighted average initial rent of $81.95 per square foot. This leasing activity, partially offset by lease expirations in the nine months, increased same store leased occupancy by 880 basis points to 93.8% at September 30, 2025 from 85.0% at December 31, 2024.

Of the 953,065 square feet leased in the nine months, 319,147 square feet represented our share of second generation space for which rental rates increased by 6.7% on a GAAP basis and 2.5% on a cash basis. The weighted average lease term for leases signed during the nine months was 13.8 years and weighted average tenant improvements and leasing commissions on these leases were $13.32 per square foot per annum, or 16.2% of initial rent.

San Francisco

In the nine months ended September 30, 2025, we leased 283,331 square feet in our San Francisco portfolio, of which our share was 143,322 square feet that was leased at a weighted average initial rent of $94.34 per square foot. This leasing activity, offset by lease expirations in the nine months, including the scheduled expiration of Google’s lease in April 2025 at One Market Plaza, decreased same store leased occupancy by 940 basis points to 74.4% at September 30, 2025 from 83.8% at December 31, 2024. The decrease in same store leased occupancy was driven primarily by the scheduled expiration of Google’s lease in April 2025 at One Market Plaza.

Of the 283,331 square feet leased in the nine months, 98,555 square feet represented our share of second generation space for which rental rates increased by 6.2% on a GAAP basis and decreased by 11.4% on a cash basis. The weighted average lease term for leases signed during the nine months was 9.1 years and weighted average tenant improvements and leasing commissions on these leases were $18.99 per square foot per annum, or 20.1% of initial rent.

Financial Results - Three Months Ended September 30, 2025 and 2024

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $28,947,000, or $0.13 per diluted share, for the three months ended September 30, 2025, compared to $9,688,000, or $0.04 per diluted share, for the three months ended September 30, 2024. Net loss attributable to common stockholders for the three months ended September 30, 2025 includes $9,043,000, or $0.04 per diluted share, of transaction related costs relating to the proposed Mergers.

Funds from Operations (“FFO”) attributable to common stockholders was $17,112,000, or $0.08 per diluted share, for the three months ended September 30, 2025, compared to $40,078,000, or $0.18 per diluted share, for the three months ended September 30, 2024. FFO attributable to common stockholders for the three months ended September 30, 2025 includes $9,043,000, or $0.04 per diluted share, of transaction related costs relating to the proposed Mergers. FFO attributable to common stockholders for the three months ended September 30, 2025 and 2024 also includes the impact of non-core items, which are listed in the table on page 57. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the three months ended September 30, 2025 and 2024 by $14,397,000 and $445,000, respectively, or $0.06 and $0.01 per diluted share, respectively.

Core Funds from Operations (“Core FFO”) attributable to common stockholders, which excludes the impact of the non-core items listed on page 57, was $31,509,000, or $0.14 per diluted share, for the three months ended September 30, 2025, compared to $40,523,000 or $0.19 per diluted share, for the three months ended September 30, 2024.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the three months ended September 30, 2025 versus September 30, 2024.

	Total	New York	San Francisco
Same Store NOI	(12.0%)	(5.0%)	(28.0%)
Same Store Cash NOI	(8.0%)	5.6%	(33.9%)

See pages 51-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Financial Results - Nine Months Ended September 30, 2025 and 2024

Net Income, FFO and Core FFO

Net loss attributable to common stockholders was $58,758,000, or $0.27 per diluted share, for the nine months ended September 30, 2025, compared to $7,642,000, or $0.04 per diluted share, for the nine months ended September 30, 2024. Net loss attributable to common stockholders for the nine months ended September 30, 2025 includes (i) $9,608,000, or $0.04 per diluted share, of transaction related costs relating to the proposed Mergers, and (ii) $7,535,000, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments. Net loss attributable to common stockholders for the nine months ended September 30, 2024 includes a $14,148,000, or $0.07 per diluted share, non-cash gain on extinguishment of a tax liability related to our initial public offering.

FFO attributable to common stockholders was $80,982,000, or $0.37 per diluted share, for the nine months ended September 30, 2025, compared to $142,554,000, or $0.66 per diluted share, for the nine months ended September 30, 2024. FFO attributable to common stockholders for the nine months ended September 30, 2025 includes (i) $9,608,000, or $0.04 per diluted share, of transaction related costs relating to the proposed Mergers, and (ii) $7,535,000, or $0.03 per diluted share, of expense relating to acceleration of equity awards and severance payments. FFO attributable to common stockholders for the nine months ended September 30, 2024 includes $14,148,000, or $0.07 per diluted share, of a non-cash gain on extinguishment of a tax liability related to our initial public offering. FFO attributable to common stockholders for the nine months ended September 30, 2025 and 2024 also includes the impact of other non-core items, which are listed in the table on page 57. The aggregate of the non-core items, net of amounts attributable to noncontrolling interests, decreased FFO attributable to common stockholders for the nine months ended September 30, 2025 by $25,345,000, or $0.11 per diluted share, and increased FFO attributable to common stockholders for the nine months ended September 30, 2024 by $10,665,000, or $0.05 per diluted share.

Core FFO attributable to common stockholders, which excludes the impact of the non-core items listed on page 57, was $106,327,000, or $0.48 per diluted share, for the nine months ended September 30, 2025, compared to $131,889,000, or $0.61 per diluted share, for the nine months ended September 30, 2024.

Same Store Results

The table below summarizes the percentage increase or decrease in our share of Same Store NOI and Same Store Cash NOI, by segment, for the nine months ended September 30, 2025 versus September 30, 2024.

	Total	New York	San Francisco
Same Store NOI	(7.3%)	(7.9%)	(5.9%)
Same Store Cash NOI	(3.8%)	(3.0%)	(5.5%)

See pages 51-57 “Non-GAAP Financial Measures” for a reconciliation of these measures to the most directly comparable GAAP measure and the reasons why we believe these non-GAAP measures are useful.

Results of Operations - Three Months Ended September 30, 2025 and 2024

The following pages summarize our consolidated results of operations for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,
(Amounts in thousands)	2025	2024	Change
Revenues:
Rental revenue	$164,687	$184,235	$(19,548)
Fee and other income	8,272	10,664	(2,392)
Total revenues	172,959	194,899	(21,940)
Expenses:
Operating	79,392	80,316	(924)
Depreciation and amortization	57,766	60,071	(2,305)
General and administrative	16,340	16,672	(332)
Transaction related costs	9,981	242	9,739
Total expenses	163,479	157,301	6,178
Other income (expense):
Loss from real estate related fund investments	(18)	(22)	4
Income from unconsolidated real estate related funds	71	109	(38)
Income (loss) from unconsolidated joint ventures	661	(981)	1,642
Interest and other income, net	3,112	3,517	(405)
Interest and debt expense	(44,419)	(43,805)	(614)
Loss before income taxes	(31,113)	(3,584)	(27,529)
Income tax benefit (expense)	831	(619)	1,450
Net loss	(30,282)	(4,203)	(26,079)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(279)	(6,959)	6,680
Consolidated real estate related funds	(688)	581	(1,269)
Operating Partnership	2,302	893	1,409
Net loss attributable to common stockholders	$(28,947)	$(9,688)	$(19,259)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $172,959,000 for the three months ended September 30, 2025, compared to $194,899,000 for the three months ended September 30, 2024, a decrease of $21,940,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(18,404)	$(3,191)	(1)	$(15,213)	(2)	$-
Lease termination income	(1,229)	(1,179)	(3)	(50)		-
Other, net	85	(3)		(65)		153
(Decrease) increase in rental revenue	$(19,548)	$(4,373)		$(15,328)		$153

Fee and other income
Fee income
Asset management	$(190)	$-		$-		$(190)
Property management	(415)	-		-		(415)
Acquisition, disposition, leasing and other	(2,047)	-		-		(2,047)
Decrease in fee income	(2,652)	-		-		(2,652)
Other income
Same store operations	260	215		(155)		200
Increase (decrease) in other income	260	215		(155)		200
(Decrease) increase in fee and other income	$(2,392)	$215		$(155)		$(2,452)

Total decrease in revenues	$(21,940)	$(4,158)		$(15,483)		$(2,299)

(1)
Primarily due to lower average occupancy at 900 Third Avenue and lower tenant reimbursement income in the current year.
(2)
Primarily due to lower average occupancy at One Market Plaza due to the scheduled expiration of Google’s lease in April 2025 and a true-up of expense billings in the prior year.
(3)
Due to income in the prior year in connection with a tenant’s lease termination at 31 West 52nd Street.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $163,479,000 for the three months ended September 30, 2025, compared to $157,301,000 for the three months ended September 30, 2024, an increase of $6,178,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York	San Francisco		Other
Operating
Same store operations	$(255)	$160	$(415)		$-
Other, net	(669)	(1,397)	-		728
(Decrease) increase in operating	$(924)	$(1,237)	$(415)		$728

Depreciation and amortization
Operations	$(2,305)	$(536)	$(1,600)	(1)	$(169)
Decrease in depreciation and amortization	$(2,305)	$(536)	$(1,600)		$(169)

General and administrative
Operations	$(332)	$-	$-		$(332)
Decrease in general and administrative	$(332)	$-	$-		$(332)

Increase in transaction related costs	$9,739	$-	$-		$9,739	(2)

Total increase (decrease) in expenses	$6,178	$(1,773)	$(2,015)		$9,966

(1)
Primarily due to lower amortization of in-place lease assets and depreciation of tenant improvements at One Front Street due to the expiration of related leases.
(2)
Primarily due to costs related to the proposed Mergers.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $18,000 for the three months ended September 30, 2025, compared to $22,000 for the three months ended September 30, 2024, a decrease in loss of $4,000.

Income from Unconsolidated Real Estate Related Funds

Income from unconsolidated real estate related funds was $71,000 for the three months ended September 30, 2025, compared to $109,000 for the three months ended September 30, 2024, a decrease in income of $38,000. This decrease resulted primarily from lower investment income in the current year.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $661,000 for the three months ended September 30, 2025, compared to loss from unconsolidated joint ventures of $981,000 for the three months ended September 30, 2024, an increase in income of $1,642,000. This increase resulted primarily from Residential Development Fund’s (“RDF”) share of higher gains on the sale of residential condominium units at One Steuart Lane in the current year.

Interest and Other Income, net

Interest and other income, net was $3,112,000 for the three months ended September 30, 2025, compared to $3,517,000 for the three months ended September 30, 2024, a decrease in income of $405,000. This decrease resulted primarily from lower yields on investments in the current year.

Interest and Debt Expense

Interest and debt expense was $44,419,000 for the three months ended September 30, 2025, compared to $43,805,000 for the three months ended September 30, 2024, an increase of $614,000. This increase resulted primarily from a $2,257,000 write-off of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in August 2025, partially offset by amortization of deferred financing costs in the prior year relating to our revolving credit facility which was terminated in May 2025.

Income Tax Benefit (Expense)

Income tax benefit was $831,000 for the three months ended September 30, 2025, compared to income tax expense of $619,000 for the three months ended September 30, 2024, an increase in income tax benefit of $1,450,000. This increase resulted primarily from a true-up of the prior year’s tax provision in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $279,000 for the three months ended September 30, 2025, compared to $6,959,000 for the three months ended September 30, 2024, a $6,680,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted primarily from lower net income attributable to noncontrolling interests in One Market Plaza and 300 Mission Street.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $688,000 for the three months ended September 30, 2025, compared to net loss attributable to noncontrolling interests in consolidated real estate related funds of $581,000 for the three months ended September 30, 2024, an increase in net income attributable to noncontrolling interests in consolidated real estate related funds of $1,269,000. This increase in income resulted primarily from RDF’s share of higher gains on the sale of residential condominium units at One Steuart Lane.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $2,302,000 for the three months ended September 30, 2025, compared to $893,000 for the three months ended September 30, 2024, an increase in net loss allocated to noncontrolling interests of $1,409,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership.

Results of Operations - Nine Months Ended September 30, 2025 and 2024

The following pages summarize our consolidated results of operations for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	Change
Revenues:
Rental revenue	$511,741	$543,636	$(31,895)
Fee and other income	25,282	27,548	(2,266)
Total revenues	537,023	571,184	(34,161)
Expenses:
Operating	232,326	226,248	6,078
Depreciation and amortization	176,707	182,920	(6,213)
General and administrative	58,112	49,938	8,174
Transaction related costs	10,840	843	9,997
Total expenses	477,985	459,949	18,036
Other income (expense):
Loss from real estate related fund investments	(67)	(92)	25
(Loss) income from unconsolidated real estate related funds	(79)	199	(278)
Income (loss) from unconsolidated joint ventures	2,620	(3,098)	5,718
Interest and other income, net	10,953	26,830	(15,877)
Interest and debt expense	(129,903)	(124,078)	(5,825)
(Loss) income before income taxes	(57,438)	10,996	(68,434)
Income tax benefit (expense)	1,430	(1,328)	2,758
Net (loss) income	(56,008)	9,668	(65,676)
Less net (income) loss attributable to noncontrolling interests in:
Consolidated joint ventures	(5,095)	(18,434)	13,339
Consolidated real estate related funds	(2,556)	408	(2,964)
Operating Partnership	4,901	716	4,185
Net loss attributable to common stockholders	$(58,758)	$(7,642)	$(51,116)

Revenues

Our revenues, which consist of rental revenue and fee and other income, were $537,023,000 for the nine months ended September 30, 2025, compared to $571,184,000 for the nine months ended September 30, 2024, a decrease of $34,161,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Rental revenue
Same store operations	$(29,391)	$(9,570)	(1)	$(19,821)	(2)	$-
Lease termination income	(1,426)	(1,469)	(3)	43		-
Other, net	(1,078)	(684)		(46)		(348)
Decrease in rental revenue	$(31,895)	$(11,723)		$(19,824)		$(348)

Fee and other income
Fee income
Asset management	$(1,032)	$-		$-		$(1,032)
Property management	(917)	-		-		(917)
Acquisition, disposition, leasing and other	(2,010)	-		-		(2,010)
Decrease in fee income	(3,959)	-		-		(3,959)
Other income
Same store operations	1,693	136		(532)		2,089
Increase (decrease) in other income	1,693	136		(532)		2,089
(Decrease) increase in fee and other income	$(2,266)	$136		$(532)		$(1,870)

Total decrease in revenues	$(34,161)	$(11,587)		$(20,356)		$(2,218)

(1)
Primarily due to lower average occupancy at 31 West 52nd Street due to the scheduled expiration of Clifford Chance’s lease in June 2024 and lower average occupancy at 900 Third Avenue.
(2)
Primarily due to lower average occupancy at One Market Plaza due to the scheduled expiration of Google’s lease in April 2025 and a true-up of expense billings in the prior year.
(3)
Primarily due to income of $3,152 in the prior year, in connection with a tenant’s lease termination at 31 West 52nd Street, partially offset by income of $1,558 in the current year.

Expenses

Our expenses, which consist of operating, depreciation and amortization, general and administrative and transaction related costs, were $477,985,000 for the nine months ended September 30, 2025, compared to $459,949,000 for the nine months ended September 30, 2024, an increase of $18,036,000. Below are the details of the increase or decrease by segment.

(Amounts in thousands)	Total	New York		San Francisco		Other
Operating
Same store operations	$4,258	$6,150	(1)	$(1,892)		$-
Other, net	1,820	(1,951)		-		3,771
Increase (decrease) in operating	$6,078	$4,199		$(1,892)		$3,771

Depreciation and amortization
Operations	$(6,213)	$(3,863)	(2)	$(1,953)	(3)	$(397)
Decrease in depreciation and amortization	$(6,213)	$(3,863)		$(1,953)		$(397)

General and administrative
Operations	$(14)	$-		$-		$(14)
Severance costs	8,188	-		-		8,188	(4)
Increase in general and administrative	$8,174	$-		$-		$8,174

Increase in transaction related costs	$9,997	$-		$-		$9,997	(5)

Total increase (decrease) in expenses	$18,036	$336		$(3,845)		$21,545

(1)
Primarily due to higher utilities, repairs and maintenance, and real estate taxes.
(2)
Primarily due to a write-off of tenant improvements in the prior year at 1633 Broadway.
(3)
Primarily due to lower amortization of in-place lease assets and depreciation of tenant improvements at One Front Street and One Market Plaza due to the expiration of such leases.
(4)
Represents costs relating to acceleration of equity awards and severance payments.
(5)
Primarily due to costs related to the proposed Mergers.

Loss from Real Estate Related Fund Investments

Loss from real estate related fund investments was $67,000 for the nine months ended September 30, 2025, compared to $92,000 for the nine months ended September 30, 2024, a decrease in loss of $25,000.

(Loss) Income from Unconsolidated Real Estate Related Funds

Loss from unconsolidated real estate related funds was $79,000 for the nine months ended September 30, 2025, compared to income from unconsolidated real estate related funds of $199,000 for the nine months ended September 30, 2024, a decrease in income of $278,000. This decrease resulted primarily from unrealized losses on mezzanine loan investments and lower investment income in the current year.

Income (Loss) from Unconsolidated Joint Ventures

Income from unconsolidated joint ventures was $2,620,000 for the nine months ended September 30, 2025, compared to loss from unconsolidated joint ventures of $3,098,000 for the nine months ended September 30, 2024, an increase in income of $5,718,000. This increase in income resulted from:

(Amounts in thousands)
One Steuart Lane (higher income in the current year)	$3,270	(1)
60 Wall Street (losses in the prior year)	1,753	(2)
Other, net	695
Total increase in income	$5,718

(1)
Primarily due to RDF’s share of gains on the sale of residential condominium units at One Steuart Lane in the current year.
(2)
Primarily due to recognition of previously deferred losses upon the resumption of the equity method of accounting in the prior year.

Interest and Other Income, net

Interest and other income, net was $10,953,000 for the nine months ended September 30, 2025, compared to $26,830,000 for the nine months ended September 30, 2024, a decrease in income of $15,877,000. This decrease resulted primarily from a $15,437,000 non-cash gain on extinguishment of a tax liability related to our initial public offering in the prior year and lower yields on investments in the current year.

Interest and Debt Expense

Interest and debt expense was $129,903,000 for the nine months ended September 30, 2025, compared to $124,078,000 for the nine months ended September 30, 2024, an increase of $5,825,000. This increase resulted primarily from (i) the expiration of interest rate swaps on $500,000,000 of our debt at 1301 Avenue of the Americas in August 2024 and (ii) $4,008,000 of write-offs of deferred financing costs in connection with the refinancing of 1301 Avenue of the Americas in August 2025 and the modification and termination of our credit facility in May 2025, partially offset by (iii) lower interest expense on the $360,000,000 variable rate portion of our debt at 1301 Avenue of the Americas and (iv) lower amortization of deferred financing costs in the current year relating to our revolving credit facility.

Income Tax Benefit (Expense)

Income tax benefit was $1,430,000 for the nine months ended September 30, 2025, compared to income tax expense of $1,328,000 for the nine months ended September 30, 2024, an increase in income tax benefit of $2,758,000. This increase resulted primarily from a true-up of the prior year’s tax provision in the current year.

Net Income Attributable to Noncontrolling Interests in Consolidated Joint Ventures

Net income attributable to noncontrolling interests in consolidated joint ventures was $5,095,000 for the nine months ended September 30, 2025, compared to $18,434,000 for the nine months ended September 30, 2024, a $13,339,000 decrease in net income attributable to noncontrolling interests in consolidated joint ventures. This decrease in income resulted primarily from lower net income attributable to noncontrolling interests in One Market Plaza and 300 Mission Street in the current year.

Net (Income) Loss Attributable to Noncontrolling Interests in Consolidated Real Estate Related Funds

Net income attributable to noncontrolling interests in consolidated real estate related funds was $2,556,000 for the nine months ended September 30, 2025, compared to net loss attributable to noncontrolling interests in consolidated real estate related funds of $408,000 for the nine months ended September 30, 2024, an increase in net income attributable to noncontrolling interests in consolidated real estate related funds of $2,964,000. This increase in income resulted primarily from RDF’s share of higher gains on the sale of residential condominium units at One Steuart Lane in the current year.

Net Loss Attributable to Noncontrolling Interests in Operating Partnership

Net loss attributable to noncontrolling interests in the Operating Partnership was $4,901,000 for the nine months ended September 30, 2025, compared to $716,000 for the nine months ended September 30, 2024, an increase in net loss allocated to noncontrolling interests of $4,185,000. This increase in loss resulted from higher net loss subject to allocation to the unitholders of the Operating Partnership.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity include existing cash balances and cash flow from operations. As of September 30, 2025, we had $654,357,000 of liquidity comprised of $330,207,000 of cash and cash equivalents and $324,150,000 of restricted cash.

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

Consolidated Debt

As of September 30, 2025, our outstanding consolidated debt aggregated $3.73 billion. The $500,000,000 mortgage loan at 31 West 52nd Street is scheduled to mature in June 2026 and the $232,050,000 loan at 300 Mission Street is scheduled to mature in October 2026. Although these loan balances exceed our projected liquidity at the time of their respective maturities, we are currently exploring various refinancing options and believe that, based on each property’s operating performance, it is probable that we will be successful in refinancing each loan prior to its maturity. We may refinance these debts or any of our maturing debt when it comes due or repay it early depending on prevailing market conditions, liquidity requirements and other factors. The amounts involved in connection with these transactions could be material to our consolidated financial statements.

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

Under the terms of the Merger Agreement, subject to the restrictions set forth therein, we may not declare discretionary dividends without the prior written consent of Parent, but we may declare or pay dividends to maintain our qualification as a REIT. The amount in cash payable to our stockholders as the Company Merger Consideration is subject to decrease in the event we declare and pay any such dividends in cash or property other than stock, as more fully described in the Merger Agreement.

Off Balance Sheet Arrangements

As of September 30, 2025, our unconsolidated joint ventures had $1.42 billion of outstanding indebtedness, of which our share was $362,179,000. We do not guarantee the indebtedness of our unconsolidated joint ventures other than providing customary environmental indemnities and guarantees of specified non-recourse carve outs relating to specified covenants and representations; however, we may elect to fund additional capital to a joint venture through equity contributions (generally on a basis proportionate to our ownership interests), advances or partner loans in order to enable the joint venture to repay this indebtedness upon maturity.

Stock Repurchase Program

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the nine months ended September 30, 2025. Under the terms of the Merger Agreement, subject to the restrictions set forth therein, we may not repurchase any shares of our common stock without the prior written consent of Parent.

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

The terms of our consolidated mortgage debt agreements in place include certain restrictions and covenants which may limit, among other things, certain investments, the incurrence of additional indebtedness and liens and the disposition or other transfer of assets and interests in the borrower and other credit parties, and require compliance with certain debt yield, debt service coverage and loan to value ratios. As of September 30, 2025, we believe we are in compliance with all of our covenants.

On March 29, 2024, the joint venture that owns 60 Wall Street, in which we have a 5.0% ownership interest, modified the existing $575,000,000 non-recourse mortgage loan and extended the maturity to May 2029. In connection with the modification, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, we have provided the lender with certain guarantees, including a completion guarantee. We have agreements with our joint venture partners that indemnify us for their share of guarantees we provided. In accordance with GAAP, we recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification we have received. As of September 30, 2025, we have a $13,314,000 asset and liability, which are included as a component of “other assets” and “other liabilities,” on our consolidated balance sheets.

Cash Flows

Cash and cash equivalents and restricted cash were $654,357,000 and $555,447,000 as of September 30, 2025 and December 31, 2024, respectively, and $492,235,000 and $509,599,000 as of September 30, 2024 and December 31, 2023, respectively. Cash and cash equivalents and restricted cash increased by $98,910,000 for the nine months ended September 30, 2025, and decreased by $17,364,000 for the nine months ended September 30, 2024. The following table sets forth the changes in cash flow.

	For the Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$83,040	$176,570
Investing activities	(109,165)	(75,343)
Financing activities	125,035	(118,591)

Operating Activities

Nine months ended September 30, 2025 – We generated $83,040,000 of cash from operating activities for the nine months ended September 30, 2025, primarily from (i) $141,989,000 of net income (before $197,997,000 of non-cash adjustments), and (ii) $543,000 of distributions from unconsolidated joint ventures and real estate related funds, partially offset by (iii) $59,492,000 of net changes in operating assets and liabilities. Non-cash adjustments of $197,997,000 were primarily comprised of depreciation and amortization, loss from unconsolidated joint ventures, straight-lining of rental revenue, amortization of above and below-market leases, net and amortization of stock-based compensation.

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

Investing Activities

Nine months ended September 30, 2025 – We used $109,165,000 of cash for investing activities for the nine months ended September 30, 2025, for (i) $115,840,000 for additions to real estate, which were comprised of spending for tenant improvements and other building improvements, and (ii) $5,414,000 for contributions of capital to an unconsolidated joint venture, partially offset by (iii) $12,089,000 of a distribution of capital from an unconsolidated joint venture.

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

Financing Activities

Nine months ended September 30, 2025 – We generated $125,035,000 of cash from financing activities for the nine months ended September 30, 2025, from (i) $900,000,000 of proceeds from notes and mortgages payable in connection with the refinancing of the 1301 Avenue of the Americas loan, (ii) $83,307,000 of proceeds received for the sale of a 45.0% equity interest in 900 Third Avenue, (iii) $10,266,000 of proceeds received for the sale of a 25.0% equity interest in One Front Street, (iv) $11,723,000 of contributions from noncontrolling interests in 900 Third Avenue and One Front Street, partially offset by (v) $860,000,000 for repayment of notes and mortgages payable in connection with the refinancing of the 1301 Avenue of the Americas loan and $14,411,000 for payment of the related debt issuance costs, (vi) $5,710,000 distributions to noncontrolling interests in 300 Mission Street and 1633 Broadway, and (vii) $140,000 for the repurchase of shares related to stock compensation agreements and related tax withholdings.

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

Net Operating Income (“NOI”)

We use NOI to measure the operating performance of our properties. NOI consists of rental revenue (which includes property rentals, tenant reimbursements and lease termination income) and certain other property-related revenue less operating expenses (which include property-related expenses such as cleaning, security, repairs and maintenance, utilities, property administration and real estate taxes). We also use Cash NOI, which deducts from NOI, straight-line rent adjustments and the amortization of above and below-market leases, including our share of such adjustments of unconsolidated joint ventures. In addition, we present Paramount’s share of NOI and Cash NOI, which represents our share of NOI and Cash NOI of consolidated and unconsolidated joint ventures, based on our percentage ownership in the underlying assets. We use NOI and Cash NOI internally as performance measures and believe they provide useful information to investors regarding our financial condition and results of operations because they reflect only those income and expense items that are incurred at the property level. The following tables present reconciliations of our net income or loss to Paramount's share of NOI and Cash NOI for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(30,282)	$(13,413)	$4,868	$(21,737)
Adjustments to arrive at NOI:
Fee income	(4,124)	-	-	(4,124)
Depreciation and amortization	57,766	40,051	16,672	1,043
General and administrative	16,340	-	-	16,340
Transaction related costs	9,981	-	-	9,981
Income from unconsolidated joint ventures	(661)	(59)	-	(602)
NOI from unconsolidated joint ventures	4,743	3,156	1,570	17
Interest and other income, net	(3,112)	(1,216)	(572)	(1,324)
Interest and debt expense	44,419	32,430	11,989	-
Income tax benefit	(831)	-	-	(831)
Other, net	(53)	-	-	(53)
Amounts attributable to noncontrolling interests in consolidated joint ventures	(18,686)	(3,340)	(15,346)	-
Paramount's share of NOI	$75,500	$57,609	$19,181	$(1,290)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(1,065)	(231)	(798)	(36)
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,245)	(723)	(522)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	314	(345)	659	-
Paramount's share of Cash NOI	$73,504	$56,310	$18,520	$(1,326)

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(4,203)	$(9,078)	$17,213	$(12,338)
Adjustments to arrive at NOI:
Fee income	(6,776)	-	-	(6,776)
Depreciation and amortization	60,071	40,587	18,272	1,212
General and administrative	16,672	-	-	16,672
Transaction related costs	242	-	-	242
Loss (income) from unconsolidated joint ventures	981	(55)	225	811
NOI from unconsolidated joint ventures	5,384	3,407	2,018	(41)
Interest and other income, net	(3,517)	(899)	(502)	(2,116)
Interest and debt expense	43,805	30,216	12,817	772
Income tax expense	619	-	-	619
Other, net	(87)	-	-	(87)
Amounts attributable to noncontrolling interests in consolidated joint ventures	(23,723)	(2,424)	(21,299)	-
Paramount's share of NOI	$89,468	$61,754	$28,744	$(1,030)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(2,191)	(6,115)	3,818	106
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(1,697)	(767)	(930)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(1,470)	(214)	(1,256)	-
Paramount's share of Cash NOI	$84,110	$54,658	$30,376	$(924)

	For the Nine Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net (loss) income to NOI and Cash NOI:
Net (loss) income	$(56,008)	$(34,452)	$34,245	$(55,801)
Adjustments to arrive at NOI:
Fee income	(13,369)	-	-	(13,369)
Depreciation and amortization	176,707	119,928	53,551	3,228
General and administrative	58,112	-	-	58,112
Transaction related costs	10,840	-	-	10,840
Income from unconsolidated joint ventures	(2,620)	(178)	-	(2,442)
NOI from unconsolidated joint ventures	14,706	9,620	4,960	126
Interest and other income, net	(10,953)	(2,861)	(1,717)	(6,375)
Interest and debt expense	129,903	92,273	35,397	2,233
Income tax (benefit) expense	(1,430)	3	6	(1,439)
Other, net	146	-	-	146
Amounts attributable to noncontrolling interests in consolidated joint ventures	(61,385)	(10,048)	(51,337)	-
Paramount's share of NOI	$244,649	$174,285	$75,105	$(4,741)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	4,072	(4,117)	8,153	36
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(4,275)	(2,200)	(2,075)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(4,589)	(1,184)	(3,405)	-
Paramount's share of Cash NOI	$239,857	$166,784	$77,778	$(4,705)

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Reconciliation of net income (loss) to NOI and Cash NOI:
Net income (loss)	$9,668	$(15,297)	$46,470	$(21,505)
Adjustments to arrive at NOI:
Fee income	(17,328)	-	-	(17,328)
Depreciation and amortization	182,920	123,791	55,504	3,625
General and administrative	49,938	-	-	49,938
Transaction related costs	843	-	-	843
Loss from unconsolidated joint ventures	3,098	1,575	590	933
NOI from unconsolidated joint ventures	16,611	10,442	6,128	41
Interest and other income, net	(26,830)	(2,723)	(1,183)	(22,924)
Interest and debt expense	124,078	83,315	38,481	2,282
Income tax expense	1,328	16	84	1,228
Other, net	(107)	-	-	(107)
Amounts attributable to noncontrolling interests in consolidated joint ventures	(70,532)	(7,600)	(62,932)	-
Paramount's share of NOI	$273,687	$193,519	$83,142	$(2,974)
Adjustments to arrive at Cash NOI:
Straight-line rent adjustments (including our share of unconsolidated joint ventures)	(6,694)	(14,290)	7,561	35
Amortization of above and below-market leases, net (including our share of unconsolidated joint ventures)	(5,304)	(2,275)	(3,029)	-
Amounts attributable to noncontrolling interests in consolidated joint ventures	(2,059)	(479)	(1,580)	-
Paramount's share of Cash NOI	$259,630	$176,475	$86,094	$(2,939)

Same Store NOI

The tables below set forth the reconciliations of our share of NOI to our share of Same Store NOI and Same Store Cash NOI for the three and nine months ended September 30, 2025 and 2024. These metrics are used to measure the operating performance of our properties that were owned by us in a similar manner during both the current and prior reporting periods, and represent our share of Same Store NOI and Same Store Cash NOI from consolidated and unconsolidated joint ventures based on our percentage ownership in the underlying assets. Same Store NOI also excludes lease termination income, impairment of receivables arising from operating leases and certain other items that vary from period to period. Same Store Cash NOI excludes the effect of non-cash items such as the straight-line rent adjustments and the amortization of above and below-market leases.

	For the Three Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco		Other
Paramount's share of NOI for the three months ended
September 30, 2025 (1)	$75,500	$57,609	$19,181		$(1,290)
Non-same store adjustments:
Other, net	1,351	29	32		1,290
Paramount's share of Same Store NOI for the
three months ended September 30, 2025	$76,851	$57,638	$19,213		$-

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco		Other
Paramount's share of NOI for the three months ended
September 30, 2024 (1)	$89,468	$61,754	$28,744		$(1,030)
Non-same store adjustments:
Dispositions (2)	(3,342)	(1,308)	(2,034)		-
Lease termination income	(1,204)	(1,179)	(25)		-
Other, net	2,435	1,405	-		1,030
Paramount's share of Same Store NOI for the
three months ended September 30, 2024	$87,357	$60,672	$26,685		$-

% Decrease	(12.0%)	(5.0%)	(28.0%)	(3)

(1)
See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.
(3)
Primarily due to the scheduled expiration of Google’s lease in April 2025 at One Market Plaza and a true-up of expense billings in the prior year.

	For the Three Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco		Other
Paramount's share of Cash NOI for the three months ended
September 30, 2025 (1)	$73,504	$56,310	$18,520		$(1,326)
Non-same store adjustments:
Other, net	1,387	29	32		1,326
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2025	$74,891	$56,339	$18,552		$-

	For the Three Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco		Other
Paramount's share of Cash NOI for the three months ended
September 30, 2024 (1)	$84,110	$54,658	$30,376		$(924)
Non-same store adjustments:
Dispositions (2)	(3,817)	(1,536)	(2,281)		-
Lease termination income	(1,204)	(1,179)	(25)		-
Other, net	2,329	1,405	-		924
Paramount's share of Same Store Cash NOI for the
three months ended September 30, 2024	$81,418	$53,348	$28,070		$-

% (Decrease) increase	(8.0%)	5.6%	(33.9%)	(3)

(1)
See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s Cash NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.
(3)
Primarily due to the scheduled expiration of Google’s lease in April 2025 at One Market Plaza and a true-up of expense billings in the prior year.

	For the Nine Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2025 (1)	$244,649	$174,285	$75,105	$(4,741)
Non-same store adjustments:
Lease termination income	(1,672)	(1,627)	(45)	-
Other, net	5,479	706	32	4,741
Paramount's share of Same Store NOI for the
nine months ended September 30, 2025	$248,456	$173,364	$75,092	$-

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of NOI for the nine months ended
September 30, 2024 (1)	$273,687	$193,519	$83,142	$(2,974)
Non-same store adjustments:
Dispositions (2)	(7,516)	(4,165)	(3,351)	-
Lease termination income	(3,177)	(3,152)	(25)	-
Other, net	5,038	2,055	9	2,974
Paramount's share of Same Store NOI for the
nine months ended September 30, 2024	$268,032	$188,257	$79,775	$-

% Decrease	(7.3%)	(7.9%)	(5.9%)

(1)
See page 51 “Non-GAAP Financial Measures – NOI” for a reconciliation to net income or loss in accordance with GAAP and the reasons why we believe these non-GAAP measures are useful.
(2)
Represents an adjustment to prior period’s NOI to account for the 45.0% sale of 900 Third Avenue in our New York portfolio and 25.0% sale of One Front Street in our San Francisco portfolio.

	For the Nine Months Ended September 30, 2025
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months ended
September 30, 2025 (1)	$239,857	$166,784	$77,778	$(4,705)
Non-same store adjustments:
Lease termination income	(1,672)	(1,627)	(45)	-
Other, net	5,443	706	32	4,705
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2025	$243,628	$165,863	$77,765	$-

	For the Nine Months Ended September 30, 2024
(Amounts in thousands)	Total	New York	San Francisco	Other
Paramount's share of Cash NOI for the nine months ended
September 30, 2024 (1)	$259,630	$176,475	$86,094	$(2,939)
Non-same store adjustments:
Dispositions (2)	(8,154)	(4,392)	(3,762)	-
Lease termination income	(3,177)	(3,152)	(25)	-
Other, net	5,003	2,055	9	2,939
Paramount's share of Same Store Cash NOI for the
nine months ended September 30, 2024	$253,302	$170,986	$82,316	$-

% Decrease	(3.8%)	(3.0%)	(5.5%)

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Reconciliation of net (loss) income to FFO and Core FFO:
Net (loss) income	$(30,282)	$(4,203)	$(56,008)	$9,668
Real estate depreciation and amortization (including our share of unconsolidated joint ventures)	60,796	63,487	185,811	192,946
Amounts attributable to noncontrolling interests in consolidated joint ventures and real estate related funds	(12,041)	(15,511)	(41,822)	(46,981)
FFO attributable to the Operating Partnership	18,473	43,773	87,981	155,633
Amounts attributable to noncontrolling interests in the Operating Partnership	(1,361)	(3,695)	(6,999)	(13,079)
FFO attributable to common stockholders	$17,112	$40,078	$80,982	$142,554
Per diluted share	$0.08	$0.18	$0.37	$0.66

FFO attributable to the Operating Partnership	$18,473	$43,773	$87,981	$155,633
Adjustments for non-core items:
Transaction related costs	9,981	242	10,840	843
Write-off of deferred financing costs	2,257	-	4,008	-
Severance costs	-	-	8,188	-
Non-cash gain on extinguishment of IPO related tax liability	-	-	-	(15,437)
Other, net	3,304	244	4,396	2,959
Core FFO attributable to the Operating Partnership	34,015	44,259	115,413	143,998
Amounts attributable to noncontrolling interests in the Operating Partnership	(2,506)	(3,736)	(9,086)	(12,109)
Core FFO attributable to common stockholders	$31,509	$40,523	$106,327	$131,889
Per diluted share	$0.14	$0.19	$0.48	$0.61

Reconciliation of weighted average shares outstanding:
Weighted average shares outstanding	220,512,867	217,314,706	219,254,194	217,208,809
Effect of dilutive securities	41,597	14,505	34,657	36,985
Denominator for FFO and Core FFO per diluted share	220,554,464	217,329,211	219,288,851	217,245,794

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

The following table summarizes our consolidated debt, the weighted average interest rates and the fair value as of September 30, 2025.

Property	Rate	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
(Amounts in thousands)
Fixed Rate Debt:
31 West 52nd Street	3.80%	$-	$500,000	$-	$-	$-	$-	$500,000	$493,660
300 Mission Street	4.50%	-	232,050	-	-	-	-	232,050	228,865
One Market Plaza	4.08%	-	-	850,000	-	-	-	850,000	845,431
1633 Broadway	2.99%	-	-	-	-	1,250,000	-	1,250,000	1,082,301
1301 Avenue of the Americas	6.39%	-	-	-	-	-	900,000	900,000	904,249
Total Consolidated Debt	4.26%	$-	$732,050	$850,000	$-	$1,250,000	$900,000	$3,732,050	$3,554,506

In addition to the above, our unconsolidated joint ventures had $1.42 billion of outstanding indebtedness as of September 30, 2025, of which our share was $362,179,000.

The following table summarizes our share of total indebtedness and the effect to interest expense of a 100 basis point increase in variable rates.

	As of September 30, 2025			As of December 31, 2024
(Amounts in thousands, except per share amount)	Balance	Weighted Average Interest Rate	Effect of 1% Increase in Base Rates	Balance	Weighted Average Interest Rate
Paramount's share of consolidated debt:
Variable rate	$-	-%	$-	$860,000	6.27%
Fixed rate	3,013,680	4.33%	-	2,113,680	3.45%
	$3,013,680	4.33%	$-	$2,973,680	4.26%

Paramount's share of debt of non-consolidated
entities (non-recourse):
Variable rate	$104,627	6.44%	$1,046	$379,216	6.31%
Fixed rate	257,552	4.08%	-	256,040	4.03%
	$362,179	4.76%	$1,046	$635,256	5.39%

Noncontrolling interests' share of above			$(77)
Total change in annual net income			$969
Per diluted share			$0.00

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

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), regarding the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

In addition to the matter described above, from time to time, we are a party to various claims and routine litigation arising in the ordinary course of business. As of September 30, 2025, we do not believe that the results of any such other claims or litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

The following risk factors amend and supplement the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.

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

Risks Related to the Proposed Mergers

We are subject to various risks related to the proposed Mergers with Rithm Capital Corp.

The risks, contingencies and other uncertainties that could result in the failure of the proposed Mergers to be completed or, if completed, that could have a material adverse effect on our business, financial condition or results of operations following the proposed transaction, and any anticipated benefits of the proposed Mergers, include:

•
the failure to obtain necessary stockholder approval for the consummation of the proposed Company Merger;
•
the failure to satisfy required closing conditions or complete the proposed Mergers in a timely manner or at all;
•
the effect of the announcement of the proposed Mergers on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and the business generally;

•
the diversion of management’s attention from our core business as we work to take all steps necessary to close the transaction;
•
any incurrence of significant transaction related costs in connection with the proposed Mergers that are, and will be, incurred regardless of whether the proposed transaction is completed;
•
the potential loss of tenants, vendors, and other business partners or the termination of existing contracts or relationships in response to the proposed Mergers; and
•
the occurrence of any event giving rise to the right to terminate the Merger Agreement.

Moreover, we have incurred and expect to incur a number of non-recurring costs associated with the proposed Mergers, for which we will receive little or no benefit if the Mergers are not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether or not the proposed Mergers are completed and may relate to activities that we would not have undertaken other than to complete the Mergers.

The consummation of the Mergers is subject to certain closing conditions, including, among others, the approval of the Company Merger by our stockholders, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Mergers is subject to a number of closing conditions, including, among others, the approval of the Company Merger by the affirmative vote of the holders of shares of our common stock entitled to cast a majority of all the votes entitled to be cast at a stockholders meeting on the Company Merger. We can provide no assurance that such approval will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if such approval can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that other events will not intervene to delay or result in the termination of the proposed Mergers. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.

Each party’s obligation to consummate the Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Mergers, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of transactions prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal. As a result, we cannot assure you that the Mergers will be completed even if our stockholders approve the Company Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Mergers within the timeframe anticipated or at all, which could have an adverse effect on our business, financial results and operations.

The proposed Mergers may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Mergers are not completed for any reason, including as a result of the stockholders failing to approve the Company Merger, our stockholders will not receive any payment for their shares of our common stock. Instead, we will remain a public company, our common stock will continue to be listed and traded on The New York Stock Exchange and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including negative impacts on stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and those with whom we do business;
•
we will still be required to pay certain significant costs relating to the Mergers, such as legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers;
•
we may be required to pay a cash termination fee to Parent of up to $59.7 million, as required under the Merger Agreement under certain circumstances;

•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, or incurring indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially adversely affect the business, results of operations and financial condition;
•
matters relating to the Mergers require substantial commitments of time and resources by management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we may commit significant time and resources to defending against litigation related to the Mergers.

If the Mergers are not consummated, the risks described above may materialize, and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Mergers will be completed.

We will be subject to various uncertainties while the Mergers are pending that may cause disruption and may make it more difficult to maintain relationships with tenants and other third-party business partners.

Our efforts to complete the Mergers could cause substantial disruptions in, and create uncertainty surrounding, the business, which may materially adversely affect results of operation and the business. Uncertainty as to whether the Mergers will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Mergers are pending because employees may experience uncertainty about their roles following the Mergers. As mentioned above, a substantial amount of management’s and employees’ attention is being directed toward the completion of the Mergers and thus is being diverted from its day-to-day operations. Uncertainty as to the future could adversely affect our business and our relationship with tenants and potential tenants. For example, tenants and other third parties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the Mergers could be exacerbated by any delays in completion of the Mergers or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $59.7 million, including if Parent terminates the Merger Agreement after the Company Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal. Pursuant to the Amendment, the definition of “Company Termination Payment” in the Original Merger Agreement was modified to provide that, notwithstanding the foregoing, the Company will instead be required to pay Parent a termination payment of $47.7 million if the Company enters into an alternative acquisition agreement providing for a Superior Proposal with certain persons. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Mergers. For these and other reasons, termination of the Merger Agreement could materially and adversely affect business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Mergers, then that injunction may delay or prevent the proposed Mergers from being completed, which may adversely affect our business, financial position and results of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2025, we issued an aggregate of 136,156 shares of common stock in exchange for 136,156 common units of our Operating Partnership held by certain limited partners. These shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on this exemption based upon factual representations received from the limited partners who received shares of common stock.

Recent Purchases of Equity Securities

We currently have $15,000,000 of capacity under a $200,000,000 stock repurchase program which was approved by our board of directors in November 2019, and allows us to repurchase shares of our common stock from time to time, in the open market or in privately negotiated transactions. We did not repurchase any shares in the three months ended September 30, 2025. Under the terms of the Merger Agreement, subject to the restrictions set forth therein, we may not repurchase any shares of our common stock without the prior written consent of Parent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed, or furnished as indicated, herewith or incorporated herein by reference and are listed in the following Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1+

Agreement and Plan of Merger, dated as of September 17, 2025, by and among Rithm Capital Corp., Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on September 17, 2025.

2.2+

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2025, by and among Rithm Capital Corp., Panorama REIT Merger Sub, Inc., Panorama Operating Merger Sub LP, Paramount Group, Inc. and Paramount Group Operating Partnership LP., incorporated by reference to Annex B to the Registrant’s Preliminary Proxy Statement on Schedule 14A filed with the SEC on October 29, 2025.

10.1*	Amendment to the Second Amended and Restated Agreement of Limited Partnership of Paramount Group Operating Partnership LP, dated as of September 17, 2025.

10.2*†	Amendment No.1 to Paramount Group, Inc. Executive Severance Plan.

10.3*†	Form of Retention Bonus Letter Agreement.

10.4†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Wilbur Paes, dated July 1, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 8, 2025.

10.5†

Separation Agreement and Release among Paramount Group, Inc., Paramount Group Management LP, Paramount Group Operating Partnership LP and Gage Johnson, dated August 4, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 7, 2025.

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

101*

The following materials from the Paramount Group, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the related Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
_______________________________
*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

+

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Group, Inc.
Date:	October 29, 2025	By:	/s/ Ermelinda Berberi	Executive Vice President, Chief Financial Officer and Treasurer
			Ermelinda Berberi	(duly authorized officer, principal financial officer and principal accounting officer)